Form 10-Q
period 1995-04-01
MICRON ELECTRONICS INC
filed 1995-05-12
CIK 854460

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 April 1, 1995
                              ------------------------------------------
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  --------------------

Commission file number                           0-17932
                      --------------------------------------------------




                            Micron Electronics, Inc.
                     ------------------------------------
                     (Exact name as specified in charter)





               Minnesota                                41-1404301
     -------------------------------              ----------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)


     900 E. Karcher Road, Nampa, Idaho                             83687
     -------------------------------------------------------------------
     (Address of principal executive offices)                   Zip Code

     Registrant's telephone number, including area code   (208) 465-3434
                                                       -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to the filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

     The number of outstanding shares of the registrant's Common Stock as of April 28, 1995 was 91,401,711.

                           ZEOS INTERNATIONAL, LTD.

                         Consolidated Balance Sheets
                       (Tabular dollars in thousands)

                                          April 1,    December 31,
                                            1995          1994
- ------------------------------------------------------------------
                                        (unaudited)
ASSETS

Cash                                     $ 21,808       $ 25,314
Receivables                                22,237         23,954
Inventories                                25,492         24,649
Other current assets                          856            949
                                         --------       --------
     Total current assets                  70,393         74,866

Property and equipment, net                 1,864          2,132
Other assets                                  754            575
                                         --------       --------
     Total assets                        $ 73,011       $ 77,573
                                         ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses    $ 41,646       $ 48,197
Accrued licenses and royalties              5,144          5,889
                                         --------       --------
     Total current liabilities             46,790         54,086
                                         --------       --------

Commitments and contingencies

Shareholders' equity - 15,000,000 shares
  authorized:
Preferred stock, $3.00 cumulative
  convertible preferred,
     $.01 par value per share, 100,000
     shares issued, redemption amount
     $5,461,000, liquidation preference
     amount $5,211,000                      4,831          4,756
Common stock, $.01 par value per share,
  issued and outstanding
     8,810,173 and 8,803,571 shares,
     respectively                              88             88
Additional paid-in capital                 49,116         49,086
Accumulated deficit                       (27,814)       (30,443)
                                         --------       --------
     Total shareholders' equity            26,221         23,487
                                         --------       --------
     Total liabilities and
     shareholders' equity                $ 73,011       $ 77,573
                                         ========       ========












The accompanying notes are an integral part of the financial statements.

                            ZEOS INTERNATIONAL, LTD.

                      Consolidated Statements of Operations
               (Amounts in thousands, except for per share amounts)
                                  (Unaudited)

                                          April 1,       April 2,
For the quarter ended                       1995           1994
- ------------------------------------------------------------------
Net sales                                $ 82,838       $ 49,208
Cost of goods sold                         72,259         50,081
                                         --------       --------

Gross margin                               10,579           (873)

Selling, general and administrative         8,325          7,421
Research and development                      365            336
Royalty income                               (499)          (222)
                                         --------       --------

Operating income (loss)                     2,388         (8,408)

Other income (expense)                        316           (156)
                                         --------       --------
Income (loss) before income taxes           2,704         (8,564)

Income tax provision                            -              -
                                         --------       --------
Net income (loss)                           2,704         (8,564)

Preferred stock dividend                       75              -
                                         --------       --------
Net income (loss) applicable to common
  shareholders                           $  2,629       $ (8,564)
                                         ========       ========
Earnings (loss) per share:
     Primary                             $   0.27       $  (0.98)
     Fully diluted                           0.25          (0.98)
Number of shares used in per share
calculations:
     Primary                                9,845          8,704
     Fully diluted                         10,845          8,704












The accompanying notes are an integral part of the financial statements.

                           ZEOS INTERNATIONAL, LTD.

                     Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                 (Unaudited)

                                          April 1,       April 2,
For the quarter ended                       1995           1994
- -----------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                        $  2,704       $ (8,564)
Adjustments to reconcile net income
(loss) to net cash provided
     by operating activities
       Depreciation                           410            453
       Decrease (increase) in receivables   1,717         (1,552)
       Decrease (increase) in inventories    (843)         7,215
       Decrease in other assets               242            426
       Increase (decrease) in accounts
         payable and accrued expenses      (6,551)         2,781
       Decrease in accrued licenses and
         royalties                           (745)          (390)
           Other                                7            145
                                         --------       --------
     Net cash provided by (used for)
       operating activities                (3,059)           514
                                         --------       --------
Cash flows from investing activities
Expenditures for property and equipment      (142)          (119)
Sales of property and equipment                 -             19
                                         --------       --------
     Net cash used for investing
       activities                            (142)          (100)
                                         --------       --------
Cash flows from financing activities
Proceeds from issuances of common stock        30              -
Costs of merger                              (335)             -
                                         --------       --------
     Net cash used for financing
       activities                            (305)             -
                                         --------       --------
Net increase (decrease) in cash and
  equivalents                              (3,506)           414
Cash and equivalents at beginning of
  period                                   25,314          9,204
                                         --------       --------
     Cash and equivalents at end of
       period                            $ 21,808       $  9,618
                                         ========       ========













The accompanying notes are an integral part of the financial statements.

                 Notes to Consolidated Financial Statements
              (Tabular dollar amounts are stated in thousands)


1.   Unaudited Interim Financial Statements

     On April 7, 1995, Micron Computer, Inc., an Idaho corporation ("MCI"), and Micron Custom Manufacturing Services, Inc., an Idaho corporation ("MCMS"), both subsidiaries of Micron Technology, Inc. ("MTI") merged with and into ZEOS International, Ltd. (the "Merger") and the resulting company's name was changed to Micron Electronics, Inc. (the "Company"). The accompanying unaudited consolidated financial statements reflect the financial position and results of operations of ZEOS International, Ltd. prior to the Merger ("ZEOS") and do not reflect the financial position and results of operations of MCI and MCMS operations. Following the Merger, the Company's fiscal year was changed to end on the Thursday closest to August 31 of each year, which corresponds to the fiscal years of MCI and MCMS prior to the Merger. Accordingly, the Company will next report results following the fiscal quarter ended June 1, 1995, for the preceding three-month and nine-month periods for the operations of MCI and MCMS, and the operations of ZEOS for the period from the Merger date through June 1, 1995.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position of ZEOS International, Ltd. and subsidiaries and their consolidated results of operations and cash flows. Certain reclassifications, none of which affected results of operations, have been made to present the financial statements on a consistent basis.

     The accompanying unaudited consolidated financial statements and notes should be read in conjunction with audited financial statements and notes thereto included in ZEOS' Annual Report on Form 10-K for the year ended December 31, 1994.

2.   Receivables                          April 1,    December 31,
                                            1995           1994
- -------------------------------------------------------------------
     Trade receivables                   $ 23,806       $ 25,491
     Allowance for doubtful accounts       (1,569)        (1,537)
                                         --------       --------
                                         $ 22,237       $ 23,954
                                         ========       ========


3.   Inventories                          April 1,    December 31,
                                            1995          1994
- -------------------------------------------------------------------
     Finished goods                      $  7,862       $  7,371
     Work in progress                         843          1,412
     Raw materials                         16,787         15,866
                                         --------       --------
                                         $ 25,492       $ 24,649
                                         ========       ========



 4.  Property and equipment, net          April 1,    December 31,
                                            1995           1994
- -------------------------------------------------------------------
     Machinery and equipment             $  6,926       $  6,786
     Furniture and fixtures                   435            435
     Leasehold improvements                 3,014          3,051
                                         --------       --------
                                           10,376         10,272
     Less accumulated depreciation         (8,512)        (8,140)
                                         --------       --------
                                         $  1,864       $  2,132
                                         ========       ========




 5.  Accounts payable and accrued
     expenses                             April 1,    December 31,
                                            1995         1994
- -------------------------------------------------------------------
     Accounts payable                    $ 34,726       $ 43,213
     Customer advances                      2,087          1,392
     Accrued warranty and sales
       allowances                           1,685          1,627
     Salaries, wages and benefits           2,057          1,183
     Deferred income                          531            348
     Other                                    560            434
                                         --------       --------
                                         $ 41,646       $ 48,197
                                         ========       ========


6.   Preferred Stock

     On July 20, 1994 Sanyo Electric Co., Ltd. and Marubeni Corporation invested an aggregate of $5,000,000 in ZEOS International, Ltd. through the purchase of 100,000 shares of the ZEOS' $3.00 Cumulative Convertible Preferred Stock at a price of $50.00 per share.

     The Preferred Stock paid an annual dividend of $3.00 per share, except that payment of the dividends due in any year could be deferred to the extent that they exceeded the net income of ZEOS, but in no case could the accrued but unpaid dividends exceed $600,000. Each share of Preferred Stock was initially convertible into 10 shares of common stock of ZEOS at the option of the holders, or at the option of ZEOS under certain, predetermined circumstances.

     The Preferred Stock was redeemed by ZEOS on April 7, 1995, for $5,466,667, which included an accrued preferred stock dividend of $216,667 and a redemption premium of $250,000.


7.   Earnings (loss) per share

     Earnings (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding options and affect earnings per share when they have a dilutive effect.


8.   Commitments and Contingencies

     In connection with its principal business activities, ZEOS has been made aware of others in the industry who assert exclusive rights to certain technologies, including some which have granted related licenses to ZEOS and others which have notified ZEOS that their technologies may also require licenses. ZEOS evaluates all assertions on a case-by-case basis, enters into licenses that
appear  necessary  or  desirable,  and  makes  accruals  for   the
estimated impact of potential royalty payments.


9.   The Merger

     On October 30, 1994, ZEOS executed a merger agreement with MCI and MCMS pursuant to which MCI and MCMS were merged with and into ZEOS and ZEOS issued approximately 82.5 million shares of common stock in exchange for all the outstanding shares of MCI and MCMS. The Merger was approved by the shareholders of ZEOS, MCI and MCMS during special meetings of the shareholders of each company on April 6, 1995, and became effective on April 7, 1995. The Merger resulted in a change of control of approximately 89% of ZEOS common stock wherein MTI received an ownership interest in ZEOS of approximately 79% and the other shareholders of MCI and MCMS received an ownership interest in ZEOS of approximately 10%. For accounting purposes, the Merger is treated as an acquisition of ZEOS by MTI and the other shareholders of MCI and MCMS.

     ZEOS deferred approximately $685,000 in costs associated with the Merger through April 1, 1995.

     ZEOS retained Goldsmith, Agio, Helms Securities, Inc. ("GAHS") to act as its exclusive financial advisor. Upon consummation of the Merger, under the terms of an engagement agreement between ZEOS
and  GAHS,   ZEOS paid $480,000 and issued 40,000 shares of  ZEOS'
common stock to GAHS for services rendered. No effect of amounts due to GAHS under the engagement agreement have been included in the accompanying financial statements.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

     For the quarter ended April 1, 1995, ZEOS International, Ltd. recorded net sales of $82.8 million, compared to net sales of $49.2 million for the quarter ended April 2, 1994. ZEOS International, Ltd. recorded net income of $2.7 million, or $0.25 per fully diluted share, for the first quarter of 1995, compared to a net loss of $8.6 million, or ($0.98) per fully diluted share, for the first quarter of 1994. On April 7, 1995, Micron Computer, Inc. ("MCI") and Micron Custom Manufacturing Services, Inc. ("MCMS") merged with and into ZEOS International, Ltd. and the Company's name was changed from "ZEOS International, Ltd." to "Micron Electronics, Inc." The first quarter results reflect the ZEOS operations prior to the Merger ("ZEOS") and do not reflect the results of the MCI and MCMS operations and are not necessarily indicative of the combined results of Micron Electronics, Inc.


Results of Operations

                                               First Quarter
                                    ------------------------------
                                      1995       Change     1994
                                    ------------------------------
Net Sales                           $ 82,838     68.3%    $ 49,208

     Net sales increased approximately $33.6 million comparing the first quarter of 1994 to the same period in 1995, primarily as a result of an increase in the number of desktop PC systems sold, and to a lesser extent, an increase in overall average system selling prices. Unit sales of systems products for the first quarter of 1995 increased approximately 66% in comparison to the first quarter of 1994 as a result of an 82% increase in unit sales of desktop PC systems, offset in part by an approximate 46% decrease in unit sales of notebook PC systems. The increase in overall average selling prices resulted principally from a shift within the desktop PC product lines from 486 microprocessor based systems to relatively higher priced Pentium microprocessor based systems, and to a lesser extent, from a shift in the notebook product line from an older, lower priced subnotebook line to the new line of Meridian notebook PC systems.

     During the first quarter of 1995, direct sales of desktop and notebook products comprised approximately 88% and 4%, respectively, of total net sales, compared to 70% and 10%, respectively, for the same period in 1994. PC system sales through retail stores combined with non-system revenue comprised approximately 8% and 20% in the first quarters of 1995 and 1994, respectively. Non-system revenue includes sales of parts, accessories and component inventory.

     The Company continues to evaluate a range of PC product strategies to take advantage of both the ZEOS and Micron Computer brand names. There is substantial overlap and competition among product offerings of the Company's ZEOS and Micron Computer product lines. Until the Company's various product line strategies are fully defined, including the coordination of marketing strategies, the coordination of and sharing of research and development efforts and the broadening of overall product lines, the Company may face confusion in the marketplace regarding its personal computer products. Confusion in the marketplace regarding the Company's PC product lines could result in a substantial decrease in the Company's unit sales as compared to combined unit sales of the separate companies prior to the Merger, which would have a material adverse effect on the Company's results of operations.

     Fluctuations in the Company's net sales from quarter to quarter can be expected and may be attributable to a number of factors,
including   without   limitation  the  timing   of   new   product
introductions,  seasonal cycles commonly  seen  in  the   computer
industry, the impact of product reviews and industry awards, changes in product mix and product pricing, fluctuating component costs and industry competition. As a result, the operating results for any particular period are not necessarily indicative of the results of any future period.

                                              First Quarter
                                    ------------------------------
                                      1995       Change     1994
                                    ------------------------------
Cost of goods sold                  $ 72,259     44.3%    $ 50,081
Gross margin %                         12.8%                 (1.8%)


     Cost of goods sold primarily consists of component costs, direct labor, allocated manufacturing overhead, licenses and royalties paid to third parties. Component costs constitute a substantial majority of cost of goods sold.

     Gross margin percentage was significantly higher for the first quarter of 1995 as compared to the same period of 1994. In the first quarter of 1994, ZEOS' gross margin was adversely affected by an adjustment of $5.7 million relating to the reduction of certain inventories to their net realizable values. During the first quarter of 1995, ZEOS' gross margin was favorably affected by the purchase of approximately $7.7 million of memory components for its PC systems from MTI and MCI at favorable prices relative to ZEOS' other sources of supply. The related savings in cost of goods sold in the first quarter of 1995 were approximately $1.1
million.   There  can be no assurance that memory components  will
continue  to  be available from MTI or other sources at  favorable
prices.   The Company expects to experience significant continuing
pressure on gross margin percentage due to extensive competition in the PC industry and consumer expectations for more powerful PC systems at lower prices.

                                            First Quarter
                                    ------------------------------
                                      1995       Change     1994
                                    ------------------------------
Selling, general and
  administrative                    $  8,325     12.2%    $  7,421
as a % of net sales                    10.1%                 15.1%


     The increased selling, general and administrative expenses for the first quarter of 1995 compared to the corresponding period in 1994 was primarily the result of increases in credit card processing fees, salesperson compensation and telephone expense, all attributable to the increase in net sales. The decrease in selling, general and administrative expenses as a percentage of net sales was a result of the increase in net sales.

                                            First Quarter
                                    ------------------------------
                                      1995       Change     1994
                                    ------------------------------
Royalty income                      $    499     124.8%   $    222
as a % of net sales                     0.6%                  0.5%


     The increase in royalty income in the first quarter of 1995 compared to the same period in 1994 was due to an increase in fees resulting from the licensing of proprietary technology. Although the Company intends to continue the development of proprietary technology, there can be no assurance that royalty income in future periods will continue due to the relatively short life cycles of products using the licensed technology and uncertainty as to whether additional licensees will be identified and negotiated or whether royalty income under existing license agreements will continue at current levels.


Income taxes

     ZEOS recorded no income tax benefit or provision during either
the  first  quarter  of 1995 or the first  quarter  of  1994.   No
provision was recorded in the first quarter of 1995 because taxable income was offset by the anticipated utilization of net operating loss carryforwards. No benefit was recorded during the
first   quarter  of  1994  due  to  ZEOS'  uncertainty   regarding
utilization of net operating loss carryforwards in future periods.


Liquidity and Capital Resources

     Since its inception, ZEOS has satisfied its liquidity and capital resource requirements through a combination of equity and convertible debt financing, operating profits, short-term bank borrowings, extended credit terms with suppliers and advance deposits from customers. As of April 1, 1995, ZEOS had cash of $21.8 million, representing a decrease of $3.5 million compared to December 31, 1994. This decrease was due primarily to cash used in operating activities. Cash flows from investing activities were not material in the first quarter of 1995.

     As of April 1, 1995, ZEOS had no outstanding bank borrowings or long-term debt. ZEOS' principal sources of liquidity at April 1, 1995 consisted of cash, supplier credit lines and a revolving line of credit agreement with a commercial finance company, which provided for cash advances and letters of credit up to a maximum of $12.5 million at any one time. The line of credit agreement was terminated in April 1995 following the Merger.

     ZEOS is required to make guaranteed royalty payments under certain agreements and frequently enters into minimum purchase commitments with certain of its suppliers. To date, the Company has satisfied all such commitments.

     ZEOS' policies regarding extending credit to customers and establishing payment terms for customers are designed to facilitate customers' purchases of ZEOS' products while limiting ZEOS' risk and conserving its capital resources. ZEOS extends 30-day terms to qualifying businesses and accepts most major credit cards, as well as cash on delivery. In addition, ZEOS offers a private label credit program managed by a financial services company which assumes the related credit risk. ZEOS also offers qualified business customers a company-sponsored lease financing program through a national financing organization. Under this program, ZEOS assumes the related credit risk until the customer acknowledges receipt and acceptance of ZEOS' product.

     The Company expects that its working capital requirements will
continue  to  increase  through  1995  and  beyond.   The  Company
believes that currently available cash and cash equivalents, funds generated from operations and further expansion of terms with trade creditors will be sufficient to fund its operations through
the  end  of  1995.   However, maintaining an  adequate  level  of
working capital through the end of 1995 and thereafter will depend
in   part  on  the  success  of  the  Company's  products  in  the
marketplace,   the  relative  profitability  of  those   products,
continued availability of RAM components at favorable pricing and the Company's ability to control operating expenses. While it is anticipated that the Company will enter into a replacement revolving credit facility to provide for the working capital requirements of the Company, there can be no assurance that the Company will be able to do so on acceptable terms. The Company may seek or require additional financing to pay for costs and expenses related to the Merger and to finance growth opportunities, including any expansion that the Company may undertake internally,
through   strategic  acquisitions  or  partnerships   or   through
expansion to alternative manufacturing sites. There can be no assurance that any such financing will be available on terms acceptable to the Company, if at all.


Certain Factors

     Periodically, the Company is made aware that technology used by the Company may infringe on product or process technology rights
held  by  others.   The  Company accrues a liability  and  charges
operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for infringement. Resolution of whether the Company's products or processes infringe on valid rights held by others may have a material adverse effect on the Company's future financial position or results of operations and may require material changes in production processes and products. The Company has various product and process technology agreements expiring in the remainder of calendar 1995. The Company is not able to predict whether these license agreements can be renewed on terms acceptable to the Company.

     Several states have enacted legislation which would require out-of-state direct marketers to collect and remit sales and use taxes or  pay  income taxes based on certain limited contacts  with  the
state.   Taxation  authorities in certain  states  have  solicited
information from time to time from the Company to determine whether the Company has sufficient contacts with such states as would require payment of income taxes or collection of sales and use taxes from direct marketing customers in those states. In the event that the Company is required to pay income or other taxes or collect and remit sales and use taxes in states where the Company is not currently paying or collecting such taxes, the future operating results and financial condition of the Company could be materially and adversely affected.

                   Part II.  OTHER INFORMATION


Item 2.  Changes in Securities

     Effective upon the closing of the Merger, the Company's Articles of Incorporation were amended in order to change the name of the Company to "Micron Electronics, Inc." and to increase the number of authorized shares of capital stock from a total of 15,000,000 shares to a total of 150,000,000 shares. In addition, effective immediately prior to the closing of the Merger, all outstanding shares of ZEOS' $3.00 Convertible Cumulative Preferred Stock, Series A were redeemed by ZEOS.


Item 6.  Exhibits and reports on Form 8-K

     (a)  The following are filed as a part of this report:

     Exhibit
     Number    Description of Exhibit
     -------   ----------------------

     2.1 Agreement of Merger dated as of October 30, 1994 as amended by the First amendment thereto dated as of December 13, 1994 by and among ZEOS, MCI and MCMS (Incorporated by reference to Exhibit 2.1 to ZEOS' Registration Statement on Form S-4) (File No. 33-90212) as declared effective on March 13, 1995 (the "S-4 Registration Statement")

     2.2 Articles of Merger by and among ZEOS, MCI and MCMS (Incorporated by reference to Exhibit it
               2.2  to ZEOS' Current Report on Form 8-K dated
               April 7, 1995)

     3.1       Articles of Incorporation of registrant, as amended

    10.32      Voting   Agreement  dated  October  30,   1994
               between  ZEOS  and  Micron  Technology,   Inc.
               (Incorporated by reference to Exhibit 99.2 to the S-4 Registration Statement)

    10.33 Component Recovery Revenue Sharing Agreement dated as of July 14, 1994 between MCMS and Micron Technology, Inc.

    10.34      Amended and Restated Promissory Note dated
               September 3, 1992 between MCMS and Micron
               Technology, Inc.

    11 Computation of per share earnings for the quarter ended April 1, 1995

    (b) The registrant did not file any reports on Form 8-K during the quarter ended April 1, 1995.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Micron Electronics, Inc.
                              -------------------------------------
                              (Registrant)




Dated: May 12, 1995           /s/ T. Erik Oaas
                              --------------------------------------
                              T. Erik Oaas, Vice President, Finance,
                              and Chief Financial Officer (Principal
                              Financial and Accounting Officer)