Form 10-Q/A
period 1995-04-01
MICRON ELECTRONICS INC
filed 1995-06-09
CIK 854460

FORM 10-Q/A
                               Amendment No. 1

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



                              Micron Electronics, Inc.
                              -------------------------------------
                              (Registrant)




Dated: June 9, 1995           /s/ T. Erik Oaas
                              --------------------------------------
                              T. Erik Oaas, Vice President, Finance,
                              and Chief Financial Officer (Principal
                              Financial and Accounting Officer)