Form 10-Q
period 1995-06-01
MICRON ELECTRONICS INC
filed 1995-06-29
CIK 854460

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 1, 1995
                              ------------------------------------------

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  --------------------

Commission file number         0-17932
                      --------------------------------------------------





                       Micron Electronics, Inc.
                 ------------------------------------
                 (Exact name as specified in charter)





              Minnesota                             41-1404301
     -------------------------------            -------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)


     900 E. Karcher Road, Nampa, Idaho                             83687
     -------------------------------------------------------------------
     (Address of principal executive offices)                   Zip Code

     Registrant's telephone number, including area code   (208) 465-3434
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

     The number of outstanding shares of the registrant's Common Stock as of June 16, 1995 was 91,421,615.

                  Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     MICRON ELECTRONICS, INC.

                          Balance Sheets
                      (Dollars in thousands)
                           (Unaudited)

                                               June 1,      September 1,
As of                                           1995            1994
- ------------------------------------------------------------------------
Assets

Cash and equivalents                          $ 37,179          $ 35,048
Liquid investments                                   -             2,181
Receivables                                     97,364            50,797
Inventories                                     97,778            31,110
Deferred income taxes                           13,572             1,156
Other current assets                             1,911               588
                                              --------          --------
     Total current assets                      247,804           120,880

Property, plant and equipment, net              51,515            30,746
Goodwill, net                                   13,904                 -
Other assets                                     6,142               138
                                              --------          --------
     Total assets                             $319,365          $151,764
                                              ========          ========

Liabilities and shareholders' equity

Accounts payable and accrued expenses         $145,484          $ 72,290
Accrued licenses and royalties                  13,613             1,661
Current portion of long-term debt                1,021             1,023
                                              --------          --------
     Total current liabilities                 160,118            74,974

Long-term debt                                   6,056             6,822
Deferred income taxes                                -             1,081
Other liabilities                                  852               718
                                              --------          --------
     Total liabilities                         167,026            83,595

Commitments and contingencies

Common stock                                       914               550
Additional paid-in capital                      58,239            14,662
Retained earnings                               93,186            52,957
                                              --------          --------
     Total shareholders' equity                152,339            68,169
                                              --------          --------
     Total liabilities and shareholders'
       equity                                 $319,365          $151,764
                                              ========          ========



The accompanying notes are an integral part of the financial statements.

                     MICRON ELECTRONICS, INC.

                     Statements of Operations
       (Amounts in thousands, except for per share amounts)
                           (Unaudited)

                                     For the             For the nine
                                  quarter ended          months ended
                                ------------------    ------------------
                                June 1,    June 2,    June 1,    June 2,
                                 1995       1994       1995       1994
- ------------------------------------------------------------------------

Net sales                      $271,477   $106,249   $596,031   $278,634
Cost of goods sold              221,695     83,494    476,732    220,475
                               --------   --------   --------   --------
Gross margin                     49,782     22,755    119,299     58,159

Selling, general and
  administrative                 23,225      7,051     46,468     16,943
Research and development            585        155      1,090        398
                               --------   --------   --------   --------

Operating income                 25,972     15,549     71,741     40,818

Interest income, net                620        168      1,199        365
                               --------   --------   --------   --------

Income before income taxes       26,592     15,717     72,940     41,183
Income tax provision             10,987      6,220     28,811     16,056
                               --------   --------   --------   --------

Net income                     $ 15,605   $  9,497   $ 44,129   $ 25,127
                               ========   ========   ========   ========

Earnings per share             $   0.17   $   0.11   $   0.51   $   0.37

Number of shares used in per
  share calculations             89,669     83,587     86,581     68,419






















The accompanying notes are an integral part of the financial statements.

                       MICRON ELECTRONICS, INC.

                       Statements of Cash Flows
                        (Dollars in thousands)
                              (Unaudited)

                                               For the nine months ended
                                               -------------------------
                                               June 1,           June 2,
                                                1995              1994
- ------------------------------------------------------------------------
Cash flows from operating activities
Net income                                    $ 44,129          $ 25,127
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                7,317             3,116
     Amortization                                  679                25
     Change in assets and liabilities, net
       of effects of merger transaction:
          Increase in receivables              (24,669)          (17,060)
          Increase in inventories              (39,121)          (12,872)
          Increase in accounts payable and
            accrued expenses                    34,786            16,238
          Increase (decrease) in deferred
            income taxes                        (3,965)              569
              Other                             (1,453)              148
                                              --------          --------

Net cash provided by operating activities       17,703            15,291

Cash flows from investing activities
Property, plant and equipment expenditures     (29,075)          (12,268)
Proceeds from sale of equipment                    221               468
Purchase of investments and securities          (3,165)                -
Proceeds from sale and maturity of investments   5,400                 -
Cash acquired in merger transaction             14,060                 -
Other                                             (427)              (36)
                                              --------          --------
Net cash used for investing activities         (12,986)          (11,836)
                                              ========          ========

Cash flows from financing activities
Repayments of debt                                (767)           (1,413)
Proceeds from issuance of common stock             344             4,217
Stock repurchases                                 (882)               (1)
Other                                           (1,281)                -
                                              --------          --------
Net cash (used for) provided by financing
  activities                                    (2,586)            2,803
                                              --------          --------
Net increase in cash and equivalents             2,131             6,258
Cash and equivalents at beginning of period     35,048            21,684
                                              --------          --------
Cash and equivalents at end of period         $ 37,179          $ 27,942
                                              ========          ========

Supplemental disclosures
Noncash investing and financing activities:
   Assets acquired, net of cash and
     liabilities assumed in merger
     transaction                              $ 25,998          $      -
    Treasury stock retired                         882                 -
   Assets acquired in exchange for debt              -               186

The accompanying notes are an integral part of the financial statements.

                         MICRON ELECTRONICS, INC.

                      Notes to Financial Statements
   (Tabular dollar amounts in thousands, except for per share amounts)

1.   Unaudited interim financial statements

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position of Micron Electronics, Inc. and subsidiaries (the "Company") and their results of operations and cash flows.

     The accompanying unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the ZEOS International, Ltd. Registration Statement on Form S-4 and Joint Proxy Statement dated March 13, 1995 and the ZEOS International, Ltd. Annual Report on Form 10-K for the year ended December 31, 1994.

2.   The merger

     A. On April 7, 1995, Micron Computer, Inc. ("MCI") and Micron Custom Manufacturing Services, Inc. ("MCMS"), Subsidiaries of Micron Technology, Inc. ("MTI"), merged with and into ZEOS International, Ltd. ("ZEOS"). Pursuant to the terms of the merger, ZEOS issued approximately 82.5 million shares of its common stock in exchange for all of the outstanding shares of MCI and MCMS and the name of the surviving corporation was changed to Micron Electronics, Inc. ("MEI"). The merger resulted in a change of control of approximately 89% of ZEOS wherein, assuming exercise of all outstanding options, (a) MTI owns an approximate 79% interest in ZEOS, and (b) the other shareholders of MCI and MCMS own an approximate 10% interest in ZEOS. The merger has been accounted for as a purchase of
ZEOS by MCI and MCMS.   A new basis of accounting was established for the
assets and liabilities of ZEOS to the extent of the change of control.
The new basis reflects the allocation of the approximate $39.1 million purchase price to the ZEOS assets and liabilities on the basis of their fair values. Goodwill of approximately $14.6 million was recorded to the extent the purchase price exceeded the fair value of the identifiable net assets for which a change of control occurred. Goodwill is amortized on a straight line basis over three years.

     MEI's fiscal year is a 52 or 53 week period ending on the Thursday closest to August 31, which is the fiscal year of the Micron entities. Subsequent to the merger, the financial statements of MEI reflect the combined financial position and results of operations of ZEOS, MCI and MCMS based on the new basis of accounting for ZEOS and the historical cost basis of MCI and MCMS. Prior to April 7, 1995, the financial position and results of operations of MEI include only the combined financial position and results of operations of MCI and MCMS.

     The following pro forma financial information presents the results of operations of MEI for the quarter and nine month periods ended June 1, 1995 and June 2, 1994, as if the merger had occurred at the beginning of the periods, after giving effect to pro forma adjustments, including amortization of goodwill, certain product and process technology costs and related income tax effects.

                                  Quarter ended       Nine Months ended
                               -------------------   -------------------
                                June 1,    June 2,    June 1,    June 2,
                                 1995       1994       1995       1994
                               --------   --------   --------   --------

     Net sales                 $307,909   $170,886   $785,050   $440,891
     Gross margin                55,325     23,658    145,347     69,365
     Net income                  16,690      4,099     45,001     14,525
     Earnings per share            0.18       0.04       0.48       0.19

     The pro forma financial information is provided for illustrative purposes and is not necessarily indicative of the combined results of operations that would have actually occurred for such periods nor does it represent a forecast of results of operations for any future periods.


3.   Receivables                               June 1,      September 1,
                                                1995            1994
- ------------------------------------------------------------------------
     Trade receivables                        $102,614          $ 51,715
     Other                                       1,381             1,507
     Allowance for doubtful accounts            (4,151)           (1,760)
     Allowance for returns and discounts        (2,480)             (665)
                                              --------          --------
                                              $ 97,364          $ 50,797
                                              ========          ========


4.   Inventories                               June 1,      September 1,
                                                1995            1994
- ------------------------------------------------------------------------
     Finished goods                           $ 12,547          $  3,464
     Work in process                            10,909             4,333
     Raw materials and supplies                 74,322            23,313
                                              --------          --------
                                              $ 97,778          $ 31,110
                                              ========          ========



5.   Property, plant and equipment, net        June 1,      September 1,
                                                1995            1994
- ------------------------------------------------------------------------
     Land                                     $    987          $    987
     Buildings                                  15,460             9,202
     Equipment                                  65,155            33,024
     Construction in progress                    3,401             3,161
                                              --------          --------
                                                85,003            46,374
     Less accumulated depreciation             (33,488)          (15,628)
                                              --------          --------
                                              $ 51,515          $ 30,746
                                              ========          ========


  6. Accounts payable and accrued expense      June 1,      September 1,
                                                1995            1994
- ------------------------------------------------------------------------
     Accounts payable                         $105,265          $ 59,800
     Salaries, wages and benefits               20,080             4,335
     Other                                      20,139             8,155
                                              --------          --------
                                              $145,484          $ 72,290
                                              ========          ========




7.   Shareholders' equity                      June 1,      September 1,
                                                1995            1994
- ------------------------------------------------------------------------
Common stock:

     MEI common stock, $.01 par value,
       150,000,000 shares authorized,
       91,421,615 shares issued and
       outstanding                            $    914          $      -

     MCI common stock, no par value:
       Class  A - 7,900,000  shares
         authorized, 987,500 shares
         issued and outstanding                      -                79
       Class  B - 2,100,000  shares
         authorized, 469,940 shares
         issued and outstanding                      -               286

     MCMS common stock, $.10 par value,
       10,000,000 shares authorized,
       1,849,481 shares issued and
       outstanding                                   -               185
                                              --------          --------
                                              $    914          $    550
                                              ========          ========


Additional paid-in-capital:

     MEI                                      $ 58,239          $      -
     MCI                                             -                 6
     MCMS                                            -            14,656
                                              --------          --------
                                              $ 58,239          $ 14,662
                                              ========          ========


Retained earnings:

     MEI                                      $ 93,186          $      -
     MCI                                             -            20,959
     MCMS                                            -            31,998
                                              --------          --------
                                              $ 93,186          $ 52,957
                                              ========          ========

8.   Income taxes

     During the third quarter of fiscal 1995, the Company changed its estimate of the effective tax rate for fiscal 1995 to 39.5%. The effective income tax rate for the nine months ended June 1, 1995 and June 2, 1994 reflects primarily the statutory federal income tax rate and the net effect of state income taxes.

9.   Earnings per share

     Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding, adjusted to give effect to the merger. Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect.

10.  Commitments

     As of June 1, 1995, the Company had commitments of approximately $6.3 million for equipment purchases and $3.6 million for the construction of a building.

11.  Contingencies

     Periodically, MEI is made aware that technology used by MEI may infringe on product or process technology rights held by others. MEI has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for infringement prior to the balance sheet date. Management can give no assurance that the amounts accrued are adequate and cannot estimate the range of additional possible loss, if any, from resolution of these uncertainties. Resolution of whether MEI has infringed on valid rights held by others may have a material adverse effect on MEI's financial position or results of operations, and may require material changes in production processes and products.

      MEI is currently a party to various legal actions arising out of the normal course of business, none of which is expected to have a material effect on MEI's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Micron Electronics, Inc. ("MEI" or the "Company") completed its third fiscal quarter on June 1, 1995. On April 7, 1995, the Company was formed through the merger of Micron Computer, Inc. ("MCI") and Micron Custom Manufacturing Services, Inc. ("MCMS") with ZEOS International, Ltd. ("ZEOS"). The Company's 1995 fiscal year, which corresponds with the fiscal year of the Micron entities, is the 52 week period ending August 31, 1995. Accordingly, the Company's results of operations are for the quarter and nine month period ended June 1, 1995, as compared to the results for the same periods ended June 2, 1994, and reflect the merged operations of the Company subsequent to April 7, 1995, and the combined results of operations of only MCI and MCMS prior thereto. All dollar amounts presented are in thousands. The following is a summary of the results of operations.

                                   Quarter ended                        Nine months ended
                         -----------------------------------   -----------------------------------
                            June 1, 1995      June 2, 1994        June 1, 1995      June 2, 1994
                            ------------      ------------        ------------      ------------
                                   Percent           Percent             Percent           Percent
                          Amount  of Sales  Amount  of Sales    Amount  of Sales  Amount  of Sales
                         -------- -------- -------- --------   -------- -------- -------- --------
Net sales                $271,477  100.0%  $106,249  100.0%    $596,031  100.0%  $278,634  100.0%
Cost of goods sold        221,695   81.7%    83,494   78.6%     476,732   80.0%   220,475   79.1%
Gross margin               49,782   18.3%    22,755   21.4%     119,299   20.0%    58,159   20.9%
Selling, general, and
 administrative expenses   23,225    8.6%     7,051    6.6%      46,468    7.8%    16,943    6.1%
Net income                 15,605    5.7%     9,497    8.9%      44,129    7.4%    25,127    9.0%

 Overview

     MEI is involved in developing, marketing and supporting a broad range of electronic computing products including: (i) developing, marketing, manufacturing and supporting personal computers, (ii) contract manufacturing of custom, complex printed circuit board assemblies, (iii) recovering, testing and marketing random access memory ("RAM") components which do not meet full industry specifications ("nonstandard RAM components"), and (iv) assembling and marketing peripheral add-on memory products.

     MEI develops, markets, manufactures and supports a broad line of memory intensive, high performance desktop, tower and notebook PCs and related hardware and software products, under both the Micron and ZEOS
brand names.   MEI markets its line of PCs directly to businesses,
educational institutions, government agencies and the general public principally through advertisements in personal computer and trade publications. MEI's lines of PCs are based primarily on the Intel 80486SX, 80486DX, 80486DX2, DX4 and Pentium microprocessors. MEI supports its products through telephone based technical support and factory service.

     MEI manufactures custom, complex printed circuit board assemblies. MEI provides a full range of turnkey contract manufacturing services, including the assembly and test of complex printed circuit boards and memory modules, design layout and product engineering, material procurement, inventory management, quality assurance and just-in-time delivery.

    MEI's component recovery operation involves testing and grading nonstandard RAM components obtained from MTI or purchased from other semiconductor manufacturers to their highest functional level and identifying cost effective applications for such components. MEI markets nonstandard RAM components for a wide variety of applications such as PCs and peripherals, telephone answering machines, electronic games, laser printers, facsimile machines and cellular telephones. MEI has also been able to utilize nonstandard RAM components in the manufacture of complex circuit board assemblies for selected original equipment manufacturers ("OEM") customers in the manufacture of selected peripheral add-on memory products for third party resellers and OEMs.

     MEI also develops and markets a line of peripheral add-on memory products. Currently, the line includes a range of peripheral add-on
modules.   Certain  memory modules are manufactured utilizing only full specification RAM components while other memory modules are primarily comprised of nonstandard RAM components. All MEI memory modules are designed to meet full industry functionality standards. MEI memory modules are used in a variety of applications, including PCs, answering machines, laser printers, electronic games and other digital electronic systems.

Pro Forma Results of Operations

     The following discussion and analysis presents the results of operations of MEI for the quarters and nine month periods ended June 1, 1995, and June 2, 1994, on a pro forma basis as if the merger had occurred at the beginning of the periods, after giving effect to pro forma adjustments, including amortization of goodwill, certain product and process technology costs, and related income tax effects. Due to the significance of the merger, the Company believes that discussion and analysis of pro forma basis results of operations provides a more meaningful comparison than discussion and analysis on an actual basis which, prior to the merger, includes only the operations of MCI and MCMS.

     The pro forma information presented is not necessarily indicative of results that would have occurred had the merger actually taken place at the beginning of the periods.

The following is a summary of the pro forma results of operations.

                                   Quarter ended                        Nine months ended
                         -----------------------------------   -----------------------------------
                            June 1, 1995      June 2, 1994        June 1, 1995      June 2, 1994
                            ------------      ------------        ------------      ------------
                                   Percent           Percent             Percent           Percent
                          Amount  of Sales  Amount  of Sales    Amount  of Sales  Amount  of Sales
                         -------- -------- -------- --------   -------- -------- -------- --------
Pro forma net sales      $307,909  100.0%  $170,886  100.0%    $785,050  100.0%  $440,891  100.0%
Pro forma cost of
  goods sold              252,584   82.0%   147,228   86.2%     639,703   81.5%   371,526   84.3%
Pro forma gross margin     55,325   18.0%    23,658   13.8%     145,347   18.5%    69,365   15.7%
Pro forma selling,
  general and
  administrative expenses  27,598    9.0%    16,607    9.7%      70,899    9.0%    44,496   10.1%
Pro forma net income       16,690    5.4%     4,099    2.4%      45,001    5.7%    14,525    3.3%

Pro forma net sales for the Company's separate product lines are as follows:

                                   Quarter ended                        Nine months ended
                         -----------------------------------   -----------------------------------
                            June 1, 1995      June 2, 1994        June 1, 1995      June 2, 1994
                            ------------      ------------        ------------      ------------
                                   Percent           Percent             Percent           Percent
                          Amount  of Sales  Amount  of Sales    Amount  of Sales  Amount  of Sales
                         -------- -------- -------- --------   -------- -------- -------- --------

PC systems               $191,034   62.0%  $ 92,675   54.2%    $503,718   64.2%  $233,234   52.9%
Peripheral add-on
  memory products          47,895   15.6%    38,484   22.5%     117,328   14.9%   107,799   24.4%
Contract manufacturing     50,425   16.4%    32,573   19.1%     114,843   14.6%    82,863   18.8%
Component recovery         18,555    6.0%     7,154    4.2%      49,161    6.3%    16,995    3.9%
                         -------- -------- -------- --------   -------- -------- -------- --------
Total pro forma net
  sales                  $307,909  100.0%  $170,886  100.0%    $785,050  100.0%  $440,891  100.0%

                                   Quarter ended                        Nine months ended
                         -----------------------------------   -----------------------------------
                         June 1, 1995  % Change June 2, 1994   June 1, 1995  % Change June 2, 1994
                         ------------  -------- ------------   ------------  -------- ------------

Pro forma net sales          $307,909     80.2%     $170,886       $785,050     78.1%     $440,891

     Pro forma net sales for the quarter and nine month period ended June 1, 1995 were higher than pro forma net sales for the comparable periods in 1994, primarily as a result of an increase in the number of desktop PC systems sold, higher overall selling prices for PC systems, higher contract manufacturing sales, higher component recovery sales and higher sales of peripheral add-on memory products.

    Unit sales of PC systems for the quarter and nine month period ended June 1, 1995 increased approximately 120% and 119%, respectively, in comparison to the quarter and nine month period ending June 2, 1994, as a result of an approximate 126% and 138% increase, respectively, in unit sales of desktop PC systems, offset in part by approximately 28% and 24%
decreases, respectively, in unit sales of notebook PC systems.   The
increase in unit sales of desktop PC systems was due primarily to a significant increase in unit sales of Micron brand PC systems and to a lesser extent an increase in unit sales of ZEOS brand PC systems. The Company believes that unit sales of the Company's Micron brand PC systems increased as a result of an increase in
name recognition and market acceptance and competitive pricing.   Sales of
Micron and ZEOS brand PC systems benefited generally from continued strong demand in the market for PC products.

     The Company continues to evaluate a range of PC product strategies to take advantage of both the Micron and ZEOS brand names. Until the Company's various product line strategies are fully defined, including the coordination of marketing strategies, the sharing of research and development efforts and the coordination and potential integration of overall product lines, the Company may face confusion in the marketplace regarding its PC products. Subsequent to the merger date, sales of ZEOS brand PC systems have trended downward. The Company believes this decline is due, in part, to a recent decline in the number of trade magazine awards received by ZEOS brand PC systems, substantial overlap with and competition from the Company's Micron brand product line and seasonal factors. Confusion in the marketplace regarding the Company's PC product lines could result in a substantial decrease in the Company's unit sales which would have a material adverse effect on the Company's results of operations.

     Higher overall average selling prices of PC systems resulted principally from a shift within the desktop PC product lines from 486 microprocessor based systems to relatively higher priced Pentium microprocessor based systems, and to a lesser extent, from a shift in the notebook product line from an older, lower priced subnotebook line to the line of Meridian notebook PC systems.

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

     Contract manufacturing sales were higher primarily due to increased manufacturing capacity obtained through the addition of a new surface mount technology ("SMT") line at the Company's Boise facility and the upgrading of the Company's existing production lines in response to an increase in demand for its services from OEM customers as well as a significant increase in demand for module products manufactured for Micron Technology, Inc. ("MTI"). Additionally, two SMT lines were installed at the Company's new Durham, North Carolina facility which began operations in April, 1995, bringing the Company's total number of SMT lines to eight. Production from the North Carolina facility accounted for only approximately 5% of the Company's contract
manufacturing sales for the quarter ended June 1, 1995.   Modules
manufactured for MTI have increased as a percentage of contract manufacturing sales to approximately 14% in both the quarter and nine month period ended, June 1, 1995 compared to 10% and 11%, respectively, for the same periods in 1994. The Company's contract manufacturing operations rely on sales to a relatively limited number of customers. In the quarter and nine month period ended June 1, 1995, six customers, including MTI, accounted for 76% and 68%, respectively, of the Company's contract manufacturing sales. The Company expects sales to MTI to increase which could result in a higher percentage of total net sales attributable to MTI.

     Component recovery sales were higher as a result of increases in both unit sales and overall average selling prices. Unit sales increased approximately 98% and 87%, respectively, in the quarter and nine month period ended June 1, 1995 compared to the same periods in 1994, primarily due to increased availability of nonstandard RAM components and an increase in production capacity resulting primarily from the addition of new test and burn-in equipment. Overall average selling prices were higher primarily due to a shift in the product mix to higher priced nonstandard RAM components and continued strong industry-wide demand for semiconductor memory products. Significant competition in the area of component recovery is beginning to develop both from semiconductor memory manufacturers who conduct such operations in-house and from independent component recovery operations. Increased competition could result in both price reductions and a decline in the supply of nonstandard RAM components available for recovery by the Company.

     Unit sales of peripheral add-on memory products declined approximately 19% and 38% in the quarter and nine month period ended June 1, 1995, respectively, compared to the same periods in 1994, but the average memory density per module increased approximately 25% and 15% for the quarter and nine month period ended June 1, 1995, respectively, compared to the same periods in 1994. Overall average selling prices of peripheral add-on memory products increased approximately 70% and 86% for the quarter and nine month period ended June 1, 1995, respectively, compared to the same periods in 1994, due principally to the increase in the average memory density per module

     A substantial portion of the nonstandard RAM components used in the Company's component recovery and peripheral add-on memory module operations was obtained from MTI. Unless the Company is able to obtain significant quantities of nonstandard RAM components from alternative sources, the Company's component recovery and peripheral add-on memory module operations will be limited by the volume of nonstandard RAM components supplied by MTI. MTI's operating results are favorably affected by improvements in device yields throughout its semiconductor manufacturing processes and, accordingly, MTI seeks continuous improvements of such yields. Significant yield improvements as a consequence of product design advances, enhancements of manufacturing processes or other factors could result in a significant reduction in the availability of nonstandard RAM components from MTI. Significant reduction in the availability of nonstandard RAM components from MTI would have a material adverse effect on the Company's operating results.

                                   Quarter ended                        Nine months ended
                         -----------------------------------   -----------------------------------
                         June 1, 1995  % Change June 2, 1994   June 1, 1995  % Change June 2, 1994
                         ------------  -------- ------------   ------------  -------- ------------

Pro forma cost of
  goods sold                 $252,584     71.6%     $147,228       $639,703     72.2%     $371,526
Gross margin percentage         18.0%                  13.8%          18.5%                  15.7%
<t/table>

     Pro forma gross margins were $55,325 and $145,347, respectively, for the quarter and nine month period ended June 1, 1995, compared to $23,658 and $69,365, respectively, for the same periods in 1994.  The Company's overall gross margin percentage  was higher for the third quarter of 1995 as compared to the third quarter of 1994, primarily due to an adjustment of $5.7 million relating to the reduction of certain ZEOS brand PC related inventories to their net realizable values in March 1994.  The
Company's gross margin percentages continued to be favorably impacted by the relatively high gross margin percentage realized on component recovery sales and the relatively high gross margin realized on
peripheral add-on memory product sales.   Increased acceptance of
nonstandard RAM components in the market could result in an increase in
the sale of these components by semiconductor manufacturers.   In such
event, pricing for such components may decline.  The Company continues to experience significant pressure on its gross margin percentage from extensive competition in the PC industry and consumer expectations of more powerful PC systems at lower prices.  Many of the Company's competitors have substantially greater resources and purchasing power than the Company.  Although the Company has begun to realize some material cost reductions following the merger, the Company's inability to purchase components at prices comparable to those of  the leading PC manufacturers limits the Company's ability to compete on the basis of price in its PC business without adversely affecting its gross margin percentage.  The Company believes that its gross margin percentage realized from its PC operations is less than that realized by the leading
PC manufacturers.  In the event sales of PC systems increase as a percentage of total net sales, the Company's overall gross margin percentage will be adversely affected.

                                   Quarter ended                        Nine months ended
                         -----------------------------------   -----------------------------------
                         June 1, 1995  % Change June 2, 1994   June 1, 1995  % Change June 2, 1994
                         ------------  -------- ------------   ------------  -------- ------------
Pro forma selling,
  general and
  administrative expenses   $ 27,598      66.2%     $ 16,607       $ 70,899     59.3%     $ 44,496
Percent of net sales            9.0%                    9.7%           9.0%                  10.1%

     Pro forma selling, general and administrative expenses increased in absolute dollars but decreased as a percentage of net sales in the quarter and nine month period ended June 1, 1995, compared to the corresponding periods in 1994. The increase in absolute dollars was primarily due to higher levels of personnel costs, advertising costs and credit card processing fees associated with the increase in net sales of the Company's PC systems as a percentage of total net sales. Goodwill of approximately $14.6 million was recorded in connection with the merger and is amortized on a straight line basis over three years (approximately $1.2 million per quarter).

                                   Quarter ended                        Nine months ended
                         -----------------------------------   -----------------------------------
                         June 1, 1995  % Change June 2, 1994   June 1, 1995  % Change June 2, 1994
                         ------------  -------- ------------   ------------  -------- ------------
Pro forma income tax
  provision                  $ 10,897    307.2%    $   2,676       $ 29,381    209.8%     $  9,483

     The Company's pro forma effective tax rate of 39.5% for all periods presented reflects primarily the federal statutory income tax rate and the net effect of state taxes.


Liquidity and Capital Resources

     The Company has satisfied its liquidity and capital resource requirements through a combination of operating profits, short-term bank borrowings, extended credit terms with suppliers and advance deposits from customers, and equity and convertible debt financing by ZEOS. As of June 1, 1995, the Company had cash and equivalents of $37.2 million, representing an increase of $2.1 million compared to September 1, 1994. The increase resulted primarily from cash flows from operations and $14.1 million of cash aquired in the merger, offset by property, plant and equipment purchases of $29.1 million. The significant increase in receivables, inventories, accounts payable and accrued expenses since September 1, 1994 was primarily a result of increased sales and the merger.

     As of June 1, 1995, the Company had $7.1 million in indebtedness remaining on a ten-year loan from MTI and had no outstanding bank borrowings. The Company's principal sources of liquidity at June 1, 1995 consisted of cash and equivalents, supplier credit lines and a revolving line of credit agreement with a commercial lender, providing for cash advances and letters of credit up to a maximum of $10 million at any one time. The line of credit agreement will expire on September 30, 1995, if not extended or renegotiated.

    The Company is required to make guaranteed royalty payments under certain agreements and periodically enters into minimum purchase commitments with certain of its suppliers.

     The Company expects that its working capital requirements will continue to increase through 1995 and beyond. The Company believes that currently available cash and equivalents, funds generated from operations and further expansion of terms with trade creditors will be sufficient to fund its operations through the end of 1995. However, maintaining an adequate level of working capital through the end of 1995 and thereafter will depend in part on the success of the Company's products in the marketplace, the relative profitability of those products, continued availability of RAM components at favorable pricing and the Company's
ability to control operating expenses.   It is anticipated that the
Company will enter into a replacement revolving credit facility to
provide for the working capital requirements of the Company.   The
Company may seek or require additional financing for growth opportunities, including any expansion that the Company may undertake internally, through strategic acquisitions or partnerships or through expansion to alternative manufacturing sites. There can be no assurance that any such financings will be available on terms acceptable to the Company.


   Certain Factors

     The success of the Company will depend to a large extent on its continuing relationship with MTI, including the continuation of various favorable business arrangements between MTI and the Company. MTI owns approximately 80% of the outstanding Common Stock of the Company. In addition, four of the eight directors of the Company are directors of MTI, including Steven R. Appleton, Chairman and Chief Executive Officer of MTI. MTI has the power to control the outcome of substantially all matters requiring shareholder approval, including the election of directors, and has the ability to control the management and affairs of the Company. MTI's equity ownership has the effect of making certain corporate actions impossible without its support. Because of MTI's significant share ownership, only a limited percentage of the Company's outstanding Common Stock is expected to be traded in the public market unless MTI sells shares into the public market. In addition, in the event that MTI is unwilling to allow the reduction of its percentage of ownership, the combined Company may be unable to complete an equity financing and could be forced to forego certain other corporate opportunities.

    A substantial majority of the Company's nonstandard components are obtained from MTI. These components are acquired from MTI pursuant to a revenue sharing agreement which terminates in September 1997. Under this agreement, MTI is required to deliver to the Company all of the nonstandard RAM components produced at MTI's operations; however, there can be no assurance that MTI will continue to produce sufficient quantities of nonstandard RAM components to maintain the Company's component recovery operation at its existing level. The revenue sharing agreement may be amended or modified by written consent of the Company and MTI. By virtue of MTI's control position, MTI may be able to dictate future modification of the terms of agreement. Under a voting agreement entered into as part of the merger, MTI has agreed that it will not, in any event, amend or modify the terms of the revenue sharing agreement prior to April 7, 1996. Termination or renegotiation of the key terms of the revenue sharing agreement could have a material adverse effect on the Company's operating results.

     The Company purchases a substantial portion of its full specification RAM components used in its operations from MTI on a
purchase order basis with market terms and conditions.   It is
anticipated that the Company will continue to purchase full specification RAM components from MTI. A number of factors could affect MTI's ability or willingness to make full specification RAM components available to the Company, including a disruption of MTI's wafer processing, significant yield losses and strategic and general business considerations. There can be no assurance that MTI will provide the Company with a sufficient volume of full specification RAM components to meet customer demand for PC systems, contract assembly services, peripheral add-on memory products or other products to be added to the Company's product offering.

     High volumes of quality components are required for the manufacture of PC systems. Any industry shortage or other supply constraint, of any key component could affect the Company's ability to ship products on schedule or at expected gross margins. Additionally, the Company is unable to purchase components at costs comparable to those of the leading
PC manufacturers. From time to time, the Company may also experience obsolescence of components maintained in inventory. Inventory obsolescence results from, among other things, the fast pace of technological developments in components used in personal computers as well as the short product life cycles of personal computer products.
There can be no assurance that the Company will be able to effectively manage inventory levels so as to avoid the adverse effects of inventory obsolescence.

       Competition in the PC industry is based primarily upon performance, price, quality, service and support. The PC industry is highly competitive and has been characterized by intense pricing pressure, rapid technological advances in hardware and software, frequent introduction of new products and low gross margin percentages and declining product prices. The Company must therefore introduce many new products each year and continue to price its products competitively. Failure by the Company to make specific product transitions or to accurately forecast its market demand for product mix may adversely affect the Company's results of operations.

    The Company's contract manufacturing customers generally require short delivery cycles and quick turnaround for contract manufacturing services. As the Company's OEM customers react to variations in demand for their product and adjust their purchase orders to the Company, the Company is exposed to the risk of being subject to noncancelable purchase orders with its suppliers and to inventory risk for raw materials, work in process and finished goods. OEM order fluctuations and deferrals have had an adverse effect on the Company's contract manufacturing operations in the past and there can be no assurance that the Company will not experience such adverse effects in the future. The Company's contract manufacturing operations rely on sales to a relatively limited number of customers. The Company has no long term agreements with any of its contract manufacturing customers, including MTI, which require such customers to purchase contract manufacturing services from the Company. Should any of the Company's key contract manufacturing customers reduce in any material respect their purchases of the Company's contract manufacturing services, there can be no assurance that the Company could obtain alternative business on a timely basis, which could have a material adverse effect on the Company's business and operating results. In this regard, in the first quarter of 1995, the Company's contract manufacturing sales were adversely affected by a significant decline in orders from Radius.

     Periodically, MEI is made aware that the technology used by MEI may infringe on product or process technology rights held by others. MEI has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for infringement prior to the balance sheet date. Management can give no assurance that the amounts accrued are adequate and cannot estimate the range of additional possible loss, if any, from resolution of these uncertainties. Resolution of whether MEI has infringed on valid rights held by others may have a material adverse effect on MEI's financial position or results of operations, and may require material changes in production processes and products. Additionally, the inability of the Company to license technology, when required, from third parties, at rates comparable to those obtained by its competitors could have an adverse impact on the Company's ability to remain competitive and to maintain its gross margin.

     Several states have enacted legislation which would require out-of-state direct marketers to collect and remit sales and use taxes based on certain limited contacts with the state. Taxation authorities in certain states have solicited information from time to time from the Company to determine whether the Company has sufficient contacts with such states as would require payment and collection and remittance of sales and use taxes in those states. In the event that the Company is required to pay or collect and remit sales and use taxes in states where the Company is not currently paying or collecting and remitting such taxes, the future operating results and financial condition of the Company could be materially and adversely affected.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    On April 6, 1995, at separate special meetings of shareholders of ZEOS, MCI and MCMS, the shareholders of ZEOS, MCI and MCMS approved the Merger Agreement dated October 30, 1994, as amended, among ZEOS, MCI and MCMS (the "Merger Agreement") and the merger of MCI and MCMS with and into ZEOS.

     The shareholders of ZEOS voted as follows with respect to the approval of the Merger Agreement and the Merger:

            For:           4,578,561  shares
            Against:          49,905  shares
            Abstentions:      54,865  shares

     The shareholders of MCI Class A common stock voting separately as a class voted as follows with respect to the approval of the Merger
Agreement and the Merger:

            For:             987,500  shares
            Against:               -  shares
            Abstentions:           -  shares

     The shareholders of MCI Class B common stock voting separately as a class voted as follows with respect to the approval of the Merger
Agreement and the Merger:

            For:             443,000  shares
            Against:              50  shares
            Abstentions:           -  shares

     The shareholders of MCI class A and MCI class B common stock voting together voted as follows with respect to the approval of the Merger Agreement and the Merger:

            For:           1,430,500  shares
            Against:              50  shares
            Abstentions:           -  shares

     The shareholders of MCMS voted as follows with respect to the approval of the Merger Agreement and the Merger:

            For:           1,827,779  shares
            Against:             350  shares
            Abstentions:           -  shares

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following are filed as a part of this report:

Exhibit
Number     Description of Exhibit
- -------    ----------------------

10.35      1995 Stock Option Plan

10.36      1995 Employee Stock Purchase Plan

10.37      Executive Bonus Plan

11 Statement regarding computation of per share earnings

27         Financial Data Schedule

(b)   Reports on Form 8-K

    (i) On April 13, 1995, the Company filed a report on Form 8-K which included information regarding a change in control of the Company
        (Item 1), information regarding a change in the Company's certifying accountant (Item 4), certain financial statements and pro forma financial information (Item 7) and information regarding a change in the Company's fiscal year (Item 8).

   (ii) On April 21, 1995, the Company filed a report on Form 8-K which announced the resignation of Steven R. Appleton as the Company's
        Chairman, Chief Executive Officer and
        President and the appointment of Joseph M.
        Daltoso as the Company's Chairman, Chief
        Executive Officer and President (Item 5).

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Micron Electronics, Inc.
                              ------------------------------------------
                              (Registrant)




Dated: June 29, 1995          /s/ T. Erik Oaas
                              ------------------------------------------
                              T. Erik Oaas, Vice President, Finance, and
                              Chief Financial Officer (Principal
                              Financial and Accounting Officer)