Form 10-K
period 1995-08-31
MICRON ELECTRONICS INC
filed 1995-10-13
CIK 854460

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended      August 31, 1995
                         ---------------------------------
                                    or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  [NO FEE REQUIRED]
For the transition period from             to
                              -------------  -------------
Commission file number            0-17932
                      ------------------------------------

                         Micron Electronics, Inc.
            (Exact name of registrant as specified in charter)

    Minnesota                                           41-1404301
    ---------                                           ----------
(State or other                                     (I.R.S. Employer
jurisdiction of                                     Identification
incorporation or                                    No.)
organization)

900 East Karcher Road, Nampa, Idaho                          83687
--------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code    (208)465-3434

        Securities registered pursuant to Section 12(b) of the Act:
        Title of each class           Name of each exchange on which registered
Common Stock, $0.01 par value per share       The Nasdaq Stock Market
---------------------------------------       -----------------------

        Securities registered pursuant to section 12(g) of the Act:
                                   None
                                   ----
                             (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [X]    No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Company's Common Stock on August 31, 1995, as reported by The Nasdaq Stock Market, was approximately $234.4 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the registrant's Common Stock on August 31, 1995 was 91,431,392.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1995 Annual Meeting of Shareholders to be held on November 20, 1995 are incorporated by reference to Part III of this Annual Report on Form 10-K.

                                  PART I

Item 1.  Business

  Micron Electronics, Inc. ( "MEI" or the "Company") manufactures electronic products for a wide range of computing and digital applications. The Company develops, markets, manufactures, sells and supports personal computer ("PC") systems for consumer, government and business use, provides contract manufacturing services to original equipment manufacturers ("OEMs"), maintains a component recovery operation and assembles and markets peripheral add-on memory products. The Company was originally incorporated in May, 1981 under the name of ZEOS International, Ltd. ("ZEOS"). On April 7, 1995, Micron Computer, Inc. ("MCI") and Micron Custom Manufacturing Services, Inc. ("MCMS"), merged with and into ZEOS International, Ltd. MCI and MCMS were formed in late 1991 and early 1992, respectively, as subsidiaries of Micron Technology, Inc. ("MTI"). Pursuant to the terms of the merger, ZEOS issued approximately 82.5 million shares of its common stock in exchange for all of the outstanding shares of MCI and MCMS, and the name of the combined company was changed to Micron Electronics, Inc. The merger resulted in a change of control of approximately 89% of ZEOS whereby, assuming exercise of all outstanding options, (a) MTI owned an approximate 79% interest in MEI, and (b) the other shareholders of MCI and MCMS owned an approximate 10% interest in MEI. At August 31, 1995, the Company was approximately 80% owned by MTI. The Company's headquarters are in Nampa, Idaho.

Personal Computer Systems

  MEI develops, markets, manufactures, sells and supports a broad line of memory intensive, high performance PC systems under the Micron(Trademark) and ZEOS(Trademark) brand names. Micron brand PC systems are manufactured, sold and supported primarily at the Company's Nampa, Idaho facility. ZEOS brand PC systems are manufactured, sold and supported at the Company's Minneapolis, Minnesota facilities.

Products

  MEI seeks to provide end-users with memory intensive PC systems that include the latest hardware and software features commercially available in the PC marketplace at competitive prices. MEI currently utilizes Pentium(Registered Trademark) and 486 microprocessors from Intel Corporation ("Intel") for virtually all of its PC systems. The Company's
PC systems are custom-configured with a variety of memory and storage capacities, as well as other options, as specified by the customer and are available with a variety of operating and applications software. MEI offers a variety of peripheral products with its PC systems, including monitors, modems, graphics cards, accelerators and CD-ROM units.

  As of August 31, 1995, the Company's PC product lines generally included: the Micron Millennia(Trademark), targeted for high-end business users; the Micron PowerStation(Trademark), targeted for general business users; the Micron Home MPC(Trademark), targeted for the home office and general consumer; the Micron PowerServer(Trademark), a business network server; the ZEOS Pantera(Trademark), targeted for mainstream business; and the ZEOS Meridian(Trademark), a portable notebook computer.

  The Company continues to evaluate its product strategies, including (i) the coordination of Micron and ZEOS brand marketing strategies, (ii) the sharing of Micron and ZEOS research and development efforts, and (iii) the coordination and potential integration of Micron and ZEOS product lines. Actions taken in this regard could result in a number of adverse consequences, including, but not limited to, confusion in the marketplace regarding the Company's product lines, a decrease in the Company's unit sales and the recognition of unanticipated expenses, which could have a material adverse effect on the Company's results of operations.

  The Company's approach to developing new products is focused primarily on evaluating new technological developments and changing consumer preferences and on incorporating such developments and preferences into its product lines. MEI works closely with its suppliers to evaluate the latest developments in PC-related technology and specifications. The Company's engineering and marketing staffs then determine which configurations best respond to customer preferences. MEI has undertaken efforts specifically to produce systems that will compete favorably in industry wide competitions judging performance and value. These competitions typically call for system configurations consistent with the latest trends in PC consumer demand.

  The Company does not maintain a large in-house product research and development staff. In February 1992, ZEOS acquired PC Tech,
Inc. to design high performance motherboards and integrated circuits for ZEOS' desktop systems and to aid in the evaluation of new technology and its incorporation into ZEOS' product lines. Components designed by the PC Tech group are geared towards providing performance enhancements and cost reductions in PC architecture. Use of enhanced components designed by the PC Tech group permit broader feature sets and increased performance without the need for add-in cards.

  To maintain a competitive position in the PC industry, the Company must introduce new products and features that address the needs and preferences of its target markets. The PC industry is characterized by short product life cycles resulting from rapid changes in technology and consumer preferences and declining product prices. There can be no assurance that the introduction of new products or features by the Company or its competitors will not materially and adversely affect the sale of the existing products of the Company, or that the Company will be able to adapt to future product changes in the PC industry.

Marketing and Sales

  The Company's direct marketing approach is directed toward PC users who tend to evaluate products based on performance, price, quality, support and service. The Company's customer base is comprised primarily of small to medium sized businesses as well as individuals purchasing for home use. In addition, the Company sells its products directly to certain larger volume
purchasers   and through strategic sales relationships with companies
having large government procurement contracts. The Company's participation in large government procurement contracts generally may be terminated at any time by the companies holding the contracts. Moreover, the pricing and terms of any such procurement contracts with government agencies are generally subject to renegotiation or termination by such agencies. The Company also markets its PC systems through direct mail campaigns to existing and prospective customers and sells a limited number of its PCs through three factory outlet and retail stores located in Minnesota and Idaho.

  Under its direct marketing approach, MEI markets its PC systems primarily by strategically placing advertisements and attempting to win awards in personal computer trade publications. Through direct marketing, MEI is able to avoid dealer markups and inventory costs typically experienced in retail marketing and can maintain close contact with its target market. Consumers seeking high performance systems at reasonable prices have historically referenced computer trade magazines to evaluate the type of system and configurations best suited to their particular needs. MEI believes that consumer interest in its PC systems has been significantly enhanced and brand name recognition of the Company's products has been increased by the receipt of numerous awards for overall performance, price and reliability. In the event that the Company is unsuccessful in receiving such awards in the future, consumer interest in its PC systems could decline materially.

  Direct sales orders are received primarily via telephone by Company sales representatives who review system configuration compatibility and current pricing. Most customers order custom-configured systems with varying feature sets differentiated by microprocessor type and speed, hard drive capacity, memory, monitor size and resolution and bundled software, as well as other features. MEI offers its customers a variety of payment alternatives, including lease financing and its own private label credit cards. Commercial customers may also be offered payment terms.

   Levels of unfilled orders for PC systems fluctuate depending upon demand for certain products or production delays. Customers frequently change delivery schedules and orders depending on market conditions and other reasons. Customers are not billed by the Company until their order is shipped, and unfilled orders can be, and sometimes are, canceled by the customer prior to shipment. As of August 31, 1995, MEI had unfilled orders for PC systems of approximately $46.3 million as compared to combined MCI and ZEOS unfilled orders for PC systems of $24.3 million as of September 1, 1994. MEI anticipates that substantially all of the unfilled orders as of August 31, 1995, other than canceled orders, will be shipped within 30 days. Due to (i) customers ability to cancel or reschedule orders without penalty, (ii) industry seasonality (especially the Christmas buying season), and (iii) other customer buying patterns experienced by the Company, MEI does not believe that unfilled orders are a meaningful indicator of future sales.

  The computer industry generally has been subject to seasonality and to significant quarterly and annual fluctuations in operating results. Fluctuations can result from a wide variety of factors affecting the Company and its competitors. These factors include new product developments or introductions, availability of components, changes in product mix and pricing and product reviews and other media coverage. The Company's business is also sensitive to the spending patterns of its customers which are affected by economic conditions. In recent periods, the Company's sales to the government sector have increased. Accordingly, the Company expects that future sales may be impacted by the budgetary spending practices of the government sector. There can be no assurance that the Company will not experience fluctuations in operating results in the future.

PC Product Warranties and Technical Support

  MEI believes that its PC product warranties and technical support programs are essential to achieving customer satisfaction. The key elements of the Company's PC product warranties and technical support programs are as follows:

  30-Day Money Back Guarantee. Customers generally may return products purchased from the Company within 30 days after shipment for a full refund of the purchase price.

  Limited Warranty. MEI generally provides a one-year limited warranty on hardware which covers repairs or replacements for defects in either workmanship or materials. Technicians are specifically trained to assist customers via telephone support in the installation of replacement parts. On-site service is provided by third-party service suppliers. Customers have the option to purchase an extended limited warranty from the Company and extended on-site service from a third-party.

  Technical Support. MEI offers its customers telephone access to technical support services (toll-free in the United States). The Company's technical and customer support representatives respond to a variety of telephone inquiries from customers, including questions concerning the Company's product offerings, customer order status and post-installation hardware and software issues. Many customer inquiries are resolved over the telephone without the need to repair or replace system components.
When repairs are necessary, the Company ships the replacement part and advises the customers over the telephone how to install it. Customers may also elect to ship computers directly to the Company for repair. The Company also offers technical support services via the Internet through the Company's home page on the World Wide Web and by means of an electronic bulletin board system. These services enable a customer to access system-specific information and recent software updates for many of the software programs and drivers included with the Company's systems.

Manufacturing

  MEI's manufacturing process is designed to provide custom-configured products to its customers, and includes assembling components, loading software and performing quality control tests on each system prior to shipment. The Company's PC systems are assembled to customer specifications. Only a limited number of the most popular PC system configurations are manufactured in advance of customer orders. Parts and components required for each customer order are selected from inventory and are prepared for assembly into the customized PC system. While custom assembly is advantageous to MEI's customers, the Company is unable to achieve the manufacturing efficiencies normally associated with mass production of standardized products.

  The Company's desktop PC systems are assembled on the Company's production lines while the Company's notebook PC systems are primarily assembled and tested by a third party supplier prior to delivery to MEI for custom configuration. During assembly, MEI's PC systems are downloaded with software, powered up and subjected to certain diagnostic tests including evaluation of each system's functionality and quality. When the assembly process is completed, the PC systems undergo a final inspection after which they are packaged and made available for shipment to customers.

  MEI relies on third-party suppliers for its PC system components. The Company seeks to identify suppliers which can provide state-of-the-art technology, product quality and prompt delivery at a competitive price. MEI purchases substantially all of its components and subassemblies from suppliers on a purchase order basis and generally does not maintain long-term supply arrangements with its suppliers. Although the Company attempts to use standard components and subassemblies available from multiple suppliers, certain of its components and subassemblies are available only from sole suppliers. Microprocessors used in the Company's PC systems are supplied exclusively by Intel. Substantially all of the RAM components used in the Company's PC systems are supplied by MTI and the Company expects to continue to depend on MTI as a source of random access memory ("RAM") components. In addition, the Meridian line of ZEOS notebook computers is currently obtained from a single third party manufacturer. Although most other components and subassemblies used by MEI are currently available from multiple sources, the Company has from time to time experienced shortages in the components and subassemblies used to produce its PC systems. Any supply interruption for any of the components and subassemblies currently obtained from a single source, including any reduction in the availability or increase in the prices of RAM components purchased from MTI, or the unavailability of any of the other components and subassemblies used by MEI to produce its PC systems, could result in production delays and adversely affect the Company's sales and profitability.

Competition

  The PC industry is highly competitive and has been characterized by intense pricing pressure, rapid technological advances in hardware and software, frequent introduction of new products and low gross margins. Competitive factors include price, performance, variety of products offered, availability of peripherals and software, marketing and sales
capabilities, service and support.   The Company competes with a number of
PC manufacturers which sell their products primarily through direct marketing channels, including Dell Computer Corporation, Inc. and Gateway 2000, Inc. The Company also competes with PC manufacturers, such as International Business Machines Corporation ("IBM"), Compaq Computer Corporation, Packard Bell Electronics, Inc. and Apple Computer, Inc., which have traditionally sold their products through national and regional distributors, dealers and value-added resellers, retail stores and the PC manufacturers' direct sales forces. In addition, MEI competes with smaller companies which compete in local markets primarily on the basis of price. Many of the Company's competitors have substantially greater financial, marketing, manufacturing and technological resources, greater purchasing power, broader product lines, larger installed customer bases and greater brand name recognition than MEI. There can be no assurance that MEI will be able to compete successfully in the future in the PC industry.

Contract Manufacturing

Operations

  MEI's wholly owned subsidiary, Micron Custom Manufacturing Services, Inc. ("MCMS"), is a contract manufacturing operation specializing in the manufacture of custom, complex printed circuit board assemblies. The manufacture of electronic products has become increasingly sophisticated and complex and requires substantial capital investment. In response, many original equipment manufacturers ("OEMs") are adopting manufacturing outsourcing strategies and relying on manufacturing specialists to support their production needs. OEMs use contract manufacturers to gain access to leading manufacturing expertise, reduce time to market, enhance their financial flexibility and improve inventory management. MCMS's contract manufacturing operation consists of assembling and testing complex printed circuit boards and memory modules and "box build" final product assembly services. In addition to assembly and test, the Company offers a full range of turnkey manufacturing services, including design lay-out and product engineering, materials procurement, inventory management, quality assurance and just-in-time delivery.

  MCMS uses numerous suppliers for the electronic components and materials, including RAM components, used in its contract manufacturing operations. In fiscal 1995 and fiscal 1994, MCMS purchased approximately 41% and 58%, respectively, of the full specification RAM components used in its contract manufacturing operations from MTI. Such purchases are made by MCMS from MTI on a purchase order basis at negotiated prices, and no long term agreement exists or is contemplated between MTI and the Company for the supply of such components. Shortages of certain types of electronic components, including RAM components, have occurred in the past and may occur in the future. Component shortages or price fluctuations could have an adverse effect on MEI's operating results. The Company generally strives to establish long-term relationships with key suppliers similar to the relationships it seeks with its own customers.

  MCMS orders materials and components based on purchase orders received and accepted and seeks to minimize its inventory of materials or components that are not identified for use in filling specific orders. However, the Company's contract manufacturing customers generally require short delivery cycles and quick turnaround and a substantial portion of contract manufacturing orders are scheduled for delivery within 90 days. Although MCMS obtains long-term product forecasts from some of its OEM customers, the Company does not have long-term purchase commitments from its customers and makes capital expenditures and other commitments and incurs some inventory costs based on anticipated orders. As MCMS' OEM customers react to variations in demand for their products due to, among other things, product life cycles, competitive conditions or general economic conditions, and adjust their manufacturing strategies accordingly, MCMS is exposed to the risk of noncancelable purchase orders with its suppliers and to inventory risks for raw materials, work in process and finished goods. Anticipated orders from the Company's OEM customers have, in certain cases, failed to materialize, or delivery schedules have been deferred as a result of changes in the customer's business, thereby adversely affecting MEI's operating results.

  Nearly all of the products assembled by MCMS are assembled utilizing surface mount technology ("SMT") whereby the leads on integrated circuits and other electronic components are soldered to the surface of printed circuit boards. SMT assembly requires expensive capital equipment and a high level of process expertise. MCMS currently operates six SMT lines at its Boise, Idaho facility and two SMT lines at its Durham, North Carolina facility. In the event that customer demand continues to increase, MEI anticipates adding additional capacity at both facilities.

  MCMS performs automated in-circuit and functional testing, and has the capability to perform environmental stress testing as requested. As the density and complexity of electronic circuitry increases, MCMS anticipates a need to invest in more sophisticated automated test equipment and inspection systems that provide both three dimensional and X-ray inspection of in-process and final products.

  MCMS also utilizes chip on board ("COB") technology. COB technology, including multi-chip module assembly, utilizes unpackaged semiconductor die which are attached to a printed circuit board and then sealed with epoxy. COB is well suited for applications involving small chip count and high lead count products. MCMS also has the capability to utilize ball grid array packaging technology in its assembly process, a packaging technique that utilizes an array of "solder balls" in a matrix across the bottom of a component package as opposed to having leads around the perimeter of the die. This emerging packaging technology is typically used on high-pin count integrated circuits.

Marketing and Sales

  MCMS markets its contract manufacturing services through a direct sales force that interfaces with independent sales representatives and OEMs. MCMS' contract manufacturing marketing effort is augmented by MTI's sales force, which markets MCMS' services to MTI's customer base. In addition, certain of the Company's executives participate in developing and expanding key customer relationships. MCMS' contract manufacturing marketing efforts include participating in industry conferences and publishing articles in trade journals.

  MCMS' marketing and sales organization works closely with MTI to identify potential cross-selling opportunities, and many of the Company's contract manufacturing customers were initially obtained through MTI's customer base. The Company believes that its relationship with MTI has been an important factor in attracting and retaining contract manufacturing customers. To the extent that the relationship between MCMS and MTI diverges or is perceived to diverge, the Company could be adversely affected.

Backlog

  MCMS' backlog as of August 31, 1995 and September 1, 1994 was approximately $95.0 million and $22.3 million, respectively. Backlog generally consists of purchase orders believed to be firm that are expected to be filled within the next three months. Because of variations in the timing of orders, delivery intervals, material availability, customer and product mix and delivery schedules, among other reasons, MCMS' backlog as of any particular date may not be representative of actual sales for any succeeding period.

Competition

  MCMS' contract manufacturing operations compete against numerous domestic and offshore contract manufacturers, including a significant number of local and regional companies. In addition, MCMS competes against the in-house manufacturing capabilities of certain of its existing customers as well as with certain large computer manufacturers, including IBM and its subsidiaries, which also offer third party contract manufacturing services. The Company's contract manufacturing competitors include Avex Electronics, Inc., Benchmark Electronics, Inc., DOVAtron International, Inc., Flextronics International, Group Technologies Corporation, Jabil Circuits, Inc., SCI Systems, Inc. and Solectron Corporation, among others. Many of MEI's competitors have substantially greater manufacturing, financial and marketing resources than MEI and have manufacturing operations at multiple locations domestically and overseas. Many of the Company's contract manufacturing customers also have manufacturing relationships with one or more of MEI's competitors.

  MEI believes that the significant competitive factors in contract manufacturing are technology, quality, service, price, location and the ability to offer flexible delivery schedules and deliver finished products on an expeditious and timely basis in accordance with customers' expectations. Although MEI believes it generally competes favorably with respect to these factors, the Company may be at a disadvantage as to price when compared to manufacturers with substantial offshore facilities or substantially larger domestic facilities. There can be no assurance that the Company will compete successfully in the future with regard to these factors.

Memory Products

  MEI's memory products operation recovers, tests and markets semiconductor memory components that do not meet full industry specifications ("nonstandard RAM components") and designs, assembles and markets peripheral add-on memory products utilizing full specification and nonstandard RAM components.

Component Recovery

  Historically, nonstandard RAM components have generally been discarded by semiconductor manufacturers. Manufacturers have been reluctant to sell their nonstandard RAM components because such components could compete with their full specification RAM components for similar applications and the perception that an active effort to realize value from nonstandard RAM components could lessen their focus on the production and marketing of full specification products. Semiconductor memory manufacturers have been especially reluctant to sell their nonstandard RAM components to third party recovery operations due to concern that subsequent testing would reveal proprietary data regarding the manufacturers' yields and processes. Despite the foregoing, as standard device densities and cost per device have increased, semiconductor memory manufacturers have sought ways to recover a portion of their manufacturing costs through recovery of nonstandard RAM components. MEI's component recovery operation involves obtaining nonstandard RAM components from such manufacturers, testing and grading these components to their highest functional level and identifying cost effective applications for these components. MEI markets nonstandard RAM components for a wide variety of applications such as PC systems and peripherals, telephone answering machines, electronic games, laser printers, facsimile machines and cellular telephones. The Company's contract manufacturing operation has also been able to utilize nonstandard RAM components in the manufacture of complex circuit board assemblies for selected OEM customers.

  A substantial majority of the nonstandard RAM components used in MEI's component recovery operation are obtained from MTI pursuant to the Component Recovery Revenue Sharing Agreement dated July 14, 1994, between the Company and MTI (the "Revenue Sharing Agreement"). Specifically, in fiscal 1995 and 1994, approximately 89% and 98%, respectively, of the nonstandard RAM components sold by MEI's component recovery operation were obtained from MTI. The Revenue Sharing Agreement expires in September 1997 and may be amended with the consent of the parties. Pursuant to the Revenue Sharing Agreement, MTI delivers to MEI all of the nonstandard RAM components produced at its operations, and MEI pays to MTI an amount equal to one-half of the net sales realized from sales of nonstandard RAM components to third parties and one-half of the transfer price for products identified for internal use in MCMS' contract manufacturing operation. There can be no assurance that MTI will continue to generate sufficient quantities of nonstandard RAM components to maintain the Company's component recovery operation at its existing level. Termination or renegotiation of the agreement at the end of its term resulting in terms less favorable to MEI could have a material adverse effect on the Company's operating results. In addition, MEI's component recovery business could be adversely affected by reductions in the availability of nonstandard RAM components due to operating shortfalls or other factors, variances in MTI's defect rate, product mix, or the overall quality of nonstandard RAM components, any of which could cause substantial variances in MEI's test costs or reduce MEI's revenue from the resale of such components. Although MTI supplies the substantial majority of nonstandard RAM components for the Company's component recovery operation, MEI also purchases nonstandard RAM components from other semiconductor manufacturers. There can be no assurance that purchases from these sources will continue. MEI intends to continue to pursue additional sources of nonstandard RAM components, however, there can be no assurance that significant additional suppliers will be secured.

  Component Recovery Process. Effective component recovery requires a significant investment in capital equipment as well as expertise in semiconductor manufacturing processes and sophisticated testing hardware and software. Semiconductor manufacturing involves a highly complex series of process steps performed to create specific electronic features on silicon wafers. After fabrication, wafers are sent through wafer probe for their first test of electrical functionality. At wafer probe, nonstandard die are segregated while those die which potentially meet full performance specifications move to packaging and test. The Company maintains personnel in MTI's semiconductor manufacturing facility to identify at the wafer probe stage nonstandard die which may qualify for component recovery. Once nonstandard die are identified at probe as recoverable, the die are packaged by MTI and delivered to MEI for testing and grading. Semiconductors intended for use in the broadest range of applications must meet rigorous functionality specifications and are tested extensively and sorted based on performance.
RAM components which do not achieve a full range of acceptable performance specifications at the testing step of the semiconductor manufacturing process are also identified and delivered to MEI for testing and grading.

  Upon delivery to MEI, nonstandard RAM components are grouped according to device and package type and staged for the specific sequence of electrical, environmental and mechanical testing identified for that group.
MEI relies on its test and product
engineers to develop the complex testing algorithms and procedures necessary to cost effectively recover nonstandard RAM components. Engineering resources are also expended to develop and implement proprietary software and hardware modifications to automated test equipment in order to assess the highest functional level of nonstandard RAM components. Throughout the testing process, nonstandard RAM components are continually graded in an effort to identify less functional nonstandard RAM components and to minimize additional testing with respect to such components. The semiconductor manufacturers' markings are eliminated during the testing process and the devices are remarked with the Company's SpecTek brandname or a specific customer's device marking. Test and product engineers develop burn-in testing procedures in order to ensure the reliability of the devices being produced. MEI strives to maintain close working relationships between its component recovery engineering staff and its customers, and modifies its test procedures and test specifications to ensure that nonstandard RAM components properly address customer performance requirements. Once all electrical and environmental testing is accomplished, the devices are subjected to automated and human inspection in order to verify that the devices meet mechanical and cosmetic specifications relating to package, mark and device lead integrity.

  Marketing and Products. MEI's nonstandard RAM components are marketed primarily to domestic customers through the Company's direct sales force, and to international customers through manufacturing representatives. In fiscal 1995, a majority of the Company's component recovery products were used in the Company's peripheral add-on memory products. To date, the rate of growth in the Company's component recovery business has been more a function of the supply of nonstandard RAM components than the demand for such components once they are recovered. The market for semiconductor memory historically has been quite volatile and has in the past experienced significant downturns, characterized by diminished product demand, production overcapacity and a decline in average selling prices. There can be no assurance that the currently favorable market conditions will continue.

   MEI typically offers a 90 day limited warranty on nonstandard RAM components. Longer warranties are only offered in special circumstances. Although MEI's historical warranty claims with respect to nonstandard RAM components have not been material, there can be no assurance that the Company will not experience significant future warranty claims with respect to nonstandard RAM components.

  Competition. To date, MEI has not experienced significant direct competition with respect to its component recovery operation. The principal competitive factors in this business are testing capabilities, nonstandard RAM component prices and access to sources of nonstandard RAM components. The price of nonstandard RAM components is directly influenced by the price of full specification RAM components. As higher density memory devices become more prevalent, error correction technologies and solutions improve and costs per device increase, semiconductor memory manufacturers have sought ways to recover a portion of their manufacturing costs through recovery of nonstandard RAM components. To meet this need, certain manufacturers have established internal capabilities and independent companies are pursuing opportunities to recover, test and market nonstandard RAM components. In addition, as more semiconductor memory manufacturers recover nonstandard RAM components, the pressure on the remaining manufacturers may increase to develop similar programs, whether internal or external, in order to generate revenue for their nonstandard RAM components. The risk of competition from in-house semiconductor manufacturers is especially important because there are only a few large semiconductor memory manufacturers, and an in-house operation would eliminate the manufacturer as a potential source of supply to MEI. Upon termination or expiration of the Revenue Sharing Agreement, MTI could develop its own component recovery operation. The loss of a sourcing arrangement, particularly the Company's arrangement with MTI, would have a material adverse effect on MEI's operating results.

Peripheral Add-On Memory Products

  MEI markets and sells peripheral add-on memory products consisting of single in-line memory modules ("SIMMS") containing both nonstandard and full specification RAM components. The success of the Company's peripheral add-on memory operations is largely dependent upon its ability to obtain nonstandard and full specification RAM components. In fiscal 1995, a substantial portion of the Company's peripheral add-on memory product sales were attributable to sales of peripheral add-on memory products which contained nonstandard RAM components.

  The Company's peripheral add-on memory products are primarily assembled by third party subcontractors utilizing module printed circuit boards designed by MEI and RAM components obtained by MEI and shipped to the subcontractor for assembly. The nonstandard RAM components shipped to the subcontractor are tested by MEI to determine their functionality. MEI custom designs printed circuit boards to attempt to achieve full module functionality using the nonstandard RAM components. After completion, the modules are either shipped directly to the customer or delivered to the Company for later shipment. MEI offers a one-year limited warranty on memory modules. Although the Company's historical warranty claims with respect to peripheral add-on memory products have not been material, there can be no assurance that MEI will not experience significant future warranty claims with respect to such products.

  To date, sales of peripheral add-on memory products have related directly to the availability of RAM components from semiconductor manufacturers. The majority of the Company's peripheral add-on memory product net sales for fiscal 1995 were attributable to sales of modules utilizing nonstandard RAM components recovered by the Company's component recovery operations. In addition, substantially all of the full specification RAM components used in MEI's peripheral add-on memory products were purchased from MTI. Although MEI has experienced substantial annual increases in sales of memory modules through fiscal 1995, such sales have fluctuated significantly from quarter to quarter depending upon the availability of RAM components. Rather than obtaining a steady flow of RAM components from manufacturers pursuant to long-term agreements, MEI typically purchases RAM components pursuant to individual purchase orders on an "as available" basis. The Company is unable to predict with any degree of confidence which manufacturers, including MTI, may have RAM components available and within what time periods. There can be no assurance that the Company will be able to continue to purchase RAM components from MTI or other sources of supply at a rate sufficient to support existing levels of sales or continued growth in sales, if at all.

  The Company markets its peripheral add-on memory products primarily to third party resellers and OEMs. Products sold to resellers are subsequently sold to retail outlets, PC manufacturers and manufacturers of various electronic products, such as laser printers, answering machines and electronic games.

  Competitors of the Company's peripheral add-on memory business include semiconductor manufacturers, custom module manufacturers and other entities having memory modules available for sale to resellers and OEMs.

General

Export Sales

  Export sales totaled approximately $76.7 million, $26.0 million and $12.4 million in fiscal 1995, 1994 and 1993, respectively. Export sales are made primarily in United States currency.

Intellectual Property

  As of September 15, 1995, the Company owned 14 United States patents relating to the use of its products and processes and had numerous United States and foreign patent applications pending.

  It is common in the PC industry for patent and copyright infringement claims, as well as other intellectual property rights claims to be asserted against component suppliers and PC manufacturers. Periodically, MEI is made aware that the technology used by MEI may infringe on product or process technology rights held by others. MEI has accrued a liability and charged operations for the estimated costs of settlement or adjudication of these asserted claims for alleged infringement and other unasserted claims arising prior to the balance sheet date. MEI would be placed at a disadvantage if its competitors were to obtain licenses with lower royalty fee payments or other terms more favorable than those received by the Company. The Company has entered into several patent and software license agreements with third parties which require one-time or periodic royalty payments, some of which expire within the next year. The Company is unable to predict whether these license agreements can be obtained or renewed on terms acceptable to the Company. If the Company or its suppliers were unable to obtain licenses necessary to use protected technology in their products, the Company may be forced to market products without certain technological features. MEI could also incur substantial costs to defend legal actions taken against it relating to patent or copyright protected technology. The inability to obtain licenses necessary to use certain technology or its inability to obtain such licenses on competitive terms, or a finding of infringement against the Company, could have a material adverse effect on the Company.

  MEI regards its contract manufacturing processes and testing procedures as proprietary trade secrets and confidential information. The Company relies largely upon a combination of agreements with its OEM customers and internal security systems, confidentiality procedures and employee agreements to maintain the trade secrecy of its manufacturing processes.

Employees

  As of August 31, 1995, the Company had approximately 1,370 employees in its PC operations, 355 employees in its contract manufacturing operations and 230 employees in its memory products operations. None of the Company's employees is represented by a labor organization with respect to their employment by the Company, the Company has never had a work stoppage, and the Company considers its employee relations satisfactory.

Environmental Regulation

  MEI's operations are subject to certain federal, state and local environmental regulatory requirements relating to environmental and waste management, and there can be no assurance that material costs and liabilities will not be incurred in maintaining or establishing compliance with current or future requirements. The Company has modified its circuit board cleaning processes at MCMS to eliminate the use of substantially all ozone depleting chlorofluorocarbons, and aqueous (water-based) methods are now used in its cleaning operations. The content of the resulting waste water from this cleaning process is closely monitored and subject to stringent regulations.

  Some risks of costs and liabilities related to these matters are inherent in the Company's business, as with many similar businesses. MEI believes that its business is operated in compliance with applicable environmental regulations, the violation of which could have a material adverse effect on the Company. In the event of violation, these regulations provide for civil and criminal fines, injunctions and other sanctions and, in certain instances, allow third parties to sue to enforce compliance. In addition, new, modified or more stringent requirements or enforcement policies could be adopted that may adversely affect the Company.

  MEI periodically generates and temporarily handles limited amounts of materials that are considered hazardous waste under applicable law. The Company contracts for the off-site disposal of these materials.

Executive Officers and Directors of the Registrant

  The executive officers and directors of the Company and their ages as of August 31, 1995, are as follows:

Name                                Position                              Age
----                                --------                              ---
Joseph M. Daltoso     Chairman of the Board, President and Chief           33
                      Executive Officer of the Company

T. Erik Oaas          Vice President, Finance and Chief Financial          42
                      Officer of the Company, Director

Gregory D. Stevenson  Executive Vice President, Operations of the          34
                      Company, Director

Robert F. Subia       Chairman, President and Chief Executive Officer      32
                      of Micron Custom Manufacturing Services, Inc. (a
                      wholly-owned subsidiary of the Company),
                      Director

Steven R. Appleton    Chairman of the Board, President and Chief           35
                      Executive Officer of Micron Technology, Inc.,
                      Director

Jerry M. Hess         Chairman and Chief Executive Officer of the J.M.     57
                      Hess Construction Company, Inc., Director

Robert A. Lothrop     Retired, former Senior Vice President of the         69
                      J.R. Simplot Company, Director

John R. Simplot       Retired, former Chairman of the Board of the         86
                      J.R. Simplot Company, Director

Jess Asla             Vice President, Operations of Micron Custom          33
                      Manufacturing Services, Inc. (a wholly-owned
                      subsidiary of the Company)

Kenneth C. Birch      Vice President, PC Engineering                       31


George A. Haneke      Vice President, Chief Information Officer            47


Nelson L. Hanks       Vice President, Purchasing                           42


Dean A. Klein         Vice President, Research and Development             38

Brian C. Klene        Executive Vice President, Sales and Marketing        37

Roderic W. Lewis      Vice President, General Counsel and Corporate        40
                      Secretary

Pete J. Scamardo      Vice President, Product Marketing                    32


Steve L. Schmidt      Vice President, Alternate Sales                      33


Gene P. Thomas, Jr.   Vice President, Direct Sales                         34

Background of Executive Officers

  Joseph M. Daltoso served as Micron Technology, Inc.'s Memory
Applications Group Manager from May 1990 until April 1992, when he was named President and a director of Micron Custom Manufacturing Services, Inc. then a wholly-owned subsidiary of Micron Technology, Inc. In July 1992, Mr. Daltoso was named Chairman of the Board of Micron Custom Manufacturing Services, Inc. and in August 1994 he was named Chief Executive Officer of Micron Custom Manufacturing Services, Inc. At the Effective Time of the Merger, Mr. Daltoso was appointed Executive Vice President, Operations and a director of the Company. He was named Chairman of the Board, President and Chief Executive Officer of the Company on April 17, 1995.

  T. Erik Oaas served as the Administration Manager of Micron Technology, Inc.'s Memory Applications Group from May 1990 to April 1992, when he was named Vice President, Finance and Treasurer and a director of Micron Custom Manufacturing Services, Inc. in July 1992. At the Effective Time of the Merger, Mr. Oaas was appointed Vice President, Finance and Chief Financial Officer and a director of the Company.

  Gregory D. Stevenson served as Micron Technology, Inc.'s Test Manufacturing Manager from October 1989 to April 1990. Mr. Stevenson served as Micron Technology, Inc.'s Partials Business Unit Manager from April 1990 until April 1992. Mr. Stevenson joined Micron Custom Manufacturing Services, Inc. as Business Unit Manager for Component Recovery in April 1992, was appointed Vice President, Component Recovery in July 1992, and was appointed a director of Micron Custom Manufacturing Services, Inc. in September 1992, and Vice President, Operations in August 1993. At the Effective Time of the Merger, Mr. Stevenson was appointed Vice President, Nampa Operations and served in that position until July 1995 when Mr. Stevenson was appointed Executive Vice President, Operations and a director of the Company.

  Robert F. Subia was employed by Micron Technology, Inc. where he held various sales management responsibilities, including IBM Account Manager and Regional Sales Manager, from 1986 to 1993. Mr. Subia joined Micron Custom Manufacturing Services, Inc. in February 1993 as Director of Sales and held this position until August 1994, when he was appointed Vice President, Sales of Micron Custom Manufacturing Services, Inc. On April 17, 1995, Mr. Subia was appointed Chairman, President and CEO of Micron Custom Manufacturing Services, Inc., a wholly-owned subsidiary of the Company.
Mr. Subia was appointed a director of the Company on October 2, 1995.

  Steven R. Appleton served as Vice President, Manufacturing of Micron Technology, Inc. from August 1989 until April 1991, when he was appointed President and Chief Operating Officer and a director of Micron Technology, Inc. In July 1992, he assumed responsibilities as Chairman of the Board, President and Chief Executive Officer of Micron Semiconductor, Inc. (then a wholly-owned subsidiary of Micron Technology, Inc.) and resigned as a director and an officer of Micron Technology, Inc. In May 1994, Mr. Appleton was re-elected to Micron Technology, Inc.'s Board of Directors.
He was named Chairman of the Board, President and Chief Executive Officer of Micron Technology, Inc. in September 1994. At the Effective Time of the Merger, Mr. Appleton was named Chairman of the Board, President and Chief Executive Officer of the Company. He resigned from these positions on April 17, 1995, but remains as a director of the Company.

  Jerry M. Hess has served as Chairman and Chief Executive Officer of J.M. Hess Construction Co., Inc. since 1959. Mr. Hess has served on Micron Technology, Inc.'s Board of Directors since 1994. At the Effective Time of the Merger, Mr. Hess was appointed a director of the Company.

  Robert A. Lothrop served as the Senior Vice President of the J.R. Simplot Company, a privately held company involved in food processing and in manufacturing and marketing fertilizers and agricultural chemicals, from January 1986 until his retirement in January 1991. Mr. Lothrop was elected to Micron Technology, Inc.'s Board of Directors in 1986. In 1992, he was elected to the Board of Directors of Micron Semiconductor, Inc., then a wholly-owned subsidiary of Micron Technology, Inc., and resigned as a director of Micron Technology, Inc. Mr. Lothrop was re-elected to Micron Technology, Inc.'s Board of Directors in 1994. At the Effective Time of the Merger, Mr. Lothrop was appointed a director of the Company.

  John R. Simplot founded the J.R. Simplot Company and served as the Chairman of the Board of Directors until his retirement in April 1994. Mr.
Simplot continues to serve as a director of the J.R. Simplot Company.   Mr.
Simplot has served on Micron Technology, Inc.'s Board of Directors since 1980. At the Effective Time of the Merger, Mr. Simplot was appointed a director of the Company.

  Jess Asla served as the Process Engineer Manager for Micron Technology, Inc.'s Memory Applications Group from 1988 until July 1994, when he was named Director of Engineering for Micron Custom Manufacturing Services, Inc. On April 17, 1995, Mr. Asla was appointed Vice President, Operations of Micron Custom Manufacturing Services, Inc., a wholly-owned subsidiary of the Company.

  Kenneth C. Birch served as an Applications Engineer for Micron Technology, Inc.'s Memory Applications Group from 1989 to 1990, when he was named PC Product Manager. Mr. Birch served in this position until August 1991, when he joined Micron Computer, Inc. as Vice President, Operations and Engineering. Mr. Birch was appointed a director of Micron Computer, Inc. in April 1993, and in February 1994, Mr. Birch was appointed as Vice President, Engineering. At the Effective Time of the Merger, Mr. Birch was appointed Vice President, PC Engineering.

  George A. Haneke joined Micron Technology, Inc. in May 1988 and became Accounting Manager in 1992. Mr. Haneke joined Micron Computer, Inc. as its Vice President, Finance, Treasurer and Chief Financial Officer in September 1993 and served in this position until the Effective Time of the Merger. At the Effective Time of the Merger, Mr. Haneke was appointed Vice President, Chief Information Officer.

  Nelson L. Hanks served as a consultant for Micron Technology, Inc. from 1989 to 1991. In 1991, Mr. Hanks was named Chief Executive Officer of Micron Europe Limited, a wholly-owned subsidiary of Micron Technology, Inc., and served in this position until 1993. From 1993 until the Effective Time of the Merger, Mr. Hanks served as Special Projects Manager for Micron Technology, Inc. At the Effective Time of the Merger, Mr. Hanks was appointed Vice President, Purchasing.

  Brian C. Klene joined Micron Technology, Inc. in January 1989 as Director, Sales and Marketing of the Memory Applications Group and served in that position until July 1990 when he was named Regional Sales Manager for Micron Technology, Inc. He served in that position until January 1991 when he was named National Sales Manager of Micron Technology, Inc. In July 1995, Mr. Klene joined the Company and was named Executive Vice President, Sales and Marketing.

  Dean A. Klein served as President and co-founder of PC Tech, Inc., a wholly-owned subsidiary of the Company, from its inception in 1984. After the acquisition of PC Tech, Inc. by the Company in February 1992, Mr. Klein served as Vice President, Research and Development of the Company and President of PC Tech, Inc.

  Roderic W. Lewis practiced corporate and securities law with the law firms of LeBoeuf, Lamb, Leiby & MacRae and Rogers, Mackey, Price & Anderson prior to joining Micron Technology, Inc. in 1991 as Associate General Counsel. Mr. Lewis was appointed Assistant General Counsel for Micron Technology, Inc. in 1993. At the Effective Time of the Merger, Mr. Lewis was appointed Vice President, General Counsel and Corporate Secretary.

  Pete J. Scamardo served in various sales and marketing related management positions with CompuAdd, Inc. prior to joining Micron Computer, Inc. in November 1991 as Director of Marketing and Strategic Relations. Mr. Scamardo was appointed Vice President, Product Marketing of the Company on July 31, 1995.

  Steven L. Schmidt was employed by Micron Technology, Inc. as a Regional Sales Manager from 1989 until August 1991 when he was named Vice President, Sales and Marketing of Micron Computer, Inc. In 1992, Mr. Schmidt was appointed Executive Vice President and a director of Micron Computer, Inc. At the Effective Time of the Merger, Mr. Schmidt was appointed Vice President. On July 31, 1995, Mr. Schmidt was appointed Vice President, Alternate Sales.

  Gene P. Thomas, Jr. served in sales managerial roles with Polaroid Corporation and CompuAdd Computer and was appointed Director of Marketing for CompuAdd in 1993. Mr. Thomas joined Micron Computer, Inc. as Director of Sales in March 1993 and was appointed Vice President, Sales and Marketing in December 1993. At the Effective Time of the Merger, Mr. Thomas was appointed Vice President, Micron Computer Sales and Marketing. On July 31, 1995, Mr. Thomas was appointed Vice President, Direct Sales.

Item 2.  Properties

  The Company's corporate headquarters, the majority of its PC operations and its memory products operations are based in a 260,000 square foot facility located in Nampa, Idaho. Approximately 136,000 square feet of the Nampa facility are dedicated to PC manufacturing, approximately 40,000 square feet are dedicated to memory products operations and the balance of the facility is dedicated to sales, support and administration. The Nampa facility is located on a site of approximately 30 acres, owned by MEI. MEI currently holds an option to purchase approximately 40 additional acres of real property adjacent to the facility from a member of its Board of Directors.

  The remainder of the Company's PC operations are located in a 236,000 square foot leased facility in Minneapolis, Minnesota. Approximately 154,000 square feet of this facility are dedicated to manufacturing and the remainder is dedicated to sales, support and administration. The current lease term expires in May 1996 with a one year renewal option period.

  MCMS' contract manufacturing operations are located in two adjacent buildings in Boise, Idaho, comprising approximately 90,000 square feet, with approximately 60,000 square feet dedicated to manufacturing. MCMS also occupies a 30,000 square foot leased facility in Durham, North Carolina, with approximately 22,000 square feet dedicated to manufacturing. The buildings and substantially all of the adjacent land at the Boise facilities are owned by the Company. The Boise property is subject to deeds of trust securing indebtedness to MTI. The lease on the Durham, North Carolina facility extends through February 2005 with an option to extend the lease for an additional five-year period.

  Other facilities leased by the Company include a retail location in Boise, Idaho and two factory outlets in the greater Minneapolis/St. Paul area. The Company plans to open a retail store near Salt Lake City, Utah in November 1995.

Item 3.  Legal Proceedings

  The Company is a party to various legal actions arising out of the normal course of business, none of which is expected to have a material effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

  The Company held its 1994 Annual Meeting of Shareholders on June 20, 1995. The following summarizes the proposals presented to shareholders and the voting results:

1. To elect directors to serve for the ensuing year and until their successors are elected.

<cpation>
                                          FOR           WITHHOLD AUTHORITY
                                          ---           ------------------
  Steven R. Appleton                      86,650,472           43,508
  Joseph M. Daltoso                       86,651,450           42,530
  Gregory E. Herrick                      86,653,175           40,805
  Jerry M. Hess                           86,649,615           44,365
  Robert A. Lothrop                       86,612,651           81,329
  Chase S. Mart                           86,594,106           99,874
  T. Erik Oaas                            86,654,095           39,885
  John R. Simplot                         86,607,296           86,684


2. To approve the adoption of the Company's 1995 Stock Option Plan and the reservation of 5,000,000 shares of the Company's common stock for issuance thereunder.

FOR 82,500,363   AGAINST 266,757   ABSTAIN  73,472  BROKER NON-VOTE  3,853,388
    ----------           -------            ------                   ---------

3. To approve the adoption of the Company's 1995 Employee Stock Purchase Plan and the reservation of 2,500,000 shares of the Company's common stock for issuance thereunder.

FOR 82,932,281   AGAINST 151,311   ABSTAIN  67,681  BROKER NON-VOTE  3,542,707
    ----------           -------            ------                   ---------

4.  To approve the adoption of the Company's Executive Bonus Plan.

FOR 82,823,711   AGAINST 436,705   ABSTAIN 164,309  BROKER NON-VOTE  3,269,255
    ----------           -------           -------                   ---------

5. To ratify the appointment of Coopers & Lybrand L.L.P. as independent accountants of the Company for the fiscal year ending August 31, 1995.

FOR 86,558,045   AGAINST  54,711   ABSTAIN  81,224  BROKER NON-VOTE          0
    ----------            ------            ------                   ---------

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market for Common Stock

  The Company's common stock trades on The Nasdaq Stock Market under the symbol "MUEI." The following table sets forth the high and low sale prices for the Company's common stock for each quarter of fiscal 1995 and 1994, as reported by The Nasdaq Stock Market:

                                                        High        Low
                                                        ----        ---
               Fiscal 1995:
                                   Fourth quarter    $ 20.125   $ 13.750
                                    Third quarter      16.250      9.625
                                   Second quarter      11.750      6.750
                                    First quarter       8.125      2.750



               Fiscal 1994:
                                   Fourth quarter    $  3.750   $  2.375
                                    Third quarter       3.500      2.375
                                   Second quarter       4.125      3.000
                                    First quarter       5.125      2.500

  On October 17, 1994, the Company announced its intent to merge with Micron Computer, Inc. and Micron Custom Manufacturing Services, Inc. The merger was effective on April 7, 1995. Prior to April 7, 1995, the Company's common stock was traded under the symbol "ZEOS."

Holders of Record

  As of August 31, 1995, there were approximately 1,500 shareholders of record of the Company's common stock.

Dividends

  The Company did not declare or pay any cash dividends during fiscal 1995 or fiscal 1994.

Item 6.  Selected Financial Data
(Dollars in thousands, except per share amounts)

                                      1995       1994       1993        1992
                                  --------   --------   --------    --------
Net sales                         $999,999   $412,938   $162,180    $ 63,692
Operating income                  106,493      59,851     21,622       3,716
Net income                         65,086      36,898     13,623       2,169

Earnings per share                   0.74        0.45       0.17        0.03

Current assets                    308,755     120,880     57,439      26,971
Total assets                      382,716     151,739     70,289      36,848
Long-term debt                      5,801       6,822      8,135       9,433
Shareholders' equity              173,663      68,169     26,874      13,195

  On April 7, 1995, MCI and MCMS, subsidiaries of MTI, merged with and into ZEOS, and the name of the Company was changed to Micron Electronics, Inc. The Company's fiscal year is a 52 or 53 week period ending on the Thursday closest to August 31, which was the fiscal year of MCI and MCMS. A new basis of accounting, based on fair values, was established for the assets and liabilities of ZEOS. Subsequent to the merger, the Company's financial statements reflect the combined results of operations, financial position and cash flows of ZEOS, MCI and MCMS based on the new basis of accounting for ZEOS and the historical cost basis of MCI and MCMS. Prior to April 7, 1995, the financial statements of the Company include only the results of operations, financial position and cash flows of MCI and MCMS, both of which began operations in fiscal 1992.

  See "Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations - Certain Factors" for a discussion of material uncertainties which might cause the data reflected herein not to be indicative of the Company's future financial condition or results of operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Micron Electronics, Inc. ("MEI" or the "Company") manufactures electronic products for a wide range of computing and digital applications. The Company develops, markets, manufactures, sells and supports PC systems for consumer and business use, provides contract manufacturing services to original equipment manufacturers, maintains a component recovery operation and assembles and markets peripheral add-on memory products.

  MEI completed its fiscal year on August 31, 1995. On April 7, 1995, Micron Computer, Inc. ("MCI") and Micron Custom Manufacturing Services, Inc. ("MCMS") merged with and into ZEOS International, Ltd. ("ZEOS"), and the Company's name was changed to Micron Electronics, Inc. The Company's fiscal year corresponds with the fiscal year of MCI and MCMS and is the 52 or 53 week period ending on the Thursday closest to August 31. The Company's actual results of operations reflect the merged operations of the Company subsequent to April 7, 1995, and the combined results of operations of only MCI and MCMS prior thereto.

  All yearly references are to the Company's fiscal years ended August 31, 1995, September 1, 1994 and September 2, 1993, unless otherwise indicated. All tabular dollar amounts presented are in thousands.

  The following is a summary of the Company's actual results of operations:

                                                         Year Ended
                               -------------------------------------------------------------
                                   August 31, 1995    September 1, 1994    September 2, 1993
                                   ---------------    -----------------    -----------------
                                           Percent              Percent              Percent
                                   Amount  of Sales   Amount   of Sales    Amount   of Sales
                                   ------  --------   ------   --------    ------   --------
Net sales                        $999,999    100.0%  $412,938    100.0%  $162,180     100.0%
Cost of goods sold                816,662     81.7%   326,643     79.1%   129,845      80.1%
Gross margin                      183,337     18.3%    86,295     20.9%    32,335      19.9%
Selling, general and
administrative expenses            74,951      7.5%    25,883      6.3%    10,317       6.4%
Net income                         65,086      6.5%    36,898      8.9%    13,623       8.4%

Pro Forma Results of Operations

  Due to the significance of the merger, the Company believes that discussion and analysis of the Company's results of operations on a pro forma basis, which include ZEOS' results of operations prior to the merger, provides a more meaningful comparison than discussion and analysis of actual results of operations which, prior to the merger, includes only the operations of MCI and MCMS. The following discussion and analysis presents the Company's results of operations for the years ended August 31, 1995, September 1, 1994 and September 2, 1993, on a pro forma basis, as if the merger had occurred at the beginning of the periods after giving effect to pro forma adjustments, including amortization of goodwill, certain product and process technology costs, and related income tax effects.

  The pro forma information is provided for illustrative purposes and is not necessarily indicative of the combined results of operations that would have actually occurred for such periods nor does it represent a forecast of results of operations for any future periods.

  The following is a summary of the Company's pro forma results of operations:

                                                         Year Ended
                               -------------------------------------------------------------
                                   August 31, 1995    September 1, 1994    September 2, 1993
                                   ---------------    -----------------    -----------------
                                           Percent              Percent              Percent
                                   Amount  of Sales   Amount   of Sales    Amount   of Sales
                                   ------  --------   ------   --------    ------   --------
Pro forma net sales            $1,193,330    100.0%  $650,983    100.0%  $368,144     100.0%
Pro forma cost of goods sold      983,752     82.4%   546,144     83.9%   317,557      86.3%
Pro forma gross margin            209,578     17.6%   104,839     16.1%    50,587      13.7%
Pro forma selling, general and
 administrative expenses           99,524      8.3%    62,005      9.5%    51,261      13.9%
Pro forma net income (loss)        65,980      5.5%    25,191      3.9%    (2,403)     (0.7%)

Pro Forma Net Sales

  Pro forma net sales for the Company's separate product lines are as follows:

                                                         Year Ended
                               -------------------------------------------------------------
                                   August 31, 1995    September 1, 1994    September 2, 1993
                                   ---------------    -----------------    -----------------
                                           Percent              Percent              Percent
                                   Amount  of Sales   Amount   of Sales    Amount   of Sales
                                   ------  --------   ------   --------    ------   --------
PC systems                     $  765,009     64.1%  $366,640     56.3%  $242,784      65.9%
Contract manufacturing            188,145     15.8%   117,278     18.0%    56,750      15.4%
Peripheral add-on memory
 products                         170,496     14.3%   138,985     21.4%    58,148      15.9%
Component recovery                 69,680      5.8%    28,080      4.3%    10,462       2.8%
                               ----------    ------   -------    ------  --------     ------
Total pro forma net sales      $1,193,330    100.0%  $650,983    100.0%  $368,144     100.0%
                               ==========    ======  ========    ======  ========     ======

  Pro forma net sales for the year ended August 31, 1995 were 83.3% higher than pro forma net sales for the comparable period in 1994, primarily as a result of a significant increase in the number of desktop PC systems sold, higher contract manufacturing sales, higher component recovery unit sales, increased sales of higher density peripheral add-on memory products and, to a lesser extent, higher overall average selling prices for the Company's component recovery, peripheral add-on memory and desktop PC system products. Pro forma net sales for 1994 were 76.8% higher than for 1993 as a result of a significant increase in the number of desktop PC systems sold and to a lesser extent a slight increase in average PC systems selling prices. In addition, there were significant increases in sales of peripheral add-on memory products and in contract manufacturing sales, and to a lesser extent, an increase in component recovery sales.

  Pro forma unit sales of PC systems in 1995 increased approximately 111% compared to 1994, and increased approximately 40% in 1994 over 1993. In 1995, substantially all PC unit sales were of desktop systems, whereas sales of notebook PC systems represented 6% of 1994 unit sales and 13% of 1993 unit sales. The increase in unit sales of desktop PC systems in 1995 was due to a significant increase in unit sales of Micron brand PC systems. The increase in unit sales of desktop PC systems in 1994 was due primarily to a significant increase in unit sales of Micron brand PC systems and to a lesser extent, an increase in unit sales of ZEOS brand PC systems. The Company believes that the year to year unit sales of the Company's Micron brand PC systems increased as a result of an increase in name recognition and market acceptance and competitive pricing. Increased name recognition and market acceptance resulted primarily from the receipt of a number of awards from computer trade magazines relating to the performance characteristics of Micron brand PC systems and from increased advertising expenditures during the years presented. In the event that the Company is unsuccessful in winning awards from computer trade magazines in the future, consumer interest in its PC systems could decline materially. During 1995 and 1994, sales of Micron and ZEOS brand PC systems benefited generally from continued strong demand in the market for PC products.

   Slightly higher overall average selling prices of PC systems in 1995 and 1994 resulted principally from a shift within the desktop PC product lines, beginning in the fourth quarter of 1994, from 486 microprocessor based systems to relatively higher priced

Pentium(Registered Trademark) microprocessor based systems. This was offset in part by continued competitive pricing pressure. The slight increase in average selling prices in 1994 was partially offset by a transition away from the higher priced ZEOS brand notebook systems to the desktop PC systems.

  The Company continues to evaluate its product strategies, including (i) the coordination of Micron and ZEOS brand marketing strategies, (ii) the sharing of Micron and ZEOS research and development efforts, and (iii) the coordination and potential integration of Micron and ZEOS product lines. Actions taken in this regard could result in a number of adverse consequences, including, but not limited to, confusion in the marketplace regarding the Company's product lines, a decrease in the Company's unit sales and the recognition of unanticipated expenses, which could have a material adverse effect on the Company's results of operations.

  Contract manufacturing sales were higher in 1995 primarily due to increased manufacturing capacity obtained through the addition of a new surface mount technology ("SMT") line at the Company's Boise facility and the upgrade of the Company's existing production lines. The expansion and upgrade were made in response to an increase in demand for the Company's contract manufacturing services from OEM customers and a significant increase in demand for module products manufactured for Micron Technology, Inc. ("MTI"), the Company's parent. Additionally, two SMT lines were installed at the Company's Durham, North Carolina facility which became fully operational in June 1995, bringing the Company's total number of SMT lines to eight. Production from the North Carolina facility accounted for only approximately 2% of the Company's contract manufacturing sales for 1995. Contract manufacturing sales were higher in 1994 than in 1993 due primarily to increased manufacturing capacity through the addition of two SMT assembly lines and an increase in memory density of printed circuit boards assembled which resulted in higher average selling prices.

  The Company's contract manufacturing operations rely on sales to a relatively limited number of customers, including MTI. Modules manufactured for MTI represented 13% of contract manufacturing sales in 1995 compared to 10% and 21%, respectively, for 1994 and 1993. While the Company believes that MTI will continue to increase its demand for module assembly services, MTI has indicated that it may bring some of its requirements for module assembly services more directly under its control. In the event that MTI adds SMT manufacturing to its assembly processes, demand for those services from the Company may decline. However, the Company is unable at this time to estimate the extent to which, or over what period of time, this may occur. The loss of all or a significant portion of this business would have an adverse effect on the Company's results of operations. In 1995, ten contract manufacturing customers, including MTI, accounted for 76% of the Company's contract manufacturing sales. Developments adverse to the Company's major customers or their products could have an adverse effect on MEI's operating results. In addition, the Company could be adversely affected if a major customer were unable to pay for components and services.

  Component recovery sales were higher in both 1995 and 1994 as a result of increases in both unit sales and overall average selling prices. Unit sales increased approximately 62% in 1995 and 70% in 1994, primarily due to increased availability of nonstandard RAM components and increases in production capacity resulting primarily from the addition of new test and burn-in equipment. Overall average selling prices increased approximately 50% in each of 1995 and 1994 primarily due to a shift in the product mix to higher priced nonstandard RAM components and continued strong industry-wide demand for semiconductor memory products. Significant competition in the area of component recovery is beginning to develop both from semiconductor memory manufacturers who conduct such operations in-house and from independent component recovery operations. Increased competition could result in both price reductions and a decline in the supply of nonstandard RAM components available for recovery by the Company.

  Unit sales of peripheral add-on memory products declined slightly in 1995 compared to 1994, but the average memory density per module increased approximately 56%. Overall average selling prices of peripheral add-on memory products increased approximately 75% in 1995, due largely to the increase in the average memory density per module. The increase in peripheral add on memory product sales in 1994 from 1993 was due to a 45% increase in units, combined with a 54% increase in average memory density per module. The Company's peripheral add-on memory product sales benefited from continued strong industry-wide demand for semiconductor memory products.

  Historically, a substantial portion of the nonstandard RAM components used in the Company's component recovery and peripheral add-on memory module operations has been obtained from MTI. Unless the Company is able to obtain significant quantities of nonstandard RAM components from alternative sources, the Company's component recovery and peripheral add-on memory module operations will be limited by the volume of nonstandard RAM components supplied by MTI. MTI's operating results are favorably affected by improvements in device yields throughout its semiconductor manufacturing processes and, accordingly, MTI seeks continuous improvements of such yields. Significant yield improvements as a consequence of product design advances, enhancements of manufacturing processes or other factors have been experienced by MTI in recent periods and could result in a significant reduction in the availability or functionality of nonstandard RAM components from MTI. A significant reduction in the availability or functionality of nonstandard RAM components from MTI could have a material adverse effect on the Company's operating results.

Pro Forma Gross Margin

                                                             Year Ended
                               -------------------------------------------------------------------------
                               August 31, 1995  % Change  September 1, 1994  % Change  September 2, 1993
                               ---------------  --------  -----------------  --------  -----------------
Pro forma cost of goods sold          $983,752     80.1%           $546,144     72.0%           $317,557
Gross margin percentage                  17.6%                        16.1%                        13.7%

  Pro forma gross margins were $209,578, $104,839 and $50,587 for 1995, 1994 and 1993, respectively. The Company's overall gross margin percentage was higher in 1995 than in 1994, primarily due to an adjustment of $5.7 million relating to the reduction of certain ZEOS brand PC related inventories to their net realizable values in March 1994. Absent the effect of this adjustment, gross margin percentages remained relatively stable in 1995 from 1994, reflecting the favorable impact of higher gross margin percentages realized on component recovery sales and peripheral add-on memory product sales, offset by increased PC sales as a percentage of total net sales.

  Gross margin percentages for PC systems were relatively constant for the years presented and have historically been, and are likely to continue to be, lower than the Company's overall gross margin percentages. The Company continues to experience significant pressure on its gross margin percentage as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices. Many of the Company's competitors have substantially greater resources and purchasing power than the Company. Although the Company has begun to realize some cost reductions for raw materials following the merger, the Company's inability to purchase components at prices comparable to those of the leading PC manufacturers limits the Company's ability to compete on the basis of price in its PC business without adversely affecting its gross margin percentage. In the event that sales of PC systems continue to increase as a percentage of total net sales, the Company's overall gross margin percentage will be adversely affected.

  While overall gross margins on component recovery sales increased in 1995 over 1994, in the fourth quarter of 1995, MTI improved its semiconductor testing processes, resulting in the shipment of fewer higher function nonstandard RAM components to MEI for recovery, thus reducing the average selling price and gross margin percentage on component recovery sales of product received from MTI. Increased acceptance of nonstandard RAM components in the market could result in an increase in the sale of these components by semiconductor manufacturers. In such event, pricing for such components may decline, which would have an adverse effect on the gross margins of component recovery sales.

  The Company's overall gross margin was higher in 1994 as compared to 1993 due primarily to the decrease, as a percentage of total sales, in lower margin PC sales.

Pro Forma Selling, General and Administrative Expenses

                                                         Year Ended
                               -------------------------------------------------------------------------
                               August 31, 1995  % Change  September 1, 1994  % Change  September 2, 1993
                               ---------------  --------  -----------------  --------  -----------------
Pro forma selling, general
 and administrative expenses          $ 99,524     60.5%           $ 62,005     21.0%           $ 51,261
Percent of net sales                      8.3%                         9.5%                        13.9%

  Pro forma selling, general and administrative expenses increased in absolute dollars but decreased as a percentage of net sales across all years. The increase in absolute dollars in 1995 was primarily due to higher levels of personnel costs associated with the expanded PC operations and, to a lesser extent, increases in advertising costs and credit card processing fees associated with the increase in net sales of the Company's PC systems. Goodwill of approximately
$14.6 million was recorded in connection with the merger and is being amortized on a straight line basis over three years, or approximately $4.9 million per year. The increase in absolute dollars in 1994 was primarily due to higher levels of personnel costs.

Pro Forma Income Taxes

                                                         Year Ended
                               -------------------------------------------------------------------------
                               August 31, 1995  % Change  September 1, 1994  % Change  September 2, 1993
                               ---------------  --------  -----------------  --------  -----------------
Pro forma income tax
 provision (benefit)                  $ 43,986    167.4%           $ 16,447        N/A         $ (1,569)

  The Company's pro forma effective tax rate of approximately 40% for all periods presented reflects primarily the federal statutory income tax rate and the net effect of state taxes.

Liquidity and Capital Resources

  As of August 31, 1995, the Company had cash and equivalents of $69.4 million, representing an increase of $34.4 million compared to September 1, 1994. The increase resulted primarily from cash flows from operations and $14.1 million of cash acquired in the merger, offset by property, plant and equipment purchases of $39.6 million related to the expansion of manufacturing and administrative facilities and the purchase of related equipment. The significant increase in receivables, inventories, accounts payable and accrued expenses in 1995 was primarily a result of increased sales and the merger.

  As of August 31, 1995, the Company had $6.7 million in indebtedness remaining on a ten-year loan from MTI and had no outstanding bank borrowings. The Company's principal sources of liquidity at August 31, 1995 consisted of cash and equivalents and supplier credit lines. The Company intends to establish a revolving credit facility with MTI providing for borrowings of up to $40 million increasing to $80 million, based on
tangible net worth.  It is anticipated that the agreement will be   secured
by the Company's receivables, inventories and equipment and will be subordinated to the Company's ten-year loan from MTI. The Company will likely to also be required to maintain a minimal level of collateral relative to the borrowings made under the agreement.

  At August 31, 1995, the Company had commitments of approximately $8.1 million for capital expenditures for the continued expansion and upgrade of existing facilities and equipment.

  The Company is required to make guaranteed minimum royalty payments under certain agreements and periodically enters into minimum purchase commitments with certain of its suppliers.

  The Company expects that its working capital requirements will continue to increase throughout 1996 and beyond. The Company believes that currently available cash and equivalents, funds generated from operations and further expansion of terms with trade creditors will be sufficient to fund its operations through the end of 1996. However, maintaining an adequate level of working capital through the end of 1996 and thereafter will depend in part on the success of the Company's products in the marketplace, the relative profitability of those products, continued availability of RAM components at favorable pricing and the Company's ability to control operating expenses. The Company may seek or require additional financing for growth opportunities, including any expansion that the Company may undertake internally, through strategic acquisitions or partnerships or through expansion of additional sites. There can be no assurance that any such financing will be available on terms acceptable to the Company, if at all.

Certain Factors

  The success of the Company will depend to a large extent on its continuing relationship with MTI, including the continuation of various favorable business arrangements between MTI and the Company. MTI owns approximately 80% of the outstanding common stock of the Company. In addition, four of the eight directors of the Company are directors of MTI, including Steven R. Appleton, Chairman and Chief Executive Officer of MTI. MTI has the power to control the outcome of substantially all matters requiring shareholder approval, including the election of directors and has the ability to control the management and affairs of the Company. MTI's equity ownership has the effect of making certain corporate actions impossible without its support. Because of MTI's significant share ownership, only a limited percentage of the Company's outstanding common stock can be traded in the public market unless MTI sells shares into the public market or otherwise exchanges or transfers a portion of its ownership. As a result of the relatively limited number of shares that are publicly traded, sales of substantial amounts of the Company's common stock in the public market could adversely affect prevailing market prices. In addition, in the event that MTI is unwilling to allow the reduction of its percentage of ownership, the combined Company may be unable to complete an equity financing and could be forced to forego certain other corporate opportunities.

  The Company purchases a substantial portion of the full specification RAM components used in its operations from MTI on a purchase order basis with market terms and conditions. It is anticipated that the Company will continue to purchase full specification RAM components from MTI. A number of factors could affect MTI's ability or willingness to make full specification RAM components available to the Company, including a disruption of MTI's wafer processing, significant yield losses and strategic and general business considerations. There can be no assurance that MTI will provide the Company with a sufficient volume of full specification RAM components to meet customer demand for PC systems, contract assembly services, peripheral add-on memory products or other products to be added to the Company's product offering. In the event that MTI does not provide the Company with an adequate supply of full specification RAM components in the future, and the Company is unable to obtain an adequate supply from other sources, the Company's business and operating results could be materially and adversely affected.

  A substantial majority of the Company's nonstandard RAM components is obtained from MTI. These components are acquired from MTI pursuant to the Revenue Sharing Agreement which expires in September 1997. Under this agreement, MTI is required to deliver to the Company all of the nonstandard RAM components produced at MTI's operations. However, there can be no assurance that MTI will continue to produce sufficient quantities of nonstandard RAM components to maintain the Company's component recovery operation at its existing or historic levels. In this regard, in the fourth quarter of 1995, MTI improved its semiconductor testing processes resulting in the shipment of fewer higher function nonstandard RAM components to MEI for recovery thus reducing the average selling price and gross margin percentage on component recovery sales of product received from MTI. The Revenue Sharing Agreement may be amended or modified by written consent of the Company and MTI. By virtue of MTI's control position, MTI may be able to dictate future modification of the terms of agreement. Termination or renegotiation of the key terms of the Revenue Sharing Agreement could have a material adverse effect on the Company's operating results.

  Fluctuations in the Company's net sales from quarter to quarter and year to year can be expected and may be attributable to a number of factors, including without limitation the timing of new product introductions, seasonal cycles commonly seen in the computer industry, the impact of product reviews and industry awards, changes in product mix and product pricing, the timing of orders from and shipments to OEM customers, fluctuating component costs, critical component availability and industry competition. As a result, the operating results for any particular period are not necessarily indicative of the results of any future period.

  High volumes of quality components are required for the manufacture of PC systems. Any industry shortage or other supply constraint of any key component could affect the Company's ability to ship products on schedule or at expected gross margins. The Company is unable to purchase components at costs comparable to those of the leading PC manufacturers. From time to time, the Company may also experience obsolescence of components in inventory. Inventory obsolescence results from, among other things, the fast pace of technological developments in components used in PC systems as well as the short product life cycles of PC system products. There can be no assurance that the Company will be able to effectively manage inventory levels so as to avoid the adverse effects of inventory obsolescence.

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

  It is common in the PC industry for certain companies to assert patent and copyright infringement claims, as well as other intellectual property rights claims, against other companies, including component suppliers and PC manufacturers. Periodically, MEI is made aware that the technology used by MEI may infringe on product or process technology rights held by others. MEI has accrued a liability and charged operations for the estimated costs of settlement or adjudication of these asserted claims for alleged infringement and other unasserted claims arising prior to the balance sheet date. MEI would be placed at a disadvantage if its competitors were to obtain licenses with lower royalty fee payments or other terms more favorable than those received by the Company. The Company has entered into several patent and software license agreements with third parties, some of which expire within the next year and all of which require one-time or periodic royalty payments. The Company is unable to predict whether these license agreements can be obtained or renewed on terms acceptable to the Company. If the Company or its suppliers were unable to obtain licenses necessary to use the protected technology in their products, the Company may be forced to market products without certain technological features. MEI could also incur substantial costs to defend legal actions taken against it relating to patent or copyright protected technology. The inability to obtain licenses necessary to use certain technology or its inability to obtain such licenses on competitive terms, or a finding of infringement against the Company, could have a material adverse effect on the Company.

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

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements

                                                                    Page
                                                                    ----
Financial Statements:
  Statements of Operations for Fiscal Years Ended August 31, 1995,    26
   September 1, 1994 and September 2, 1993

  Balance Sheets as of August 31, 1995 and September 1, 1994          27

  Statements of Shareholders' Equity for Fiscal Years Ended           28
   August 31, 1995, September 1, 1994 and September 2, 1993

  Statements of Cash Flows for Fiscal Years Ended August 31, 1995,    30
   September 1, 1994 and September 2, 1993

  Notes to Financial Statements                                       31

  Report of Independent Accountants                                   41

Financial Statement Schedules:
  Schedule VIII.  Valuation and Qualifying Accounts for Fiscal        45
   Years Ended August 31, 1995, September 1, 1994 and
   September 2, 1993.

Micron Electronics, Inc.
Statements of Operations
(Amounts in thousands, except per share amounts)

                                    August 31,  September 1,  September 2,
Fiscal year ended                         1995          1994          1993
--------------------------------------------------------------------------
Net sales                             $999,999      $412,938      $162,180
Cost of goods sold                     816,662       326,643       129,845
                                      --------      --------      --------
Gross margin                           183,337        86,295        32,335
Selling, general and administrative     74,951        25,883        10,317
Research and development                 1,893           561           396
                                      --------      --------      --------
Operating income                       106,493        59,851        21,622
Interest income (expense), net           1,983           546           (28)
                                      --------      --------      --------
Income before income taxes             108,476        60,397        21,594
Income tax provision                    43,390        23,499         7,971
                                      --------      --------      --------
Net income                            $ 65,086      $ 36,898      $ 13,623
                                      ========      ========      ========
Earnings per share                    $   0.74      $   0.45      $   0.17

Number of shares used in per
 share calculations                     87,422        81,523        78,076


























The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Balance Sheets
(Dollars in thousands, except par value amounts)

                                                  August 31,  September 1,
Fiscal year ended                                       1995          1994
--------------------------------------------------------------------------
Assets

Cash and equivalents                               $  69,406     $  35,048
Liquid investments                                         -         2,181
Receivables                                          128,744        50,797
Inventories                                           92,709        31,110
Deferred income taxes                                 16,086         1,156
Other current assets
                                                       1,810           588
                                                   ---------     ---------
     Total current assets                            308,755       120,880

Property, plant and equipment, net                    58,254        30,746
Goodwill, net                                         12,612             -
Other assets
                                                       3,095           113
                                                   ---------     ---------
     Total assets                                  $ 382,716     $ 151,739
                                                   =========     =========
Liabilities and shareholders' equity

Accounts payable and accrued expenses               $177,437      $ 72,290
Accrued licenses and royalties                        23,844         1,661
Current portion of long-term debt                      1,022         1,023
                                                   ---------     ---------
     Total current liabilities                       202,303        74,974
                                                   ---------     ---------

Long-term debt                                         5,801         6,822
Deferred income taxes                                      -         1,056
Other liabilities                                        949           718
     Total liabilities                               209,053        83,570

Commitments and contingencies

Common stock:
     MCI Class A, no par value, authorized
      7,900,000 shares,issued and outstanding
      988,000 shares                                       -            79
     MCI Class B, no par value, authorized
      2,100,000 shares, issued and outstanding
      470,000 shares                                       -           286
     MCMS, $0.10 par value, authorized
      10,000,000 shares, issued and outstanding
      1,849,000 shares                                     -           185
     MEI, $0.01 par value, authorized
      150,000,000 shares, issued and outstanding
      91,431,000 shares                                  914             -
Additional paid-in capital                            58,613        14,662
Retained earnings                                    114,136        52,957
                                                   ---------     ---------
     Total shareholders' equity                      173,663        68,169
                                                   ---------     ---------
     Total liabilities and shareholders' equity    $ 382,716     $ 151,739
                                                   =========     =========

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Statements of Shareholders' Equity
(Dollars and shares in thousands)

                                          Common Stock
                       ----------------------------------------------------------Additional                  Total
                             MEI       MCI Class A    MCI Class B       MCMS       Paid-in  Retained Shareholders'
                       Shares Amount  Shares Amount  Shares Amount  Shares Amount  Capital  Earnings        Equity
                       ------ ------  ------ ------  ------ ------  ------ ------  -------  -------- -------------
Balance at
 September 3, 1992                        40    $79      16    $53       9     $1  $10,625   $ 2,437      $ 13,195
Stock sold                                 -      -       4     70       -      -        -         -
Stock split                              158      -      64      -       -      -        -         -
Purchase and retirement
 of stock                                  -      -       -    (35)      -      -        -         -
Tax effect of stock
 purchase plans                            -      -       -      -       -      -       21         -
Net income                                 -      -       -      -       -      -        -    13,623
                                      ------ ------  ------ ------  ------ ------  -------  --------      --------
Balance at
 September 2, 1993                       198     79      84     88       9      1   10,646    16,060       $26,874


Stock sold                                 -      -      45    221     258     26    4,001         -
Stock split                              790      -     341      -   1,582    158     (158)        -
Purchase and retirement
 of stock                                  -      -       -    (23)      -      -        -        (1)
Tax effect of stock
 purchase plans                            -      -       -      -       -      -      173         -
Net income                                 -      -       -      -       -      -        -    36,898
                                      ------ ------  ------ ------  ------ ------  -------  --------      --------
Balance at
 September 1, 1994                       988     79     470    286   1,849    185   14,662    52,957       $68,169

Stock sold                 84     $1       -      -       7     67       -      -      330         -
Purchase and retirement
 of stock                 (16)     -     (16)    (1)    (90)   (55)      -      -      (11)     (824)
Stock option plan           -      -       -      -       -      -       -      -      134         -
Tax effect of stock
 purchase plans             -      -       -      -       -      -       -      -      710         -
Net income                  -      -       -      -       -      -       -      -        -    65,086
Merger transaction     91,363    913    (972)   (78)   (387)  (298) (1,849)  (185)  42,788    (3,083)
                       ------ ------  ------ ------  ------ ------  ------ ------  -------  --------      --------
Balance at
 August 31, 1995       91,431 $  914       - $    -       - $    -       - $    -  $58,613  $114,136      $173,663
                       ====== ======  ====== ======  ====== ======  ====== ======  =======  ========      ========




















The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Statements of Cash Flows
(Dollars in thousands)

                                    August 31,  September 1,  September 2,
Fiscal year ended                         1995          1994          1993
--------------------------------------------------------------------------
Cash flows from operating activities
Net income                            $ 65,086      $ 36,898      $ 13,623
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Depreciation                         11,057         4,635         2,682
   Amortization                          2,101            31             7
   Change in assets and liabilities,
    net of effects of merger
    transaction:
      Increase in receivables          (56,049)      (29,490)      (12,722)
      Increase in inventories          (34,052)      (16,711)       (9,179)
      Increase in accounts
       payable and accrued expenses     61,666        36,336        19,624
      Increase in accrued licenses
       and royalties                    14,411           568           592
      Decrease in deferred income
       taxes                            (3,634)         (794)          (38)
      Other                               (231)           54           101
                                      --------      --------      --------
Net cash provided by operating
 activities                             60,355        31,527        14,690
                                      --------      --------      --------

Cash flows from investing activities
Property, plant and equipment
 expenditures                          (39,585)      (19,260)       (5,012)
Proceeds from sale of equipment            528           787           209
Purchase of held-to-maturity
 investments                            (3,165)       (2,164)            -
Proceeds from maturity of investments    5,400             -             -
Cash acquired in merger transaction     14,060             -             -
Other                                     (439)          (63)           (6)
                                      --------      --------      --------
Net cash used for investing
 activities                            (23,201)      (20,700)       (4,809)
                                      --------      --------      --------


Cash flows from financing activities
Repayments of debt                      (1,022)       (1,669)       (1,397)
Proceeds from issuance of common
 stock                                     398         4,248            70
Purchase and retirement of stock          (891)          (24)          (35)
Other                                   (1,281)          (18)            -
                                      --------      --------      --------
Net cash provided by (used for)
 financing activities                   (2,796)        2,537        (1,362)
                                      --------      --------      --------
Net increase in cash and equivalents    34,358        13,364         8,519
Cash and equivalents at beginning of
 year                                   35,048        21,684        13,165
                                      --------      --------      --------
Cash and equivalents at end of year   $ 69,406      $ 35,048      $ 21,684
                                      ========      ========      ========
Supplemental disclosures
Income taxes paid to Parent           $(45,277)     $(21,889)     $ (5,816)
Interest paid, net of amounts
 capitalized                              (412)         (416)         (584)
Noncash investing and financing
 activities:
   Assets acquired in merger
    transaction net of cash and
    assumed liabilities                 25,998             -             -
   Assets acquired in exchange for
    debt                                     -         1,468            11

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Notes to Financial Statements
(Tabular dollar amounts in thousands, except per share amounts)


Significant Accounting Policies

Basis of presentation: The financial statements include the accounts of Micron Electronics, Inc. ("MEI" or the "Company") and its wholly-owned subsidiaries. MEI manufactures electronic products for a wide range of computing and digital applications. The Company develops, markets, manufactures, sells and supports personal computer systems for consumer, government and business use, provides contract manufacturing services to original equipment manufacturers, maintains a component recovery operation and assembles and markets peripheral add-on memory products. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year is the 52 or 53 week period ending on the Thursday closest to August 31. As of August 31, 1995, the Company was approximately 80% owned by Micron Technology, Inc. ("MTI" or "Parent").

Revenue recognition: Revenue from product sales to direct customers is recognized upon shipment. A provision for estimated sales returns is recorded in the period in which the sales are recognized. The Company defers recognition of sales to distributors with return privileges until the distributors have sold the products.

Earnings per share: Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect.
All historical per share amounts have been restated to reflect stock splits and the effect of the merger transaction (see "The Merger").

Financial instruments: Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash equivalents, liquid investments, receivables, other assets, accounts payable and accrued expenses and long-term debt are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of August 31, 1995. The use of different market assumptions and estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential taxes or other expenses that would be incurred in an actual settlement.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and equivalents, liquid investments and trade accounts receivable. The Company invests its cash in credit instruments of highly rated financial institutions and performs periodic evaluations of the relative credit standing of these financial institutions. The Company, by policy, limits the concentration of credit exposure by restricting investments with any single obligor, instrument, or geographic area. A concentration of credit risk may exist with respect to trade receivables, as substantially all customers are affiliated with the computer, telecommunications and office automation industries. The Company has a large number of customers on which it performs ongoing credit evaluations and generally does not require collateral from its customers. Historically, the Company has not experienced significant losses related to receivables for individual customers or groups of customers in any particular industry or geographic area.

Inventories: Inventories are stated at the lower of average cost or market.

Property, plant and equipment: Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 30 years for buildings and 2 to 5 years for equipment.

Product and process technology: Costs related to the conceptual formulation and design of products and processes are expensed as research and development. Costs incurred to establish patents and acquire product and process technology are capitalized. Capitalized costs are amortized using the straight-line method over the shorter of the estimated useful life of the technology, the patent term, or the agreement, ranging up to 10 years.

Royalties: The Company has royalty-bearing license agreements that allow it to sell certain hardware and software. Royalty costs are accrued and included in cost of goods sold when the sale is recognized.

The Merger

On April 7, 1995, Micron Computer, Inc. ("MCI") and Micron Custom Manufacturing Services, Inc. ("MCMS"), subsidiaries of MTI, merged with and into ZEOS International, Ltd. ("ZEOS"). Pursuant to the terms of the merger, ZEOS issued approximately 82.5 million shares of its common stock in exchange for all of the outstanding shares of MCI and MCMS and the name of the surviving corporation was changed to Micron Electronics, Inc. The merger resulted in a change of control of approximately 89% of ZEOS wherein, assuming exercise of all outstanding options, (a) MTI owns an approximate 79% interest in ZEOS, and (b) the other shareholders of MCI and MCMS own an approximate 10% interest in ZEOS. The merger has been accounted for as a purchase of ZEOS by MCI and MCMS. A new basis of accounting was established for the assets and liabilities of ZEOS to the extent of the change of control. The new basis reflects the allocation of the approximate $39,136,000 increased basis to the ZEOS assets and liabilities on the basis of their fair values. Goodwill of approximately $14,574,000 was recorded to the extent the purchase price exceeded the fair value of the identifiable net assets for which a change of control occurred. Goodwill is amortized on a straight line basis over three years. Accumulated goodwill amortization as of August 31, 1995 was $1,962,000.

The Company's fiscal year is a 52 or 53 week period ending on the Thursday closest to August 31, which is the fiscal year of the Micron entities. Subsequent to the merger, the financial statements of the Company reflect the combined results of operations, financial position and cash flows of ZEOS, MCI and MCMS based on the new basis of accounting for ZEOS and the historical cost basis of MCI and MCMS. Prior to April 7, 1995, the financial statements of the Company include only the combined results of operations, financial position and cash flows of MCI and MCMS.

The following unaudited pro forma financial information presents the results of operations of the Company for the years ended August 31, 1995 and September
1, 1994, as if the merger had occurred at the beginning of the periods, after giving effect to pro forma adjustments, including amortization of goodwill, certain product and process technology costs and related income tax effects:

Year ended                              August 31, 1995  September 1, 1994
--------------------------------------------------------------------------
 Net sales                                   $1,193,330           $650,983
 Gross margin                                   209,578            104,839
 Net income                                      65,980             25,191
 Earnings per share                                0.71               0.28

The pro forma financial information is provided for illustrative purposes and is not necessarily indicative of the combined results of operations that would have actually occurred for such periods nor does it represent a forecast of results of operations for any future periods.

Investments

The Company adopted Statement of Financial Accounting Standards ("SFAS")
No. 115, "Accounting for Certain Investments in Debt and Equity
Securities", as of September 1, 1994. Under SFAS No. 115, securities classified as held-to-maturity are stated at amortized cost.


                                        August 31, 1995  September 1, 1994
--------------------------------------------------------------------------
Held-to-maturity securities:
     Commercial paper                          $ 19,421           $ 10,338
     State and local government                  12,050              8,850
     Bankers' acceptances                         5,966              5,976
     Certificate of deposit                       1,030                  -
     U.S. Government agency                       1,000                  -
                                               --------           --------
                                                 39,467             25,164
     Less cash equivalents                      (39,467)           (22,983)
                                               --------           --------
     Liquid investments                        $      -           $  2,181
                                               ========           ========

Securities classified as held-to-maturity have remaining maturities within one year.

Receivables

                                        August 31, 1995  September 1, 1994
--------------------------------------------------------------------------
Trade receivables                              $126,040           $ 48,818
Receivables from affiliates                       8,379              2,866
Other                                             1,070              1,507
Allowance for doubtful accounts                  (5,458)            (1,460)
Allowance for returns and discounts              (1,287)              (934)
                                               --------           --------
                                               $128,744           $ 50,797
                                               ========           ========

Inventories

                                        August 31, 1995  September 1, 1994
--------------------------------------------------------------------------
Raw materials and supplies                    $  75,045           $ 23,825
Work in progress                                 13,951              4,333
Finished goods                                   14,299              3,494
Allowance for inventories                       (10,586)              (542)
                                               --------           --------
                                               $ 92,709           $ 31,110
                                               ========           ========

Property, Plant and Equipment

                                        August 31, 1995  September 1, 1994
--------------------------------------------------------------------------
Land                                           $    987           $    987
Buildings                                        15,643              9,202
Equipment                                        71,502             33,024
Construction in progress                          7,259              3,161
                                               --------           --------
                                                 95,391             46,374
Less accumulated depreciation and
 amortization                                   (37,137)           (15,628)
                                               --------           --------
                                               $ 58,254           $ 30,746
                                               ========           ========

In December 1993, the Company exchanged approximately 13 acres of land owned by the Company for 13 acres of land owned by a director. Additionally, the Company purchased approximately 17 acres of land for $258,000 and obtained an option to purchase approximately 40 additional acres of real property adjacent to its Nampa facility from this director.

Accounts Payable and Accrued Expenses

                                        August 31, 1995  September 1, 1994
--------------------------------------------------------------------------
Trade accounts payable                         $ 99,065           $ 32,474
Payable to affiliates                            53,750             23,433
Salaries, wages and benefits                     11,086              3,646
Income taxes payable to Parent                    4,686              4,428
Other                                             8,850              8,309
                                               --------           --------
                                               $177,437           $ 72,290
                                               ========           ========

Long-Term Debt

                                        August 31, 1995  September 1, 1994
--------------------------------------------------------------------------
Notes payable to Parent in quarterly
 installments through March 2002,
 variable interest rates of 7.56% and
 6.13%, respectively                           $  6,672           $  7,660

Capital lease obligations payable in
 monthly installments through May 1999,
 weighted average interest rate 8.0%                151                185
                                               --------           --------
                                                  6,823              7,845
Less current portion                             (1,022)            (1,023)
                                               --------           --------
                                               $  5,801           $  6,822
                                               ========           ========

Maturities of long-term debt are as follows:

Fiscal year                               Notes payable     Capital leases
--------------------------------------------------------------------------
1996                                           $    988           $    44
1997                                                988                44
1998                                                988                44
1999                                                988                44
2000                                                988                 -
2001 and thereafter                               1,732                 -
Less discount and interest                            -               (25)
                                               --------           --------
                                               $  6,672           $    151
                                               ========           ========

The notes payable to Parent are collateralized by certain tangible assets of the Company.

Interest income is net of $426,000 and $430,000 of interest expense in 1995 and 1994, respectively. Interest expense is net of $520,000 of interest income in 1993. Construction period interest of $119,000, $34,000 and $12,000 was capitalized in 1995, 1994 and 1993, respectively.

Stock Purchase and Incentive Plans

The Company's 1995 Stock Option Plan provides for the granting of incentive and nonstatutory stock options. As of August 31, 1995, there were 5,000,000 shares of common stock reserved for issuance under the plan. Exercise prices of the incentive and nonstatutory stock options have been 100% and 85%, respectively, of the fair market value of the Company's common stock on the date of grant. Options are granted subject to the terms and conditions established by the plan and the Board of Directors, and generally are exercisable in increments of 20% each year subject to continued employment with the Company. Options generally expire six years from the date of grant. During 1995, options to purchase 747,000 shares were granted at per share prices ranging from $15.92 to $18.73. Options to purchase 746,000 shares were outstanding at August 31, 1995. No options to purchase stock under the 1995 Stock Option Plan were exercisable at August 31, 1995.

The Company's 1995 Employee Stock Purchase Plan allows eligible employees of the Company to purchase shares of common stock through payroll deductions. The shares can be purchased at a price equal to 85% of the lower of the beginning or ending fair market value of each six month offering period. Shares purchased under the plan are restricted from resale for a period of one year from the date of purchase. Purchases are limited to 20% of an employee's eligible compensation. A total of 2,500,000 shares are reserved for issuance under the plan. There had been no stock issuances under the plan as of August 31, 1995.

Granting of options under ZEOS' stock option plan was suspended after the merger. During 1995, subsequent to the merger, options to purchase 84,000 shares were exercised at per share prices ranging from $2.63 to $8.50. At August 31, 1995, options to purchase 1,049,000 shares were outstanding under this plan of which 921,000 options were exercisable at per share prices ranging from $0.33 to $17.00.

Prior to the merger, 7,000, 35,000 and 7,000 shares of MCI Class B no par value Common Stock were issued under MCI's Stock Purchase Plan, at per share prices ranging from $6.63 to $10.35, $2.80 to $8.24 and $0.61 to $2.80 in 1995, 1994 and 1993, respectively. Grants of options to purchase stock under this plan were suspended subsequent to the merger.

Prior to the merger, 258,000 shares of MCMS $0.10 par value Common Stock were issued under the MCMS Stock Purchase Plan, at per share prices ranging from $14.97 to $19.10. Issuances of stock under this plan were suspended subsequent to the merger.

In December 1994, ZEOS awarded shares of its common stock to certain of its employees subject to their continued employment as of January 1, 1996. Compensation expense is recognized over the vesting period based upon the fair market value of the stock at the date of award. At August 31, 1995, 153,422 shares remain reserved for this award.

Employee Savings Plan

The Company has two 401(k) profit-sharing plans, the RAM Plan and the ZEOS Plan, in which employees participate. Under the RAM Plan, which is administered by MTI, employees may contribute from 2 to 16 percent of their eligible pay to various savings alternatives. In 1994, the RAM Plan was modified to provide for an annual match by the Company of the first $1,500 of eligible employee contributions and for additional contributions by the Company based on the Company's financial performance.

Under the ZEOS Plan, employees may contribute from 1 to 20 percent of their eligible pay to various savings alternatives. 200% of the first 1% of non-exempt employees' compensation contributed to the ZEOS Plan was matched by the Company at its discretion. Effective September 1, 1995, the ZEOS Plan was amended to match the provisions of the RAM Plan.

The Company's expense pursuant to these plans was $1,062,000, $450,000 and $159,000 in 1995, 1994 and 1993, respectively.

Transactions with Affiliates

                                    August 31,  September 1,  September 2,
                                          1995          1994          1993
--------------------------------------------------------------------------
Net sales                             $ 32,417      $ 14,703      $ 16,604
Inventory purchases                    177,402        82,094        40,148
Revenue sharing and product and
 process technology expenses            72,889        42,655        12,022
Administrative services expenses           917           554           396
Property, plant and equipment
 purchases                               5,647         2,805           866
Property, plant and equipment sales          -           506           148
Construction management services           872         4,668            14

Revenue sharing expense is a component of cost of goods sold and reflects amounts paid under a revenue sharing agreement, which expires in September 1997, wherein, for the nonstandard semiconductor components recovered from MTI, the Company currently pays MTI an amount equal to one-half of net sales to third parties and one-half of the transfer price for products identified for internal use by the Company.

Commitments

As of August 31, 1995, the Company had commitments of $5,230,000 for equipment purchases and $2,885,000 for the construction of buildings. In addition, the Company is required to make guaranteed minimum royalty payments under certain agreements and periodically enters into minimum purchase commitments with certain suppliers.

The Company leases all office and production facilities in Minnesota and North Carolina, and certain other property and equipment, under operating lease agreements expiring through 2005, with renewals thereafter at the option of the Company. Future minimum lease payments as of August 31, 1995, are as follows:

Fiscal year
-------------------------------------------------------------
1996                                                 $    982
1997                                                      467
1998                                                      254
1999                                                      226
2000                                                      192
2001 and thereafter                                       656

Rental expense was $1,026,000, $277,000 and $73,000 in 1995, 1994 and 1993,
respectively.

Income Taxes

The Company is included in the consolidated tax return of its Parent. The tax provision is computed as if the Company were a separate taxpayer. Effective the first day of fiscal 1994, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Adoption of SFAS No. 109 did not have a material effect on the Company's financial position or result of operations.

The provision for income taxes consists of the following:

                                    August 31,  September 1,  September 2,
                                          1995          1994          1993
--------------------------------------------------------------------------
Current:
   U.S. federal                       $ 38,548      $ 19,586      $  7,149
   State                                 7,691         4,378           994
                                      --------      --------      --------
                                        46,239        23,964         8,143
                                      --------      --------      --------
Deferred:
   U.S. federal                           (570)          (83)         (476)
   State                                (2,279)         (382)          304
                                      --------      --------      --------
                                        (2,849)         (465)         (172)
                                      --------      --------      --------
Income tax provision                  $ 43,390      $ 23,499      $  7,971
                                      ========      ========      ========

The tax benefit associated with disqualifying dispositions by employees of shares issued in the Parent's stock purchase plans reduced taxes payable by $710,000, $173,000 and $21,000 for 1995, 1994 and 1993, respectively. Such benefits are credited to additional paid-in capital.

A reconciliation between the income tax provision and income tax computed using the federal statutory rates follows:

                                    August 31,  September 1,  September 2,
                                          1995          1994          1993
--------------------------------------------------------------------------

U.S. federal income tax at statutory
 rate                                 $ 37,967      $ 21,140      $  7,459
State taxes, net of federal benefit      4,592         2,664           978
Other                                      831         (305)          (466)
                                      --------      --------      --------
Income tax provision                  $ 43,390      $ 23,499      $  7,971
                                      ========      ========      ========

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at enacted tax rates. Deferred income tax assets totaled $22,360,000 and $3,345,000 and liabilities totaled $4,164,000 and $3,244,000 at August 31, 1995 and September 1, 1994, respectively. The approximate tax effect of temporary differences and carryforwards which give rise to the net deferred tax asset are as follows:

                                    August 31,  September 1,
                                          1995          1994
------------------------------------------------------------
Current deferred tax asset:
   Receivables                        $  2,161      $    776
   Inventories                           4,462           284
   Accrued licenses and royalties        4,029             -
   Net operating loss carryforward       2,828             -
   Other                                 2,606            96
                                      --------      --------
      Net deferred tax asset            16,086         1,156
                                      --------      --------

Noncurrent deferred tax asset
(liability):
   Property, plant and equipment        (1,298)       (1,310)
   Net operating loss carryforward       2,954             -
   Other                                   454           254
                                      --------      --------
     Net deferred tax asset
      (liability)                        2,110        (1,056)
                                      --------      --------
     Total net deferred tax asset     $ 18,196      $    100
                                      ========      ========

Deferred tax assets of $15,247,000 were recorded in 1995 in connection with the merger transaction. Net operating loss carryforwards of $14,623,000, available to offset future taxable income, will begin to expire in 2006.

Export Sales

Export sales were $76,686,000, $25,957,000 and $12,407,000 in 1995, 1994 and 1993, respectively.

Contingencies

Periodically, MEI is made aware that the technology used by MEI may infringe on product or process technology rights held by others. MEI has accrued a liability and charged operations for the estimated costs of settlement or adjudication of these asserted claims for alleged infringement and other unasserted claims arising prior to the balance sheet date. The ultimate resolution of these claims is not expected to have a material effect on the results of operations or financial position of the Company.

The Company is currently a party to various other legal actions arising out of the normal course of business, none of which are expected to have a material effect on the Company's financial position or results of operations.

Quarterly Financial Information (Unaudited)
(Dollars in thousands, except per share amounts)

                                      Fourth     Third    Second     First
                                     Quarter   Quarter   Quarter   Quarter
--------------------------------------------------------------------------
1995

Net sales                           $403,968  $271,477  $190,225  $134,329
Gross margin                          64,038    49,782    40,493    29,024
Net income                            20,957    15,605    16,918    11,606

Earnings per share                      0.23      0.17      0.20      0.14

1994

Net sales                           $134,304  $106,249  $ 96,729  $ 75,656
Gross margin                          28,136    22,755    19,166    16,238
Net income                            11,771     9,497     8,477     7,153

Earnings per share                      0.14      0.11      0.11      0.09

Report of Independent Accountants

The Shareholders and Board of Directors
Micron Electronics, Inc.

We have audited the financial statements and financial statement schedule of Micron Electronics, Inc. and subsidiaries, listed in the index on page 25 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micron Electronics, Inc., and subsidiaries, as of August 31, 1995 and September 1, 1994, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein.

Coopers & Lybrand L.L.P.


Boise, Idaho
September 21, 1995

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Ernst & Young LLP served as the independent accountants for ZEOS International, Ltd. ("ZEOS") prior to its merger with Micron Computer, Inc. ("MCI") and Micron Custom Manufacturing Services, Inc. ("MCMS") on April 7, 1995. Coopers & Lybrand L.L.P. has served as Micron Technology, Inc.'s ("MTI") independent accountants, and has audited the financial statements of both MCI and MCMS for three preceding fiscal years. Because of Coopers & Lybrand L.L.P.'s familiarity with the business and operations of MCI, MCMS and MTI, the Company engaged Coopers & Lybrand L.L.P. as the auditors of the combined Company following the merger.

As previously reported in its Form 8-K, dated April 7, 1995, the Company dismissed Ernst & Young LLP as its independent accountants on April 7, 1995. The reports of Ernst & Young LLP on the financial statements of ZEOS for each of the past two fiscal years (1994 and 1993) contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The decision to change independent accountants was approved by the Registrant's Board of Directors, including the members of the Audit Committee. During ZEOS' two most recent fiscal years and through the date of the merger, ZEOS had no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company engaged Coopers & Lybrand L.L.P. as its independent accountants as of April 7, 1995. During the two most recent fiscal years and through the date of this report, ZEOS did not consult with Coopers & Lybrand L.L.P. on either (1) the application of accounting principles to a specified transaction or the type of opinion that might be rendered on ZEOS' financial statements, or (2) items which concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Item 304(a)(2) Regulation S-K).


                                 PART III

Item 10.  Directors and Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Parties


  Certain information concerning the Registrant's executive officers is included under the caption "Executive Officers and Directors of the Registrant" following Part I, Item 1 of this report. Information required by Items 10, 11, 12 and 13 will be contained in the Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after August 31, 1995, and is incorporated herein by reference.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a)  The following documents are filed as part of this report:

        Financial statements and financial statement schedules -- see "Item 8. Financial Statements and Supplementary Data".


    Exhibit Description
    ------- -------------------------------------------------------------
    2.1 Agreement of Merger, dated as of October 30, 1994, as amended by the first amendment thereto, dated as of December 13, 1994, by and among ZEOS, MCI and MCMS. (1)
    2.2 Articles of Merger, dated April 7, 1995, by and among ZEOS, MCI and MCMS. (2)
    3.1     Articles of Incorporation of Registrant, as amended. (3)
    3.2     Bylaws of the Registrant. (4)
    10.32 Voting Agreement, dated October 30, 1994, between ZEOS and Micron Technology, Inc. (1)
    10.33   Component Recovery Revenue Sharing Agreement, dated as of
              July 14, 1994, between MCMS and Micron Technology, Inc. (3)
    10.34   Amended and Restated Promissory Note, dated September 3,
              1992, between MCMS and Micron Technology, Inc. (3)
    10.35   1995 Stock Option Plan. (5)
    10.36   1995 Employee Stock Purchase Plan. (5)
    10.37   Executive Bonus Plan. (5)
    10.38 Form of Indemnification Agreement between the Registrant and its officers and directors.
    10.39   Form of Termination Agreement for officers of the Company.
    11      Computation of per share earnings.
    16      Letter from Ernst & Young LLP, dated April 11, 1995. (2)
    21      Subsidiaries of the Registrant.
    27      Financial Data Schedule.
--------------------------------------------------------------------------

    (1) Incorporated by reference to Registration Statement on Form S-4 (File No. 33-90212), as declared effective on March 13, 1995.
    (2) Incorporated by reference to Current Report on Form 8-K, dated April 7, 1995.
    (3) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 1995.
    (4) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1992.
    (5) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended June 1, 1995.

(b)  Reports on Form 8-K:

  On August 17, 1995, the Company filed a Report on Form 8-K which announced (1) the resignation of Gregory E. Herrick as a director and as Executive Vice President, Sales and Marketing, (2) the appointment of Gregory D. Stevenson as a director and as Executive Vice President, Operations, (3) the appointment of Brian C. Klene as Executive Vice
President, Sales and Marketing,   and (4) the appointment of Pete J.
Scamardo, Jr., as Vice President, Product Marketing.

  On September 15, 1995, the Company filed a report on Form 8-K which announced the resignation of Chase S. Mart as a director and as Executive Vice President, Business Development.

                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nampa, State of Idaho, on the 9th day of October, 1995.

                            MICRON ELECTRONICS, INC.



                          By/s/ T. Erik Oaas
                            --------------------------------------
                            T. Erik Oaas, Vice President, Finance,
                            and Chief Financial Officer (Principal
                            Financial and Accounting Officer)


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                       Title                    Date
------------------------  --------------------------------  ---------------
/s/ Joseph M. Daltoso     Chairman of the Board, President  October 9, 1995
------------------------  and Chief Executive Officer
(Joseph M. Daltoso)       (Principal Executive Officer)

/s/ T. Erik Oaas          Vice President, Finance, and      October 9, 1995
------------------------  Chief Financial Officer
(T. Erik Oaas)            (Principal Financial and
                          Accounting Officer), Director

/s/ Gregory D. Stevenson  Executive Vice President,         October 9, 1995
------------------------  Operations,  Director
(Gregory D. Stevenson)

/s/ Robert F. Subia       Director; Chairman, President     October 9, 1995
------------------------  and Chief Executive Officer of
(Robert F. Subia)         Micron Custom Manufacturing
                          Services, Inc.

/s/ Steven R. Appleton    Director                          October 9, 1995
------------------------
(Steven R. Appleton)

/s/ Jerry M. Hess         Director                          October 9, 1995
------------------------
(Jerry M. Hess)

/s/ Robert A. Lothrop     Director                          October 9, 1995
------------------------
(Robert A. Lothrop)

 /s/ John R. Simplot      Director                          October 9, 1995
------------------------
(John R. Simplot)

                         Micron Electronics, Inc.

                               Schedule VIII

                     Valuation and Qualifying Accounts
                          (Dollars in thousands)

Fiscal year ended                         1995          1994          1993
--------------------------------------------------------------------------

Allowance for doubtful accounts

Balance at beginning of year          $  1,460      $    463      $    124
Additions charged to expense             3,962         2,344           440
Reductions and write-offs               (1,540)       (1,347)         (101)
Merger transaction                       1,576             -             -
                                      --------      --------      --------
Balance at end of year                $  5,458      $  1,460      $    463
                                      ========      ========      ========

Allowance for inventories

Balance at beginning of year          $    542      $    469      $    145
Additions charged to expense             5,913           310           388
Reductions and write-offs               (4,278)         (237)          (64)
Merger transaction                       8,409             -             -
                                      --------      --------      --------
Balance at end of year                $ 10,586      $    542      $    469
                                      ========      ========      ========



