Form 10-Q/A
period 1995-06-01
MICRON ELECTRONICS INC
filed 1995-10-18
CIK 854460

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

                  Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     MICRON ELECTRONICS, INC.

                          Balance Sheets
                      (Dollars in thousands)
                           (Unaudited)

                                               June 1,      September 1,
As of                                           1995            1994
------------------------------------------------------------------------
Assets

Cash and equivalents                          $ 37,179          $ 35,048
Liquid investments                                   -             2,181
Receivables                                     97,364            50,797
Inventories                                     97,778            31,110
Deferred income taxes                           13,572             1,156
Other current assets                             1,911               588
                                              --------          --------
     Total current assets                      247,804           120,880

Property, plant and equipment, net              51,515            30,746
Goodwill, net                                   13,904                 -
Other assets                                     6,142               138
                                              --------          --------
     Total assets                             $319,365          $151,764
                                              ========          ========

Liabilities and shareholders' equity

Accounts payable and accrued expenses         $145,484          $ 72,290
Accrued licenses and royalties                  13,613             1,661
Current portion of long-term debt                1,021             1,023
                                              --------          --------
     Total current liabilities                 160,118            74,974

Long-term debt                                   6,056             6,822
Deferred income taxes                                -             1,081
Other liabilities                                  852               718
                                              --------          --------
     Total liabilities                         167,026            83,595

Commitments and contingencies

Common stock                                       914               550
Additional paid-in capital                      58,239            14,662
Retained earnings                               93,186            52,957
                                              --------          --------
     Total shareholders' equity                152,339            68,169
                                              --------          --------
     Total liabilities and shareholders'
       equity                                 $319,365          $151,764
                                              ========          ========



The accompanying notes are an integral part of the financial statements.

                     MICRON ELECTRONICS, INC.

                     Statements of Operations
       (Amounts in thousands, except for per share amounts)
                           (Unaudited)

                                     For the             For the nine
                                  quarter ended          months ended
                                ------------------    ------------------
                                June 1,    June 2,    June 1,    June 2,
                                 1995       1994       1995       1994
------------------------------------------------------------------------

Net sales                      $271,477   $106,249   $596,031   $278,634
Cost of goods sold              221,695     83,494    476,732    220,475
                               --------   --------   --------   --------
Gross margin                     49,782     22,755    119,299     58,159

Selling, general and
  administrative                 23,225      7,051     46,468     16,943
Research and development            585        155      1,090        398
                               --------   --------   --------   --------

Operating income                 25,972     15,549     71,741     40,818

Interest income, net                620        168      1,199        365
                               --------   --------   --------   --------

Income before income taxes       26,592     15,717     72,940     41,183
Income tax provision             10,987      6,220     28,811     16,056
                               --------   --------   --------   --------

Net income                     $ 15,605   $  9,497   $ 44,129   $ 25,127
                               ========   ========   ========   ========

Earnings per share             $   0.17   $   0.11   $   0.51   $   0.31

Number of shares used in per
  share calculations             89,669     83,587     86,581     80,758






















The accompanying notes are an integral part of the financial statements.

                       MICRON ELECTRONICS, INC.

                       Statements of Cash Flows
                        (Dollars in thousands)
                              (Unaudited)

                                               For the nine months ended
                                               -------------------------
                                               June 1,           June 2,
                                                1995              1994
------------------------------------------------------------------------
Cash flows from operating activities
Net income                                    $ 44,129          $ 25,127
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                7,317             3,116
     Amortization                                  679                25
     Change in assets and liabilities, net
       of effects of merger transaction:
          Increase in receivables              (24,669)          (17,060)
          Increase in inventories              (39,121)          (12,872)
          Increase in accounts payable and
            accrued expenses                    34,786            16,238
          Increase (decrease) in deferred
            income taxes                        (3,965)              569
              Other                             (1,453)              148
                                              --------          --------

Net cash provided by operating activities       17,703            15,291

Cash flows from investing activities
Property, plant and equipment expenditures     (29,075)          (12,268)
Proceeds from sale of equipment                    221               468
Purchase of investments and securities          (3,165)                -
Proceeds from sale and maturity of investments   5,400                 -
Cash acquired in merger transaction             14,060                 -
Other                                             (427)              (36)
                                              --------          --------
Net cash used for investing activities         (12,986)          (11,836)
                                              ========          ========

Cash flows from financing activities
Repayments of debt                                (767)           (1,413)
Proceeds from issuance of common stock             344             4,217
Stock repurchases                                 (882)               (1)
Other                                           (1,281)                -
                                              --------          --------
Net cash (used for) provided by financing
  activities                                    (2,586)            2,803
                                              --------          --------
Net increase in cash and equivalents             2,131             6,258
Cash and equivalents at beginning of period     35,048            21,684
                                              --------          --------
Cash and equivalents at end of period         $ 37,179          $ 27,942
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

                                  Quarter ended       Nine Months ended
                               -------------------   -------------------
                                June 1,    June 2,    June 1,    June 2,
                                 1995       1994       1995       1994
                               --------   --------   --------   --------

     Net sales                 $307,909   $170,886   $785,050   $440,891
     Gross margin                55,325     23,658    145,347     69,365
     Net income                  16,690      4,099     45,001     14,525
     Earnings per share            0.18       0.04       0.48       0.16

     The pro forma financial information is provided for illustrative purposes and is not necessarily indicative of the combined results of operations that would have actually occurred for such periods nor does it represent a forecast of results of operations for any future periods.


3.   Receivables                               June 1,      September 1,
                                                1995            1994
------------------------------------------------------------------------
     Trade receivables                        $102,614          $ 51,715
     Other                                       1,381             1,507
     Allowance for doubtful accounts            (4,151)           (1,760)
     Allowance for returns and discounts        (2,480)             (665)
                                              --------          --------
                                              $ 97,364          $ 50,797
                                              ========          ========


4.   Inventories                               June 1,      September 1,
                                                1995            1994
------------------------------------------------------------------------
     Finished goods                           $ 12,547          $  3,464
     Work in process                            10,909             4,333
     Raw materials and supplies                 74,322            23,313
                                              --------          --------
                                              $ 97,778          $ 31,110
                                              ========          ========



5.   Property, plant and equipment, net        June 1,      September 1,
                                                1995            1994
------------------------------------------------------------------------
     Land                                     $    987          $    987
     Buildings                                  15,460             9,202
     Equipment                                  65,155            33,024
     Construction in progress                    3,401             3,161
                                              --------          --------
                                                85,003            46,374
     Less accumulated depreciation             (33,488)          (15,628)
                                              --------          --------
                                              $ 51,515          $ 30,746
                                              ========          ========


  6. Accounts payable and accrued expense      June 1,      September 1,
                                                1995            1994
------------------------------------------------------------------------
     Accounts payable                         $105,265          $ 59,800
     Salaries, wages and benefits               20,080             4,335
     Other                                      20,139             8,155
                                              --------          --------
                                              $145,484          $ 72,290
                                              ========          ========




7.   Shareholders' equity                      June 1,      September 1,
                                                1995            1994
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



                              Micron Electronics, Inc.
                              ------------------------------------------
                              (Registrant)




Dated: October 18, 1995       /s/ T. Erik Oaas
                              ------------------------------------------
                              T. Erik Oaas, Vice President, Finance, and
                              Chief Financial Officer (Principal
                              Financial and Accounting Officer)