Form 10-K/A
period 1995-08-31
MICRON ELECTRONICS INC
filed 1995-10-27
CIK 854460

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-K/A
                              Amendment No. 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended      August 31, 1995
                         ---------------------------------
                                    or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  [NO FEE REQUIRED]
For the transition period from             to
                              -------------  -------------
Commission file number            0-17932
                      ------------------------------------

                         Micron Electronics, Inc.
            (Exact name of registrant as specified in charter)

    Minnesota                                           41-1404301
    ---------                                           ----------
(State or other                                     (I.R.S. Employer
jurisdiction of                                     Identification
incorporation or                                    No.)
organization)

900 East Karcher Road, Nampa, Idaho                          83687
--------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code    (208)463-3434

        Securities registered pursuant to Section 12(b) of the Act:
        Title of each class           Name of each exchange on which registered
Common Stock, $0.01 par value per share       The Nasdaq Stock Market
---------------------------------------       -----------------------

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

  Limited Warranty. MEI generally provides a one-year limited warranty on hardware which covers repairs or replacements for defects in workmanship or materials. Technicians are trained to assist customers via telephone support in the installation of replacement parts. On-site service is provided by third-party service suppliers. Customers have the option to purchase an extended limited warranty from the Company and extended on-site service from a third-party.

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

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant


Item 13.  Certain Relationships and Related Transactions


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

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a)  The following documents are filed as part of this report:

        Financial statements and financial statement schedules -- see "Item 8. Financial Statements and Supplementary Data".


    Exhibit Description
    ------- -------------------------------------------------------------
    2.1 Agreement of Merger, dated as of October 30, 1994, as amended by the first amendment thereto, dated as of December 13, 1994, by and among ZEOS, MCI and MCMS. (1)
    2.2 Articles of Merger, dated April 7, 1995, by and among ZEOS, MCI and MCMS. (2)
    3.1     Articles of Incorporation of Registrant, as amended. (3)
    3.2     Bylaws of the Registrant. (4)
    10.32 Voting Agreement, dated October 30, 1994, between ZEOS and Micron Technology, Inc. (1)
    10.33   Component Recovery Revenue Sharing Agreement, dated as of
              July 14, 1994, between MCMS and Micron Technology, Inc. (3)
    10.34   Amended and Restated Promissory Note, dated September 3,
              1992, between MCMS and Micron Technology, Inc. (3)
    10.35   1995 Stock Option Plan. (5)
    10.36   1995 Employee Stock Purchase Plan. (5)
    10.37   Executive Bonus Plan. (5)
    10.38 Form of Indemnification Agreement between the Registrant and its officers and directors.
    10.39   Form of Termination Agreement for officers of the Registrant.
    11      Computation of per share earnings.
    16      Letter from Ernst & Young LLP, dated April 11, 1995. (2)
    21      Subsidiaries of the Registrant.
    27      Financial Data Schedule.
--------------------------------------------------------------------------

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

                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nampa, State of Idaho, on the 26th day of October, 1995.

                            MICRON ELECTRONICS, INC.



                          By/s/ T. Erik Oaas
                            --------------------------------------
                            T. Erik Oaas, Vice President, Finance,
                            and Chief Financial Officer (Principal
                            Financial and Accounting Officer)