Form 10-K/A
period 1995-08-31
MICRON ELECTRONICS INC
filed 1995-11-01
CIK 854460

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-K/A
                              Amendment No. 2
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Company's Common Stock on August 31, 1995, as reported by The Nasdaq Stock Market, was approximately $234.4 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the registrant's Common Stock on August 31, 1995 was 91,431,392.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1995 Annual Meeting of Shareholders to be held on November 20, 1995 are incorporated by reference to Part III of this Annual Report on Form 10-K.

                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nampa, State of Idaho, on the 1st day of November, 1995.

                            MICRON ELECTRONICS, INC.



                          By/s/ T. Erik Oaas
                            --------------------------------------
                            T. Erik Oaas, Vice President, Finance,
                            and Chief Financial Officer (Principal
                            Financial and Accounting Officer)