Form 10-Q
period 1995-11-30
MICRON ELECTRONICS INC
filed 1995-12-26
CIK 854460

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 1995
                              ------------------------------------------
                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  -------------------
Commission file number            0-17932
                      --------------------------------------------------




                         Micron Electronics, Inc.
                   ------------------------------------
                   (Exact name as specified in charter)





                Minnesota                              41-1404301
     -------------------------------               ------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)


     900 E. Karcher Road, Nampa, Idaho                           83687
     -----------------------------------------------------------------
     (Address of principal executive offices)                 Zip Code

     Registrant's telephone number, including area code (208) 893-3434
                                                       ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to the filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
     -----        -----

     The number of outstanding shares of the registrant's Common Stock as of December 20, 1995 was 91,368,659.

                      Part I.  Financial Information

Item 1.  Financial Statements

Micron Electronics, Inc.
Balance Sheets
(Dollars in thousands, except par value amounts)

As of                                        November 30,       August 31,
                                                 1995             1995
--------------------------------------------------------------------------
                                             (Unaudited)
Assets

Cash and equivalents                            $ 69,529         $ 69,406
Receivables                                      164,508          128,744
Inventories                                      129,272           92,709
Deferred income taxes                             19,512           16,086
Other current assets                               1,753            1,810
                                                --------         --------
     Total current assets                        384,574          308,755

Property, plant and equipment, net                65,640           58,254
Goodwill, net                                     11,398           12,612
Other assets                                       2,111            3,095
                                                --------         --------
     Total assets                               $463,723         $382,716
                                                ========         ========

Liabilities and shareholders' equity

Accounts payable and accrued expenses           $240,437         $177,437
Accrued licenses and royalties                    24,909           23,844
Current portion of long-term debt                    988            1,022
                                                --------         --------
     Total current liabilities                   266,334          202,303

Long-term debt                                     5,436            5,801
Other liabilities                                    950              949
                                                --------         --------
     Total liabilities                           272,720          209,053
                                                --------         --------

Commitments and contingencies

Common stock, $0.01 par value, authorized,
  150.0 million shares, issued and
  outstanding, 91.4 million shares                   914              914
Additional capital                                59,507           58,613
Retained earnings                                130,582          114,136
                                                --------         --------
     Total shareholders' equity                  191,003          173,663
                                                --------         --------
     Total liabilities and shareholders' equity $463,723         $382,716
                                                ========         ========







The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

Fiscal quarter ended                         November 30,      December 1,
                                                 1995              1994
--------------------------------------------------------------------------
Net sales                                       $438,578         $134,329
Cost of goods sold                               379,866          105,305
                                                --------         --------
Gross margin                                      58,712           29,024
Selling, general and administrative               31,387           10,250
Research and development                             661              185
                                                --------         --------
Operating income                                  26,664           18,589
Interest income, net                               1,028              217
                                                --------         --------
Income before income taxes                        27,692           18,806
Income tax provision                              11,077            7,200
                                                --------         --------
Net income                                      $ 16,615         $ 11,606
                                                ========         ========

Earnings per share                              $   0.18         $   0.14

Number of shares used in per share
  calculation                                     92,566           83,933






























The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

Fiscal quarter ended                         November 30,      December 1,
                                                 1995              1994
--------------------------------------------------------------------------

Cash flows from operating activities
Net income                                      $ 16,615         $ 11,606
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Depreciation                                  4,096            1,838
     Amortization                                  1,319                2
     (Increase) decrease in receivables          (35,764)           3,636
     Increase in inventories                     (36,563)         (13,533)
     Increase in accounts payable and
       accrued expenses                           59,365            3,894
     Increase in accrued licenses and
       royalties                                   1,064              463
     Increase in net deferred income tax
       assets                                     (2,803)          (1,010)
     Other                                           690              (56)
                                                --------         --------
Net cash provided by operating activities          8,019            6,840
                                                --------         --------


Cash flows from investing activities
Property, plant and equipment expenditures        (8,076)          (8,094)
Proceeds from sale of equipment                      396               17
Purchase of held-to-maturity investments               -             (987)
Proceeds from maturity of investments                  -            2,200
Other                                                (39)              (5)
                                                --------         --------
Net cash used for investing activities            (7,719)          (6,869)
                                                --------         --------


Cash flows from financing activities
Repayments of debt                                  (253)            (257)
Proceeds from issuance of common stock               334               47
Purchase and retirement of stock                    (258)              (7)
                                                --------         --------
Net cash used for financing activities              (177)            (217)
                                                --------         --------


Net increase (decrease) in cash and
  equivalents                                        123             (246)
Cash and equivalents at beginning of
  period                                          69,406           35,048
                                                --------         --------
Cash and equivalents at end of period           $ 69,529         $ 34,802
                                                ========         ========












The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Notes to Financial Statements
(Tabular dollar amounts in thousands, except per share amounts)


1.  Unaudited Interim Financial Statements

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Micron Electronics, Inc. and subsidiaries ("MEI" or the "Company") and their results of operations and cash flows.

This report on Form 10-Q for the fiscal quarter ended November 30, 1995, should be read in conjunction with the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended August 31, 1995.

2.  The Merger

On April 7, 1995, Micron Computer, Inc. ("MCI") and Micron Custom Manufacturing Services, Inc. ("MCMS"), subsidiaries of Micron Technology, Inc. ("MTI"), merged with and into ZEOS International, Ltd. ("ZEOS"). Pursuant to the terms of the merger, ZEOS issued approximately 82.5 million shares of its common stock in exchange for all of the outstanding shares of MCI and MCMS and the name of the surviving corporation was changed to Micron Electronics, Inc. The merger resulted in a change of control of approximately 89% of ZEOS wherein, assuming exercise of all outstanding options, (a) MTI owned an approximate 79% interest in ZEOS, and (b) the other shareholders of MCI and MCMS owned an approximate 10% interest in ZEOS. The merger has been accounted for as a purchase of ZEOS by MCI and MCMS. A new basis of accounting was established for the assets and liabilities of ZEOS to the extent of the change of control. The new basis reflects the allocation of the approximate $39,136,000 increased basis to the ZEOS assets and liabilities on the basis of their fair values.
Goodwill of approximately $14,574,000 was recorded to the extent the purchase price exceeded the fair value of the identifiable net assets for which a change of control occurred. Goodwill is amortized on a straight line basis over three years. Accumulated goodwill amortization as of November 30, 1995 was approximately $3,176,000.

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

3.  Receivables
                                             November 30,       August 31,
                                                 1995             1995
--------------------------------------------------------------------------

Trade receivables                               $162,036         $126,040
Receivables from affiliates, net                   8,827            8,379
Other                                              1,718            1,070
Allowance for doubtful accounts                   (5,975)          (5,458)
Allowance for returns and discounts               (2,098)          (1,287)
                                                --------         --------
                                                $164,508         $128,744
                                                ========         ========

4.  Inventories
                                             November 30,       August 31,
                                                 1995             1995
--------------------------------------------------------------------------

Raw materials and supplies                      $ 89,394         $ 75,045
Work in progress                                  33,251           19,407
Finished goods                                    15,045            8,843
Allowance for inventory obsolescence              (8,418)         (10,586)
                                                --------         --------
                                                $129,272         $ 92,709
                                                ========         ========

5.  Property, Plant and Equipment
                                             November 30,       August 31,
                                                 1995             1995
--------------------------------------------------------------------------

Land                                            $    987         $    987
Buildings                                         15,899           15,643
Equipment                                         77,238           71,502
Construction in progress                          13,934            7,259
                                                --------         --------
                                                 108,058           95,391
Less accumulated depreciation and amortization   (42,418)         (37,137)
                                                --------         --------
                                                $ 65,640         $ 58,254
                                                ========         ========

6.  Accounts Payable and Accrued Expenses
                                             November 30,       August 31,
                                                 1995             1995
--------------------------------------------------------------------------

Trade accounts payable                          $139,776         $ 99,065
Payables to affiliates                            61,431           53,750
Salaries, wages and benefits                      11,471           11,086
Income taxes payable to parent corporation        13,688            4,686
Other                                             14,071            8,850
                                                --------         --------
                                                $240,437         $177,437
                                                ========         ========

7.  Long-Term Debt
                                             November 30,       August 31,
                                                 1995             1995
--------------------------------------------------------------------------

Notes payable to parent corporation in
  quarterly installments through March 2002,
  variable interest rates of  7.4% and 7.6%,
  respectively                                  $  6,424         $  6,672

Other                                                  -              151
                                                --------         --------
                                                   6,424            6,823
Less current portion                                (988)          (1,022)
                                                --------         --------
                                                $  5,436         $  5,801
                                                ========         ========


8.  Income Taxes

The estimated effective income tax rate for fiscal 1996 is 40.0%.
The effective income tax rate principally reflects the statutory corporate income tax rate, the net effect of state taxation and goodwill amortization.

9.  Earnings Per Share

Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect. All historical per share amounts have been restated to reflect stock splits and the effect of the merger transaction (see "2. The Merger").

10.  Commitments

As of November 30, 1995, the Company had commitments of approximately $12,904,000 for equipment purchases and $1,951,000 for the construction of buildings.

11.  Contingencies

Periodically, the Company is made aware that the technology used by the Company may infringe on product or process technology rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of these asserted claims for alleged infringement and other unasserted claims arising prior to the balance sheet date. The ultimate resolution of these claims is not expected to have a material effect on the results of operations or financial position of the Company.

The Company is currently a party to various other legal actions, none of which are expected to have a material effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Micron Electronics, Inc. and its subsidiaries ("MEI" or the "Company") manufactures electronic products for a wide range of computing and digital applications. The Company develops, markets, manufactures, sells and supports PC systems for consumer and business use, provides contract manufacturing services to original equipment manufacturers and maintains a component recovery operation.

     The Company completed its first fiscal quarter of 1996 on November 30, 1995. On April 7, 1995, Micron Computer, Inc. ("MCI") and Micron Custom Manufacturing Services, Inc. ("MCMS") merged with and into ZEOS International, Ltd. ("ZEOS"), and the surviving company's name was changed to Micron Electronics, Inc. (the "Merger"). The Company's fiscal year is a 52 or 53 week period ending on the Thursday closest to August 31. All quarterly references are to the Company's fiscal quarters ended November 30, 1995, and December 1, 1994, unless otherwise indicated. All tabular dollar amounts are presented in thousands.

Results of Operations

     The Company's results of operations reflect the merged operations of the Company subsequent to April 7, 1995, and the combined results of operations of only MCI and MCMS prior thereto:

                                              Quarter Ended
                              --------------------------------------------
                                November 30, 1995       December 1, 1994
                                -----------------       ----------------

                                           Percent                 Percent
                                Amount    of Sales      Amount    of Sales
                                ------    --------      ------    --------
Net sales                     $438,578      100.0%    $134,329      100.0%
Cost of goods sold             379,866       86.6%     105,305       78.4%
Gross margin                    58,712       13.4%      29,024       21.6%
Selling, general and
  administrative expenses       31,387        7.2%      10,250        7.6%
Net income                      16,615        3.8%      11,606        8.6%

Pro Forma Discussion and Analysis

     Due to the significance of the Merger, the Company believes that discussion and analysis of the Company's results of operations on a pro forma basis, which include ZEOS' results of operations prior to the Merger, provides a more meaningful comparison than discussion and analysis of actual results of operations which include only the combined operations of MCI and MCMS prior to the Merger. The following discussion and analysis presents the Company's results of operations for the first quarter of 1996 ended November 30, 1995, as compared to the Company's pro forma results of operations for the first quarter of 1995 ended December 1, 1994, as if the Merger had occurred at the beginning of the first quarter of 1995, after giving effect to pro forma adjustments, including amortization of goodwill, certain product and process technology costs and related income tax effects.

     The pro forma information is provided for illustrative purposes and is not necessarily indicative of the combined results of operations that would have occurred if ZEOS, MCI, and MCMS had been combined at the beginning of the first fiscal quarter of 1995, nor does it represent a forecast of results of operations for any future periods.

     The following is a summary of the Company's results of operations for the quarter ended November 30, 1995, and the pro forma results of operations for the quarter ended December 1, 1994:

                                              Quarter Ended
                              --------------------------------------------
                                November 30, 1995       December 1, 1994
                                -----------------       ----------------

                                           Percent                 Percent
                                Amount    of Sales      Amount    of Sales
                                ------    --------      ------    --------
Net sales                     $438,578      100.0%    $205,922      100.0%
Cost of goods sold             379,866       86.6%     168,101       81.6%
Gross margin                    58,712       13.4%      37,821       18.4%
Selling, general and
  administrative expenses       31,387        7.2%      19,868        9.6%
Net income                      16,615        3.8%      10,877        5.3%

Net Sales

     Net sales for the quarter ended November 30, 1995 and pro forma net sales for the quarter ended December 1, 1994, for the Company's separate product lines are set forth below:

                                              Quarter Ended
                              --------------------------------------------
                                November 30, 1995       December 1, 1994
                                -----------------       ----------------

                                           Percent                 Percent
                                Amount    of Sales      Amount    of Sales
                                ------    --------      ------    --------
PC systems                    $299,797       68.4%    $136,863       66.5%
Contract manufacturing         100,552       22.9%      27,820       13.5%
Component recovery              38,229        8.7%      41,239       20.0%
                              --------      ------    --------      ------

Total net sales               $438,578      100.0%    $205,922      100.0%
                              ========      ======    ========      ======

     In September 1995, the Company combined its component recovery and peripheral add on module product operations. To conform to the presentation in the first quarter of 1996, peripheral add-on memory sales have been reclassified to component recovery sales. This reclassification did not affect the results of operations.

     Net sales for the first quarter of 1996 were approximately 113% higher than pro forma net sales for the first quarter of 1995, primarily as a result of a significant increase in the number of desktop PC systems sold and significantly higher contract manufacturing sales, partially offset by slightly lower component recovery sales over the comparable periods.

PC Systems
----------

     PC system net sales were significantly higher in the first quarter of 1996 compared to the first quarter of 1995, primarily as a result of significantly higher PC system unit sales and, to a lesser extent, higher average selling prices. Unit sales of PC systems in the first quarter of 1996 increased approximately 111% compared to pro forma unit sales in the first quarter of 1995, primarily as a result of a significant increase in the number of desktop PC systems sold. Sales of notebook PC systems remained relatively constant for the comparative periods. Approximately 99% of PC system unit sales in the first quarter of 1996 were of desktop systems, whereas sales of notebook PC systems represented approximately 5% of first quarter 1995 pro forma unit sales. The increase in unit sales of desktop PC systems in the first quarter of 1996 resulted primarily from a significantly higher direct unit sales of Micron brand PC systems and higher government contract unit sales, offset in part by a decline in direct unit sales of ZEOS brand desktop PC systems. The Company believes that direct unit sales of Micron brand PC systems increased primarily as a result of an increase in name recognition and market acceptance.
Increased name recognition and market acceptance resulted primarily from the receipt of a number of awards from computer trade magazines relating to the price/performance characteristics of Micron brand PC systems and to the Company's service and support functions. In the event that the Company is unsuccessful in winning awards from computer trade magazines in the future, consumer interest in its PC systems could decline materially. In general, sales of Micron and ZEOS brand PC systems benefited from continued strong demand in the market for PC products during both periods reported.

     Overall average selling prices of PC systems were slightly higher in the first quarter of 1996 over the first quarter of 1995 due primarily to a continuing shift from the 486 microprocessor based PC systems to the
relatively higher priced Pentium microprocessor based PC systems.   The
increase in overall average selling prices was offset in part by reductions in pricing of older models.

     Government sales of the Company's PC products in the first quarter of 1996 constituted approximately 20% of the Company's overall PC system net sales. Of this amount, a substantial majority is attributable to sales under the Company's "PC-1" Subcontract Agreement. In the first quarter of 1996, sales under the PC-1 contract increased substantially due to full implementation of the PC-1 contract and seasonal government purchasing trends. It is currently anticipated that sales under the PC-1 contract will decline in the second quarter of 1996 due primarily to seasonal government purchasing trends resulting in reduced orders.
A substantial decrease in shipments of PC systems under the PC-1 contract could have an adverse effect on overall PC system net sales.

     The Company continues to evaluate its PC product and manufacturing strategies, including (i) the coordination of Micron and ZEOS brand marketing strategies, (ii) the coordination and potential integration of Micron and ZEOS product lines, and (iii) the possible integration of manufacturing operations. Integration of the Micron and ZEOS brand product lines or integration of manufacturing operations could result in a number of adverse consequences, including, but not limited to, a decrease in overall PC unit sales and the recognition of associated expenses, which could have a material adverse effect on the Company's results of operations.

Contract Manufacturing
----------------------

     Contract manufacturing sales were significantly higher in the first quarter of 1996 compared to the first quarter of 1995 primarily due to increased manufacturing capacity obtained through the addition of three surface mount technology ("SMT") production lines and the upgrade of existing production lines. This brings the Company's total number of SMT lines to eight. The production line expansion and upgrades were made in response to an increase in demand for the Company's contract manufacturing services from OEM customers and an increase in demand for memory module products manufactured for Micron Technology, Inc. ("MTI"), the Company's parent corporation. Production from the Company's North Carolina facility accounted for approximately 13% of the Company's contract manufacturing sales for the first quarter of 1996.

      In the first quarter of 1996, the five largest contract manufacturing customers, including MTI, accounted for 75% of the Company's contract manufacturing sales, compared to 62% for the five largest customers in the first quarter of 1995. Modules manufactured for MTI represented 12% of contract manufacturing sales in the first quarter of 1996 compared to 13%
in the comparable quarter of 1995.   MTI is establishing a SMT operation
for a significant amount of its expected module requirements.     In the
event that MTI adds SMT manufacturing lines at a rate which exceeds its overall demand for module production, demand for those services from the Company may decline. The loss of all or a significant portion of this business could have an adverse effect on the Company's results of operations.

Component Recovery
------------------

     Component recovery sales were approximately 7% lower in the first quarter of 1996 compared to the same period in 1995, but were 49% lower compared to the fourth quarter of 1995. The decrease in component recovery sales resulted primarily from a transition in nonstandard random access memory ("RAM") product mix received from the Company's primary supplier, MTI, and from a decrease in unit sales of products sold in module form. Changes in nonstandard RAM product mix resulted in increased testing times and reduced output. The decrease in unit sales of products sold in module form resulted from the integration of the module operation into the component recovery operation in September 1995 and a change in focus of the Company's module production and engineering resources to the capacity expansion and product development of component recovery products.

     In general, the Company's component recovery product sales benefited from continued strong industry-wide demand for semiconductor memory products. However, in recent weeks, the industry has experienced downward pressure on pricing for RAM products. Competition in the area of component recovery is developing both from semiconductor memory manufacturers which conduct such operations in-house and from independent component recovery operations. Increased competition could result in both price reductions and a decline in the supply of nonstandard RAM components. The Company believes that pricing for memory products in the first calendar quarter of 1996 is likely to be modestly lower than in the first fiscal quarter of 1996.

     Historically, a substantial portion of the nonstandard RAM components
used in the Company's component recovery   operations has been obtained
from MTI. Unless the Company is able to obtain significant quantities of nonstandard RAM components from alternative sources, the Company's component recovery operations will be limited by the volume of nonstandard RAM components supplied by MTI. MTI's operating results are favorably affected by improvements in device yields throughout its semiconductor manufacturing processes and, accordingly, MTI seeks continuous improvements of such yields. Any reduction in the availability or functionality of nonstandard RAM components from MTI could have a material adverse effect on the Company's operating results.

Gross Margin

                                              Quarter Ended
                              ---------------------------------------------
                              November 30, 1995  % Change  December 1, 1994
                              -----------------  --------  ----------------

Cost of goods sold                     $379,866    126.0%          $168,101
Gross margin percentage                   13.4%                       18.4%

     Gross margin for the quarter ended November 30, 1995 was $58.7 million and pro forma gross margin for the quarter ended December 1, 1994 was $37.8 million. The Company's overall gross margin percentage was lower in the first quarter of 1996 than in the first quarter of 1995, primarily due to significant increases in PC system sales and contract manufacturing sales as a percentage of total net sales. The gross margin percentage experienced by the Company's PC system sales and contract manufacturing sales are generally lower than those experienced by the Company's component recovery operations.

     Gross margin realized from the Company's component recovery operation in the first quarter of 1996 was relatively constant compared to the first quarter of 1995, but was significantly lower than in the quarter ended August 31, 1995. The decline in gross margin compared to the quarter ended August 31, 1995, resulted from a significant decline in net sales.

     Although gross margin percentages for the Company's PC systems declined slightly in the first quarter of 1996 compared to the first quarter of 1995, gross margin percentages for PC systems remained relatively stable for the first quarter of 1996, as compared to the quarter ended August 31, 1995. The Company continues to experience significant pressure on its gross margin percentage as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices. Many of the Company's competitors have substantial resources and purchasing power relative to the Company. Although the Company has begun to realize some cost reductions for raw materials following the merger, the Company's PC systems gross margin percentage continues to be lower than those of its primary competitors.

Selling, General and Administrative Expenses

                                              Quarter Ended
                              ---------------------------------------------
                              November 30, 1995  % Change  December 1, 1994
                              -----------------  --------  ----------------

Selling, general and
  administrative expenses,             $ 31,387     58.0%          $ 19,868
Percent of net sales                       7.2%                        9.6%

     Selling, general and administrative expenses increased in absolute dollars, but decreased as a percentage of net sales as compared to the first quarter of 1995. The increase in absolute dollars during the first quarter of 1996 was primarily due to higher levels of personnel costs associated with expanded PC system operations and credit card processing
fees associated with the increase in PC system net sales.   Although
selling, general and administrative expenses for the Company's PC system operations as a percentage of PC system net sales is higher than the same percentages experienced by the Company's other operations, this PC system percentage is generally in line with, or lower than, those experienced by the Company's primary PC competitors.

Income Taxes

                                              Quarter Ended
                              ---------------------------------------------
                              November 30, 1995  % Change  December 1, 1994
                              -----------------  --------  ----------------

Income tax provision                   $ 11,077     56.0%          $  7,101

     The Company's effective tax rate of approximately 40% for all periods presented reflects primarily the federal statutory income tax rate and the net effect of state taxes.

Liquidity and Capital Resources

     As of  November 30, 1995, the Company had cash and equivalents of
$69.5 million, compared to $69.4 million as of   August 31, 1995.  The
slight increase resulted primarily from cash flows from operations, offset by property, plant and equipment purchases of $8.1 million related to expansions of the Company's manufacturing and administrative facilities and the purchase of related equipment. The significant increase in receivables, inventories and accounts payable and accrued expenses in the first fiscal quarter of 1996 was primarily a result of increased sales.

     As of November 30, 1995, the Company had $6.4 million in indebtedness remaining under a ten-year loan from MTI and had no outstanding bank borrowings. The Company established a revolving credit facility with MTI in the first quarter of 1996 providing for borrowings of up to $40 million increasing to $80 million, based on the Company's tangible net worth. The loan agreement is collateralized by the Company's receivables, inventories and equipment. The Company is also required to maintain a minimum level of collateral relative to the borrowings made under the agreement. There were no borrowings pursuant to this agreement as of November 30, 1995. The Company's principal sources of liquidity at November 30, 1995 consisted of cash, supplier credit lines and the credit facility.

     At November 30, 1995, the Company had commitments of approximately $14.9 million for capital expenditures for expansion and upgrade of existing
facilities and equipment.   The Company anticipates additional expenditures
in excess of $70 million for capital additions in fiscal 1996. A substantial portion of these expenditures is anticipated to be for procurement of additional component recovery test and burn-in equipment. The Company expects to fund such expenditures primarily through equipment financing.

     The Company is required to make guaranteed minimum royalty payments under certain agreements and periodically enters into minimum purchase commitments with certain suppliers.

     The Company expects that its working capital requirements will continue to increase throughout 1996 and beyond. The Company believes that currently available cash and equivalents, funds generated from operations, its credit facility with MTI, equipment financing and further expansion of terms with trade creditors will be sufficient to fund its operations through the end of fiscal 1996. However, maintaining an adequate level of working capital through the end of 1996 and thereafter will depend in part on the success of the Company's products in the marketplace, the relative profitability of those products, continued availability of materials at favorable pricing and the Company's ability to control operating expenses. The Company may seek or require additional financing for growth opportunities, including any expansion that the Company may undertake internally, through strategic acquisitions or partnerships or through expansion to additional sites. There can be no assurance that any such financing will be available on terms acceptable to the Company, if at all.

Certain Factors

     A substantial majority of the Company's nonstandard RAM components is obtained from MTI. These components are acquired from MTI pursuant to the Revenue Sharing Agreement which expires in September 1997. Under this agreement, MTI is required to deliver to the Company all of the nonstandard RAM components produced at MTI's operations. There can be no assurance that MTI will continue to produce adequate nonstandard RAM components to maintain the Company's component recovery operation at its existing or historic levels. The Revenue Sharing Agreement may be amended or modified by written consent of the Company and MTI. By virtue of MTI's control position, MTI may be able to dictate future modifications to the terms of the agreement. Termination or renegotiation of the key terms of the Revenue Sharing Agreement could have a material adverse effect on the Company's operating results.

     Fluctuations in the Company's net sales from quarter to quarter can be expected and may be attributable to a number of factors, including without limitation the timing of new product introductions, seasonal cycles commonly seen in the computer industry, seasonal government purchasing cycles, the impact of product reviews and industry awards, changes in product mix, product pricing in the computer and memory market, further developments in company structure and alignments, the timing of orders from and shipments to OEM customers, fluctuating component costs, critical component availability and industry competition. As a result, the operating results for any particular period are not necessarily indicative of the results of any future period.

     High volumes of quality components are required for the manufacture of PC systems. Any industry shortage or other supply constraint of any key component could affect the Company's ability to ship products on schedule or at expected gross margins. The Company is unable to purchase certain components at costs comparable to those of certain PC manufacturers. From time to time, the Company may also experience obsolescence of components in inventory. Inventory obsolescence results from, among other things, the fast pace of technological developments in components used in PC systems as well as the short product life cycles of PC system products. There can be no assurance that the Company will be able to effectively manage inventory levels so as to avoid the adverse effects of inventory obsolescence.

     Competition in the PC industry is based primarily upon performance, price, quality, service and support. The PC industry is highly competitive and has been characterized by intense pricing pressure, rapid technological advances in hardware and software, frequent introduction of new products, low gross margin percentages and declining product prices. The Company must therefore introduce many new products each quarter and continue to price its products competitively. Failure by the Company to make specific product transitions or to accurately forecast its market demand for product mix may adversely affect the Company's results of operations.

     The Company's contract manufacturing customers generally require short delivery cycles and quick turnaround for contract manufacturing services. As the Company's OEM customers react to variations in demand for their product and adjust their purchase orders to the Company, the Company is exposed to the risk of being subject to noncancelable purchase orders with its suppliers and to inventory risk for raw materials, work in process and finished goods. OEM order fluctuations and deferrals have had an adverse effect on the Company's contract manufacturing operations in the past and there can be no assurance that the Company will not experience such adverse effects in the future. The Company's contract manufacturing operations rely on sales to a relatively limited number of customers. The Company has no long term agreements with any of its contract manufacturing customers, including MTI, which require such customers to purchase contract manufacturing services from the Company. Should any of the Company's key contract manufacturing customers reduce in any material respect their purchases of the Company's contract manufacturing services, there can be no assurance that the Company could obtain alternative business on a timely basis, which could have a material adverse effect on the Company's operating results.

     It is common in the PC industry for certain companies to assert patent and copyright infringement claims, as well as other intellectual property rights claims, against other companies, including component suppliers and PC manufacturers. Periodically, MEI is made aware that the technology used by the Company may infringe on product or process technology rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of these asserted claims for alleged infringement and other unasserted claims arising prior to the balance sheet date. The Company would be placed at a disadvantage if its competitors were to obtain licenses with lower royalty fee payments or other terms more favorable than those received by the Company. The Company has entered into several patent and software license agreements with third parties, some of which expire within the next quarter and all of which require one-time or periodic royalty payments. The Company is unable to predict whether these license agreements can be obtained or renewed on terms acceptable to the Company. If the Company or its suppliers were unable to obtain licenses necessary to use the protected technology in their products, the Company may be forced to market products without certain technological features. The Company could also incur substantial costs to defend legal actions taken against it relating to patent or copyright protected technology. The inability to obtain licenses necessary to use certain technology or its inability to obtain such licenses on competitive terms, or a finding of infringement against the Company, could have a material adverse effect on the Company.

     Several states have enacted legislation which would require out-of-state direct marketers to collect and remit sales and use taxes based on certain limited contacts with the state. Taxation authorities in certain states have solicited information from time to time from the Company to determine whether the Company has sufficient contacts with such states as would require payment of sales and use taxes in those states. In the event that the Company is required to pay or collect and remit sales and use taxes in states where the Company is not currently paying or collecting and remitting such taxes, the future operating results and financial condition of the Company could be materially and adversely affected.

     The Company purchases a substantial portion of the full specification RAM components used in its operations from MTI on a purchase order basis with market terms and conditions. It is anticipated that the Company will continue to purchase full specification RAM components from MTI. A number of factors could affect MTI's ability or willingness to make full specification RAM components available to the Company, including a disruption of MTI's wafer processing, significant yield losses and strategic and general business considerations. There can be no assurance that MTI will provide the Company with a sufficient volume of full specification RAM components to meet customer demand for PC systems, contract assembly services or other products to be added to the Company's product offering. In the event that MTI does not provide the Company with an adequate supply of full specification RAM components in the future, and the Company is unable to obtain an adequate supply from other sources, the Company's business and operating results could be materially and adversely affected.

     The success of the Company will depend to a large extent on its continuing relationship with MTI, including the continuation of various favorable business arrangements between MTI and the Company. MTI owns approximately 80% of the outstanding common stock of the Company. In addition, four of the eight directors of the Company are directors of MTI, including Steven R. Appleton, Chairman and Chief Executive Officer of MTI. MTI has the power to control the outcome of substantially all matters requiring shareholder approval, including the election of directors and has the ability to control the management and affairs of the Company. MTI's equity ownership has the effect of making certain corporate actions impossible without its support. Because of MTI's significant share ownership, only a limited percentage of the Company's outstanding common stock can be traded in the public market unless MTI sells shares into the public market or otherwise exchanges or transfers a portion of its ownership. As a result of the relatively limited number of shares that are publicly traded, sales of substantial amounts of the Company's common stock in the public market could adversely affect prevailing market prices. In addition, in the event that MTI is unwilling to allow the reduction of its percentage of ownership, the Company may be unable to complete an equity financing and could be forced to forego certain other corporate opportunities.

                        Part II.  Other Information

Item 1.  Legal Proceedings

     The Company is party to various legal actions, none of which is expected to have a material effect on the Company's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its 1995 Annual Meeting of Shareholders on November 20, 1995. The following summarizes the proposals presented to shareholders and the voting results:

1. To elect directors to serve for the ensuing year and until their successors are elected.

                                 For                   Withhold Authority
                                 ---                   ------------------
     Steven R. Appleton       85,859,055                    22,445
     Joseph M. Daltoso        85,857,712                    23,788
     Jerry M. Hess            85,856,746                    24,754
     Robert A. Lothrop        85,823,159                    58,341
     T. Erik Oaas             85,858,512                    22,988
     John R. Simplot          85,820,883                    60,617
     Gregory D. Stevenson     85,859,235                    22,265
     Robert F. Subia          85,824,791                    56,709

2. To ratify the appointment of Coopers & Lybrand L.L.P. as independent accountants of the Company for fiscal year 1996.

                                                            BROKER
     FOR  85,590,518   AGAINST  239,705   ABSTAIN  51,277  NON-VOTE    0
          ----------            -------            ------           ----

Item 6.  Exhibits and Reports on Form 8-K

     (a)   The following are filed as a part of this report:

           Exhibit
           Number    Description of Exhibit

           10.40 Revolving Credit Facility between MTI and the Company

           11 Computation of per share earnings for the quarters ended November 30, 1995 and December 1, 1994

     (b)   Reports on Form 8-K:

            On September 15, 1995, the Company filed a Report on Form 8-K which announced the resignation of Chase S. Mart as a director and as Executive Vice President, Business Development.

            On October 16, 1995, the Company filed a Report on Form 8-K which announced the appointment of Robert F. Subia as a director.

                                SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Micron Electronics, Inc.
                              --------------------------------------------
                              (Registrant)




Dated: December 22, 1995      /s/ T. Erik Oaas
                              --------------------------------------------
                              T. Erik Oaas, Vice President, Finance, and
                              Chief Financial Officer (Principal Financial
                              and Accounting Officer)