Form 10-Q
period 1996-02-29
MICRON ELECTRONICS INC
filed 1996-03-27
CIK 854460

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

     For the quarterly period ended  February 29, 1996
                                   --------------------------------------------
                                        OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

     For the transition period from                    to
                                   --------------------   ---------------------

     Commission file number          0-17932
                           ----------------------------------------------------




                             Micron Electronics, Inc.
               ------------------------------------------------------
               (Exact name of the registrant as specified in charter)





                 Minnesota                                      41-1404301
       -------------------------------                     --------------------
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                      Identification No.)




     900 E. Karcher Road, Nampa, Idaho                                    83687
     --------------------------------------------------------------------------
     (Address of principal executive offices)                          Zip Code


     Registrant's telephone number, including area code          (208) 893-3434
                                                       ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to the filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
      -----         -----

     The number of outstanding shares of the registrant's Common Stock as of March 18, 1996 was 91,601,410.

                      Part I.  Financial Information

Item 1.  Financial Statements

Micron Electronics, Inc.
Balance Sheets
(Dollars in thousands, except par value amount)

As of                                       February 29, 1996    August 31, 1995
--------------------------------------------------------------------------------
                                           (unaudited)

Assets

Cash and equivalents                                 $ 63,957           $ 69,406
Receivables                                           142,929            128,744
Inventories                                            93,674             92,709
Deferred income taxes                                  28,941             16,086
Other current assets                                    1,607              1,810
                                                     --------             ------
      Total current assets                            331,108            308,755

Property, plant and equipment, net                     76,291             58,254
Goodwill, net                                               -             12,612
Other assets                                            1,211              3,095

      Total assets                                   $408,610           $382,716
                                                     ========           ========

Liabilities and shareholders' equity

Accounts payable and accrued expenses                $176,007           $177,437
Accrued licenses and royalties                         34,525             23,844
Current debt                                           15,016              1,022
                                                     --------           --------
      Total current liabilities                       225,548            202,303

Long-term debt                                             19              5,801
Other liabilities                                       1,204                949
                                                     --------           --------
      Total liabilities                               226,771            209,053

Commitments and contingencies

Common stock, $0.01 par value, authorized,
  150.0 million shares, issued and
  outstanding, 91.6 and 91.4 million shares,
  respectively                                            916                914
Additional capital                                     63,234             58,613
Retained earnings                                     117,689            114,136
                                                     --------           --------
      Total shareholders' equity                      181,839            173,663
                                                     --------           --------
      Total liabilities and shareholders' equity     $408,610           $382,716
                                                     ========           ========

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

                          For the quarter ended       For the six months ended
                        February 29,      March 2,  February 29,        March 2,
                                1996          1995          1996            1995
--------------------------------------------------------------------------------
Net sales                   $456,619      $190,225      $895,197        $324,554
Cost of goods sold           407,609       149,732       787,475         255,037
                            --------      --------      --------        --------
Gross margin                  49,010        40,493       107,722          69,517
Selling, general and          32,637        12,993        64,024          23,243
   administrative
Research and development         934           320         1,595             505
Restructuring charge          29,500             -        29,500               -
                            --------      --------      --------        --------

Operating income (loss)      (14,061)       27,180        12,603          45,769
Interest income, net             645           362         1,673             579
                            --------      --------      --------        --------
Income (loss) before taxes   (13,416)       27,542        14,276          46,348
Income tax provision            (860)       10,624        10,217          17,824
   (benefit)                --------      --------      --------        --------

Net income (loss)           $(12,556)     $ 16,918      $  4,059        $ 28,524
                            ========      ========      ========        ========

Earnings (loss) per share   $  (0.14)     $   0.20      $   0.04        $   0.34

Number of shares used in
   per share calculation      91,507        83,963        92,371          83,948

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

For the six months ended                      February 29, 1996    March 2,1995
-------------------------------------------------------------------------------

Cash flows from operating activities
Net income                                             $  4,059        $ 28,524
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                          8,989           3,891
    Amortization                                          1,424               7
    Restructuring charge                                 29,500               -
  Change in assets and liabilities, net of effect
    of restructuring charge:
      Increase in receivables                           (14,502)         (3,242)
      Increase in inventories                           (15,467)        (21,231)
      Increase (decrease) in accounts
        payable and accrued expenses                     (9,363)          1,766
      Increase in accrued licenses and royalties         10,680           1,844
      Increase in net deferred income tax assets        (10,778)           (810)
      Other                                               3,818          (1,479)
                                                       --------        --------

Net cash provided by operating activities                 8,360           9,270
                                                       --------        --------
Cash flows from investing activities
Property, plant and equipment expenditures              (23,287)        (15,437)
Proceeds from sale of equipment                             614              60
Purchase of held-to-maturity investments                      -          (3,165)
Proceeds from maturity of investments                         -           3,200
Other                                                       (41)            (17)
                                                       --------        --------
Net cash used for investing activities                  (22,714)        (15,359)
                                                       --------        --------

Cash flows from financing activities
Amounts drawn on credit facility                         15,000               -
Repayments of debt                                       (6,685)           (512)
Proceeds from issuance of common stock                    1,216              68
Purchase and retirement of stock                           (626)            (33)
                                                       --------        --------
Net cash provided by (used for) financing activities      8,905            (477)
                                                       --------        --------

Net decrease in cash and equivalents                     (5,449)         (6,566)
Cash and equivalents at beginning of period              69,406          35,048
                                                       --------        --------
Cash and equivalents at end of period                  $ 63,957        $ 28,482
                                                       ========        ========

Supplemental disclosures
  Noncash investing and financing activities:
    Issuance of restricted stock granted pursuant
      to the 1991 Stock Incentive Plan                 $  1,299               -


The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Notes to Financial Statements
(Tabular dollar amounts in thousands, except per share amounts)


1.  Unaudited Interim Financial Statements

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Micron Electronics, Inc. and its subsidiaries ("MEI" or the "Company") and their results of operations and cash flows.

This report on Form 10-Q for the second fiscal quarter ended February 29, 1996, should be read in conjunction with the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended August 31, 1995.

2.  The Merger

On April 7, 1995, Micron Computer, Inc. ("MCI") and Micron Custom Manufacturing Services, Inc. ("MCMS"), subsidiaries of Micron Technology, Inc. ("MTI"), merged with and into ZEOS International, Ltd. ("ZEOS"). Pursuant to the terms of the merger, ZEOS issued approximately 82.5 million shares of its common stock in exchange for all of the outstanding shares of MCI and MCMS and the name of the surviving corporation was changed to Micron Electronics, Inc. The merger resulted in a change of control of approximately 89% of ZEOS wherein, assuming exercise of all options outstanding at the time of the merger, (a) MTI owned an approximate 79% interest in ZEOS and (b) the other shareholders of MCI and MCMS owned an approximate 10% interest in ZEOS. The merger has been accounted for as a purchase of ZEOS by MCI and MCMS. A new basis of accounting was established for the assets and liabilities of ZEOS to the extent of the change of control. The new basis reflects the allocation of the approximate $39.1 million increased basis to the ZEOS assets and liabilities on the basis of their fair values. Goodwill of approximately $14.6 million was recorded to the extent the purchase price exceeded the fair value of the identifiable net assets for which a change of control occurred. Goodwill was being amortized on a straight line basis over three years. In the second quarter of 1996, all remaining goodwill was written off in connection with a restructuring charge of $29.5 million recorded by the Company (see note 3).

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

3.  Restructuring Charge

On February 26, 1996, the Company adopted a plan to restructure its PC manufacturing operations, by discontinuing sales of its ZEOS brand PC systems and closing the related manufacturing operations in Minneapolis, Minnesota, resulting in a restructuring charge of $29.5 million ($22.6 million or $0.25 per share, net of taxes) in the second fiscal quarter of 1996. The restructuring charge includes (a) $27.6 million of non-cash charges, including approximately $14.8 million related to the disposition of inventory of discontinued product lines, the write-off of $11.4 million of goodwill which resulted from the merger with ZEOS, and other asset write-downs of approximately $1.4 million, (b) $1.1 million for personnel related costs for approximately 250 employees in manufacturing, purchasing, customer service, finance and administrative functions and (c) $0.8 million of other exit costs. Substantially all cash expenditures related to the restructure are expected to occur during the third and fourth quarters of fiscal 1996.
                                  4

4. Receivables
                                      February 29, 1996        August 31, 1995
------------------------------------------------------------------------------

Trade receivables                              $136,282               $126,040
Receivable from affiliates, net                  12,840                  8,379
Other                                             2,245                  1,070
Allowance for doubtful accounts                  (6,543)                (5,458)
Allowance for returns and discounts              (1,895)                (1,287)
                                               --------               --------
                                               $142,929               $128,744
                                               ========               ========

5.  Inventories
                                      February 29, 1996        August 31, 1995
------------------------------------------------------------------------------
Raw materials and supplies                     $ 72,922               $ 75,045
Work in progress                                 22,538                 19,407
Finished goods                                   15,820                  8,843
Allowance                                       (17,606)               (10,586)
                                               --------               --------
                                               $ 93,674               $ 92,709
                                               ========               ========

6.  Property, Plant and Equipment
                                      February 29, 1996        August 31, 1995
------------------------------------------------------------------------------

Land                                           $  1,391               $    987
Buildings                                        24,929                 15,643
Equipment                                        90,455                 71,502
Construction in progress                          6,213                  7,259
                                               --------               --------
                                                122,988                 95.391
Less accumulated depreciation
  and amortization                              (46,697)               (37,137)
                                               --------               --------
                                               $ 76,291               $ 58,254
                                               ========               ========

7.  Accounts Payable and Accrued Expenses

                                      February 29, 1996        August 31, 1995
------------------------------------------------------------------------------

Trade accounts payable                         $109,801               $ 99,065
Payable to affiliates                            37,415                 53,750
Salaries, wages and benefits                      9,719                 11,086
Income taxes payable to parent corporation            -                  4,686
Other                                            19,072                  8,850
                                               --------               --------
                                               $176,007               $177,437

8.  Debt
                                      February 29, 1996        August 31, 1995
------------------------------------------------------------------------------

Revolving credit facility with parent
  corporation, variable interest rate of
    6.38%                                      $ 15,000               $      -
Notes payable to parent corporation                   -                  6,672
Other                                                35                    151
                                               --------               --------
                                                 15,035                  6,823
Less current portion                            (15,016)                (1,022)
                                               --------               --------
                                               $     19               $  5,801
                                               ========               ========

9.  Income Taxes

The effective income tax rate for the six months ended February 29, 1996 was 71.6%, primarily as a result of the effect of the write-off during the second quarter of $11.4 million of nondeductible goodwill (see note 3) and the net effect of state taxes. The effective tax rate for the third and fourth quarters of fiscal 1996 is expected to be 38.0%, principally reflecting the federal statutory corporate income tax rate and the net effect of state taxes. The effective income tax rate for 1995 principally reflects the federal statutory income tax rate and the net effect of state taxes.

10.  Earnings Per Share

Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect. All historical per share amounts have been restated to reflect the effect of the merger transaction (see note 2).

11.  Commitments

As of February 29, 1996, the Company had commitments of approximately $65.8 million for equipment purchases and $1.3 million for construction of buildings.

12.  Contingencies

Periodically, the Company is made aware that the technology used by the Company may infringe on product or process technology rights held by others. The Company MEI has accrued a liability and charged operations for the estimated costs of settlement or adjudication of these asserted claims for alleged infringement and other unasserted claims arising prior to the balance sheet date. The ultimate resolution of these claims is not expected to have a material effect on the results of operations or financial position of the Company.

The Company is currently a party to various legal actions arising out of the normal course of business, none of which is expected to have a material effect on the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and

Results of Operations

     Micron Electronics, Inc. and its subsidiaries ("MEI" or the "Company") manufacture electronic products for a wide range of computing and digital applications. The Company develops, markets, manufactures, sells and supports PC systems for consumer and business use, provides contract manufacturing services to original equipment manufacturers and maintains a component recovery operation.

     The Company completed its second fiscal quarter of 1996 on February 29, 1996. The Company's fiscal year is a 52 or 53 week period ending on the Thursday closest to August 31. All period references are to the Company's fiscal periods ended February 29, 1996, November 30, 1995 and March 2, 1995, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

     The following discussion contains trend information and other forward looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below under "Results of Operations," "Liquidity and Capital Resources" and "Certain Factors."

Results of Operations

     On April 7, 1995, Micron Computer, Inc. ("MCI") and Micron Custom Manufacturing Services, Inc. ("MCMS") merged with and into ZEOS International, Ltd. ("ZEOS"), and the surviving company's name was changed to Micron Electronics, Inc. (the "Merger"). The Company's statements of actual operations set forth on page 2 reflect the merged operations of the Company subsequent to April 7, 1995 and the combined
results of operations of only MCI and MCMS prior thereto.   Due to the
significance of the Merger, the Company believes that discussion and analysis of results of operations on a pro forma basis, which includes
ZEOS' results of operations prior to the Merger, provide a more meaningful comparison than discussion and analysis of actual results of operations which include only the combined operations of MCI and MCMS prior to the Merger. The following discussion and analysis present the Company's results of operations for the second quarter and six months ended February 29, 1996, as compared to the Company's pro forma results of operations for the second quarter and six months ended March 2, 1995, as if the Merger had occurred at the beginning of fiscal 1995,such period, after giving effect to pro forma adjustments, including amortization of goodwill, certain product and process technology costs and related income tax effects.

     The pro forma information is provided for illustrative purposes and is not necessarily indicative of the results of operations that would have occurred if ZEOS, MCI, and MCMS had been combined at the beginning of fiscal 1995, nor does it represent a forecast of results of operations for any future periods.

     The following summarizes the Company's results of operations for the second quarter and six months ended February 29, 1996 and pro forma results of operations for the same periods in 1995:

                                          Second Quarter                                            Six Months
                        --------------------------------------------------      ---------------------------------------------------
                                1996                        1995                       1996                      1995
                        --------------------------------------------------      ---------------------------------------------------
                          Amount    % of sales        Amount    % of sales        Amount    % of sales        Amount     % of sales
                        --------------------------------------------------      ---------------------------------------------------
Net sales               $456,619        100.0%      $271,219        100.0%      $895,197       100.0%       $477,141         100.0%
Cost of goods sold       407,609         89.3%       219,019         80.8%       787,475        88.0%        387,119          81.1%
Gross margin              49,010         10.7%        52,200         19.2%       107,722        12.0%         90,022          18.9%
Selling, general and
  administrative          32,637          7.1%        23,434          8.6%        64,024         7.2%         43,302           9.1%
Net income (loss)        (12,556)        (2.7%)       17,434          6.4%         4,059         0.5%         28,311           5.9%

                                      7
Net Sales

     The following summarizes the Company's net sales by product line:

                                          Second Quarter                                            Six Months
                        --------------------------------------------------      ---------------------------------------------------
                                1996                        1995                       1996                      1995
                        --------------------------------------------------      ---------------------------------------------------
                          Amount    % of sales        Amount    % of sales        Amount    % of sales        Amount     % of sales
                        --------------------------------------------------      ---------------------------------------------------
PC systems              $298,215         65.3%      $175,821         64.8%      $598,012        66.8%       $312,684          65.5%
Contract manufacturing   108,538         23.8%        36,598         13.5%       209,090        23.4%         64,418          13.5%
Component Recovery        49,866         10.9%        58,800         21.7%        88,095         9.8%        100,039          21.0%
                        --------        ------      --------        ------      --------       ------       --------         ------
Total net sales         $456,619        100.0%      $217,219        100.0%      $895,197       100.0%       $477,141         100.0%
                        ========        ======      ========        ======      ========       ======       ========         ======

     Beginning in fiscal 1996, the Company combined its component recovery and peripheral add-on memory module operations. To conform to the 1996 presentation, peripheral add-on memory module sales for 1995 have been reclassified to component recovery sales.

      Net sales for the second quarter and six months ended February
29, 1996 were 68.4% and 87.6% higher, respectively, than net sales for the corresponding periods in 1995, primarily as a result of a significant increase in unit sales of desktop PC systems and significantly higher revenues from the Company's contract manufacturing operations, partially offset by lower component recovery sales.

PC Systems

     Net sales of PC systems were significantly higher in the second quarter and six months ended February 29, 1996, compared to the corresponding periods in 1995, primarily as a result of significantly higher unit sales of PC systems and, to a lesser extent, higher average selling prices primarily resulting from higher unit sales of relatively higher priced Pentium microprocessor based systems as a percentage of total unit sales. Unit sales of PC systems in the second quarter and six months ended February 29, 1996 increased approximately 58% and 81%, respectively, compared to unit sales in the corresponding periods of 1995, resulting primarily from significantly higher unit sales of Micron brand PC systems. Direct unit sales of Micron brand PC systems in the second quarter of 1996 increased approximately 27% compared to the first quarter of 1996. However, overall unit sales of PC systems declined approximately
5% in the second quarter of 1996 as compared to the first quarter of 1996, due primarily to a significant decline in government sales and a decline in sales of ZEOS brand PC systems. The Company believes that direct unit sales of Micron brand PC systems increased primarily as a result of an increase in name recognition and market acceptance. Increased name recognition and market acceptance resulted primarily from the receipt of a number of industry and computer trade magazine awards relating to the price and performance characteristics of Micron brand PC systems and to the Company's service and support functions. In the event that the Company is not successful in winning such awards in the future, consumer interest in its PC systems could decline materially. In general, sales of PC systems benefited from continued strong demand in the market for personal computers during the first six months of fiscal 1996.

     In the second quarter of 1996, the Company decided to discontinue the manufacture and sale of its ZEOS brand PC systems and to discontinue its related manufacturing operations in Minneapolis, Minnesota. Unit sales of ZEOS brand PC systems manufactured in Minneapolis, Minnesota represented 6% and 11% of total unit sales for the quarter and six months ended February 29, 1996, respectively.

     Government sales of the Company's PC products in the second quarter of 1996 were approximately 6% of the Company's overall PC system net sales, compared to 20% in the first quarter of 1996. In the second quarter of 1996, sales under the Company's PC-1 government contract declined significantly. The Company anticipates that sales under the PC-1 contract will decline further during the third quarter of 1996.

Contract Manufacturing

     Revenues from the Company's contract manufacturing operations were 196% and 224% higher in the second quarter and six months ended February 29, 1996, respectively, compared to the corresponding periods of 1995, primarily due to increased manufacturing capacity obtained through the addition of three new surface mount technology ("SMT") production lines and the upgrade of existing manufacturing lines during the past 12 months. This brings the Company's total number of SMT lines to nine. The production line expansion and upgrades were completed in response to increased demand for the Company's contract manufacturing services from OEM customers, including Micron Technology, Inc. ("MTI"), the Company's parent corporation. Production from the Company's North Carolina facility began in April 1995 and accounted for approximately 10% of the Company's contract manufacturing sales for the second quarter of 1996. The Company intends to move its Boise, Idaho contract manufacturing operation to Nampa, Idaho during the first quarter of fiscal 1997. There can be no assurance that such move will not disrupt the Company's contract manufacturing operations. Any such disruption could have a material adverse effect on the Company's results of operations.

Component Recovery

     Component recovery sales were approximately 15% and 12% lower in the second quarter and six months ended February 29, 1996, respectively, compared to the corresponding periods of 1995, but were 30% higher compared to the first quarter of 1996. The decrease in component recovery sales compared to 1995 resulted primarily from a decrease in unit sales of peripheral add-on memory modules, changes in product mix of nonstandard random access memory ("RAM") received from the Company's primary supplier, MTI, and generally lower average selling prices. The decrease in unit sales of peripheral add-on memory modules resulted from the integration of the peripheral add-on memory module operation into the component recovery operation in September 1995 and a corresponding change in focus of the Company's module production and engineering resources to capacity expansion and product development of component recovery products. Changes in nonstandard RAM product mix resulted in increased testing times and reduced output. Increased sales in the second quarter of 1996 compared to the first quarter of 1996 were primarily a result of a significant increase in overall units of memory products shipped, partially offset by a general decline in the average selling prices for the Company's memory products.

     The Company's component recovery product average selling prices have been adversely affected by a substantial industry wide decline in pricing for semiconductor memory products which began in the second fiscal quarter of 1996. Competition for the Company's component recovery operation is developing both from semiconductor memory manufacturers which conduct in-house recovery operations and from independent component recovery operations. Increased competition could result in both further price reductions for nonstandard RAM products and a decline in the supply of nonstandard RAM components available to the Company.

     Historically, a substantial portion of the nonstandard RAM
components used in the Company's component recovery   operations has been
obtained from MTI. The Company obtained 36% of its nonstandard RAM components from alternative sources in the second quarter of 1996. Unless the Company is able to continue obtaining significant quantities of nonstandard RAM components from alternative sources, the Company's component recovery operations could be limited by the volume of nonstandard RAM components supplied by MTI. Suppliers of the Company's nonstandard RAM components continuously seek improvements in device yields in their semiconductor manufacturing processes. The improvement of such yields has caused changes in the Company's nonstandard RAM product mix resulting in increased testing times, reduced output, and lower average selling prices.
Any further reduction in the availability or functionality of nonstandard RAM components from MTI could have a material adverse effect on the Company's operating results.

Gross Margin

                                                 Second Quarter                  Six Months
                                             ------------------------------------------------------------
                                             1996      Change      1995          1996    Change      1995
                                             ------------------------------------------------------------
Gross margin                                 $49,010   (6.1%)     $52,200     $107,722   19.7%    $90,022
as a % of net sales                            10.7%                19.2%        12.0%              18.9%

     The Company's overall gross margin percentages declined in both periods of 1996 compared to 1995, primarily as a result of an increase, as a percentage of total net sales, of contract manufacturing sales, and a decrease, as a percentage of total net sales, of component recovery sales. Contract manufacturing sales have historically had a lower gross margin percentage than component recovery sales. Additionally, the Company experienced lower gross margin percentages on sales of its PC systems, its contract manufacturing products and its component recovery products in the second quarter and six months ended February 29, 1996 as compared to the corresponding periods in 1995.

     The gross margin percentage for sales of PC systems declined in the second quarter of 1996, compared to both the second quarter of 1995 and the first quarter of 1996, primarily as a result of premature price reductions offered for certain systems in anticipation of lower component costs and losses on the disposition of excess component inventory. To a lesser extent, the decline from the second quarter of 1995 was due to an increase in sales under the Company's PC-1 government contract as a percentage of PC systems sales. The Company continues to experience significant pressure on its gross margin percentage as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices. The Company's gross margin percentage for sales of the Company's PC systems continues to be lower than those of the Company's primary competitors.

     The gross margin percentage for the Company's contract manufacturing operations declined in the second quarter and six months ended February 29, 1996, as compared to the corresponding periods in 1995, primarily as a result of significant increases in sales of lower gross margin products combined with slightly lower sales of higher gross margin products.

     The component recovery gross margin percentage declined in the second quarter and first six months of 1996, as compared to the same periods in 1995, primarily as a result of generally lower average selling prices and changes in product mix. The gross margin percentage for the second quarter of 1996 declined compared to the first quarter of 1996 primarily as a result of lower average selling prices. Gross margin percentages for the Company's component recovery operations have generally been higher than those for the Company's other operations and a substantial portion of the Company's net income has historically been derived from the Company's component recovery operations. In the event that average selling prices for the Company's component recovery products continue to decline, the Company's component recovery gross margin percentage would decline and overall results of operations could be materially and adversely affected.

Selling, General and Administrative

                                                 Second Quarter                  Six Months
                                             ------------------------------------------------------------
                                             1996      Change      1995          1996    Change      1995
                                             ------------------------------------------------------------
Selling, general and administrative          $32,637   39.3%      $23,434     $64,024    47.9%    $43,302
as a % of net sales                             7.1%                 8.6%        7.2%                9.1%

     Selling, general and administrative ("SG&A") expenses decreased as a percentage of net sales for the second quarter and six months ended February 29, 1996, compared to the corresponding periods of 1995, but increased in absolute dollars, primarily due to higher levels of personnel costs associated with the expanded PC system operations as well as higher credit card processing fees associated with the increase in PC system net sales. Although SG&A expenses for the Company's PC system operations as a percentage of PC system net sales is higher than that experienced by the Company's other operations, the percentage is generally in line with those experienced by the Company's primary PC competitors.

Income Taxes

                                                 Second Quarter                  Six Months
                                             ------------------------------------------------------------
                                             1996      Change      1995          1996    Change      1995
                                             ------------------------------------------------------------
Income tax provision (benefit)               $(860)    (107.6%)   $11,382     $10,217    (44.7%)  $18,484

     The effective income tax rate for the six months ended February 29, 1996 was 71.6%, primarily as a result of the write-off during the second quarter of $11.4 million of nondeductible goodwill and the net effect of state taxes. The effective tax rate for the third and fourth quarters of fiscal 1996 is expected to be 38.0%, principally reflecting the federal statutory corporate income tax rate and the net effect of state taxes. The effective income tax rate for 1995 principally reflects the federal statutory income tax rate and the net effect of state taxes.

Liquidity and Capital Resources

     As of February 29, 1996, the Company had cash and equivalents of $64.0 million, compared to $69.4 million as of August 31, 1995. The decrease resulted primarily from property, plant and equipment expenditures of $23.3 million related to the expansion of the Company's manufacturing operations and PC system sales facilities, and to the purchase of related equipment, as well as $6.7 million expended to repay the Company's long-term loan from MTI, offset in part by cash flows from operations of $8.4 million and borrowings of $15.0 million under the Company's credit facility with MTI.

     The Company established a revolving credit facility with MTI in the first quarter of 1996 providing for borrowings of up to $80 million, based on the Company's tangible net worth. As of February 29, 1996, the Company was eligible to borrow approximately $40 million under the facility. The loan agreement is collateralized by the Company's receivables, inventories and equipment. The Company is also required to maintain a minimum level of collateral relative to the borrowings made under the agreement. There was approximately $15.0 million outstanding pursuant to this agreement as of February 29, 1996. The Company's principal sources of liquidity at February 29, 1996 consisted of cash, supplier credit lines and the credit facility. The Company is negotiating with external lenders in order to establish a supplemental credit facility of approximately $50 million.

     At February 29, 1996, the Company had commitments of approximately $67.1 million for capital expenditures for expansion and upgrade of existing facilities and equipment. The Company anticipates capital expenditures for the remainder of fiscal 1996 in excess of $90 million.  A substantial portion of these expenditures is anticipated to be for procuring additional component recovery test and burn-in equipment, and is expected to be funded primarily through equipment financing. The Company intends to spend approximately $17 million on the construction of a new 218,000 square foot facility for its contract manufacturing operations to be located on a 30 acre site in Nampa, Idaho. This new facility is expected to provide space for the transfer of the Company's existing contract manufacturing operation from Boise,
Idaho and potential additional future expansion.   While the Company intends to
finance these expenditures with existing sources of liquidity and cash flows from operations, the Company may seek additional financing from external sources.

     The Company expects that its working capital requirements will continue to increase throughout fiscal 1996 and beyond. The Company believes that currently available cash and equivalents, funds generated from operations, its credit facility with MTI, and equipment financing will be sufficient to fund its operations through the end of fiscal 1996. However, maintaining an adequate level of working capital through the end of fiscal 1996 and thereafter will depend in large part on the success of the Company's products in the marketplace, the profitability of those products and the Company's ability to control operating expenses. The Company may require additional financing for growth opportunities including any internal expansion that the Company may undertake, strategic acquisitions or partnerships, or expansion to additional sites. There can be no assurance that any such financing will be available on terms acceptable to the Company, if at all.

Certain Factors

     Fluctuations in the Company's net sales from quarter to quarter can be expected and may be attributable to a number of factors including, without limitation, the timing of new product introductions, seasonal cycles commonly seen in the computer industry, seasonal government purchasing cycles, the impact of product reviews and industry awards, changes in product mix, product pricing in the computer and memory market, further developments in company structure and alignments, the timing of orders from and shipments to OEM customers, fluctuating component costs, critical component availability and industry competition. As a result, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period.

     The Company's ability to compete successfully in the future will depend in large part on its ability to manage its inventories of PC components effectively. The Company's PC operations focus on the sale of PC systems that include the latest features available in the PC marketplace. The Company has experienced in the past, and could experience in the future, inventory obsolescence resulting from, among other things, the fast pace of technological developments in the PC industry and the short product life cycles of PC systems. In addition, because high volumes of quality components are required for the manufacture of the Company's PC systems, any industry shortage or other supply constraint of any key component could adversely affect the Company's ability to ship products on schedule or at expected gross margins. To be successful in the future, the Company must accurately anticipate demand for new products and obtain adequate supply of components to meet such demand and must successfully coordinate its inventory purchasing efforts with product pricing changes. Failure of the Company to manage its inventories effectively could result in increased levels of inventory obsolescence, an inability to compete successfully on the basis of price while remaining profitable, an inability to successfully introduce new products on a timely basis or to respond to changes in customer demand, and an inability to obtain adequate quantities of key components, any of which could have a material adverse effect on the Company's results of operations and financial condition.

     Competition in the PC industry is based primarily upon performance, price, reliability, service and support. The PC industry is highly competitive and has been characterized by intense pricing pressure, rapid technological advances in hardware and software, frequent introduction of new products, low gross margin percentages and declining product prices. The Company must therefore introduce many new products each quarter and continue to price its products competitively. Failure by the Company to transition to new products effectively, to accurately forecast demand for its products or to make timely pricing decisions may adversely affect the Company's results of operations. The Company's ability to continue to produce competitively priced products and to maintain existing gross margin percentages will depend, in large part, on the Company's ability to sustain high levels of sales growth. The

Company's PC operations have benefited in recent periods from strong, industry-wide demand for personal computers. There can be no assurance that such demand will continue, and any general decline in demand for personal computers could have a material adverse effect on the Company's business and operating results.

     The Company's contract manufacturing customers generally require short delivery cycles and quick turnaround for contract manufacturing services. As the Company's OEM customers react to variations in demand for their products and adjust their purchase orders to the Company, the Company is exposed to the risk of being subject to noncancelable purchase orders with its suppliers and to inventory risk for raw materials, work in process and finished goods. OEM order fluctuations and deferrals have had an adverse effect on the Company's contract manufacturing operations in the past and there can be no assurance that the Company will not experience such adverse effects in the future.

     In the second quarter of 1996, the Company's five largest contract manufacturing customers, including MTI, accounted for 74% of the revenues from the Company's contract manufacturing operations, compared to 67% for the five largest customers in the second quarter of 1995 and 75% for the first quarter of 1996. The Company has no long term agreements with any of its contract manufacturing customers, including MTI, which require such customers to purchase contract manufacturing services from the Company. From time to time, the Company's key contract manufacturing customers have materially reduced their purchases of the Company's contract manufacturing services, and the Company believes that this will continue in the future. Although the Company has in the past been able to replace such business with increased business from new or existing customers, there can be no assurance that the Company will obtain sufficient alternative business on a timely basis, and the failure to obtain such business could have a material adverse effect on the Company's operating results.

     The contract manufacturing industry is highly competitive, and has been characterized in recent periods by consolidation among contract manufacturers. Many of the Company's contract manufacturing competitors have substantial financial, technical, personnel and other resources and maintain substantial international operations. In order to remain competitive, the Company will be required to expand its contract manufacturing capacity and may be required to establish international operations. There can be no assurance that the Company will be successful in expanding its contract manufacturing operations on a timely and efficient basis. The failure to do so could have a material adverse effect on the Company's results of operations.

     In recent periods, the Company has experienced rapid revenue growth and an expansion in the number of its employees, in the scope and complexity of its operating and financial systems, and in its geographic scope of operations. This growth has resulted in new and increased responsibilities for the Company's management and has placed, and continues to place, significant demands upon the Company's management, operating and financial systems, and other resources. There can be no assurance that the Company's management resources, operating and financial systems, and other resources will be adequate to support the Company's existing or future operations. In this regard, in order to accommodate potential future growth in its PC manufacturing operations, the Company intends to redesign its PC assembly operations at its Nampa, Idaho facility in the third and fourth quarters of 1996. There can be no assurance that implementation of this redesign will be accomplished on a timely and efficient basis without disrupting the Company's PC manufacturing operations. Any failure to effectively monitor, implement or improve the Company's operational, financial, and management systems could have a material adverse effect on the Company's results of operations and financial condition.

     It is common in the electronics industry for certain companies to assert patent and copyright infringement claims, as well as other intellectual property rights claims, against other companies, including component suppliers and PC manufacturers. Periodically, MEI is made aware that the technology used by the Company may infringe on product or process technology rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of these asserted claims for alleged infringement and other unasserted claims arising prior to the balance sheet date. The Company would be placed at a disadvantage if its competitors were to obtain licenses with lower royalty fee payments or other terms more favorable than those received by the Company. The Company has entered into several patent and software license agreements with third parties, some of which expired in the second quarter of 1996, and all of which require one-time or periodic royalty payments. The Company is unable to predict whether these license agreements can be obtained or renewed on terms acceptable to the Company. If the Company or its suppliers were unable to obtain licenses necessary to use protected technology in their products, the Company may be forced to market products without certain technological features. The Company could also incur substantial costs to defend legal actions taken against it relating to patent or copyright protected technology. The inability to obtain licenses necessary to use certain technology or its inability to obtain such licenses on competitive terms, or a finding of infringement against the Company, could have a material adverse effect on the Company.

     Average selling prices for the Company's component recovery products are highly dependent on market pricing of semiconductor memory products generally. Pricing for semiconductor memory products is highly dependent on actual and perceived fluctuations in the supply and demand for these commodity products. Recent periods have been characterized by announcements by major semiconductor memory manufacturers of significant expansions in production capacity. Demand for semiconductor memory is highly impacted by fluctuations in the demand generally for PC systems and computer related products. Should demand for such products decrease, or increase at rates below industry expectations, demand for semiconductor memory products would likely decrease and place downward pricing pressure on such products. This, in turn, would place downward pricing pressure on the Company's component recovery products. The Company is unable to predict future trends in market pricing of semiconductor memory products and, therefore, cannot predict future pricing trends for its component recovery products. However, the Company believes that semiconductor memory pricing is likely to continue to decline in 1996, which will put downward pressure on average selling prices of the Company's component recovery products. A decline in average selling prices of component recovery products could have a material adverse effect on the Company's operating results.

     Several states have enacted legislation which would require out-of-state direct marketers to collect and remit sales and use taxes based on certain limited contacts with the state. Taxation authorities in certain states have solicited information from time to time from the Company to determine whether the Company has sufficient contacts with such states as would require payment of sales and use taxes in those states. In the event that the Company is required to pay or collect and remit sales and use taxes in states where the Company is not currently paying or collecting and remitting such taxes, the future operating results and financial condition of the Company could be materially adversely affected.

     A substantial portion of the Company's nonstandard RAM components is obtained from MTI pursuant to the Revenue Sharing Agreement which expires in September 1997. Under this agreement, MTI is required to deliver to the Company all of the nonstandard RAM components produced at MTI's operations. There can be no assurance that MTI will continue to produce adequate nonstandard RAM components to maintain the Company's component recovery operation at its existing or historic levels. The Revenue Sharing Agreement may be amended or modified by written consent of the Company and MTI. By virtue of MTI's control position, MTI may be able to dictate future modifications to the terms of the agreement.
Termination or renegotiation of the key terms of the Revenue Sharing Agreement could have a material adverse effect on the Company's operating results.

     The success of the Company will depend to a large extent on its continuing relationship with MTI, including the continuation of various favorable business arrangements between MTI and the Company. Such favorable arrangements include, but are not limited to, the availability to the Company of both full specification and nonstandard RAM components, the Revenue Sharing Agreement, the availability of the credit facility, and various administrative functions. MTI owns approximately 80% of the outstanding common stock of the Company. In addition, four of the eight directors of the Company are directors of MTI, including Steven R. Appleton, Chairman and Chief Executive Officer of MTI. MTI has the power to control the outcome of substantially all matters requiring shareholder approval, including the election of directors, and has the ability to control the management and affairs of the Company. Because of MTI's significant share ownership, only a limited percentage of the Company's outstanding common stock can be traded in the public market unless MTI sells shares into the public market or otherwise exchanges or transfers a portion of its ownership. As a result of the relatively limited number of shares that are publicly traded, sales of substantial amounts of the Company's common stock in the public market could adversely affect prevailing market prices. In addition, in the event that MTI is unwilling to allow the reduction of its percentage of ownership, the Company may be unable to complete an equity financing and could be forced to forego certain other corporate opportunities. MTI could, in the future, determine to dispose of all or a portion of its shares of the Company's common stock. Further, in such event, MTI could determine to terminate one or more of the favorable business relationships between MTI and the Company. The termination of one or more of such business relationships could have a material adverse effect on the Company's business and operating results.

                        Part II.  Other Information

Item 1.  Legal Proceedings

     The Company is party to various legal actions, none of which is expected to have a material effect on the Company's financial position.

Item 6.  Exhibits and Report on Form 8-K

(a)  The following are filed as a part of this report:

     Exhibit
     Number     Description of Exhibit

     11 Computation of per share earnings (loss) for the second quarter and six months ended February 29, 1996 and March 2, 1995

(b) The registrant filed a Report on Form 8-K, dated February 29, 1996, announcing the discontinuance of its Minneapolis, Minnesota manufacturing operations effective April 30, 1996, and the discontinuation of sales of its ZEOS line of personal computers, resulting in recording a restructuring charge of approximately $30 million in the second fiscal quarter of 1996.

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



                              Micron Electronics, Inc.
                              --------------------------------------------
                              (Registrant)




Dated:  March 27, 1996     /s/  T. Erik Oaas
                              --------------------------------------------
                              T. Erik Oaas, Vice President, Finance, and
                              Chief Financial Officer (Principal Financial
                              and Accounting Officer)