Form 10-Q
period 1996-05-30
MICRON ELECTRONICS INC
filed 1996-06-28
CIK 854460

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 30, 1996
                              ------------------------------------------
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  --------------------

Commission File Number:           1-17932
                       -------------------------------------------------





                         Micron Electronics, Inc.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)





               Minnesota                               41-1404301
     -------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)


     900 E. Karcher Road, Nampa, Idaho                           83687
     -----------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

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

     The number of outstanding shares of the registrant's common stock as of June 18, 1996 was 92,380,128.

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Micron Electronics, Inc.
Balance Sheets
(Dollars in thousands, except par value amounts)
(Unaudited)

                                                     May 30,     August 31,
As of                                                   1996           1995
- ---------------------------------------------------------------------------
ASSETS
Cash and equivalents                                 $ 81,380      $ 69,406
Receivables                                           129,537       128,744
Inventories                                            96,222        92,709
Deferred income taxes                                  30,500        16,086
Other current assets                                    1,620         1,810
                                                     --------      --------
  Total current assets                                339,259       308,755

Property, plant and equipment, net                    102,315        58,254
Goodwill, net                                               -        12,612
Other assets                                            1,576         3,095
                                                     --------      --------
  Total assets                                       $443,150      $382,716
                                                     ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                $189,792      $177,437
Accrued licenses and royalties                         41,591        23,844
Current debt                                           10,016         1,022
                                                     --------      --------
  Total current liabilities                           241,399       202,303

Long-term debt                                             16         5,801
Deferred income taxes                                   3,556             -
Other liabilities                                       1,376           949
                                                     --------      --------
  Total liabilities                                   246,347       209,053
                                                     --------      --------

Commitments and contingencies

Common stock, $.01 par value, authorized 150.0
  million shares; issued and outstanding 91.6
  million shares at May 30, 1996 and 91.4 million
  shares at August 31, 1995                               916           914
Additional capital                                     64,187        58,613
Retained earnings                                     131,700       114,136
                                                     --------      --------
  Total shareholders' equity                          196,803       173,663
                                                     --------      --------
  Total liabilities and shareholders' equity         $443,150      $382,716
                                                     ========      ========






The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

                                        For the              For the nine
                                     quarter ended           months ended
                                   May 30,   June 1,      May 30,   June 1,
                                      1996      1995         1996      1995
- ---------------------------------------------------------------------------
Net sales                         $412,322  $271,477   $1,307,519  $596,031
Cost of goods sold                 353,751   221,695    1,141,226   476,732
                                  --------  --------   ----------  --------
Gross margin                        58,571    49,782      166,293   119,299
Selling, general and
  administrative                    36,084    23,225      100,108    46,468
Research and development               673       585        2,268     1,090
Restructuring charge                     -         -       29,500         -
                                  --------  --------   ----------  --------
Operating income                    21,814    25,972       34,417    71,741
Interest income, net                   888       620        2,561     1,199
                                  --------  --------   ----------  --------
Income before taxes                 22,702    26,592       36,978    72,940
Income tax provision                 8,627    10,987       18,844    28,811
                                  --------  --------   ----------  --------
Net income                        $ 14,075  $ 15,605   $   18,134  $ 44,129
                                  ========  ========   ==========  ========

Earnings per share                $   0.15  $   0.17   $     0.20  $   0.51


Number of shares used in per
  share calculation                 92,477    89,669       92,438    86,581


























The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

                                                      May 30,       June 1,
For the nine months ended                                1996          1995
- ---------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $ 18,134      $ 44,129
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                         13,927         7,317
  Amortization                                          1,542           679
  Restructuring charge                                 29,500             -
  Changes in assets and liabilities, net of effect
   of restructuring charge and merger transaction:
     Receivables                                       (1,111)      (24,669)
     Inventories                                      (18,015)      (39,121)
     Accounts payable and accrued expenses             (9,196)       29,873
     Accrued licenses and royalties                    17,746         4,179
     Deferred income taxes                             (8,748)       (3,965)
     Other                                              5,105          (719)
                                                     --------      --------
Net cash provided by operating activities              48,884        17,703
                                                     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment expenditures            (46,301)      (29,075)
Proceeds from sales of property, plant and equipment    5,695           221
Purchases of held-to-maturity investment securities         -        (3,165)
Proceeds from maturities of investment securities           -         5,400
Cash acquired in merger transaction                         -        14,060
Other                                                    (214)         (427)
                                                     --------      --------
Net cash used for investing activities                (40,820)      (12,986)
                                                     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facility                       25,000             -
Repayments of debt                                    (21,687)         (767)
Proceeds from issuance of common stock                  1,323           344
Purchase and retirement of stock                         (726)         (882)
Other                                                       -        (1,281)
                                                     --------      --------
Net cash provided by (used for) financing
 activities                                             3,910        (2,586)
                                                     --------      --------
Net increase in cash and equivalents                   11,974         2,131
Cash and equivalents at beginning of period            69,406        35,048
                                                     --------      --------
Cash and equivalents at end of period                $ 81,380      $ 37,179
                                                     ========      ========

SUPPLEMENTAL DISCLOSURES
  Noncash investing and financing activities:
     Issuance of restricted stock granted pursuant
      to the ZEOS 1991 Stock Incentive Plan          $  1,299      $      -
     Assets acquired, net of cash and liabilities
      assumed in merger transaction                         -        25,998

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Notes to Financial Statements
(All tabular amounts in thousands)


1.  Unaudited Interim Financial Statements

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Micron Electronics, Inc. and its subsidiaries (collectively, the "Company") and their results of operations and cash flows. Certain reclassifications have been made, none of which affect results of operations, to present the financial statements on a consistent basis.

  This report on Form 10-Q for the third fiscal quarter ended May 30, 1996, should be read in conjunction with the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended August 31, 1995. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated August 31, 1995.

2.  The Merger

  On April 7, 1995, Micron Computer, Inc. ("MCI") and Micron Custom Manufacturing Services, Inc. ("MCMS"), subsidiaries of Micron Technology, Inc. ("MTI"), merged with and into ZEOS International, Ltd. ("ZEOS"). Pursuant to the terms of the merger, ZEOS issued approximately 82.5 million shares of its common stock in exchange for all of the outstanding shares of MCI and MCMS and the name of the surviving corporation was changed to Micron Electronics, Inc. The merger resulted in a change of control of approximately 89% of ZEOS wherein, assuming exercise of all options outstanding at the time of the merger, (a) MTI owned an approximate 79% interest in the Company and (b) the other shareholders of MCI and MCMS owned an approximate 10% interest in the Company. The merger has been accounted for as a purchase of ZEOS by MCI and MCMS. A new basis of accounting was established for the assets and liabilities of ZEOS to the extent of the change of control. The new basis reflects the allocation of the approximate $39.1 million increased basis to the ZEOS assets and liabilities on the basis of their fair values. Goodwill of approximately $14.6 million was recorded to the extent the purchase price exceeded the fair value of the identifiable net assets for which a change of control occurred. Goodwill was being amortized on a straight line basis over three years. In the second quarter of fiscal 1996, remaining goodwill was written off in connection with a restructuring charge of $29.5 million recorded by the Company (see note 3).

  The Company's fiscal year is a 52 or 53 week period ending on the Thursday closest to August 31, which was the fiscal year of MCI and MCMS. Subsequent to the merger, the financial statements of the Company reflect the combined results of operations, financial position and cash flows of ZEOS, MCI and MCMS based on the new basis of accounting for ZEOS and the historical cost basis for MCI and MCMS. Prior to April 7, 1995, the financial statements of the Company include only the combined results of operations, financial position and cash flows of MCI and MCMS.

3.  Restructuring Charge

  On February 26, 1996, the Company adopted a plan to discontinue the manufacture and sale of ZEOS brand PC systems and to close the related manufacturing operations in Minneapolis, Minnesota. As a result, the Company recorded a restructuring charge of $29.5 million ($22.6 million, net of taxes) in the second quarter of fiscal 1996. The restructuring charge includes (a) $27.6 million of non-cash charges, including approximately $14.8 million related to the disposition of inventory of discontinued product lines, the write-off of $11.4 million of goodwill which resulted from the merger with ZEOS, and other asset write-downs of approximately $1.4 million, (b) $1.1 million of personnel related costs related to approximately 250 employees engaged in manufacturing, purchasing, customer service, finance and administrative functions and (c) $0.8 million of other
exit costs.   As of May 30, 1996, the remaining balance of the
restructuring liability and asset reserves was $4.5 million. Of the $25.0 million realized to date for restructuring costs, $12.8 million related to disposition of inventory and other asset write downs, $11.4 million related to the write-off of goodwill, $0.5 million related to personnel costs and $0.3 million related to other exit costs.

4.  Receivables
                                                      May 30,    August 31,
                                                         1996          1995
- ---------------------------------------------------------------------------
Trade receivables                                    $132,520      $126,040
Receivables from affiliates, net                        3,829         8,379
Income taxes recoverable from parent corporation        6,888             -
Other                                                   8,088         1,070
Allowance for doubtful accounts                        (6,554)       (5,458)
Allowance for returns and discounts                   (15,234)       (1,287)
                                                     --------      --------
                                                     $129,537      $128,744
                                                     ========      ========

5.  Inventories
                                                      May 30,    August 31,
                                                         1996          1995
- ---------------------------------------------------------------------------
Raw materials and supplies                           $ 66,891      $ 75,045
Work in progress                                       25,331        19,407
Finished goods                                         14,022         8,843
Allowance                                             (10,022)      (10,586)
                                                     --------      --------
                                                     $ 96,222      $ 92,709
                                                     ========      ========

6.  Property, Plant and Equipment
                                                      May 30,    August 31,
                                                         1996          1995
- ---------------------------------------------------------------------------
Land                                                 $  1,645      $    987
Buildings                                              19,540        15,643
Equipment                                             102,145        71,502
Construction in progress                               28,274         7,259
                                                     --------      --------
                                                      151,604        95,391
Less accumulated depreciation and amortization        (49,289)      (37,137)
                                                     --------      --------
                                                     $102,315      $ 58,254
                                                     ========      ========

   During the third quarter of fiscal 1996, the Company purchased approximately 30 acres of land adjacent to its PC manufacturing operations from a director of the Company for approximately $575,000.

7.  Accounts Payable and Accrued Expenses
                                                      May 30,    August 31,
                                                         1996          1995
- ---------------------------------------------------------------------------
Trade accounts payable                               $117,769      $ 99,065
Payable to affiliates                                  31,234        53,750
Salaries, wages and benefits                           11,545        11,086
Equipment contracts payable                            19,120         1,926
Income taxes payable to parent corporation                  -         4,686
Other                                                  10,124         6,924
                                                     --------      --------
                                                     $189,792      $177,437
                                                     ========      ========

8.  Debt
                                                      May 30,    August 31,
                                                         1996          1995
- ---------------------------------------------------------------------------
Revolving credit facility with parent corporation,
  variable interest rate of 6.47%                    $ 10,000      $      -
Notes payable to parent corporation                         -         6,672
Other                                                      32           151
                                                     --------      --------
                                                       10,032         6,823
Less current portion                                  (10,016)       (1,022)
                                                     --------      --------
                                                     $     16      $  5,801
                                                     ========      ========

  The Company has a revolving credit facility with the parent corporation providing for borrowings of up to $80 million, based on the Company's tangible net worth. As of May 30, 1996, the Company was eligible to borrow a total of approximately $45 million under the facility and had borrowings of $10 million outstanding. Amounts outstanding under the agreement are collateralized by substantially all of the Company's assets except certain equipment subject to permitted liens.

  The Company has a credit agreement with a financial institution providing for borrowings of up to approximately $10 million. There were no borrowings outstanding under the agreement as of May 30, 1996. In June, 1996, the Company drew approximately $10 million under the credit facility and has pledged certain equipment as collateral.

9.  Income Taxes

  The effective income tax rate for the nine months ended May 30, 1996 was 51.0%, principally reflecting the federal statutory rate, the net effect of state taxes and the effect of the write-off during the second quarter of $11.4 million of nondeductible goodwill (see note
3). The effective tax rate for the third quarter of fiscal 1996 was 38.0%, principally reflecting the federal statutory rate and the net effect of state taxes.

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

  On June 14, 1996, a former executive officer of the Company exercised options to purchase approximately 800,000 shares of the Company's common stock for an aggregate exercise price of approximately $264,000.

11.  Commitments

  As of May 30, 1996, the Company had commitments of approximately $10.0 million for equipment purchases and $11.5 million for construction of a building.

12.  Contingencies

  Periodically, the Company is made aware that the technology used by the Company may infringe on product or process technology rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted claims for alleged infringement and unasserted claims arising prior to the balance sheet date. The ultimate resolution of these claims is not expected to have a material effect on the results of operations of the Company.

  The Company is currently a party to various legal actions, none of which is expected to have a material effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Micron Electronics, (Trademark) Inc. and its subsidiaries (collectively, the "Company") completed their third quarter of fiscal 1996 on May 30, 1996. All period references are to the Company's fiscal periods ended
May 30, 1996, February 29, 1996 and June 1, 1995, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

Results of Operations

  On April 7, 1995, Micron Computer, Inc. ("MCI") and Micron Custom Manufacturing Services, Inc. ("MCMS") merged with and into ZEOS (Registered Trademark) International, Ltd. ("ZEOS") and the name of the surviving corporation was changed to Micron Electronics, Inc. (the "Merger"). The Company's financial statements set forth in "Item 1. Financial Statements" reflect the combined operations of the Company subsequent to April 7, 1995 and the combined results of operations of only MCI and MCMS prior thereto. The Company believes discussion and analysis of the Company's results of operations on a pro forma basis, which includes the results of operations of ZEOS prior to the Merger, provide a more meaningful comparison than discussion and analysis of the Company's actual results of operations. The following discussion and analysis present the Company's results of operations for the third quarter and first nine months of 1996, compared to the Company's pro forma results of operations for the third quarter and first nine months of 1995, as if the Merger had occurred at the beginning of fiscal 1995, giving effect to pro forma adjustments, including amortization of goodwill, certain product and process technology costs and related income tax effects.

  The pro forma information is provided for illustrative purposes and is not necessarily indicative of the results of operations that would have occurred if MCI and MCMS merged with ZEOS at the beginning of fiscal 1995, nor does it represent a forecast of results of operations for any future periods.

  Beginning in fiscal 1996, the Company combined its component recovery and peripheral add-on memory module operations. To conform to the 1996 presentation, the results of the peripheral add-on memory module operations for 1995 have been reclassified to component recovery operations.

  The following summarizes the Company's results of operations for the third quarter and first nine months of 1996 and pro forma results of operations for the corresponding periods in 1995:

                                     Third Quarter                         Nine Months
                          ----------------------------------  ------------------------------------
                                1996         Pro Forma 1995          1996          Pro Forma 1995
                          ----------------  ----------------  ------------------  ----------------
                                     % of              % of                % of              % of
                            Amount   Sales    Amount   Sales      Amount   Sales    Amount   Sales
                          ----------------  ----------------  ------------------  ----------------
Net sales                 $412,322  100.0%  $307,909  100.0%  $1,307,519  100.0%  $785,050  100.0%
Cost of goods sold         353,751   85.8%   252,584   82.0%   1,141,226   87.3%   639,703   81.5%
Gross margin                58,571   14.2%    55,325   18.0%     166,293   12.7%   145,347   18.5%
Selling, general and
  administrative            36,084    8.8%    27,598    9.0%     100,108    7.7%    70,899    9.0%
Research and development       673    0.2%       834    0.3%       2,268    0.2%     1,801    0.2%
Restructuring charge             -    0.0%         -    0.0%      29,500    2.3%         -    0.0%
Net income                  14,075    3.4%    16,690    5.4%      18,134    1.4%    45,001    5.7%

Net Sales                            Third Quarter                         Nine Months
                          ----------------------------------  ------------------------------------
                                1996         Pro Forma 1995          1996          Pro Forma 1995
                          ----------------  ----------------  ------------------  ----------------
                                     % of              % of                % of              % of
                            Amount   Sales    Amount   Sales      Amount   Sales    Amount   Sales
                          ----------------  ----------------  ------------------  ----------------
PC systems                $294,837   71.5%  $191,034   62.0%  $  892,849   68.3%  $503,718   64.2%
Contract manufacturing      86,135   20.9%    50,425   16.4%     295,225   22.6%   114,843   14.6%
Component recovery          31,350    7.6%    66,450   21.6%     119,445    9.1%   166,489   21.2%
                          --------  ------  --------  ------  ----------  ------  --------  ------
Total net sales           $412,322  100.0%  $307,909  100.0%  $1,307,519  100.0%  $785,050  100.0%
                          ========  ======  ========  ======  ==========  ======  ========  ======

  Net sales for the third quarter and first nine months of 1996 were approximately 34% and 67% higher, respectively, than for the corresponding periods in 1995, primarily due to a significant increase in sales of personal computer systems and higher revenues from the Company's contract manufacturing operations, partially offset by lower sales from the Company's component recovery operations.

Personal Computer Systems

  Net sales of PC systems were significantly higher in the third quarter and first nine months of 1996, compared to the corresponding periods in 1995, primarily due to significantly higher unit sales of PC systems and, to a lesser extent, higher average selling prices for PC systems. Unit sales of PC systems in the third quarter and first nine months of 1996 increased approximately 40% and 66%, respectively, compared to the corresponding periods of 1995, primarily due to significantly higher sales of Micron brand desktop PC systems. The Company also experienced an increase in sales of its notebook products due primarily to the introduction in the third quarter of 1996 of its new Millennia Transport (Trademark) product offering. Unit sales of Micron brand PC systems increased primarily as a result of increased name recognition and market acceptance. The Company has received a number of industry and computer trade magazine awards based on the price and performance characteristics of its Micron brand PC systems and the Company's service and support functions. In the event the Company is not successful in winning such awards in the future, consumer interest in its Micron brand PC systems could decline which could have a material adverse effect on the Company's results of operations.

  Average selling prices for the Company's PC systems increased in the third quarter and the first nine months of 1996 compared to the corresponding periods in 1995, primarily due to increased unit sales of relatively higher priced Pentium (Registered Trademark) and Pentium Pro microprocessor based systems and an increase in the number of higher priced notebook units sold, as customers continued to prefer more richly configured systems with components featuring the latest developments in PC related technology. The recently introduced Micron brand Millennia Transport notebook products have a significantly higher average selling price than the Company's overall average selling prices for PC systems.

  In the second quarter of 1996, the Company decided to discontinue the manufacture and sale of ZEOS brand PC systems and to close the related manufacturing operations in Minneapolis, Minnesota. Unit sales of ZEOS brand PC systems manufactured in Minneapolis represented approximately 0.6% and 8% of total unit sales for the third quarter and first nine months of 1996, respectively.

  Net sales of PC systems in the third quarter of 1996 decreased slightly compared to the second quarter of 1996, primarily due to a decline in unit sales of ZEOS brand PC systems and a decline in unit sales pursuant to the Company's PC-1 government contract, substantially offset by an increase in unit sales of Micron brand notebook products.

  Government sales of the Company's PC systems in the third quarter of 1996 represented approximately 11% of the Company's overall PC system sales, compared to approximately 6% in the third quarter of 1995. Government sales in the third quarter of 1996 consisted primarily of sales to state and local governmental entities and sales under the federal government's General Service Administration schedule. Sales pursuant to the Company's PC-1 government contract declined in the third quarter of 1996 and the Company does not anticipate further sales under the contract.

Contract Manufacturing

  Revenues from the Company's contract manufacturing operations were approximately 71% and 157% higher in the third quarter and first nine months of 1996, respectively, compared to the corresponding periods in 1995, but were 21% lower comparing the third quarter of 1996 to the second quarter of 1996. The increases in revenue in the third quarter and first nine months of 1996 compared to the corresponding periods in 1995 were primarily due to utilization of increased manufacturing capacity and a higher percentage of turnkey, as opposed to consignment, memory module assembly services. Increased capacity was obtained through the acquisition of additional manufacturing equipment and the upgrade of existing manufacturing equipment at the Company's Boise, Idaho and Durham, North Carolina facilities. Contract manufacturing revenues in recent periods have been adversely impacted by an industry wide decline in market prices for semiconductor memory products, which typically represent a significant portion of revenues from the Company's contract manufacturing operations.

  The Company continues to rely on a relatively small number of customers for a significant volume of its contract manufacturing business. As a percent of total contract manufacturing revenue, sales to the Company's top five contract manufacturing customers, including Micron Technology, Inc. ("MTI"), for the third quarter and first nine months of 1996 were approximately 80% and 76%, respectively, compared to approximately 72% and 68%, in the third quarter and first nine months of 1995, respectively. Contract manufacturing revenue from MTI was approximately 7% and 9% of total contract manufacturing revenue in the third quarter and first nine months of 1996, respectively, compared to approximately 15% and 14% in the corresponding periods in 1995.

  The Company intends to move its Boise, Idaho contract manufacturing operations to a 30 acre site adjacent to its PC manufacturing operations in Nampa, Idaho during the first quarter of fiscal 1997. In connection therewith, the Company began construction of an approximate 200,000 square foot facility, approximately double the space available at the current Boise, Idaho site, allowing for possible future expansion of the contract manufacturing operations. There can be no assurance that such move will not disrupt the Company's contract manufacturing operations. Any such disruption could have a material adverse effect on the Company's results of operations.

Component Recovery

  Component recovery sales were approximately 53% and 28% lower in the third quarter and first nine months of 1996, respectively, compared to the corresponding periods in 1995, primarily due to a decline in sales of peripheral add-on memory modules, a significant decline in average selling prices for random access memory ("RAM") products and a generally lower grade of nonstandard RAM components received from MTI, the Company's primary supplier, partially offset by an increase in unit sales of nonstandard RAM products. The increase in unit sales for the third quarter of 1996 compared to the corresponding period in 1995 was primarily due to the utilization of additional test and burn-in equipment and reduced test times, both resulting in increased throughput for substantially all products. The Company's component recovery results of operations are influenced by a number of factors including pricing for, and sources of availability of, nonstandard RAM components. See "Certain Factors."

  Historically, a substantial portion of the nonstandard RAM
components used in the Company's component recovery   operations has
been obtained from MTI. In the third quarter and first nine months of 1996, the Company obtained approximately 48% and 59%, respectively, of its nonstandard RAM components from MTI under a revenue sharing agreement. A substantial majority of the remainder of its components were purchased from a single third party alternative source. Purchases from this alternative source are generally negotiated on a purchase order basis. There can be no assurance the Company will be able to negotiate future purchases from this alternative source on terms acceptable to the Company. Unless the Company is able to continue obtaining significant quantities of nonstandard RAM components from alternative sources, the Company's component recovery operations could be limited by the volume of nonstandard RAM components supplied by MTI. Changes in MTI's semiconductor manufacturing processes resulting in improvement of device yields and/or changes in the nonstandard RAM product mix and specifications, or other changes or events at MTI adversely affecting its overall manufacturing output, could adversely affect the volume of nonstandard RAM components supplied by MTI. Any reduction in the availability or functionality of nonstandard RAM components from the Company's suppliers could have a material adverse effect on the Company's results of operations.

Gross margin                         Third Quarter                         Nine Months
                          ----------------------------------  ------------------------------------
                                1996         Pro Forma 1995          1996          Pro Forma 1995
                          ----------------  ----------------  ------------------  ----------------
                                     % of              % of                % of               % of
                            Amount   Sales   Amount   Sales      Amount   Sales     Amount   Sales
                          ----------------  ----------------  ------------------  ----------------
Gross margin               $58,571   14.2%  $55,325   18.0%    $166,293   12.7%   $145,347   18.5%

  Although the Company's overall gross margin amount was higher in the third quarter and first nine months of 1996 compared to the corresponding periods in 1995, its overall gross margin percentages were lower. The Company realized higher gross margins from its PC operations for the third quarter and first nine months of 1996 compared to the corresponding periods in 1995, which were partially offset by lower gross margins from its component recovery operations. The Company's overall gross margin percentages in the third quarter and first nine months of 1996 compared to the corresponding periods in 1995 were negatively influenced by significantly lower gross margin percentages realized from the component recovery operations and, to a lesser extent, lower gross margin percentages realized from the Company's contract manufacturing operations. The Company's overall gross margin percentage in the third quarter of 1996 was favorably impacted by a higher gross margin percentage realized from the Company's PC operations combined with an increase in sales of PC systems as a percentage of overall net sales.

  The Company's overall gross margin percentage in the third quarter of 1996 was higher than the gross margin percentage of 10.7% realized in the second quarter of 1996, primarily due to a higher gross margin percentage realized on sales of PC systems combined with an increase in sales of PC systems as a percentage of overall net sales.

  The gross margin percentage for sales of PC systems increased in the third quarter and increased slightly in the first nine months of 1996 compared to the corresponding periods in 1995, primarily as a result of improved component costs and inventory management. In addition, increased unit sales of the Company's notebook products favorably affected the Company's gross margin percentages for sales of PC systems. These high-end, feature rich systems generally have higher selling prices and gross margins compared to the balance of the Company's PC systems. The Company continues to experience significant pressure on its gross margins as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices. In addition, the Company's gross margin percentage will continue to depend in large part on its ability to effectively manage its inventories of PC system components. See "Certain Factors."

  The gross margin percentage realized from the Company's contract manufacturing operations declined in the third quarter and first nine months of 1996, compared to the corresponding periods in 1995, primarily due to an increase in the percentage of revenues derived from the Company's turnkey memory module assembly services, which generally have a lower gross margin percentage than the Company's other contract manufacturing services.

  The gross margin percentage realized by the Company from its component recovery operations declined significantly in the third quarter and first nine months of 1996, compared to the corresponding periods in 1995, primarily due to significantly lower average selling prices resulting from an industry wide decline in market prices for semiconductor memory products. Due to the decline in prices, gross margins were also negatively impacted by the effect of an increase in the amount of nonstandard RAM components purchased from third party suppliers relative to the amount of components obtained from MTI under a revenue sharing agreement. Under the MTI revenue sharing agreement, the purchase price of components is generally not determined until the product is sold to a third party customer. In the event average selling prices for the Company's nonstandard RAM products continue to decline, the Company's component recovery gross margin percentage would decline further and overall results of operations could be materially adversely affected.

Selling, General and                 Third Quarter                       Nine Months
Administrative            ----------------------------------  ---------------------------------
                                                  Pro Forma                           Pro Forma
                                1996     Change        1995          1996    Change        1995
                          ----------------------------------  ---------------------------------
Selling, general and
 administrative             $ 36,084      30.7%    $ 27,598      $100,108     41.2%    $ 70,899
as a % of net sales             8.8%                   9.0%          7.7%                  9.0%

  Selling, general and administrative ("SG&A") expenses decreased as a percentage of net sales for the third quarter and first nine months of 1996, compared to the corresponding periods in 1995, but increased in absolute dollars, primarily due to higher levels of personnel costs in response to growth in the Company's PC system operations. Although SG&A expenses for the Company's PC system operations as a percentage of PC system net sales is higher than that experienced by the Company's other operations, the percentage is similar to those experienced by the Company's primary competitors in the PC industry.

Income Tax Provision                 Third Quarter                        Nine Months
                          ----------------------------------  ---------------------------------
                                                   Pro Forma                          Pro Forma
                                1996     Change         1995         1996    Change        1995
                          ----------------------------------  ---------------------------------
Income tax provision        $  8,627     (21.5%)    $ 10,987     $ 18,844    (35.9%)   $ 29,381

  The effective tax rate for the third quarter of 1996 was 38.0%, reflecting the federal statutory rate and the net effect of state taxes. The effective tax rate for the first nine months of 1996 was 51.0%, reflecting the federal statutory rate, the net effect of state taxes and the effect of the write-off during the second quarter of 1996 of $11.4 million of nondeductible goodwill. The effective tax rate of 39.5% for 1995 reflects the federal statutory rate, the net effect of state taxes and the effect of goodwill amortization.


Liquidity and Capital Resources

  As of May 30, 1996, the Company had cash and equivalents of $81.4 million, compared to $69.4 million as of August 31, 1995. Principal sources of liquidity in the first nine months of 1996 were cash flows from operations of $48.9 million, net borrowings under the Company's credit facility with MTI of $10.0 million and proceeds from sales of property, plant and equipment of $5.7 million. Principal uses of liquidity during 1996 were property, plant and equipment expenditures of $46.3 million related to expansions and capacity improvements of the Company's manufacturing operations and repayment of the Company's long-term loan from MTI of $6.7 million.

  The Company established a revolving credit facility with MTI in the first quarter of 1996 providing for borrowings of up to $80 million, based on the Company's tangible net worth. As of May 30, 1996, the Company was eligible to borrow a total of approximately $45 million under the facility and had borrowings of $10.0 million outstanding under the agreement. Borrowings under the agreement are collateralized by substantially all of the Company's assets except certain equipment subject to permitted liens. The Company is required to maintain a minimum level of collateral relative to borrowings made under the agreement. Subsequent to May 30, 1996, the Company borrowed from a financial institution approximately $10 million for which the Company has pledged as collateral approximately $10 million of equipment. The Company received a commitment and is negotiating with two financial institutions regarding an additional short-term credit facility of approximately $40 million. There can be no assurance the Company will negotiate an agreement on acceptable terms.

  At May 30, 1996, the Company had commitments of approximately $21.5 million for capital expenditures for expansion and upgrade of existing facilities and equipment. The Company anticipates making capital expenditures during the remainder of calendar 1996 in excess of $35 million. The Company has recently begun construction of an approximate 200,000 square foot facility in Nampa, Idaho. The Company anticipates spending an additional $17 million on the construction of the facility, which is estimated to be completed in the first quarter of fiscal 1997. This new facility is expected to provide space for the transfer of the Company's Boise, Idaho contract manufacturing operations and for possible future expansion of such operations. In the third quarter of 1996, the Company sold its Boise, Idaho contract manufacturing facility for approximately $5 million.
The Company anticipates obtaining financing through a fixed term mortgage of the new facility. The Company intends to finance its other capital expenditures with existing sources of liquidity and cash flows from operations.

  The Company expects that its future working capital requirements will continue to increase. The Company believes that currently available cash and equivalents, funds generated from operations, its credit facility with MTI, equipment financings and other financing arrangements currently in negotiation (if obtained), will be sufficient to fund its operations through the end of calendar 1996. However, maintaining an adequate level of working capital through the end of calendar 1996 and thereafter will depend in large part on the success and profitability of the Company's products in the marketplace and the Company's ability to control operating expenses. The Company may require additional financing for growth opportunities, including any internal expansion that the Company may undertake, expansion and capacity enhancements to additional sites, or strategic acquisitions or partnerships. There can be no assurance that any financings, including those currently in negotiation, will be available on terms acceptable to the Company, if at all.


Certain Factors

  The following include important factors which could affect the Company's future results of operations or cause actual results to differ materially from those contained in any statements made by or on behalf of the Company.

  Fluctuations in the Company's net sales from quarter to quarter can be expected. These fluctuations may be attributable to a number of factors, including, without limitation, the timing of new product introductions, seasonal cycles common in the computer industry, seasonal government purchasing cycles, the effect of product reviews and industry awards, changes in product mix, fluctuating market pricing for computer and semiconductor memory products, manufacturing and production constraints, further developments in Company structure and alignments, the timing of orders from and shipments to OEM customers, fluctuating component costs, critical component availability and industry competition. As a result, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period.

  The Company's ability to compete successfully in the PC market in the future will depend in large part on its ability to effectively manage its inventories of PC components. The Company's PC operations focus on the direct sale of assemble-to-order PC systems that include the latest features available in the PC marketplace. The Company has experienced in the past, and could experience in the future, inventory obsolescence resulting from, among other things, the fast pace of technological developments in the PC industry and the short product life cycles of PC systems and components. In addition, because high volumes of quality components are required for the manufacture of the Company's PC systems, any industry shortage or other supply constraint of any key component could adversely affect the Company's ability to ship products on schedule or at expected gross margins. To be successful in the future, the Company must accurately anticipate demand for its products and obtain adequate supplies of components to meet such demand. Failure of the Company to manage its inventories effectively could result in inventory obsolescence, excess inventories, component shortages and untimely shipment of products, any of which could have a material adverse effect on the Company's results of operations and financial condition.

  Pricing for the Company's nonstandard RAM products fluctuate to a large degree based on industry wide pricing for semiconductor memory products. Over the past two quarters, the Company experienced significant declines in the selling prices of its nonstandard RAM products as industry wide selling prices for full specification semiconductor memory products experienced a precipitous decline. The Company believes the decline is due primarily to changes in supply and demand for these commodity products and is unable to predict the impact of semiconductor memory product market dynamics in future periods. In recent periods, the Company has increased the amount of nonstandard RAM components purchased from alternative third party sources relative to the amount of such components obtained from MTI pursuant to a revenue sharing agreement. The Company's inability to accurately predict price declines of semiconductor memory products when negotiating these purchases may increase market risk to the Company, and may result in losses from write-downs of nonstandard RAM component inventories. Further declines in industry wide pricing for semiconductor memory products could result in declines in selling prices of the Company's nonstandard RAM products, which could adversely impact the Company's results of operations and financial condition.

  Several states have enacted legislation which would require out of state direct marketers to collect and remit sales and use taxes based on certain limited contacts with the state. Taxation authorities in certain states have, from time to time, solicited information from the Company to determine whether the Company has sufficient contacts with such states to require payment of sales and use taxes on its PC systems sold to customers in those states. In the event the Company is required to pay or collect and remit sales and use taxes in states where the Company is not currently paying or collecting and remitting such taxes, the Company's future operating results and financial condition could be materially adversely affected.

  Competition in the PC industry is based primarily upon performance, price, reliability, service and support. The PC industry is highly competitive and has been characterized by intense pricing pressure, rapid technological advances in hardware and software, frequent introduction of new products, low gross margin percentages and declining product prices. The Company must frequently introduce new products and continue to price its products and offer customers lead times comparable to its competitors. The Company's ability to continue to produce competitively priced products and to maintain existing gross margin percentages will depend, in large part, on the Company's ability to sustain high levels of sales. Failure by the Company to transition to new products effectively or to accurately forecast demand for its products may adversely affect the Company's results of operations. Any general decline in demand for personal computers could have a material adverse effect on the Company's results of operations.

  Due to MTI's ownership of approximately 79% of the Company's outstanding shares of common stock, only a limited percentage of the Company's common stock is traded in the public market. The sale of substantial amounts of shares of the Company's stock currently held by MTI on the open market could adversely affect the prevailing market prices.

  Certain components, subassemblies and software included in the Company's PC systems are purchased from a single supplier or a limited number of suppliers. The Company relies, to a certain extent, upon its suppliers' abilities to enhance their existing products in a timely and cost-effective manner, to develop new products to meet customers' changing needs and to respond to emerging standards and other technological developments in the PC industry. In addition, reliance on a limited number of suppliers, as well as overall industry conditions, involves several risks, including the possibility of shortages and/or increases in costs of components and subassemblies, and reduced control over delivery schedules, which could have a material adverse effect on the Company's results of operations.

  In recent periods, the Company has experienced rapid revenue growth and an expansion in the number of its employees, in the scope and complexity of its operating and financial systems, and in its geographic scope of operations. This growth has resulted in new and increased responsibilities for the Company's management and has placed, and continues to place, significant demands upon the Company's management, operating and financial systems, and other resources. The Company continues to consider various expansion alternatives, including expansion to existing facilities, acquisition of facilities in alternative geographic regions and certain strategic relationships. There can be no assurance that the Company's management resources, operating and financial systems, and other resources will be adequate to support the Company's existing or future operations. Any failure to effectively monitor, implement or improve the Company's operational, financial, and management systems could have a material adverse effect on the Company's results of operations and financial condition.

  A substantial portion of the Company's nonstandard RAM components is obtained from MTI pursuant to the Company's revenue sharing agreement with MTI which expires in September 1997. Under this agreement, MTI is required to deliver to the Company all of the nonstandard RAM components produced at MTI's operations. There can be no assurance that MTI will continue to produce adequate volumes of nonstandard RAM components to maintain the Company's component recovery operation at its existing or historic levels. The revenue sharing agreement may be amended or modified by written consent of the Company and MTI. By virtue of MTI's ownership and control of the Company, MTI may be able to dictate future modifications to the terms of the agreement. Termination or renegotiation of the key terms of the revenue sharing agreement could have a material adverse effect on the Company's results of operations.

  In the third quarter of 1996, the Company's five largest contract manufacturing customers accounted for approximately 80% of the revenues from the Company's contract manufacturing operations, compared to approximately 72% for the five largest contract manufacturing customers in the third quarter of 1995 and 74% for the second quarter of 1996. Revenues from MTI in the third quarter of 1996 accounted for approximately 7% of total revenues from the Company's contract manufacturing operations, compared to 15% in the third quarter of 1995. The Company has no long term agreements with any of its contract manufacturing customers, which require such customers to purchase contract manufacturing services from the Company. From time to time, the Company's key contract manufacturing customers have materially reduced their purchases of the Company's contract manufacturing services, and the Company believes that this will continue in the future. Although the Company has in the past been able to replace such business with increased business from new or existing customers, there can be no assurance that the Company will obtain sufficient alternative business on a timely basis, and the failure to obtain such business could have a material adverse effect on the Company's results of operations.

  The Company has undertaken the construction of a contract manufacturing facility adjacent to its PC system operations in Nampa, Idaho. The Company expects to relocate its contract manufacturing operations from its existing site to the new site in the first quarter of fiscal 1997. There can be no assurance that such move will not disrupt the Company's contract manufacturing operations. Any such disruption could have a material adverse effect on the Company's results of operations.

  The Company's contract manufacturing customers generally require short delivery cycles and quick turnaround for contract manufacturing services. As the Company's OEM customers react to variations in demand for their products and adjust their purchase orders to the Company, the Company may be subject to non-cancelable purchase orders with its suppliers and may recognize losses on write-downs of inventories for raw materials, work in process and finished goods due primarily to the specialized nature of certain custom components and declines in market pricing of components. OEM order fluctuations and deferrals have had an adverse effect on the Company's contract manufacturing operations in the past and there can be no assurance that the Company will not experience such adverse effects in the future.

  It is common in the electronics industry for patent and copyright, as well as other intellectual property rights, claims to be asserted against companies, including component suppliers and PC manufacturers. Periodically, the Company is made aware that the technology used by the Company may infringe on product or process technology rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of these asserted claims for alleged infringement and other unasserted claims arising prior to the balance sheet date. The Company would be placed at a competitive disadvantage if it is unable to obtain licenses with royalty payments or other terms at least as favorable as those received by the Company's competitors. The Company has entered into several patent and software license agreements with third parties, some of which expired in the second quarter of fiscal 1996, and all of which require one-time or periodic royalty payments. The Company is unable to predict whether license agreements can be obtained or renewed on terms acceptable to the Company. If the Company or its suppliers are unable to obtain or provide licenses necessary to use protected technology in their products, the Company may be forced to market products without certain technological features. The Company could also incur substantial costs to defend legal actions taken against it relating to patent or copyright protected technology. The inability of the Company to obtain licenses necessary to use certain technology or its inability to obtain such licenses on competitive terms, or a finding of infringement against the Company, could have a material adverse effect on the Company's results of operations and financial condition.

  The contract manufacturing industry is highly competitive, and has been characterized in recent periods by consolidation among contract manufacturers. Many of the Company's contract manufacturing competitors have substantial financial, technical, personnel and other resources and maintain substantial international operations. In order to remain competitive, the Company will be required to expand its contract manufacturing capacity and may be required to establish international operations. There can be no assurance the Company will be successful in expanding its contract manufacturing operations on a timely and efficient basis. The failure to do so could have a material adverse effect on the Company's results of operations.

  The Company has a number of arrangements with MTI including, but not limited to, the supply to the Company of both full specification and nonstandard RAM components, the MTI revenue sharing agreement, the MTI credit facility, and service agreements to provide various administrative functions. MTI owns approximately 79% of the outstanding common stock of the Company. In addition, four of the eight directors of the Company are also directors of MTI, including Steven R. Appleton, Chairman and Chief Executive Officer of MTI. MTI has the ability to control the outcome of matters requiring shareholder approval, including the election of directors, and generally has the ability to control the management and affairs of the Company. Termination of certain of the Company's arrangements by MTI or MTI's control in negotiating arrangements resulting in terms less favorable to the Company, could adversely affect the Company's results of operations.

                      PART II.  OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K

(a)  The following is filed as a part of this report:

     Exhibit
     Number       Description of Exhibit

     11 Computation of per share earnings for the quarter and nine months ended May 30, 1996 and June 1, 1995

(b) The registrant did not file any reports on Form 8-K during the quarter ended May 30, 1996.



























  ZEOS is a registered trademark and Micron Electronics and Millennia Transport are trademarks of the Company. Pentium is a registered trademark of Intel Corporation.

                              SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Micron Electronics, Inc.
                              --------------------------------------
                              (Registrant)




Dated: June 27, 1996          /s/  T. Erik Oaas
                              --------------------------------------
                              T. Erik Oaas, Vice President, Finance,
                              and Chief Financial Officer (Principal
                              Financial and Accounting Officer)