Form 10-K
period 1996-08-29
MICRON ELECTRONICS INC
filed 1996-10-11
CIK 854460

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 29, 1996

                        COMMISSION FILE NUMBER: 0-17932

                           MICRON ELECTRONICS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MINNESOTA                             41-1404301
     (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

                    900 E. KARCHER ROAD, NAMPA, IDAHO 83687
         (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

                                (208) 893-3434
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                   REGISTERED ON THE NASDAQ NATIONAL MARKET

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 27, 1996 was approximately $308.5 million.

  The number of outstanding shares of the registrant's Common Stock on September 27, 1996 was 92,473,017.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the registrant's 1996 Annual Meeting of Shareholders, to be held on November 25, 1996, are incorporated by reference into Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Micron Electronics, Inc. (together with its subsidiaries, "MEI" or the "Company") could differ materially from MEI's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially are included, but are not limited to, those identified in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors."

  Micron Electronics, Inc. is a leading provider of PC systems through the direct sales channel in the United States. MEI's PC operations develop, market, manufacture, sell and support a range of memory-intensive, high performance desktop and notebook PC systems and network servers under the Micron brand name. In addition to its PC operations, MEI has contract manufacturing and component recovery operations. MEI's wholly-owned subsidiary, Micron Custom Manufacturing Services, Inc. ("CMS"), is a contract manufacturer specializing in the assembly of custom complex printed circuit boards, memory modules and system level products. MEI's component recovery operations recover, assemble, test, grade and market nonstandard random access memory ("RAM") components not meeting full industry standard specifications.

  MEI primarily receives orders for PC products via telephone and facsimile, and PC systems are generally shipped directly to the end-customer. According to International Data Corporation ("IDC"), this channel of the PC market in the United States is projected to grow at a compounded annual growth rate of approximately 13.1%, compared to a projected growth rate of approximately 11.9% for the overall PC market for the period between 1996 and 2000. In fiscal 1995 and 1996, MEI's rate of growth in PC sales exceeded the rate of growth in the overall direct sales channel, principally as a result of increased market awareness and acceptance of its products. As a result, MEI has increased its market share in the direct sales channel. According to a recent study conducted by IDC, MEI is the third largest supplier of PC systems in the direct sales channel and ninth largest in the overall PC market in the United States.

  The following summarizes MEI's net sales by product line:

                                                  PRO FORMA FISCAL     PRO FORMA FISCAL
                               FISCAL 1996             1995(1)              1994(1)
                          --------------------- --------------------- -------------------
                            AMOUNT   % OF SALES   AMOUNT   % OF SALES  AMOUNT  % OF SALES
                          ---------- ---------- ---------- ---------- -------- ----------
                                              (DOLLARS IN THOUSANDS)
PC systems..............  $1,252,492    71.0%   $  765,009    64.1%   $366,640    56.3%
Contract manufacturing..     373,622    21.2       188,145    15.8     117,278    18.0
Component recovery......     138,806     7.8       240,176    20.1     167,065    25.7
                          ----------   -----    ----------   -----    --------   -----
Total net sales.........  $1,764,920   100.0%   $1,193,330   100.0%   $650,983   100.0%
                          ==========   =====    ==========   =====    ========   =====

--------
(1) On April 7, 1995, Micron Computer, Inc. ("MCI") and former Micron Custom Manufacturing Services, Inc. ("MCMS"), then subsidiaries of Micron Technology, Inc. ("MTI"), merged with and into ZEOS International, Ltd. ("ZEOS"), and the surviving corporation's name was changed to "Micron Electronics, Inc." (the "MEI Merger"). The table presents net sales of MEI for 1996, compared to MEI's pro forma net sales for 1995 and 1994, as if the MEI Merger had occurred at the beginning of fiscal 1994, giving effect to pro forma adjustments, including amortization of goodwill, certain product and process technology costs and related income tax effects.

PERSONAL COMPUTER SYSTEMS

 PRODUCTS

  MEI develops, markets, manufactures, sells and supports a range of memory intensive, high performance desktop and notebook PC systems and network servers under the Micron brand name. These systems use Pentium and Pentium Pro microprocessors manufactured by Intel Corporation ("Intel") and are assembled to order with differing memory and storage capacities as well as operating and applications software. MEI also offers a variety of peripheral products with its PC systems, including monitors, modems, graphics cards, accelerators and CD-ROM drives.

  As of August 29, 1996, MEI's product line included the following:

  MILLENNIA. The Millennia products are the fastest Pentium and Pentium Pro microprocessor-based computer systems available in MEI's product offerings. The Millennia comes with Pipeline Burst SRAM cache and EDO DRAM memory. The Millennia Plus line adds SCSI standards to the base Millennia line. Targeted for business users and PC enthusiasts, the Millennia and Millennia Plus have been MEI's best-selling products in recent periods. The Millennia Pro and the Millennia Pro Plus are high-end workstations designed specifically for 32-bit and graphic-intense applications. Standard Millennia Pro and Millennia Pro Plus products utilize Pentium Pro microprocessors, include Microsoft Windows NT and are available in various configurations.

  MILLENNIA TRANSPORT. The Millennia TransPort, designed for all users, is MEI's notebook line of computer systems. The TransPort incorporates much of the same technology used in the Millennia desktop lines and can serve as a desktop replacement. With two modular bays, the TransPort offers customers instant custom configuration changes between a hard disk drive, floppy disk drive, CD-ROM drive and an extra battery.

  HOME MPC. The Home MPC line includes Pentium microprocessor-based multimedia computers designed primarily for high performance home use. With an emphasis on multimedia and connectivity, the Home MPC standard configurations include a sound card, speakers, a CD-ROM drive, an internal modem and Internet browser software. In addition, the Home MPC is bundled with a variety of software for home use, personal finance, education and entertainment.

  CLIENTPRO. The ClientPro is MEI's flexible and affordable network solution for businesses, which require computing stability and performance. The ClientPro line is designed to provide reliable, adaptable computing without the need for frequent system upgrades.

  POWERSERVER SMP-N. The PowerServer SMP-N is MEI's network server line. PowerServers are offered with PCI and EISA bus slots for high levels of performance with multiple network interface cards. The PowerServer line provides the capability for dual Pentium processors operating under SMP-compliant operating systems.

  The following chart lists MEI's current PC product lines as well as certain information relating thereto (configurations listed below are subject to change):


PRODUCT LINE             PROCESSOR TYPE AND SPEED      SAMPLE KEY FEATURE SET
------------             ------------------------      ----------------------
DESKTOP PRODUCTS
MILLENNIA                Intel Pentium Processors:     512K Pipeline Burst SRAM cache
                         100MHz                        64MB EDO RAM (up to 128 MB)
                         120MHz                        8X IDE CD-ROM drive
                         133MHz                        3.1GB EIDE hard drive
                         150MHz                        Diamond Stealth 3D 2000 Video
                                                        Card w/4MB EDO RAM
                         166MHz                        17" .26 SVGA monitor
                         200MHz                        Creative Labs Sound Blaster 16
                                                       Advent AV007 speakers
                                                       Microsoft Windows 95 & Plus!
                                                       Microsoft Office Pro 95 &
                                                        Bookshelf 95
---------------------------------------------------------------------------------------
MILLENNIA PLUS           Same as Millennia             Generally same feature set as
                                                        Millennia with SCSI storage
                                                        devices.

MILLENNIA PRO            Intel Pentium Pro Processors: 256K Internal CPU SRAM cache
                         180MHz                        32MB EDO RAM (up to 128 MB)
                         200MHz                        8X IDE CD-ROM drive
                                                       2.1GB EIDE hard drive
                                                       Diamond Stealth 3D 2000 Video
                                                        Card w/4MB EDO RAM
                                                       17" .26 SVGA monitor
                                                       Creative Labs Sound Blaster 16
                                                       Advent AV007 speakers
                                                       Microsoft Windows NT or Windows
                                                        95 & Plus!
                                                       Microsoft Office Pro 95 &
                                                        Bookshelf 95
---------------------------------------------------------------------------------------
MILLENNIA PRO PLUS       Same as Millennia Pro         Generally same feature set as
                                                        Millennia Pro with SCSI storage
                                                        devices.

PRODUCT LINE             PROCESSOR TYPE AND SPEED    SAMPLE KEY FEATURE SET
------------             ------------------------    ----------------------
HOME MPC                 Intel Pentium Processors:   256K Pipeline Burst SRAM cache
                          100MHz                     32MB EDO RAM (up to 128 MB)
                          120MHz                     8X IDE CD-ROM drive
                          133MHz                     2.1GB EIDE hard drive
                          150MHz                     Diamond Stealth 3D 2000 Video
                                                      Card w/2MB EDO RAM
                          166MHz                     17" .26 SVGA monitor
                          200MHz                     28.8Kb Internal Fax/Modem w/full
                                                      duplex speaker phone and voice
                                                      mail
                                                     Microsoft phone telephony
                                                      software
                                                     Creative Labs Sound Blaster 32 3D
                                                      Wavetable stereo sound
                                                     Advent AV270 powered partner 2x25
                                                      watt stereo speakers
                                                     Microsoft Windows 95 & Plus!
                                                     Microsoft Office Pro 95 &
                                                      Bookshelf 95
                                                     Internet ready
                                                     Variety of home-oriented
                                                      software, including Quicken
                                                      Financial Pak and Microsoft Home
                                                      Pak
--------------------------------------------------------------------------------------
CLIENTPRO                Intel Pentium Processors:   256K Pipeline Burst SRAM cache
                          100MHz                     16MB EDO RAM (up to 128MB)
                          120MHz                     1.2GB EIDE hard drive
                          133MHz                     PCI 64-bit graphics accelerator
                          150MHz                      w/2MB EDO RAM
                                                     3COM 3C509 NIC Ethernet Combo
                          166MHz                     14" .28 SVGA monitor
                          200MHz                     Microsoft Windows 95 & Plus!
                                                     Microsoft Works 3.0

--------------------------------------------------------------------------------

PRODUCT LINE             PROCESSOR TYPE AND SPEED    SAMPLE KEY FEATURE SET
------------             ------------------------    ----------------------
PORTABLE PRODUCTS
MILLENNIA TRANSPORT      Intel Mobile Pentium        256K L2 Pipeline Burst cache
                          Processors:
                          133MHz                     32MB EDO RAM (up to 48MB)
                          150MHz                     8X modular CD-ROM drive
                                                     2.1GB removable EIDE hard drive
                                                     PCI graphics accelerator, 1MD EDO
                                                      RAM
                                                     Pick-a-Point dual pointing
                                                      devices
                                                     Intelligent modular lithium-ion
                                                      battery
                                                     12.1" active matrix display,
                                                      800 x 600
                                                     3.5" modular floppy drive
                                                     Creative Labs Sound Blaster 16
                                                     Built-in stereo speakers &
                                                      microphone
                                                     2 Type II/1 Type III PCMCIA slots
                                                     2 infrared ports
                                                     S-Video & NTSC video outputs
                                                     28.8Kb fax/modem
                                                     Leather carrying case
                                                     Microsoft Windows 95 & Plus!
                                                     Microsoft Office Pro 95 &
                                                      Bookshelf 95
                                                     Optional matching black 17"
                                                      monitor, mouse and keyboard
                                                     Optional port replicator,
                                                      including LAN adapter
--------------------------------------------------------------------------------------
SERVER PRODUCTS
POWERSERVER SMP-N        Intel Pentium Processor:    Single or dual 133 MHz processors
                          Available in single or     512K write-back SRAM cache
                          dual
                          133MHz processors
                                                     64MB RAM (up to 512MB)
                                                     8 slots: 2PCI, 5 EISA one
                                                      PCI/EISA shared slot
                                                     PCI Ultra SCSI-2 controller
                                                     8X SCSI-2 CD-ROM drive
                                                     2.0GB Fast SCSI-2 hard drive
                                                     ISA 64-bit graphics accelerator
                                                      w/1MB DRAM
                                                     3COM 3C595 PC 10/100 Ethernet NIC
                                                     15" .28 SVGA monitor
                                                     Tower chassis with 10 drive bays
                                                      & 3 cooling fans
                                                     DOS 6.22
                                                     Novell Netware 4.1 available for
                                                      single processor systems

  To maintain a competitive position in the PC industry, MEI must introduce new products and features that address the needs and preferences of customers in its target markets. The PC industry is characterized by short product life cycles resulting from rapid changes in technology and consumer preferences and rapidly declining component costs. There can be no assurance that the introduction of new products or features by MEI or its competitors will not materially and adversely affect the sale of, or gross margins on, MEI's existing products, or that MEI will be able to adapt to future product changes in the PC industry. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors--Personal Computers--Short PC Product Life Cycles."

 MANUFACTURING AND MATERIALS

  MEI's PC system manufacturing process is designed to provide custom-configured PC products to its customers, and includes assembling components, loading software and testing each system prior to shipment. MEI's PC systems are generally assembled to customer specifications. Parts and components required for each customer order are selected from inventory and are prepared for assembly into a customized PC system. Inventories of certain components are staged for system assembly at their point of use. While custom assembly is advantageous to its customers, MEI is unable to achieve the level of manufacturing efficiency normally associated with high volume production of standardized products. Under MEI's Computers Now! program, a limited number of the most popular PC system configurations are assembled by third parties, under the indirect supervision and management of MEI personnel, in advance of customer orders to facilitate rapid shipment.

  MEI's desktop PC systems are generally assembled in its own facilities. MEI's notebook PC systems are designed to include feature sets defined by MEI but are assembled by a third-party supplier and sent to MEI for final custom configuration and testing. Following assembly, PC systems are powered up, loaded with software and subjected to certain diagnostic tests, including evaluation of each system's functionality and quality. Upon completion of the process, PC systems undergo a final inspection, after which the systems are packaged and shipped to customers.

  MEI relies on third-party suppliers for its PC system components and seeks to identify suppliers which can provide state-of-the-art technology, product quality and prompt delivery at competitive prices. MEI purchases substantially all of its PC components and subassemblies from suppliers on a purchase order basis and generally does not have long-term supply arrangements with its suppliers. Although MEI attempts to use standard components, subassemblies and software available from multiple suppliers, certain of its components, subassemblies and software are available only from sole suppliers or a limited number of suppliers. The microprocessors used in MEI's PC systems are manufactured exclusively by Intel. From time to time, MEI has been unable to obtain a sufficient supply of the latest Intel microprocessors. In addition, MEI currently purchases a significant majority of its motherboards from a single source. A significant portion of the RAM components used in MEI's PC systems are supplied by MTI and MEI expects to continue to rely on MTI as its primary source of RAM components. Although most other components and subassemblies used by MEI are currently available from multiple sources, MEI has from time to time experienced shortages in components and subassemblies used in its PC systems. Any interruption in the supply of any key components or subassemblies used in MEI's PC systems, could result in production delays and adversely affect MEI's business and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors--Personal Computer Systems--Dependence on Key Sources of Supply."

 MARKETING AND SALES

  MEI's direct marketing approach is aimed toward PC users who evaluate products based on performance, price, reliability, service and support. MEI's customer base is comprised primarily of individuals, small to medium-sized businesses and governmental and educational entities. MEI markets its PC systems primarily by strategically placing advertisements in personal computer trade publications, submitting its products for review and evaluation by these publications and advertising its products on its home page on the Internet. MEI also markets its PC systems through direct-mail campaigns and sells a limited number of PCs through its three factory outlet stores located in Idaho, Minnesota and Utah. In addition, MEI sells its PC systems through strategic relationships with third parties having large government procurement contracts. Pricing and terms for such procurement contracts are generally subject to renegotiation or termination by third parties and governmental entities.

  By focusing on the direct sales channel, MEI can avoid dealer markups typically experienced in the retail sales channel, limit inventory carrying costs and maintain closer contact with its target markets. Consumers seeking high performance systems at competitive prices have historically referenced computer trade magazines, and more recently have begun utilizing information available on the Internet, to evaluate systems and configurations best suited to their particular needs. MEI believes that consumer interest in its PC systems has grown significantly and brand name recognition and market acceptance of MEI's products has increased partially as a result of the receipt of awards from trade publications recognizing the price and performance characteristics of Micron brand PC systems and MEI's service and support functions. There can be no assurance that MEI's name recognition and market acceptance of its PC systems will not decline in the future, which could have a material adverse effect on MEI's business and results of operations. There can be no assurance that direct sales of PC systems as a percentage of industry-wide PC sales will increase or that MEI will be able to increase its share of the direct sales market in the future. There can also be no assurance that PC companies that currently distribute their PC systems primarily through distributors and resellers will not implement or devote additional resources to a direct sales strategy, or that the direct sales strategy will be successful in international markets. Any decline in the rate of growth of the PC direct sales channel, or MEI's failure to compete successfully in the direct sales channel, could have a material adverse effect on MEI's business and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Certain Factors--Personal Computer Systems--Reliance on the Direct Sales Approach."

  Direct sales orders are received primarily via telephone and facsimile. MEI sales representatives assist customers in determining system configuration, compatibility and current pricing. Customers generally order systems configured with varying feature sets differentiated by microprocessor speed, hard drive capacity, amount of memory, monitor size and resolution and bundled software, as well as other features. MEI offers its customers a variety of payment alternatives, including commercial trade terms, lease financing, cash on delivery, its own private label credit card and other credit cards.

 PRODUCT WARRANTIES AND TECHNICAL SUPPORT

  MEI believes that PC product warranties and technical support programs are key factors in achieving desired levels of customer satisfaction. In November 1995, MEI introduced its Micron Power warranty, which it believes to be among the most comprehensive in the industry. The key elements of MEI's PC product warranties and technical support programs are as follows:

  30-DAY MONEY BACK GUARANTEE AND MICRON POWER WARRANTY. Customers may generally return products purchased from MEI within 30 days after shipment for a full refund of the purchase price. MEI generally sells each system with the Micron Power warranty, a five-year limited warranty on the microprocessor and main memory and a three-year limited warranty on the remaining hardware. The Micron Power warranty covers repair or replacement for defects in workmanship or materials.

  TECHNICAL SUPPORT. MEI offers its customers telephone access to free technical support services (toll-free in the United States). MEI's technical support and customer service representatives respond to a variety of inquiries from customers, including questions concerning MEI's product offerings, customer order status and post-installation hardware and software issues. Many customer inquiries are resolved over the telephone without the need to repair or replace system components. When repairs are necessary, MEI may ship a replacement part and advise customers via telephone regarding installation, or a customer may elect to ship a system directly to MEI for repair. Technical support services are also provided through MEI's home page on the Internet and through an electronic bulletin board system. These services enable a customer to access system-specific information and recent software updates for many of the software programs and drivers included with MEI's systems. Customers have an option to purchase on-site service from a third-party service provider.

  In recent periods, MEI's PC operations have experienced significant growth in orders for PC systems. MEI has from time to time experienced an increase in the volume of customer service and technical support calls, which has placed, and is expected to continue to place, a strain on MEI's customer service and technical support resources. To be competitive, MEI must invest significant resources in the maintenance and improvement of its customer service and technical support functions. Any failure to maintain adequate customer service and technical support functions could cause customer dissatisfaction with MEI. Customer dissatisfaction could result in reduced sales of PC systems, which could have a material adverse effect on MEI's business and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors--Personal Computer Systems--Investment in Customer Service and Technical Support Systems."

 BACKLOG

  Levels of unfilled orders for PC systems fluctuate depending upon component availability, demand for certain products, the timing of large volume customer orders and MEI's production schedules. Customers frequently change delivery schedules and orders depending on market conditions and other reasons. Unfilled orders can be canceled by the customers any time prior to shipment. As of August 29, 1996, MEI had unfilled orders for PC systems of approximately $63 million compared to $46 million as of August 31, 1995. MEI anticipates that substantially all of the unfilled orders as of August 29, 1996, other than those subsequently canceled, will be shipped within 45 days. Due to a customer's ability to cancel or reschedule orders without penalty, industry seasonality and customer buying patterns, unfilled orders may not be representative of actual sales for any succeeding period. MEI's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors-- General--Fluctuations in Operating Results."

 COMPETITION

  The PC industry is highly competitive and has been characterized by intense pricing pressure, rapid technological advances in hardware and software, frequent introduction of new products, low gross margin percentages and rapidly declining component costs. Competition in the PC industry is based primarily upon performance, price, reliability, service and support. MEI believes that the rate of growth in worldwide sales of PC systems, particularly in the United States, where MEI sells a substantial majority of its PC systems, has declined and may remain below the growth rates experienced in recent years. Any general decline in demand, or a decline in the rate of increase of demand, for PC systems could increase price competition and could have a material adverse effect on MEI's business and results of operations. To remain competitive, MEI must frequently introduce new products and price its products and offer customers lead times comparable to its competitors. In addition, to remain competitive, MEI generally reduces the selling prices of its PC systems in connection with declines in its costs of components. MEI competes with a number of PC manufacturers which sell their products primarily through direct channels, including Dell Computer, Inc. and Gateway 2000, Inc. MEI also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation and Toshiba Corporation, among others, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, retail stores and direct sales forces. Many of MEI's PC competitors offer broader product lines, have substantially greater financial, technical, marketing and other resources than MEI and benefit from component volume purchasing arrangements that are more favorable in terms of pricing and component availability than the arrangements enjoyed by MEI. In addition, as a result of PC industry standards, MEI and its competitors generally use many of the same components, typically from the same set of suppliers, which limits MEI's ability to technologically and functionally differentiate its products. In the future, MEI expects to face increased competition in the U.S. direct sales market from foreign PC suppliers and from indirect domestic suppliers of PC products that decide to implement, or devote additional resources to, a direct sales strategy. In order to gain an increased share of the U.S. PC direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market. MEI's ability to continue to produce competitively priced products and to maintain existing gross margin percentages will depend, in large part, on MEI's ability to sustain high levels of sales and contain and reduce manufacturing and component costs. Any failure by MEI to transition to new products effectively or to accurately forecast demand for its products may have a material adverse effect on MEI's business and results of operations.

CONTRACT MANUFACTURING

 PRODUCTS

  MEI's wholly-owned subsidiary, Micron Custom Manufacturing Services, Inc. ("CMS"), is a contract manufacturer specializing in the assembly of custom complex printed circuit boards, memory modules and system level products. CMS establishes strategic relationships with OEM customers to provide turnkey manufacturing and other related services for cost-effective solutions to their manufacturing requirements.

  The assembly of electronic products has become increasingly sophisticated and complex and requires substantial capital investment. In response, many OEMs are adopting manufacturing outsourcing strategies and relying on manufacturing specialists to support their production needs. OEMs generally use contract manufacturers to gain access to leading manufacturing expertise, reduce time to market, enhance their financial flexibility and improve inventory management. MEI's contract manufacturing operations consist of assembling and testing complex printed circuit boards, memory modules and "box build" final product assembly services. In addition to assembly and test functions, MEI offers a broad range of manufacturing services, including design lay-out and product engineering, materials procurement, turnkey and consignment inventory management, quality assurance and just-in-time delivery.

 MANUFACTURING AND MATERIALS

  MEI uses numerous suppliers for the electronic components and materials, including RAM components, used in its contract manufacturing operations. In fiscal 1996, 1995 and 1994, MEI purchased approximately 27%, 41% and 58%, respectively, of the full specification RAM components used in its contract manufacturing operations from MTI. Such purchases are made by MEI from MTI on a purchase order basis at negotiated prices, and no long-term agreement exists between MEI and MTI for the supply of such components. Shortages of certain types of electronic components, including RAM components, have occurred in the past and may occur in the future. Component shortages or price fluctuations could have a material adverse effect on MEI's business and results of operations.

  MEI procures its materials and components based on purchase orders received and accepted from its customers while seeking to minimize its overall level of inventory. However, MEI's contract manufacturing customers generally require short delivery cycles and quick turnaround and a substantial portion of contract manufacturing orders are scheduled for delivery within 90 days. Although MEI obtains long-term product forecasts from certain of its OEM customers, MEI generally does not have long-term purchase commitments from its customers and periodically makes capital expenditures and other commitments and may incur inventory costs based on anticipated orders. As MEI's OEM customers react to variations in demand for their products due to, among other things, product life cycles, competitive conditions or general economic conditions, and adjust their manufacturing strategies accordingly, MEI is exposed to the risk of its own non-cancelable purchase orders with its suppliers and to market risks for raw materials, work in process and finished goods. From time to time, anticipated orders from MEI's OEM customers have failed to materialize, or delivery schedules have been deferred as a result of changes in the customer's business, adversely affecting MEI's business and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors--Contract Manufacturing--Fluctuations in OEM Orders."

  Nearly all of the products manufactured by MEI's contract manufacturing operations are assembled utilizing surface mount technology ("SMT"), whereby the leads on integrated circuits and other electronic components are soldered to the surface of printed circuit boards. SMT assembly requires expensive capital equipment and a high level of process expertise. CMS has five single-side SMT lines and two double-side, continuous flow SMT lines in its Boise, Idaho facility, which are currently being relocated to CMS' new Nampa, Idaho facility. In addition, CMS has four single-side SMT lines at its Durham, North Carolina facility.

  The Company's contract manufacturing operations perform automated in-circuit and functional testing, and have the capability to perform environmental stress testing as requested by customers. As the density and complexity of electronic circuitry increases, MEI anticipates a need to invest in more sophisticated automated test equipment and inspection systems that provide both three dimensional and X-ray inspection of in-process and final products.

  MEI also utilizes chip on board ("COB") technology in its manufacturing processes. COB technology, including multi-chip module assembly, utilizes unpackaged semiconductor die which are attached to a printed circuit board and then sealed with epoxy. COB is well-suited for applications involving small form factor and high lead count products. MEI also has the capability to utilize ball grid array ("BGA") packaging technology in its assembly process. This packaging technique utilizes an array of "solder balls" in a matrix across the bottom of a component package as opposed to attaching leads around the perimeter of the die. This emerging technology in packaging is typically utilized for high pin count integrated circuits.

 MARKETING AND SALES

  MEI markets its contract manufacturing services through a direct sales force that interfaces with independent sales representatives and OEMs. MEI's contract manufacturing marketing effort is augmented by MTI's sales force, which also markets MEI's services to MTI's customer base. MEI's contract manufacturing marketing efforts also include participating in industry conferences and publishing articles in trade journals.

 PRODUCT WARRANTIES

  MEI generally offers a 90-day warranty on the workmanship of its contract manufacturing services. However, warranties are frequently negotiated with each customer and may therefore be greater than or less than 90 days for any given contract. Generally, a considerable amount of time and effort is invested in the start-up phase of each project. As a result, MEI has not typically experienced significant warranty claims for its contract manufacturing services. However, there can be no assurance that MEI will not experience significant future warranty claims with respect to its contract manufacturing services.

 BACKLOG

   Backlog generally consists of purchase orders believed to be firm that are expected to be filled within the next three months. Backlog for MEI's contract manufacturing operations as of August 29, 1996 and August 31, 1995 was approximately $52 million and $95 million, respectively. The primary reason for the decline from August 31, 1995 to August 29, 1996 was the decline in selling prices for semiconductor memory. Because of variations in the timing of orders, delivery intervals, material availability, customer and product mix and delivery schedules, among other reasons, MEI's contract manufacturing backlog as of any particular date may not be representative of actual sales for any succeeding period.

 COMPETITION

  The contract manufacturing industry is highly competitive. MEI competes against numerous domestic and offshore contract manufacturers, including a significant number of local and regional companies. In addition, MEI competes against in-house manufacturing capabilities of certain of its existing customers as well as with certain large computer manufacturers which also offer third-party contract manufacturing services. MEI's contract manufacturing competitors include, among others, Avex Electronics, Inc., Benchmark Electronics, Inc., Celestica Inc., DOVAtron International, Inc., Flextronics International, Group Technologies Corporation, Jabil Circuits, Inc., Sanmina Corporation, SCI Systems, Inc. and Solectron Corporation. Many of MEI's competitors have substantially greater manufacturing, financial and marketing resources than MEI and have manufacturing operations at multiple domestic and overseas locations.

  MEI believes the significant competitive factors in contract manufacturing include service, quality, price, technology, location and the ability to offer flexible delivery schedules and deliver finished products on an expeditious and timely basis in accordance with customers' expectations. MEI may be at a disadvantage as to certain competitive factors when compared to manufacturers with greater resources than MEI, substantial offshore facilities or substantially larger domestic facilities. There can be no assurance that MEI will compete successfully in the future with regard to these factors. In order to remain competitive, MEI may be required to expand its contract manufacturing capacity and may be required to establish additional international operations. There can be no assurance that MEI will be successful in expanding its contract manufacturing operations on a timely and efficient basis. The failure to do so could have a material adverse effect on MEI's business and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors--Contract Manufacturing--Competition in the Contract Manufacturing Industry."

COMPONENT RECOVERY

 PRODUCTS

  MEI's component recovery operations generally recover, assemble, test, grade and market nonstandard RAM components. MEI seeks to maximize its return on sales of nonstandard RAM components and to develop custom applications for certain of these devices with strategic OEM customers. By working with its customers to develop new applications utilizing nonstandard RAM products, MEI is able to offer low cost memory solutions and to increase assurance of component and product compatibility for its OEM customers.

  Nonstandard RAM components are semiconductor memory devices that do not meet full industry specifications. MEI obtains nonstandard RAM components from certain semiconductor memory manufacturers, generally tests and grades components to their highest functional level and identifies applications in which nonstandard RAM components offer a low-cost memory solution. MEI markets nonstandard RAM components for a wide variety of applications such as PC systems and peripherals, telephone answering machines, electronic games, office equipment and cellular telephones.

  Historically, a substantial majority of the nonstandard RAM components used in MEI's component recovery operations has been obtained from MTI. In fiscal 1996, 1995 and 1994, MEI obtained approximately 61%, 89% and 98%, respectively, of its nonstandard RAM components from MTI. Pursuant to its arrangements with MEI, MTI has been and is required to deliver to MEI all of the nonstandard RAM components produced at MTI's semiconductor memory manufacturing operations. In fiscal 1996, MEI purchased a substantial majority of the remainder of its nonstandard RAM components from a third-party alternative single source. There can be no assurance that nonstandard RAM components obtained from MTI or purchases of components from any alternative sources will continue at quantities sufficient to sustain MEI's component recovery operations at their existing or historic levels. MEI intends to continue to pursue additional third-party sources of nonstandard RAM components; however, there can be no assurance that significant additional supplies will be obtained. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors--Component Recovery--Dependence on Component Recovery Agreement with MTI."

 MANUFACTURING AND MATERIALS

  MEI's component recovery operations require a significant investment in sophisticated testing hardware and software and expertise in semiconductor memory products and manufacturing processes. The semiconductor memory manufacturing process involves a highly complex series of steps performed to create specific electronic features on silicon wafers. Recovery of nonstandard RAM components within the semiconductor manufacturing process is generally performed at two stages: the wafer probe stage and the test stage. The first test of electrical functionality is performed in the semiconductor memory manufacturing process at the wafer probe stage, where die not meeting certain functionality or performance characteristics are segregated while those die which potentially meet full performance specifications continue in the manufacturing process to assembly and test. Although a majority of MEI's nonstandard RAM components are identified for recovery by semiconductor memory manufacturers during the test function, MEI maintains personnel in MTI's semiconductor memory manufacturing facility to identify nonstandard die at the wafer probe stage which may qualify for recovery. Once nonstandard die are identified as recoverable at wafer probe, the die are assembled by MTI and delivered to MEI for testing and grading.

  Upon delivery to MEI, nonstandard RAM components are grouped according to device and package type and staged for a specific sequence of electrical, environmental and mechanical tests identified for that group. MEI's test and product engineers develop the complex testing algorithms and procedures necessary to recover nonstandard RAM components on a cost-effective basis. MEI engineers also develop and implement proprietary software and hardware modifications to automated test and handling equipment. Throughout the testing process, nonstandard RAM components are graded in an effort to segregate less functional nonstandard RAM components and to minimize additional testing with respect to such components. The semiconductor manufacturers' markings are removed during the recovery process and the devices are remarked with MEI's SpecTek brand name or a specific customer's device marking. Test and product engineers develop burn-in testing procedures in order to increase assurance of reliability for devices being produced. MEI strives to maintain close working relationships between its component recovery engineering staff and its customers, and modifies its test procedures and test specifications to ensure generally that nonstandard RAM components properly address customer performance requirements. Once all electrical and environmental testing is accomplished, the devices are subjected to automated and human inspection in order to verify that the devices meet mechanical and cosmetic specifications relating to package, mark and device lead integrity.

  Many semiconductor memory manufacturers are reluctant to sell nonstandard RAM components because such components could compete with their full specification RAM components for similar applications. In addition, some manufacturers are concerned that subsequent testing performed by a component recovery operation could reveal proprietary data regarding manufacturing yields and processes. As a result, there can be no assurance that MEI will be able to obtain nonstandard RAM components from semiconductor manufacturers in quantities sufficient to meet demand for MEI's products. Any reduction in the availability or functionality of nonstandard RAM components from MEI's suppliers could have a material adverse effect on MEI's business and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors--Component Recovery-- Dependence on Component Recovery Agreement with MTI."

 MARKETING AND SALES

  MEI's nonstandard RAM components are marketed primarily to domestic customers through MEI's direct sales force and to international customers through manufacturing representatives. In fiscal 1996, MEI's component recovery operations experienced significant growth in units and total megabits shipped; however, net sales in fiscal 1996 were negatively impacted by a sharp decline in the market price for semiconductor memory products. The market for semiconductor memory historically has been volatile and has experienced significant downturns characterized by diminished product demand, production overcapacity and declines in average selling prices.

  Pricing for MEI's nonstandard RAM products fluctuates, to a large degree, based on industry-wide pricing for semiconductor memory products. During the last three quarters of fiscal 1996, MEI experienced significant declines in the average selling prices of its nonstandard RAM products as industry-wide average selling prices for full specification semiconductor memory products experienced a sharp decline. MEI believes such decline in average selling prices of semiconductor memory products was due primarily to changes in the balance of supply and demand for these commodity products, and MEI is unable to predict the impact of semiconductor memory product market dynamics in future periods. Further declines in industry-wide pricing for semiconductor memory products would likely result in declines in average selling prices of MEI's nonstandard RAM products, which could have a material adverse effect on MEI's business and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors--Component Recovery--Pricing of RAM Products."

 PRODUCT WARRANTIES

  MEI typically offers a 90-day limited warranty on nonstandard RAM components. Longer warranties are offered only in special circumstances. Although MEI's historical warranty claims with respect to nonstandard RAM components have not been material, there can be no assurance that MEI will not experience significant future warranty claims with respect to nonstandard RAM components.

 BACKLOG

  MEI's component recovery customers generally do not order with long lead times, and orders are frequently placed with a provision to renegotiate price at or near the time of shipment. Therefore,

MEI does not believe any backlog of orders for its component recovery products is firm or a reliable indication of actual sales for any succeeding period.

 COMPETITION

  The principal competitive factors in MEI's component recovery operations are access to sources of nonstandard RAM components, testing capabilities, nonstandard RAM component prices and applications engineering. The price of nonstandard RAM components is directly influenced by the price of full specification RAM components, and as higher density memory devices become more prevalent, error correction technologies and solutions improve, semiconductor memory manufacturers have sought ways to recover a portion of their manufacturing costs through recovery of nonstandard RAM components. Certain manufacturers have established internal capabilities and independent companies are pursuing opportunities to recover, test and market nonstandard RAM components. As more semiconductor memory manufacturers recover nonstandard RAM components, the pressure on the remaining manufacturers may increase to develop similar programs, whether internal or external, in order to generate revenue for their nonstandard RAM components. In addition to supplying nonstandard RAM components in the market, in-house component recovery operations eliminate a potential source of supply to MEI. Upon termination or expiration of the Component Recovery Agreement, MTI could develop its own component recovery operation. The loss of a sourcing arrangement, particularly MEI's arrangement with MTI, could have a material adverse effect on MEI's business and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors-- Component Recovery--Dependence on Component Recovery Agreement with MTI."

EXPORT SALES

  MEI's export sales totaled approximately $181 million, $77 million and $26 million in fiscal 1996, 1995 and 1994, respectively. Export sales are denominated primarily in United States dollars.

INTELLECTUAL PROPERTY

  As of August 29, 1996, MEI held 19 United States patents and 10 non-U.S. patents relating to the use of its products and processes. In addition, MEI is the holder of a number of trademarks and registered trademarks.

  It is common in the electronics industry for patent and trademark, as well as other intellectual property right claims, to be asserted against companies, including component suppliers and PC manufacturers. Periodically, MEI is made aware that technology used by MEI may infringe on product and process technology rights held by others. MEI has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for alleged infringement prior to the balance sheet date. MEI would be placed at a competitive disadvantage if it were unable to obtain licenses with royalty payments or other terms at least as favorable as those received by MEI's competitors. MEI has entered into several patent and software license agreements, all of which require one-time or periodic royalty payments. MEI is unable to predict whether any of these license agreements can be obtained or renewed on terms acceptable to MEI. If MEI or its suppliers are unable to obtain or provide licenses necessary to use protected technology or software in their products or processes, MEI may be forced to market products without certain technological features or software, discontinue sales of certain of its products or defend legal actions taken against it relating to patent or copyright protected technology. The inability of MEI to obtain licenses necessary to use certain technology or its inability to obtain such licenses on competitive terms, or any litigation determining that MEI's manufacturing processes or products have infringed on the process or product rights held by others could have a material adverse effect on MEI's business and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors--General-- Intellectual Property Matters."

  MEI, as a majority-owned subsidiary of MTI, enjoys the benefits of certain license agreements between MTI and third parties. MEI makes payments to MTI relating to certain of such agreements, and MEI's rights under such agreements may terminate in the event that MEI is no longer a majority-owned subsidiary of MTI. In the event of any such termination, the inability of MEI to obtain independently licenses necessary to use technology or its inability to obtain licenses on competitive terms, or a finding of infringement against MEI, could have a material adverse effect on MEI's business and results of operations. In addition, MTI has allowed and is currently allowing MEI to use certain of MTI's trademarks and patents, including the Micron brand name, although such use by MEI has not been documented by a license agreement. There can be no assurance that MEI will continue to be able to use such trademarks and patents in the future, particularly if MEI ceases to be a majority-owned subsidiary of MTI. MEI's inability to use such trademarks and patents in the future could have a material adverse effect on MEI's business and results of operations. MEI also relies on trade secret protection for its technology, in part through confidentiality agreements with its employees, consultants and third parties. There can be no assurance that these agreements will not be breached, that MEI will have adequate remedies for any breach or that MEI's trade secrets will not otherwise become known to or independently developed by others. In addition, the laws of certain territories in which MEI's products are or may be developed, manufactured or sold may not protect MEI's products and intellectual property rights to the same extent as do the laws of the United States.

RESEARCH AND DEVELOPMENT

  MEI maintains a research and development operation which had approximately 30 employees as of August 29, 1996. This research and development group focuses its efforts on PC systems, including: motherboards; core logic; embedded PCs, such as those used in point of sale terminal and telecommunication systems; PC BIOS development; and other PC-related products. In addition to assisting MEI's PC operations and its suppliers to maximize the performance of new technologies in the PC industry, MEI's research and development operation performs contract design and engineering services. From concept to completed product, MEI performs circuit and core logic design and development and works with contract manufacturers to build the final product. There can be no assurance that MEI will continue to have access to new technology, be successful in incorporating such new technology in its products or deliver commercial quantities of new products or features in a timely and cost-effective manner. Research and development expenses for fiscal 1996, 1995 and 1994 were approximately $3,050,000, $1,893,000 and $561,000, respectively.

EMPLOYEES

  As of August 29, 1996, MEI employed approximately 1,950 people in its PC operations, 750 people in its contract manufacturing operations and 300 people in its component recovery operations, nearly all of whom are located in the United States, and none of whom are represented by a labor organization with respect to their employment by MEI. MEI has never had an organized work stoppage and considers its employee relations to be satisfactory.

ENVIRONMENTAL REGULATIONS

  Some risks of costs and liabilities related to environmental matters are inherent in MEI's business, as with many similar businesses, and MEI's operations are subject to certain federal, state and local environmental regulatory requirements relating to environmental and waste management. There can be no assurance that material costs and liabilities will not be incurred in maintaining or establishing compliance with current or future requirements. MEI believes that its business is operated in compliance with applicable environmental regulations, the violation of which could have a material adverse effect on MEI. In the event of violation, these regulations provide for civil and criminal fines, injunctions and other sanctions and, in certain instances, allow third parties to sue to enforce compliance. In addition, new, modified or more stringent requirements or enforcement policies could be adopted that may adversely affect MEI's business and results of operations. MEI periodically generates and handles limited amounts of materials that are considered hazardous waste under applicable law. MEI contracts for the off-site disposal of these materials. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors-- Contract Manufacturing--Environmental Regulation."

OFFICERS AND DIRECTORS OF THE REGISTRANT

  The officers and directors of MEI and their ages as of September 30, 1996, are as follows:

NAME                     AGE POSITION
------------------------ --- ---------------------------------------------------------------
Joseph M. Daltoso.......  34 Chairman of the Board, President and Chief Executive
                             Officer of MEI
T. Erik Oaas............  43 Vice President, Finance and Chief Financial Officer of
                             MEI, Director
Gregory D. Stevenson....  35 Executive Vice President, Operations of MEI, Director
Robert F. Subia.........  34 Chairman of the Board, President and Chief Executive Officer of
                             Micron Custom Manufacturing Services, Inc.
                             (a wholly-owned subsidiary of MEI),
                             Director
Jess Asla...............  34 Vice President, Operations of Micron Custom
                             Manufacturing Services, Inc. (a wholly-owned
                             subsidiary of MEI)
George A. Haneke........  48 Vice President, Chief Information Officer
Nelson L. Hanks.........  43 Vice President, Purchasing
Dean A. Klein...........  39 Vice President, Chief Technical Officer
Brian C. Klene..........  38 Executive Vice President, Sales and Marketing
Gene P. Thomas, Jr. ....  35 Vice President, Marketing
Steven R. Appleton......  36 Director
Jerry M. Hess...........  58 Director
Robert A. Lothrop.......  70 Director
John R. Simplot.........  87 Director

  Joseph M. Daltoso served as MTI's Memory Applications Group Manager from May 1990 until April 1992, when he was named President and a director of former Micron Custom Manufacturing Services, Inc., MCMS, then a wholly-owned subsidiary of MTI ("MCMS"). In July 1992, Mr. Daltoso was named Chairman of the Board of Directors of MCMS and, in August 1994, was also named Chief Executive Officer of MCMS. At the effective time of the MEI Merger, Mr. Daltoso was appointed Executive Vice President, Operations and a director of MEI. He was named Chairman of the Board, President and Chief Executive Officer of MEI on April 17, 1995.

  T. Erik Oaas served as the Administration Manager of MTI's Memory Applications Group from July 1988 to April 1992, and as the Administration Manager of MCMS from April 1992 until July 1992, when he was named Vice President, Finance and Treasurer, and a director of MCMS. At the effective time of the MEI Merger, Mr. Oaas was appointed Vice President, Finance and Chief Financial Officer, and a director of MEI.

  Gregory D. Stevenson served as MTI's Partials Business Unit Manager from April 1990 until April 1992. Mr. Stevenson joined MCMS as Component Recovery Business Unit Manager. In July 1992, he was appointed Vice President, Component Recovery of MCMS, and in September 1992, was also appointed a director of MCMS. In August 1993, Mr. Stevenson was appointed Vice President,

Operations of MCMS. At the effective time of the MEI Merger, Mr. Stevenson was appointed Vice President, Nampa Operations and served in that position until July 1995 when he was appointed Executive Vice President, Operations and a director of MEI.

  Robert F. Subia served as a Regional Sales Manager for MTI from 1989 until February 1993. In February 1993, Mr. Subia joined MCMS as Director of Sales and held this position until August 1994, when he was appointed Vice President, Sales. On April 17, 1995, Mr. Subia was appointed Chairman, President and Chief Executive Officer of Micron Custom Manufacturing Services, Inc., a wholly-owned subsidiary of MEI ("CMS"). Mr. Subia was appointed a director of MEI in October 1995.

  Jess Asla served as the Process Engineer Manager for MTI's Memory Applications Group from 1988 until July 1994, when he was named Director of Engineering for MCMS. On April 17, 1995, Mr. Asla was appointed Vice President, Operations of CMS.

  George A. Haneke joined MTI in May 1988 and was named Accounting Manager in 1992. Mr. Haneke joined Micron Computer, Inc. as its Vice President, Finance, Treasurer and Chief Financial Officer in September 1993 and served in this position until the effective time of the MEI Merger. At the effective time of the MEI Merger, Mr. Haneke was appointed Vice President, Chief Information Officer of MEI.

  Nelson L. Hanks served as a consultant for MTI from 1989 to 1991. In 1991, Mr. Hanks was named Chief Executive Officer of Micron Europe Limited, a wholly-owned subsidiary of MTI, and served in this position until 1993. From 1993 until the effective time of the MEI Merger, Mr. Hanks served as Special Projects Manager for MTI. At the effective time of the MEI Merger, Mr. Hanks was appointed Vice President, Purchasing.

  Dean A. Klein was a co-founder of and also served as President of PC Tech, Inc., a wholly-owned subsidiary of MEI, from its inception in 1984. After the acquisition of PC Tech, Inc. by MEI in February 1992, Mr. Klein served as Vice President, Research and Development of MEI and President of PC Tech, Inc. In February 1996, Mr. Klein was named Vice President and Chief Technical Officer of MEI.

  Brian C. Klene joined MTI in January 1989 as Director, Sales and Marketing of the Memory Applications Group and served in that position until July 1990 when he was named Regional Sales Manager for MTI. He served in that position until January 1991 when he was named National Sales Manager of MTI. In July 1995, Mr. Klene joined MEI as Executive Vice President, Sales and Marketing.

  Gene P. Thomas, Jr. served in sales managerial roles with Polaroid Corporation and CompuAdd Computer Corp. and was appointed Director of Marketing for CompuAdd in 1993. Mr. Thomas joined Micron Computer, Inc. as Director of Sales in March 1993 and was appointed Vice President, Sales and Marketing in December 1993. At the effective time of the MEI Merger, Mr. Thomas was appointed Vice President, Micron Computer Sales and Marketing, and on July 31, 1995, was named Vice President, Marketing.

  Steven R. Appleton joined MTI in February 1983 and has served in various capacities with MTI and its subsidiaries, including overseeing MTI's semiconductor operations as President and Chief Executive Officer of Micron Semiconductor, Inc. (then a wholly-owned subsidiary of MTI) from July 1992 to November 1994. Except for a nine day period in January 1996, since May 1994 Mr. Appleton has served as a member of MTI's Board of Directors and since September 1994 Mr. Appleton has served as the Chief Executive Officer, President and Chairman of the Board of Directors of MTI.

  Jerry M. Hess has served as Chairman and Chief Executive Officer of J.M. Hess Construction Company, Inc. since 1959. Mr. Hess has served on MTI's Board of Directors since 1994. At the effective time of the MEI Merger, Mr. Hess was appointed a director of MEI.

  Robert A. Lothrop served as the Senior Vice President of the J.R. Simplot Company, a food processing, fertilizer and agricultural chemicals manufacturing company, from January 1986 until his retirement in January 1991. Mr. Lothrop was elected to MTI's Board of Directors in 1986. In 1992, he was elected to the Board of Directors of Micron Semiconductor, Inc. (then a wholly-owned subsidiary of MTI) and resigned as a director of MTI. Mr. Lothrop was re-elected to MTI's Board of Directors in 1994. At the effective time of the MEI Merger, Mr. Lothrop was appointed a director of MEI.

  John R. Simplot founded and served as Chairman of the Board of Directors of the J.R. Simplot Company prior to his retirement in April 1994. Mr. Simplot currently serves as Chairman Emeritus of the J.R. Simplot Company. Mr. Simplot has served on MTI's Board of Directors since 1980. At the effective time of the MEI Merger, Mr. Simplot was appointed a director of MEI.

ITEM 2. PROPERTIES

  The Company's corporate headquarters, PC manufacturing operations, a majority of its contract manufacturing operations and component recovery operations are based in a number of facilities aggregating approximately 577,000 square feet located in Nampa, Idaho. Approximately 136,000 square feet of the Nampa facilities are dedicated to PC manufacturing, approximately 146,000 square feet are dedicated to contract manufacturing, approximately 40,000 square feet are dedicated to component recovery operations. The balance of the Nampa facilities is dedicated to sales, technical support, customer service, administrative functions and warehouse space.

  The remainder of the Company's PC operations are located in an approximately 60,000 square foot leased facility in Minneapolis, Minnesota, dedicated primarily to sales, technical support and administrative functions.

  The Company also occupies an approximately 61,000 square foot leased facility in Durham, North Carolina, with approximately 43,000 square feet dedicated to contract manufacturing.

  Other leased facilities include three factory outlets in Boise, Idaho, the Salt Lake City, Utah area and the Minneapolis/St. Paul, Minnesota area and a call center office located in Japan.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to various legal actions arising out of the normal course of business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors--Intellectual Property Matters."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET FOR COMMON STOCK

  Micron Electronic, Inc.'s Common Stock trades on the Nasdaq National Market under the symbol "MUEI." On April 7, 1995, MCI and MCMS, then subsidiaries of MTI, merged with and into ZEOS, and the surviving corporation's name was changed to "Micron Electronics, Inc." Prior to April 7, 1995, MEI Common Stock traded under the symbol "ZEOS." The following table shows for the periods indicated the high and low sales prices for the common stock of MEI, as reported by the Nasdaq National Market:

                                                                  HIGH     LOW
                                                                 ------- -------
     1996:
       4th quarter.............................................. $16.500 $ 8.750
       3rd quarter..............................................  17.125   9.000
       2nd quarter..............................................  15.250   9.250
       1st quarter..............................................  29.875  13.000
     1995:
       4th quarter.............................................. $20.125 $13.750
       3rd quarter..............................................  16.250   9.625
       2nd quarter..............................................  11.750   6.750
       1st quarter..............................................   8.125   2.750

HOLDERS OF RECORD

  As of August 29, 1996, there were approximately 2,228 shareholders of record of the Company's Common Stock.

DIVIDENDS

  The Company did not declare or pay any cash dividends during fiscal 1996 or fiscal 1995. Payment of cash dividends is currently limited by the terms of the Company's credit agreement, dated July 3, 1996.

ITEM 6. SELECTED FINANCIAL DATA

                                 1996       1995      1994      1993      1992
                              ----------- --------- --------- --------- ---------
                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales.................... $ 1,764,920 $ 999,999 $ 412,938 $ 162,180 $ 63,692
Operating income.............      75,998   106,493    59,851    21,622    3,716
Net income...................      44,582    65,086    36,898    13,623    2,169
Earnings per share...........        0.48      0.74      0.45      0.17     0.03
Current assets...............     399,116   308,755   120,880    57,439   26,971
Working capital..............     121,766   106,452    45,906    24,123   13,998
Total assets.................     529,933   382,716   151,739    70,289   36,848
Total debt (1)...............      21,297     6,823     7,845     9,327   10,713
Shareholders' equity.........     228,460   173,663    68,169    26,874   13,195

  On April 7, 1995, MCI and MCMS, then subsidiaries of MTI, merged with and into ZEOS, and the surviving corporation's name was changed to Micron Electronics, Inc. A new basis of accounting, based on fair values, was established for the assets and liabilities of ZEOS. Subsequent to the MEI Merger, the Company's financial statements reflect the consolidated results of operations, financial position and cash flows of MEI based on the new basis of accounting for the assets and liabilities of ZEOS and the historical cost bases for the assets and liabilities of MCI and MCMS. Prior to the MEI Merger, the financial statements of the Company include only the combined results of operations, financial position and cash flows of MCI and MCMS.

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors."

--------
(1) Total debt includes all interest-bearing debt of the Company and subsidiaries.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. MEI's actual results could differ materially from MEI's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors."

OVERVIEW

  Micron Electronics, Inc. ("MEI") develops, markets, manufactures, sells and supports a range of memory-intensive, high performance desktop and notebook personal computer ("PC") systems and network server products under the Micron brand name. MEI's contract manufacturing operations specialize in the assembly of custom complex printed circuit boards, memory modules and system level products. MEI's component recovery operations recover, assemble, test, grade and market nonstandard RAM products not meeting full industry standard specification.

  All yearly references are to MEI's fiscal years ended August 29, 1996, August 31, 1995 and September 1, 1994, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

  MEI's net income in 1996 was approximately $44.6 million, or $0.48 per share, on net sales of approximately $1,764.9 million. Net sales in 1996 increased primarily as a result of significantly higher sales of PC systems and higher contract manufacturing revenues, partially offset by lower component recovery sales. MEI's gross margin percentage declined from approximately 17.6% (on a pro forma basis) in 1995 to approximately 14.8% in 1996, primarily as a result of a significantly lower gross margin percentage realized from the component recovery operations and, to a lesser extent, a lower gross margin percentage realized from its contract manufacturing operations. These effects were partially offset by a higher gross margin percentage realized from sales of PC systems, as well as an increase in sales of PC systems as a percentage of total net sales. The gross margin percentage realized on net sales of PC systems increased in 1996 primarily as a result of improved component costs, particularly for RAM products, and generally improved PC inventory management. MEI's gross margin percentage in the fourth quarter of fiscal 1996 benefitted from an adjustment of approximately $13.0 million relating to revisions of estimates for certain contingencies for product and process technology costs. Absent this adjustment, MEI's gross margin percentage in the fourth quarter of fiscal 1996 would have been approximately 17.9%. MEI believes that, as a result of continued pricing pressure on PC systems and a slower rate of decline of, or an increase in, component costs, particularly for RAM products, it may be unable to maintain its gross margin percentage at this level in the foreseeable future.

  MEI's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, critical component availability, the timing of new product introductions by MEI and its competitors, fluctuating market pricing for computer and semiconductor memory products, industry competition, fluctuating component costs, inventory obsolescence, seasonal cycles common in the PC industry, seasonal government purchasing cycles, the effect of product reviews and industry awards, manufacturing and production constraints, changes in product mix and the timing of orders from and shipments to OEM customers. As a result, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period.

  On April 7, 1995, Micron Computer, Inc. ("MCI") and former Micron Custom Manufacturing Services, Inc. ("MCMS"), then subsidiaries of Micron Technology, Inc. ("MTI"), merged with and into ZEOS International, Ltd. ("ZEOS"), and the surviving corporation's name was changed to "Micron Electronics, Inc." (the "MEI Merger"). A new basis of accounting, based on fair values, was established for the assets and liabilities of ZEOS. Subsequent to the MEI Merger, MEI's financial statements reflect the consolidated results of operations, financial position and cash flows of MEI based on the new basis of accounting for the assets and liabilities of ZEOS and the historical cost bases for the assets and liabilities of MCI and MCMS. Prior to the MEI Merger, the financial statements of MEI include only the combined results of operations, financial position and cash flows of MCI and MCMS.

  MEI believes that discussion and analysis of MEI's results of operations on a pro forma basis, which includes the results of operations of ZEOS prior to the MEI Merger, provide a more meaningful comparison than discussion and analysis of MEI's actual results of operations. The following discussion and analysis present MEI's results of operations for 1996, compared to MEI's pro forma results of operations for 1995 and 1994, as if the MEI Merger had occurred at the beginning of 1994, giving effect to pro forma adjustments, including amortization of goodwill, certain product and process technology costs and related income tax effects. The pro forma information is provided for illustrative purposes and is not necessarily indicative of the results of operations that would have occurred if MCI and MCMS had merged with ZEOS at the beginning of fiscal 1994, nor does it represent a forecast of results of operations for any future period.

  In February 1996, MEI adopted a plan to restructure its PC manufacturing operations by discontinuing sales of its ZEOS brand PC systems and closing the related manufacturing operations in Minneapolis, Minnesota. As a result, MEI recorded a restructuring charge of $29.2 million in 1996. Restructuring costs of approximately $28.9 million incurred through August 29, 1996 include approximately $14.5 million related to the disposition of inventory, approximately $11.4 million for the write off of goodwill which resulted from the MEI Merger, approximately $1.1 million related to other asset write downs, approximately $0.6 million related to personnel costs and approximately $1.3 million related to other exit costs.

  Certain reclassifications have been made in the following discussion and analysis to present results of operations on a consistent basis.

RESULTS OF OPERATIONS

 NET SALES

  The following table summarizes MEI's net sales by product line:

                                  1996             PRO FORMA 1995       PRO FORMA 1994
                          --------------------- --------------------- -------------------
                            AMOUNT   % OF SALES   AMOUNT   % OF SALES  AMOUNT  % OF SALES
                          ---------- ---------- ---------- ---------- -------- ----------
PC systems..............  $1,252,492    71.0%   $  765,009    64.1%   $366,640    56.3%
Contract manufacturing..     373,622    21.2       188,145    15.8     117,278    18.0
Component recovery......     138,806     7.8       240,176    20.1     167,065    25.7
                          ----------   -----    ----------   -----    --------   -----
Total net sales.........  $1,764,920   100.0%   $1,193,330   100.0%   $650,983   100.0%
                          ==========   =====    ==========   =====    ========   =====

  Net sales for 1996 were approximately 48% higher than in 1995, primarily due to a significant increase in sales of PC systems and higher revenues from MEI's contract manufacturing operations, partially offset by lower sales from MEI's component recovery operations. Net sales for 1995 were approximately 83% higher than in 1994, due to a significant increase in sales of PC systems and, to a lesser extent, higher revenues from MEI's component recovery operations and contract manufacturing operations.

  PERSONAL COMPUTER SYSTEMS. Net sales of PC systems were significantly higher in 1996 compared to 1995 primarily due to significantly higher unit sales of PC systems and, to a lesser extent, higher average selling prices for such PC systems. Unit sales of PC systems in 1996 were approximately 60% higher compared to 1995 principally due to an increase in sales through the direct channel resulting from increased name recognition and market acceptance of MEI's Micron brand desktop PC systems and continued growth in the direct sales channel. Increased sales to governmental entities and increased sales of notebook systems also contributed to higher overall unit sales. Increased name recognition and market acceptance of MEI's Micron brand PC systems partially resulted from the receipt by MEI of a number of awards from trade publications recognizing the price and performance characteristics of Micron brand PC systems and MEI's service and support functions. There can be no assurance that MEI's name recognition and market acceptance of its PC products will not decline in the future, which could have a material adverse effect on MEI's business and results of operations. See "Certain Factors--Personal Computer Systems--Reliance on the Direct Sales Approach."

  Sales to federal, state and local governmental entities increased as a percentage of total net sales of PC systems in 1996 to approximately 16.3% compared to 5.6% in 1995 and 5.7% in 1994. During 1996, MEI recorded sales of approximately $74.8 million pursuant to two subcontract agreements with prime contractors of the federal government under the PC-1 and Desktop V contracts. MEI substantially discontinued shipments under the PC-1 contract in the second quarter of fiscal 1996 and expects that it will make no future shipments pursuant to the PC-1 contract. The balance of governmental sales in 1996 and those in 1995 and 1994 were generally under the federal government's General Services Administration Vendor program and through other direct sales. The level of MEI's governmental sales is partially dependent on the buying practices of governmental entities and MEI's success in being selected to participate in government contracts in the future, of which there can be no assurance. A significant decline in sales of PC systems pursuant to government contracts could have a material adverse effect on MEI's business and results of operations.

  Sales of notebook systems represented approximately 8.1% of total PC system sales during 1996 compared to approximately 2.5% in 1995 and 5.5% in 1994. MEI experienced an increase in sales of its notebook products in 1996 as a result of the introduction in the third quarter of fiscal 1996 of the Millennia TransPort, MEI's modular design multimedia notebook product. The decline of notebook sales as a percent of total PC system sales in 1995 compared to 1994 was primarily due to the significant increase in desktop PC systems sold in 1995.

  Average selling prices for MEI's PC systems increased in 1996 compared to 1995 primarily as a result of the completion of the transition in product mix toward relatively higher priced Pentium and Pentium Pro microprocessor based systems and customer preferences for more richly configured PC systems with components featuring the latest developments in PC-related technology. In addition, during 1996, MEI experienced higher unit sales of notebook products, which generally have significantly higher average selling prices compared to MEI's overall average selling price for PC systems. MEI's average selling price for PC systems declined approximately 6% in the fourth quarter of fiscal 1996 compared to the third quarter of fiscal 1996, primarily as a result of general price reductions for desktop systems and an increase in volume of lower priced PC systems sold under the Desktop V contract.

  In the second quarter of fiscal 1996, MEI decided to discontinue the manufacture and sale of ZEOS brand PC systems and to close the related manufacturing operations in Minneapolis, Minnesota. As a percentage of total PC system sales, sales of ZEOS brand PC systems represented approximately 7.0% in 1996 compared to 38.5% in 1995 and 65.8% in 1994.

  Sales of PC systems in 1995 increased approximately 109% compared to 1994. In 1995 and 1994, sales of desktop systems constituted approximately 97.5% and 94.5%, respectively, of total PC system sales. The increase in sales of desktop PC systems in 1995 was due to a significant increase in sales of Micron brand PC systems resulting from an increase in name recognition and market acceptance. Slightly higher overall average selling prices of PC systems in 1995 compared to 1994 resulted principally from a shift, beginning in the fourth quarter of fiscal 1994, within the desktop PC product lines from Intel486 microprocessor based systems to relatively higher priced Pentium microprocessor based systems. The effect of this shift in product mix was offset in part by continued competitive pricing pressure.

  CONTRACT MANUFACTURING. Revenues from MEI's contract manufacturing operations were approximately 99% higher in 1996 than in 1995; however, quarterly revenues declined sequentially in 1996 from the second quarter through the fourth quarter. The increase in 1996 revenue compared to 1995 was primarily due to the utilization of increased manufacturing capacity and a higher percentage of turnkey, as opposed to consignment, memory module assembly services. Increased capacity was obtained through the acquisition and utilization of additional manufacturing equipment and the upgrade of existing manufacturing equipment at MEI's Boise, Idaho and Durham, North Carolina facilities. Contract manufacturing revenues in the last three quarters of fiscal 1996 were adversely impacted by an industry-wide decline in pricing for semiconductor memory products.

  Contract manufacturing revenues were higher in 1995 compared to 1994, primarily due to increased manufacturing capacity obtained through the addition of a new surface mount technology ("SMT") line at MEI's Boise facility and the upgrade of MEI's existing production lines. Additionally, two SMT lines were installed at MEI's Durham, North Carolina facility which became fully operational in June 1995.

  MEI continues to rely on a relatively small number of customers for a significant portion of its contract manufacturing business. As a percent of total contract manufacturing revenue for 1996, revenues from MEI's top five contract manufacturing customers, including MTI, were approximately 69%, compared to approximately 58% and 63% in 1995 and 1994, respectively. Revenues, directly or indirectly, from one customer represented approximately 36% of the revenues of MEI's contract manufacturing operations in 1996. Contract manufacturing revenue from MTI was approximately 8%, 13% and 14% of total contract manufacturing revenue in 1996, 1995 and 1994, respectively. The decrease in contract manufacturing revenues from MTI as a percentage of total contract manufacturing revenues was principally due to a reduction in the volume of memory module assembly services provided for MTI. See "Certain Factors--Contract Manufacturing--Customer Concentration."

  COMPONENT RECOVERY. Component recovery net sales were approximately 42% lower in 1996 compared to 1995, primarily due to a significant decline in sales of peripheral add-on memory modules, a significant decline in average selling prices for RAM products and a generally lower grade of nonstandard RAM components received from MTI, MEI's primary supplier. These effects were partially offset by an increase in unit sales of nonstandard RAM products. Sales of peripheral add-on memory modules represented approximately 47% of total sales from MEI's component recovery operations for 1996 compared to approximately 76% for 1995 and 84% in 1994, as MEI changed the focus of its internal production and engineering resources in 1996 primarily to capacity expansion and product development of nonstandard RAM products. The increase in unit sales of nonstandard RAM products in 1996 compared to 1995 was primarily due to the acquisition and utilization of additional test and burn-in equipment and reduced component test times, both resulting in increased throughput for substantially all nonstandard RAM products. MEI's component recovery results of operations are influenced by a number of factors including pricing for, and availability of, nonstandard RAM components. See "Certain Factors--Component Recovery."

  Component recovery net sales were higher in 1995 compared to 1994 as a result of increases in both unit sales and overall average selling prices. Unit sales increased approximately 62% in 1995, primarily due to increased availability of nonstandard RAM components and increased production capacity resulting primarily from the addition of new test and burn-in equipment. Overall average selling prices increased approximately 50% in 1995, primarily due to a shift in the product mix to higher priced, higher density nonstandard RAM components.

  Unit sales of peripheral add-on memory products declined slightly in 1995 compared to 1994, but the average memory density per module increased approximately 56%. Overall average selling prices of peripheral add-on memory products increased approximately 75% in 1995 compared to 1994, due largely to the increase in the average memory density per module.

  Historically, a substantial majority of the nonstandard RAM components used in MEI's component recovery operations has been obtained from MTI. In 1996, MEI obtained approximately 61% of its nonstandard RAM components from MTI, compared to approximately 89% in 1995 and 98% in 1994. In 1996, a substantial majority of the remainder of its nonstandard RAM components were purchased from a single third-party alternative source. Purchases from this alternative source are generally negotiated on a purchase order basis. There can be no assurance MEI will be able to negotiate future purchases from this alternative source on terms acceptable to MEI. Unless MEI is able to continue obtaining significant quantities of nonstandard RAM components from alternative sources, MEI's component recovery operations could be limited by the volume of nonstandard RAM components supplied by MTI. Changes in MTI's semiconductor manufacturing processes resulting in improvement of device yields and/or changes in the nonstandard RAM product mix and specifications, or other changes or events at MTI adversely affecting its overall manufacturing output, could adversely affect the volume of nonstandard RAM components supplied by MTI. Any reduction in the availability or functionality of nonstandard RAM components from MEI's suppliers could have a material adverse effect on MEI's business and results of operations. See "Certain Factors--Component Recovery--Dependence on Component Recovery Agreement with MTI."

 GROSS MARGIN

                                                   PRO FORMA           PRO FORMA
                                  1996    % CHANGE   1995     % CHANGE   1994
                                --------  -------- ---------  -------- ---------
Gross margin................... $261,185    24.6%  $209,578     99.9%  $104,839
as a % of net sales............     14.8%              17.6%               16.1%

  MEI's overall gross margin percentage declined to approximately 14.8% in 1996 from 17.6% in 1995. The decrease in gross margin percentage in 1996 compared to 1995 was primarily a result of a significantly lower gross margin percentage realized from MEI's component recovery operations and, to a lesser extent, a lower gross margin percentage realized from MEI's contract manufacturing operations. These effects were partially offset by a higher gross margin percentage realized from MEI's PC operations.

  MEI's overall gross margin percentage was higher in 1995 compared to 1994 principally due to the adjustment in 1994 of approximately $5.7 million relating to the write down of certain ZEOS brand PC inventories. Absent the effect of this adjustment, MEI's gross margin percentage increased slightly in 1995 compared to 1994, reflecting the favorable effect of a higher gross margin percentage realized in MEI's component recovery operations, offset in part by an increase in sales of PC systems as a percentage of total net sales.

  PERSONAL COMPUTER SYSTEMS. The gross margin amount provided by MEI's PC operations in 1996 increased approximately 120% compared to 1995 principally due to the higher level of net sales of PC systems and a generally higher gross margin percentage realized on such sales. The gross margin percentage for sales of MEI's PC systems increased in 1996 compared to 1995 primarily as a result of improved component costs, particularly for RAM products, and generally improved inventory management. MEI's cost of RAM products, which represents a significant portion of total PC component costs, decreased significantly during the last three quarters of fiscal 1996. There can be no assurance that MEI's future cost of components will decrease at rates comparable to those in recent periods, or at all, or that MEI's selling prices for its PC systems will not decrease at a rate faster than the decline in its component costs. In addition, increased sales of MEI's notebook products favorably affected MEI's gross margin percentage for sales of PC systems. These systems generally have had higher selling prices and gross margins compared to the balance of MEI's PC systems. MEI continues to experience significant pressure on its gross margins as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices. In addition, MEI's gross margin percentage will continue to depend in large part on its ability to effectively manage its inventories of PC system components. See "Certain Factors--Personal Computer Systems--

Competition in the PC Industry" and "Certain Factors--Personal Computer Systems--Inventory Management."

  MEI's gross margin from sales of PC systems in the fourth quarter of fiscal 1996 was favorably affected by an adjustment relating to revisions of estimates for certain contingencies for product and process technology costs. In September 1996, MEI entered into a license agreement and, through MTI, became licensed under another agreement, each providing for the use of certain technology in its PC operations. As a result, MEI believes that its charges for product and process technology in future periods as a percent of net sales of PC systems will approximate the rate experienced in fiscal 1996 after giving effect to the fourth quarter adjustments. Future charges for product and process technology may fluctuate, however, as a result of resolution of asserted claims of infringement and claims that may be asserted in the future. In addition, MEI's rights under such license agreement may terminate in the event that MEI is no longer a majority-owned subsidiary of MTI. See "Certain Factors--General--Intellectual Property Matters."

  The increase in government sales in 1996, in particular those under federal government procurement contracts, adversely affected MEI's overall PC gross margin percentage, as these sales generally have lower gross margin percentages than the balance of MEI's PC sales.

  The gross margin on sales of PC systems in 1995 remained relatively stable compared to 1994. MEI's gross margin percentage realized on sales of PC systems in 1995 was adversely affected by continued intense pressure on pricing for PC products. MEI's gross margin percentage realized on sales of PC systems in 1994 was negatively affected by the write down of certain ZEOS brand PC systems and components.

  CONTRACT MANUFACTURING. The gross margin percentage realized from MEI's contract manufacturing operations decreased in 1996 compared to 1995, due primarily to an increase in the percentage of total revenues derived from MEI's turnkey memory module assembly services. Such assembly services generally have a lower gross margin percentage than the balance of MEI's contract manufacturing services.

  COMPONENT RECOVERY. The gross margin percentage realized by MEI from its component recovery operations declined significantly in 1996 compared to 1995, primarily due to significantly lower average selling prices resulting from a sharp industry-wide decline in market prices for semiconductor memory products. Gross margins were also adversely affected by the increased purchases by MEI of nonstandard RAM components from third-party suppliers relative to the amount of components obtained from MTI under the Revenue Sharing Agreement. Under the Revenue Sharing Agreement, MEI's costs of components were generally determined at the time products were sold and were generally equal to one-half the price realized from such sales. MEI entered into the Component Recovery Agreement with MTI, dated as of August 14, 1996 and effective the first day of fiscal year 1997, which replaces the Revenue Sharing Agreement. Under the Component Recovery Agreement, MEI's costs of components will be generally determined as one-half of the net operating income generated from sales of nonstandard RAM products obtained from MTI. See "Certain Factors--Component Recovery-- Dependence on Component Recovery Agreement with MTI."

  While overall gross margins on component recovery sales increased in 1995 over 1994, in the fourth quarter of fiscal 1995, MTI's improved semiconductor testing processes resulted in the shipment of a reduced amount of higher functional nonstandard RAM components to MEI for recovery, thus reducing MEI's average selling prices and gross margins for such products.

  In the event that average selling prices for MEI's nonstandard RAM products continue to decline, the gross margin percentage for MEI's component recovery operation would decline further and overall results of operations could be adversely affected. See "Certain Factors--Component Recovery--Pricing of RAM Products."

 SELLING, GENERAL AND ADMINISTRATIVE

                                                  PRO FORMA          PRO FORMA
                                 1996    % CHANGE   1995    % CHANGE   1994
                               --------  -------- --------- -------- ---------
Selling, general and adminis-
 trative...................... $152,937    53.7%   $99,524    60.5%   $62,005
as a % of net sales...........      8.7%               8.3%               9.5%

  Selling, general and administrative ("SG&A") expenses increased in absolute dollars, and as a percent of net sales, in 1996 compared to 1995 primarily due to higher levels of personnel costs associated with the expanded PC operations. During the fourth quarter of fiscal 1996, MEI charged operations with a $9.0 million accrual relating to revisions of estimates for selling costs associated with sales of PC systems. Pro forma SG&A expenses in 1995 and 1994 included approximately $4.9 million for amortization of goodwill, as if the MEI Merger had occurred at the beginning of 1994. SG&A expenses in 1996 included approximately $1.2 million of goodwill amortization, reflecting charges prior to the write off of unamortized goodwill in connection with MEI's restructuring charge in the second quarter of fiscal 1996.

  SG&A expenses increased in 1995 compared to 1994, due primarily to higher levels of personnel costs and, to a lesser extent, increased advertising costs and credit card processing fees associated with MEI's increased level of net sales of PC systems. As a percent of net sales, SG&A expenses decreased in 1995 compared to 1994 due to the relatively higher rate of growth of sales over the same period.

 INCOME TAX PROVISION

                                                     PRO FORMA          PRO FORMA
                                    1996   % CHANGE    1995    % CHANGE   1994
                                   ------- --------  --------- -------- ---------
Income tax provision.............. $35,055  (21.5)%   $44,651   146.8%   $18,090

  The effective income tax rate was 44.0% in 1996 and 40.6% in 1995, reflecting the federal statutory rate, the net effect of state taxes, the effect of goodwill amortization and the write off during the second quarter of 1996 of approximately $11.4 million of nondeductible goodwill. Without giving effect to nondeductible goodwill charges in 1996 totalling approximately $12.6 million, MEI's effective income tax rate would have been 38.0%. MEI's effective income tax rate of 40.6% for 1995 was lower than the effective income tax rate of 43.4% in 1994 due primarily to the decrease in the effect on pretax income of nondeductible goodwill in 1995. Both the 1995 and 1994 rates reflect the federal statutory rate, the net effect of state taxes and the effect of goodwill amortization. As of June 1996, MEI was not consolidated with MTI for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

  As of August 29, 1996, MEI had cash and equivalents of $115.8 million, representing an increase of $46.4 million compared to August 31, 1995. Principal sources of liquidity in 1996 were cash flows from operations of $117.8 million, borrowings under equipment financing arrangements of $17.8 million and proceeds from the sale of property, plant and equipment of $6.4 million. Principal uses of cash in 1996 were property, plant and equipment expenditures of $90.1 million for expansion and capacity improvements of MEI's manufacturing operations and repayment of MEI's long-term loan from MTI of $6.7 million.

  MEI has an unsecured revolving credit facility with MTI which provides for borrowings of up to $80.0 million, based on MEI's tangible net worth. As of August 29, 1996, MEI was eligible to borrow approximately $52.0 million under the facility, but had no borrowings outstanding. In fiscal 1996, MEI established an unsecured revolving credit facility with financial institutions providing for borrowings of up to $40.0 million, based on the amount of MEI's eligible receivables. As of August 29, 1996, MEI was eligible to borrow $40.0 million pursuant to this credit facility, but had no borrowings outstanding.

  At August 29,1996, MEI had commitments of approximately $7.5 million for capital expenditures for expansion and upgrade of facilities and equipment. MEI anticipates making capital expenditures in fiscal 1997 in excess of $90.0 million. MEI has nearly completed construction of an approximately 200,000 square foot facility in Nampa, Idaho. This new facility is expected to provide space for the transfer of MEI's Boise, Idaho contract manufacturing operations and for certain sales and administrative functions of MEI's other operations and will provide space for possible future expansion. In the third quarter of fiscal 1996, MEI sold its Boise, Idaho contract manufacturing facility for approximately $5.0 million.

  MEI expects that its future working capital requirements will continue to increase. MEI believes that currently available cash and equivalents, cash flows from operations, MEI's current credit facilities and equipment financings will be sufficient to fund its operations through fiscal 1997. However, maintaining an adequate level of working capital through the end of fiscal 1997 and thereafter will depend in large part on the success of MEI's products in the marketplace and MEI's ability to control inventory levels, component costs and other operating expenses. MEI may require additional financing for growth opportunities, including any internal expansion that MEI may undertake, expansion and capacity enhancements to additional sites, or strategic acquisitions or partnerships. There can be no assurance that any financings will be available on terms acceptable to MEI, if at all.

  Due to MTI's ownership of approximately 79% of the outstanding shares of common stock of MEI as of August 29, 1996, only a limited percentage of MEI's common stock is traded in the public market, which limits the trading liquidity of MEI's common stock and may limit MEI's ability to complete future equity financings. In addition, the sales of substantial amounts of shares of common stock of MEI currently held by MTI on the open market could adversely affect the prevailing market prices of the common stock of MEI, which could further limit MEI's ability to complete future equity financings. See "Certain Factors--General--Concentration of Ownership of Common Stock of MEI."

CERTAIN FACTORS

  In addition to factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of MEI.

GENERAL

 FLUCTUATIONS IN OPERATING RESULTS

  MEI's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, critical component availability, the timing of new product introductions by MEI and its competitors, fluctuating market pricing for computer and semiconductor memory products, industry competition, fluctuating component costs, inventory obsolescence, seasonal cycles common in the PC industry, seasonal government purchasing cycles, the effect of product reviews and industry awards, manufacturing and production constraints, changes in product mix and the timing of orders from and shipments to OEM customers. As a result, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period.

 MANAGEMENT OF GROWTH

  In recent periods, MEI has experienced rapid revenue growth and an expansion in the number of its employees, in the breadth and complexity of its management, operating and financial information systems and in its geographic scope of operations. This growth has resulted in new and increased responsibilities for MEI's management and has placed, and continues to place, significant demands upon MEI's management, operating and financial information systems, technical support systems and other resources. MEI continues to consider various expansion alternatives, including expansion of facilities, acquisition of facilities in alternative geographic regions and certain strategic relationships. There can be no assurance that MEI's management resources, operating and financial information systems, technical support systems and other resources will be adequate to support MEI's existing or future operations. Any failure to effectively monitor, implement or improve MEI's operational, financial, management and technical support systems could have a material adverse effect on MEI's business and results of operations.

 CONTROL BY MTI

  As of August 29, 1996, MTI owned approximately 79% of the outstanding common stock of MEI. In addition, four of the eight directors of MEI are also directors of MTI, including Steven R. Appleton, Chairman and Chief Executive Officer of MTI. So long as MTI continues to own a majority of the outstanding common stock of MEI, MTI has the ability to control the outcome of matters requiring shareholder approval, including the election of directors, and generally has the ability to control the management and certain financial and other affairs of MEI. Termination of certain of MEI's arrangements by MTI or MTI's control in negotiating arrangements resulting in terms less favorable to MEI could adversely affect MEI's business and results of operations. In the event that MEI were to cease to be a majority-owned subsidiary of MTI, certain of MEI's arrangements with MTI could terminate, which could have a material adverse effect on MEI's business and results of operations.

 INTELLECTUAL PROPERTY MATTERS

  It is common in the electronics industry for patent and trademark, as well as other intellectual property right claims, to be asserted against companies, including component suppliers and PC manufacturers. Periodically, MEI is made aware that technology used by MEI may infringe on product and process technology rights held by others. MEI has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for alleged infringement prior to the balance sheet date. MEI would be placed at a competitive disadvantage if it were unable to obtain licenses with royalty payments or other terms at least as favorable as those received by MEI's competitors. MEI has entered into several patent and software license agreements, all of which require one-time or periodic royalty payments. MEI is unable to predict whether any of these license agreements can be obtained or renewed on terms acceptable to MEI. If MEI or its suppliers are unable to obtain or provide licenses necessary to use protected technology or software in their products or processes, MEI may be forced to market products without certain technological features or software, discontinue sales of certain of its products or to defend legal actions taken against it relating to patent or copyright protected technology. The inability of MEI to obtain licenses necessary to use certain technology, or MEI's inability to obtain such licenses on competitive terms, or any litigation determining that MEI's manufacturing processes or products have infringed on the process or product rights held by others could have a material adverse effect on MEI's business and results of operations.

  MEI, as a majority-owned subsidiary of MTI, enjoys the benefits of certain license agreements between MTI and third parties. MEI makes payments to MTI relating to certain of such agreements, and MEI's rights under such agreements may terminate in the event that MEI is no longer a majority-owned subsidiary of MTI. In the event of any such termination, the inability of MEI to obtain independently licenses necessary to use technology or its inability to obtain licenses on competitive terms, or a finding of infringement against MEI could have a material adverse effect on MEI's business and results of operations. In addition, MTI has allowed and is currently allowing MEI to use certain of MTI's trademarks and patents, including the Micron brand name, although such use by MEI has not been documented by a license agreement. There can be no assurance that MEI will continue to be able to use such trademarks and patents in the future, particularly if MEI ceases to be a majority-owned subsidiary of MTI. MEI's inability to use such trademarks and patents in the future could have a material adverse effect on MEI's business and results of operations.

 INTERNATIONAL OPERATIONS

  Approximately 10% of MEI's sales for the fiscal year ended August 29, 1996 were attributable to sales outside the United States, and MEI believes international sales as a percentage of total MEI sales will increase in the future, particularly for PC systems and contract manufacturing services. In marketing its PC systems in foreign countries, MEI uses either direct selling or indirect selling through distributors, depending on consumer preferences, local infrastructure, language and marketing methods. MEI recently announced its plan to establish a PC sales and technical support call center in Japan. There can be no assurance that the establishment of this call center will not have an adverse effect on MEI's current relationships with its Japanese distributors. MEI is in the early stages of establishing a contract manufacturing operation in Malaysia, and MEI continues to evaluate the benefits and risks associated with overseas manufacturing for its PC and contract manufacturing operations. There can be no assurance that the establishment of the Japan and Malaysia operations or any other international expansion will be successful, and any failure by MEI to achieve success in international operations could materially and adversely affect MEI's business and results of operations. MEI's international operations are subject to a number of other risks, including, without limitation, fluctuations in the value of currencies, export duties, import controls, trade barriers, restrictions on funds transfer, greater difficulty in accounts receivable collections, political and economic instability and compliance with foreign laws.

 DEPENDENCE ON KEY PERSONNEL

  The future success of MEI will depend, in part, on its ability to attract and retain key management and technical personnel. MEI has enhanced its respective management and technical expertise by recruiting qualified individuals who possess desired skill sets and experience in certain targeted areas. There is competition for such personnel in the electronics industries, and MEI's inability to attract and retain sufficient additional employees, particularly in the areas of engineering, information technology and technical support resources, could have a material adverse effect on MEI's business and results of operations. MEI does not currently maintain "key man" life insurance with respect to any of its employees. There can be no assurance that MEI will not lose key personnel or that the loss of any key personnel will not have an adverse effect on MEI's business and results of operations.

 CONCENTRATION OF OWNERSHIP OF COMMON STOCK OF MEI

  Due to MTI's ownership of approximately 79% of the outstanding shares of common stock of MEI, only a limited percentage of common stock of MEI is traded in the public market, which limits the trading liquidity of the common stock of MEI and may limit MEI's ability to complete future equity financings. The sale of substantial amounts of shares of common stock of MEI currently held by MTI on the open market could adversely affect the prevailing market prices of common stock of MEI. MTI's ability to sell shares of common stock of MEI is subject to volume and other restrictions pursuant to Rule 145 promulgated under the Securities Act.

 VOLATILITY OF STOCK PRICE

  The trading prices of the common stock of MEI and the stock of other companies primarily engaged in the PC industry have had a history of significant volatility. The trading price of common stock of MEI is subject to significant fluctuations due to general market conditions in the PC industry, announcements of technological innovations or new commercial products by competitors, component availability and pricing, the significant number of shares of common stock of MEI eligible for future sale into the public market or other factors. The stock market generally has experienced significant price and volume fluctuations, and such fluctuations have impaired stock prices for many high technology companies. These broad market fluctuations, as well as general economic conditions and the financial performance of MEI, may adversely affect the market price of common stock of MEI.

PERSONAL COMPUTER SYSTEMS

 COMPETITION IN THE PC INDUSTRY

  The PC industry is highly competitive and has been characterized by intense pricing pressure, rapid technological advances in hardware and software, frequent introduction of new products, low gross margin percentages and rapidly declining component costs. Competition in the PC industry is based primarily upon performance, price, reliability, service and support. MEI believes that the rate of growth in worldwide sales of PC systems, particularly in the United States, where MEI sells a substantial majority of its PC systems, has declined and may remain below the growth rates experienced in recent years. Any general decline in demand, or a decline in the rate of increase of demand, for PC systems could increase price competition and could have a material adverse effect on MEI's business and results of operations. To remain competitive, MEI must frequently introduce new products and price its products and offer customers lead times comparable to its competitors. In addition, to remain competitive, MEI generally reduces the selling prices of its PC systems in connection with declines in its costs of components. MEI competes with a number of PC manufacturers which sell their products primarily through direct channels, including Dell Computer, Inc. and Gateway 2000, Inc. MEI also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation and Toshiba Corporation among others, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, retail stores and direct sales forces. Many of MEI's PC competitors offer broader product lines, have substantially greater financial, technical, marketing and other resources than MEI and may benefit from component volume purchasing arrangements that are more favorable in terms of pricing and component availability than the arrangements enjoyed by MEI. In addition, as a result of PC industry standards, MEI and its competitors generally use many of the same components, typically from the same set of suppliers, which limits MEI's ability to technologically and functionally differentiate its products. In the future, MEI expects to face increased competition in the U.S. direct sales market from foreign PC suppliers and from indirect domestic suppliers of PC products that decide to implement, or devote additional resources to, a direct sales strategy. In order to gain an increased share of the U.S. PC direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market. MEI's ability to continue to produce competitively priced products and to maintain existing gross margin percentages will depend, in large part, on MEI's ability to sustain high levels of sales, and control inventory levels, component cost and other operating expenses. Any failure by MEI to transition to new products effectively or to accurately forecast demand for its products may adversely affect MEI's business and results of operations.

 INVENTORY MANAGEMENT

  MEI's ability to compete successfully in the PC market in the future will depend in large part on its ability to effectively manage its inventories of PC components. MEI's PC operations focus on the direct sale of assemble-to-order PC systems that feature components incorporating the latest technological developments in the PC industry. MEI has experienced in the past, and could experience in the future, inventory obsolescence resulting from, among other things, the fast pace of technological developments in the PC industry and the short product life cycles of PC systems and components. In addition, because high volumes of quality components are required for the manufacture of MEI's PC systems, MEI has experienced in the past, and expects to experience in the future, shortages and other supply constraints of key components. Such shortages or supply constraints have in the past and could in the future adversely affect MEI's ability to ship products on schedule or at expected gross margins. To be successful in the future, MEI must accurately anticipate demand for its products and obtain adequate supplies of components to meet such demand. The failure of MEI to manage its inventories effectively could result in inventory obsolescence, excess inventories, component shortages and untimely shipment of products, any of which could have a material adverse effect on MEI's business and results of operations.

 SHORT PC PRODUCT LIFE CYCLES

  To maintain a competitive position in the PC industry, MEI must introduce new products and features that address the needs and preferences of customers in its target markets. The PC industry is characterized by short product life cycles resulting from rapid changes in technology and consumer preferences and declining product prices. In fiscal 1996, MEI introduced numerous new products and features. There can be no assurance that these products or features will be successful, that the introduction of new products or features by MEI or its competitors will not materially and adversely affect the sale of the existing products of MEI or that MEI will be able to adapt to future changes in the PC industry. MEI does not maintain traditional research and development groups. Instead, MEI strives to work closely with PC component suppliers and other technology developers to evaluate the latest developments in PC-related technology. There can be no assurance that MEI will continue to have access to new technology, will be successful in incorporating new technology in its products or will be able to deliver commercial quantities of new products or features in a timely and cost-effective manner.

 DEPENDENCE ON KEY SOURCES OF SUPPLY

  MEI purchases substantially all of its PC components and subassemblies from suppliers on a purchase order basis and generally does not have long-term supply arrangements with its suppliers. Certain components, subassemblies and software included in MEI's PC systems are obtained from sole suppliers or a limited number of suppliers. The microprocessors used in MEI's PC systems are manufactured exclusively by Intel. From time to time, MEI has been unable to obtain sufficient supply of the latest Intel microprocessors. In addition, MEI currently purchases a significant majority of its motherboards from a single source. A significant portion of the RAM components used in MEI's PC systems are supplied by MTI, and MEI expects to continue to rely on MTI as its primary source of RAM components. MEI focuses on providing PC systems that feature components incorporating the latest technological developments in the PC industry, which components are periodically in short supply and are available from sole or a limited number of suppliers. As a result, MEI has experienced in the past, and expects to experience in the future, shortages in the components and subassemblies used in its PC systems. In recent weeks, MEI has experienced, and continues to experience, difficulty in obtaining a sufficient supply of certain Intel Pentium Pro microprocessors and certain disk drives. MEI relies, to a certain extent, upon its suppliers' abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the PC industry. MEI's reliance on a limited number of suppliers and on a strategy of incorporating the latest technological developments into its PC systems involves several risks, including the possibility of shortages and/or increases in costs of components, subassemblies and software, and risk of reduced control over delivery schedules, which could have a material adverse effect on MEI's business and results of operations.

  MEI's Millennia TransPort notebook PC systems are currently assembled by a single third-party manufacturer. This outsourcing arrangement and any future outsourcing arrangements that MEI may enter into may reduce the direct control MEI has over certain components and the assembly of such products. It is uncertain what effect such limited control will have over the quality of the products manufactured, MEI's ability to ship such products on a timely basis or the flexibility of MEI to respond to changing market conditions. Moreover, although arrangements with such manufacturers may contain provisions for warranty obligations on the part of such manufacturers, MEI remains primarily responsible to the consumer for warranty obligations. Any unanticipated product defect or warranty obligation, whether pursuant to arrangements with third-party manufacturers or otherwise, could adversely affect MEI's business and results of operations.

 STATE TAXATION

  Several states have enacted legislation which would require out of state direct marketers to collect and remit sales and use taxes based on certain limited contacts with the state. Taxation authorities in certain states have, from time to time, solicited information from MEI to determine whether MEI has sufficient contacts with such states to require payment of sales and use taxes on its PC systems sold to customers in those states. MEI could be required to pay sales and use taxes and income and franchise taxes related to MEI's operations in prior periods, which could have a material adverse effect on MEI's business and results of operations. In addition, MEI may be increasing its contacts and presence in various states as it pursues its business strategies. As a result of its contacts, MEI may be required to collect and remit sales and use taxes in the future, which could have a material adverse effect MEI's business and results of operations.

 RELIANCE ON THE DIRECT SALES APPROACH

  MEI currently markets its PC systems directly to individuals, small and medium-sized businesses and governmental and educational entities through advertisements in personal computer trade publications, direct-mail campaigns and on the Internet. Direct sales orders are received primarily by telephone by MEI sales representatives who review configuration options and pricing with the customer. The direct sales approach may make it difficult for MEI to penetrate specific markets and may be less appealing to first-time PC buyers than other sales channels. In addition, MEI's ability to increase future sales of PC systems is dependent in part on the growth of the direct sales channel. MEI believes that in order to retain customer interest in its PC systems and brand name recognition of its products, MEI must continue to offer products, services and support which are recognized by trade publications for overall performance, price, reliability and quality. There can be no assurance that MEI's name recognition and market acceptance of its PC products will not decline in the future, which could have a material adverse effect on MEI's business and results of operations. There can be no assurance that direct sales of PC systems as a percentage of industry-wide PC sales will increase or that MEI will be able to increase its share of the direct sales market in the future. There can also be no assurance that PC companies that currently distribute their PC products primarily through distributors and resellers will not implement or devote additional resources to a direct sales strategy, or that the direct sales strategy will be successful in international markets. Any decline in the rate of growth of the PC direct sales channel, or MEI's failure to compete successfully in the direct sales channel, could have a material adverse effect on MEI's business and result of operations.

 INVESTMENT IN CUSTOMER SERVICE AND TECHNICAL SUPPORT SYSTEMS

  In recent periods, MEI's PC operations have experienced significant growth in orders for PC systems. MEI has from time to time experienced an increase in the volume of customer service and technical support calls, which has placed, and is expected to continue to place, a strain on MEI's customer service and technical support systems. To be competitive, MEI must invest significant resources in the maintenance and improvement of its customer service and technical support systems. Any failure to maintain adequate customer service and technical support systems could cause customer dissatisfaction with MEI. Customer dissatisfaction could result in reduced sales of PC systems, which could have a material adverse effect on MEI's business and results of operations.

 GOVERNMENT REGULATION OF THE PC INDUSTRY

  Prior to marketing its PC systems, MEI must receive certification that such systems meet standards established by the Federal Communications Commission and certain foreign agencies for radio frequency emissions. Any delay or failure by MEI to obtain such certifications may delay or prevent MEI from introducing new products on a timely basis, which could have a material adverse effect on MEI's business and results of operations. In addition, the U.S. Federal Trade Commission and the Department of Commerce, along with similar foreign agencies in other jurisdictions, have promulgated certain regulations that affect MEI's shipping, advertising and general operations. Any failure by MEI to comply with such regulations could result in significant penalties, fines or marketing restrictions, which in turn could have a material adverse effect on MEI's business and results of operations.

CONTRACT MANUFACTURING

 COMPETITION IN THE CONTRACT MANUFACTURING INDUSTRY

  The contract manufacturing industry is highly competitive. MEI's contract manufacturing operations compete against numerous domestic and offshore contract manufacturers, including a significant number of local and regional companies. In addition, MEI competes against in-house manufacturing capabilities of certain of its existing customers as well as with certain large computer manufacturers which offer third-party contract manufacturing services. MEI's contract manufacturing competitors include, among others, Avex Electronics, Inc., Benchmark Electronics, Inc., Celestica Inc., DOVAtron International, Inc., Flextronics International, Group Technologies Corporation, Jabil Circuits,
Inc., Sanmina Corporation, SCI Systems, Inc. and Solectron Corporation. Many of MEI's competitors have substantially greater manufacturing, technical, financial, personnel, marketing and other resources than MEI and have manufacturing operations at multiple domestic and overseas locations.

  MEI believes that the significant competitive factors in the contract manufacturing industry include service, quality, price, technology, location and the ability to offer flexible delivery schedules and deliver finished products on an expeditious and timely basis in accordance with customers' expectations. MEI may be at a disadvantage as to certain competitive factors when compared to manufacturers with greater resources than MEI, substantial offshore facilities or substantially larger domestic facilities. There can be no assurance that MEI's contract manufacturing operations will compete successfully in the future with regard to these factors. In order to remain competitive, MEI may be required to expand its contract manufacturing capacity and may be required to establish additional international operations. There can be no assurance that MEI will be successful in expanding its contract manufacturing operations on a timely and efficient basis. The failure to do so could have a material adverse effect on MEI's business and results of operations.

 FLUCTUATIONS IN OEM ORDERS

  MEI's contract manufacturing customers generally require short delivery cycles and quick turnaround for contract manufacturing services. As MEI's OEM customers react to variations in demand for their products and adjust their purchase orders to MEI, MEI may be subject to non-cancelable purchase orders with its suppliers and may recognize losses on write downs of inventories due primarily to the specialized nature of certain custom components and declines in market pricing of components. OEM order fluctuations and deferrals have had an adverse effect on MEI's contract manufacturing operations in the past and there can be no assurance that MEI will not experience such adverse effects in the future.

 CUSTOMER CONCENTRATION

  In 1996, MEI's five largest contract manufacturing customers accounted for approximately 69% of the revenues from MEI's contract manufacturing operations, compared to approximately 58% in 1995 and 63% in 1994. In addition, sales, directly or indirectly, to one customer represented approximately 36% of the revenues of MEI's contract manufacturing operations in 1996. Revenues from MTI in 1996 accounted for approximately 8% of total revenues from MEI's contract manufacturing operations, compared to approximately 13% in 1995 and 14% in 1994. MEI has no long-term agreements with any of its contract manufacturing customers which require such customers to purchase contract manufacturing services from MEI. In recent periods, direct and indirect sales to MEI's largest contract manufacturing customer have declined materially, and MEI believes that its key contract manufacturing customers will from time to time materially reduce their purchases of MEI's contract manufacturing services in the future. Although MEI has in the past been able to replace such business with increased business from new or existing customers, there can be no assurance that MEI will obtain sufficient alternative business on a timely basis, and the failure to obtain such business could have a material adverse effect on MEI's business and results of operations.

 ENVIRONMENTAL REGULATION

  MEI's contract manufacturing business is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals and waste water used during its manufacturing processes. Any failure by MEI to comply with present and future environmental regulations could subject it to liabilities or the suspension of production. In addition, such regulations could restrict the ability of MEI's contract manufacturing business to expand its facilities or could require MEI to acquire costly equipment or incur other significant expenses any of which could have a material adverse effect on MEI's business and results of operations.

COMPONENT RECOVERY

 DEPENDENCE ON COMPONENT RECOVERY AGREEMENT WITH MTI

  Historically, a substantial majority of the nonstandard random access memory ("RAM") components used in MEI's component recovery operations has been obtained from MTI. MEI and MTI are parties to a Component Recovery Agreement, effective as of August 30, 1996 (the "Component Recovery Agreement"). Under the Component Recovery Agreement, MTI is required to deliver to MEI all of the nonstandard RAM components produced at MTI's semiconductor manufacturing operations, and MEI's cost of components generally will be determined as one-half of the operating income generated from sales of nonstandard RAM products supplied by MTI. There can be no assurance that MTI will continue to produce adequate volumes of nonstandard RAM components to maintain MEI's component recovery operation at its existing or historic levels. Termination or renegotiation of the key terms of the Component Recovery Agreement could have a material adverse effect on MEI's business and results of operations. Changes in MTI's semiconductor manufacturing processes resulting in improvement of device yields and/or changes in the nonstandard RAM product mix and specifications, or other changes or events at MTI adversely affecting its overall manufacturing output, could adversely affect the volume of nonstandard RAM components supplied by MTI.

  Many semiconductor memory manufacturers are reluctant to sell nonstandard RAM components because such components could compete with their full specification RAM components for similar applications. In addition, some manufacturers are concerned that subsequent testing performed by a recovery operation could reveal proprietary data regarding manufacturing yields and processes. As a result, there can be no assurance that MEI will be able to obtain nonstandard RAM components from semiconductor manufacturers in quantities sufficient to meet demand for MEI's products. Any reduction in the availability or functionality of nonstandard RAM components from MEI's suppliers could have a material adverse effect on MEI's business and results of operations.

  PRICING OF RAM PRODUCTS

  Pricing for MEI's nonstandard RAM products fluctuates, to a large degree, based on industry-wide pricing for semiconductor memory products. During the last three quarters of fiscal 1996, MEI experienced significant declines in the average selling prices of its nonstandard RAM products as industry-wide average selling prices for full specification semiconductor memory products experienced a sharp decline. MEI believes that such decline in average selling prices of semiconductor memory products was due primarily to changes in the balance of supply and demand for these commodity products, and MEI is unable to predict the impact of semiconductor memory product market dynamics in future periods. In recent periods, MEI has increased the amount of nonstandard RAM components purchased from alternative third-party sources relative to the amount of such components obtained from MTI. Due to increased market risk associated with holding purchased nonstandard RAM products, MEI has experienced in the past and may experience in the future losses from write downs of nonstandard RAM component inventories in periods of declining prices. Further declines in industry-wide pricing for semiconductor memory products would likely result in declines in average selling prices of MEI's nonstandard RAM products, which could have a material adverse effect on MEI's business and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Financial Statements:
  Statements of Operations for the Fiscal Years Ended August 29, 1996, Au-
   gust 31, 1995 and September 1, 1994....................................  37
  Balance Sheets as of August 29, 1996 and August 31, 1995................  38
  Statements of Shareholders' Equity for the Fiscal Years Ended August 29,
   1996,
   August 31, 1995 and September 1, 1994..................................  39
  Statements of Cash Flows for the Fiscal Years Ended August 29, 1996, Au-
   gust 31, 1995 and September 1, 1994....................................  40
  Notes to Financial Statements...........................................  41
  Report of Independent Accountants.......................................  51
Financial Statement Schedule:
  Schedule II--Valuation and Qualifying Accounts for the Fiscal Years
   Ended
   August 29, 1996, August 31, 1995 and September 1, 1994.................  55

MICRON ELECTRONICS, INC.

STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              FISCAL YEAR ENDED
                              -------------------------------------------------
                              AUGUST 29, 1996 AUGUST 31, 1995 SEPTEMBER 1, 1994
                              --------------- --------------- -----------------
Net sales...................    $1,764,920       $999,999         $412,938
Cost of goods sold..........     1,503,735        816,662          326,643
                                ----------       --------         --------
Gross margin................       261,185        183,337           86,295
Selling, general and admin-
 istrative..................       152,937         74,951           25,883
Research and development....         3,050          1,893              561
Restructuring charge........        29,200            --               --
                                ----------       --------         --------
Operating income............        75,998        106,493           59,851
Interest income, net........         3,639          1,983              546
                                ----------       --------         --------
Income before taxes.........        79,637        108,476           60,397
Income tax provision........        35,055         43,390           23,499
                                ----------       --------         --------
Net income..................    $   44,582       $ 65,086         $ 36,898
                                ==========       ========         ========
Earnings per share..........    $     0.48       $   0.74         $   0.45
Number of shares used in per
 share calculation..........        92,495         87,422           81,523


    The accompanying notes are an integral part of the financial statements.

MICRON ELECTRONICS, INC.

BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                             AS OF
                                                -------------------------------
                                                AUGUST 29, 1996 AUGUST 31, 1995
                                                --------------- ---------------
ASSETS
Cash and cash equivalents......................    $115,839        $ 69,406
Receivables....................................     176,547         128,744
Inventories....................................      69,863          92,709
Deferred income taxes..........................      35,014          16,086
Other current assets...........................       1,853           1,810
                                                   --------        --------
  Total current assets.........................     399,116         308,755
Property, plant and equipment, net.............     129,192          58,254
Goodwill, net..................................         --           12,612
Other assets...................................       1,625           3,095
                                                   --------        --------
  Total assets.................................    $529,933        $382,716
                                                   ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses..........    $247,044        $177,437
Accrued licenses and royalties.................      27,242          23,844
Current debt...................................       3,064           1,022
                                                   --------        --------
  Total current liabilities....................     277,350         202,303
Long-term debt.................................      18,233           5,801
Deferred income taxes..........................       2,436             --
Other liabilities..............................       3,454             949
                                                   --------        --------
  Total liabilities............................     301,473         209,053
                                                   --------        --------
Commitments and contingencies
Common stock, $.01 par value, authorized 150.0
 million shares; issued and outstanding 92.5
 million shares at August 29, 1996 and 91.4
 million shares at August 31, 1995.............         925             914
Additional capital.............................      69,392          58,613
Retained earnings..............................     158,143         114,136
                                                   --------        --------
  Total shareholders' equity...................     228,460         173,663
                                                   --------        --------
  Total liabilities and shareholders' equity...    $529,933        $382,716
                                                   ========        ========

    The accompanying notes are an integral part of the financial statements.

MICRON ELECTRONICS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
(DOLLARS AND SHARES IN THOUSANDS)

                                          FISCAL YEAR ENDED
                          ------------------------------------------------------
                          AUGUST 29, 1996   AUGUST 31, 1995   SEPTEMBER 1, 1994
                          ----------------  ----------------  ------------------
                          SHARES   AMOUNT   SHARES   AMOUNT    SHARES   AMOUNT
                          ------  --------  ------  --------  -------- ---------
COMMON STOCK
MCI Class A:
  Balance at beginning
   of year..............                       988  $     79      198  $      79
  Stock split...........                       --        --       790        --
  Purchase and retire-
   ment of stock........                       (16)       (1)     --         --
  Merger transaction....                      (972)      (78)     --         --
                                            ------  --------  -------  ---------
  Balance at end of
   year.................                       --   $    --       988  $      79
                                            ======  ========  =======  =========
MCI Class B:
  Balance at beginning
   of year..............                       470  $    286       84  $      88
  Stock sold............                         7        67       45        221
  Stock split...........                       --        --       341        --
  Purchase and retire-
   ment of stock........                       (90)      (55)     --         (23)
  Merger transaction....                      (387)     (298)     --         --
                                            ------  --------  -------  ---------
  Balance at end of
   year.................                       --   $    --       470  $     286
                                            ======  ========  =======  =========
MCMS:
  Balance at beginning
   of year..............                     1,849  $    185        9  $       1
  Stock sold............                       --        --       258         26
  Stock split...........                       --        --     1,582        158
  Merger transaction....                    (1,849)     (185)     --         --
                                            ------  --------  -------  ---------
  Balance at end of
   year.................                       --   $    --     1,849  $     185
                                            ======  ========  =======  =========
MEI:
  Balance at beginning
   of year..............  91,431  $    914     --   $    --
  Stock sold............     136         1     --        --
  Stock award...........     151         2     --        --
  Purchase and retire-
   ment of stock........    (238)       (2)    (16)      --
  Stock options.........     993        10      84         1
  Merger transaction....     --        --   91,363       913
                          ------  --------  ------  --------
  Balance at end of
   year.................  92,473  $    925  91,431  $    914
                          ======  ========  ======  ========
ADDITIONAL CAPITAL
Balance at beginning of
 year...................          $ 58,613          $ 14,662           $  10,646
Stock sold..............             1,283               --                4,001
Stock award.............             1,298               --                  --
Purchase and retirement
 of stock...............              (156)              (11)                --
Stock split.............               --                --                 (158)
Stock options...........               997               464                 --
Tax effect of stock op-
 tion and purchase
 plans..................             7,357               710                 173
Merger transaction......               --             42,788                 --
                                  --------          --------           ---------
Balance at end of year..          $ 69,392          $ 58,613           $  14,662
                                  ========          ========           =========
RETAINED EARNINGS
Balance at beginning of
 year...................          $114,136          $ 52,957           $  16,060
Purchase and retirement
 of stock...............              (575)             (824)                 (1)
Merger transaction......               --             (3,083)                --
Net income..............            44,582            65,086              36,898
                                  --------          --------           ---------
Balance at end of year..          $158,143          $114,136           $  52,957
                                  ========          ========           =========

    The accompanying notes are an integral part of the financial statements.

MICRON ELECTRONICS, INC.

STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

                                              FISCAL YEAR ENDED
                              -------------------------------------------------
                              AUGUST 29, 1996 AUGUST 31, 1995 SEPTEMBER 1, 1994
                              --------------- --------------- -----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income..................     $ 44,582        $ 65,086         $ 36,898
Adjustments to reconcile net
 income to net cash from
 operating activities:
  Depreciation..............       20,718          11,057            4,635
  Amortization..............        1,508           2,101               31
  Restructuring charge......       29,200             --               --
  Changes in assets and
   liabilities, net of
   effects of restructuring
   charge and merger
   transaction:
    Receivables.............      (48,478)        (56,049)         (29,490)
    Inventories.............        8,382         (34,052)         (16,711)
    Accounts payable and
     accrued expenses.......       66,592          62,377           36,509
    Accrued licenses and
     royalties..............        9,165          14,411              568
    Deferred income taxes...      (14,382)         (3,634)            (794)
    Other...................          525            (942)            (119)
                                 --------        --------         --------
Net cash provided by
 operating activities.......      117,812          60,355           31,527
                                 --------        --------         --------
CASH FLOWS FROM INVESTING
 ACTIVITIES
Expenditures for property,
 plant and equipment........      (90,122)        (39,585)         (19,260)
Proceeds from sales of
 property, plant and
 equipment..................        6,354             528              787
Purchases of held-to-
 maturity investment
 securities.................          --           (3,165)          (2,164)
Proceeds from maturities of
 investment securities......          --            5,400              --
Cash acquired in merger
 transaction................          --           14,060              --
Other.......................           21            (439)             (63)
                                 --------        --------         --------
Net cash used for investing
 activities.................      (83,747)        (23,201)         (20,700)
                                 --------        --------         --------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Proceeds from borrowings....       42,770             --               --
Repayments of debt..........      (31,969)         (1,022)          (1,669)
Proceeds from issuance of
 common stock...............        2,300             398            4,248
Purchase and retirement of
 stock......................         (733)           (891)             (24)
Other.......................          --           (1,281)             (18)
                                 --------        --------         --------
Net cash provided by (used
 for) financing activities..       12,368          (2,796)           2,537
                                 --------        --------         --------
Net increase in cash and
 cash equivalents...........       46,433          34,358           13,364
Cash and cash equivalents at
 beginning of year..........       69,406          35,048           21,684
                                 --------        --------         --------
Cash and cash equivalents at
 end of year................     $115,839        $ 69,406         $ 35,048
                                 ========        ========         ========
SUPPLEMENTAL DISCLOSURES
Income taxes paid...........     $ 36,076        $ 45,277         $ 21,889
Interest paid, net of
 amounts capitalized........          253             412              416
Noncash investing and
 financing activities:
  Reclassification of
   accrued licenses and
   royalties to long-term
   debt.....................        3,768             --               --
  Assets acquired, net of
   cash and liabilities
   assumed, in merger
   transaction..............          --           25,998              --
  Assets acquired in
   exchange for debt........          --              --             1,468

    The accompanying notes are an integral part of the financial statements.

MICRON ELECTRONICS, INC.

NOTES TO FINANCIAL STATEMENTS
(TABULAR DOLLAR AMOUNTS IN THOUSANDS)

SIGNIFICANT ACCOUNTING POLICIES

  BUSINESS: Micron Electronics, Inc. and its subsidiaries (collectively, "MEI" or "the Company") develop, market, manufacture, sell and support a range of memory-intensive, high performance desktop and notebook PC systems and network servers under the Micron brand name, and manufacture other electronic products for a wide range of computing and digital applications. The Company markets and sells its PC systems to individuals for home use, small to medium-sized businesses and governmental and educational entities. MEI's wholly-owned subsidiary, Micron Custom Manufacturing Services, Inc., is a contract manufacturer specializing in the assembly of custom complex printed circuit boards, memory modules and system level products. MEI's component recovery operations recover, assemble, test, grade and market nonstandard random access memory ("RAM") products not meeting full industry standard specifications. The contract manufacturing and component recovery operations market and sell a significant amount of products and services to original equipment manufacturers in diverse areas of the electronics industry.

  BASIS OF PRESENTATION: The financial statements include the accounts of Micron Electronics, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year is the 52 or 53 week period ending on the Thursday closest to August 31. As of August 29, 1996, the Company was approximately 79% owned by Micron Technology, Inc. ("MTI" or "Parent").

  CERTAIN CONCENTRATIONS AND USE OF ESTIMATES: Certain components, subassemblies and software included in the Company's PC systems are obtained from sole suppliers or a limited number of suppliers. The Company relies, to a certain extent, upon its suppliers' abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the PC industry. The Company's reliance on a limited number of suppliers involves several risks, including the possibility of shortages and/or increases in costs of components and subassemblies, and the risk of reduced control over delivery schedules.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Although actual results could differ from those estimates, management believes its estimates are reasonable.

  REVENUE RECOGNITION: Revenue from product sales to customers is generally recognized upon shipment. A provision for estimated sales returns is recorded in the period in which the sales are recognized. The Company defers recognition of sales to distributors with return privileges until the distributors have sold the products.

  EARNINGS PER SHARE: Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect. All historical per share amounts have been restated to reflect stock splits and the effect of the merger transaction (see "The MEI Merger").

  FINANCIAL INSTRUMENTS: Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts

MICRON ELECTRONICS, INC.

reported as cash equivalents, receivables, other assets, accounts payable and accrued expenses and debt are considered by the Company to be reasonable approximations of their fair values, based on market information available to management as of August 29, 1996. The use of different market assumptions and estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential taxes or other expenses that would be incurred in an actual settlement.

  Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, investment securities and trade accounts receivable. The Company invests its cash in credit instruments of highly rated financial institutions and performs periodic evaluations of the credit standing of these financial institutions. The Company, by policy, limits the concentration of credit exposure by restricting investments with any single obligor, instrument, or geographic area. A concentration of credit risk may exist with respect to trade receivables, as many of the Company's customers are affiliated with the computer, telecommunications and office automation industries. The Company has a large number of customers on which it performs ongoing credit evaluations and generally does not require collateral from its customers. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

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

  ROYALTIES: The Company has royalty-bearing license agreements that allow it to sell certain hardware and software and to use certain patented technology. Royalty costs are accrued and included in cost of goods sold when the sale is recognized.

  ADVERTISING: Advertising costs are charged to operations as incurred.

  RECENTLY ISSUED ACCOUNTING STANDARDS: In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company has not elected early adoption of SFAS 121 and intends to adopt the provisions of SFAS 121 in fiscal 1997. Adoption of SFAS 121 is not expected to have a material effect on the Company's financial position or results of operations.

  In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." The Company has not elected early adoption of SFAS 123 and intends to adopt SFAS 123 in fiscal 1997. As permitted under SFAS 123, the Company intends to continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and

MICRON ELECTRONICS, INC.

provide pro forma disclosure of net income and earnings per share as a fair value-based method had been applied in measuring compensation expense. As a result, adoption of SFAS 123 is not expected to have a material effect on the Company's financial position or results of operations.

  RECLASSIFICATIONS: Certain reclassifications have been made, none of which affected results of operations, to present the financial statements on a consistent basis.

THE MEI MERGER

  On April 7, 1995, Micron Computer, Inc. ("MCI") and the former Micron Custom Manufacturing Services, Inc. ("MCMS"), then subsidiaries of MTI, merged with and into ZEOS International, Ltd. ("ZEOS") (the "MEI Merger"). Pursuant to the terms of the MEI Merger, ZEOS issued approximately 82.5 million shares of its common stock in exchange for all of the outstanding shares of MCI and MCMS, and the name of the surviving corporation was changed to Micron Electronics, Inc. The MEI Merger resulted in a change of control of approximately 89% of ZEOS wherein, assuming exercise of all options outstanding at the time of the MEI Merger, (a) MTI owned an approximate 79% interest in the Company, and (b) the other shareholders of MCI and MCMS owned an approximate 10% interest in the Company. The MEI Merger was accounted for as a purchase of ZEOS by MCI and MCMS. A new basis of accounting was established for the assets and liabilities of ZEOS to the extent of the change of control. The new basis reflects the allocation of the approximate $39.1 million basis to the ZEOS assets and liabilities on the basis of their fair values. Goodwill of approximately $14.6 million was recorded to the extent the purchase price exceeded the fair value of the identifiable net assets for which a change of control occurred. Goodwill was being amortized on a straight line basis over three years and accumulated amortization as of August 31, 1995 was approximately $2.0 million. In the second quarter of fiscal 1996, the remaining goodwill was written off in connection with a restructuring charge recorded by the Company (see "Restructuring Charge").

  The Company's fiscal year is a 52 or 53 week period ending on the Thursday closest to August 31, which was the fiscal year of MCI and MCMS. Subsequent to the MEI Merger, the financial statements of the Company reflect the consolidated results of operations, financial position and cash flows of MEI, based on the new basis of accounting for the assets and liabilities of ZEOS and the historical cost bases for the assets and liabilities of MCI and MCMS. Prior to the MEI Merger, the financial statements of the Company include only the combined results of operations, financial position and cash flows of MCI and MCMS.

RESTRUCTURING CHARGE

  In February 1996, the Company adopted a plan to discontinue the manufacture and sale of ZEOS brand PC systems and to close the related manufacturing operations in Minneapolis, Minnesota. As a result, the Company recorded a restructuring charge of $29.5 million in the second quarter of fiscal 1996. In the fourth quarter of fiscal 1996, the Company reduced the restructuring charge by $0.3 million after concluding its restructuring activities had been completed or were adequately provided for in the remaining restructuring accrual. Restructuring costs of $28.9 million incurred through August 29, 1996 include approximately $14.5 million related to the disposition of inventory; $11.4 million related to the write-off of goodwill which resulted from the MEI Merger; $1.1 million related to other asset write-downs; $0.6 million related to personnel costs for approximately 250 employees engaged in manufacturing, purchasing, customer service, finance and administrative functions; and $1.3 million related to other exit costs.

MICRON ELECTRONICS, INC.

INVESTMENT SECURITIES

                                                AUGUST 29, 1996 AUGUST 31, 1995
                                                --------------- ---------------
Held-to-maturity investment securities, at am-
 ortized cost:
  Commercial paper............................     $ 30,437        $ 19,421
  State and local government..................       24,650          12,050
  Bankers' acceptances........................       11,976           5,966
  Certificates of deposit.....................          --            1,030
  U.S. Government agency......................        7,813           1,000
                                                   --------        --------
                                                     74,876          39,467
Less cash equivalents.........................      (74,876)        (39,467)
                                                   --------        --------
Liquid investments............................     $    --         $    --
                                                   ========        ========

RECEIVABLES

                                                AUGUST 29, 1996 AUGUST 31, 1995
                                                --------------- ---------------
Trade receivables.............................     $171,820        $126,040
Receivables from affiliates, net..............        2,526           8,379
Income taxes recoverable from parent corpora-
 tion.........................................        5,147             --
Other.........................................        7,363           1,070
Allowance for doubtful accounts...............       (8,221)         (5,458)
Allowance for returns and discounts...........       (2,088)         (1,287)
                                                   --------        --------
                                                   $176,547        $128,744
                                                   ========        ========

INVENTORIES

                                                AUGUST 29, 1996 AUGUST 31, 1995
                                                --------------- ---------------
Raw materials and supplies....................     $ 45,949        $ 65,684
Work in progress..............................       13,239          19,367
Finished goods................................       10,675           7,658
                                                   --------        --------
                                                   $ 69,863        $ 92,709
                                                   ========        ========

PROPERTY, PLANT AND EQUIPMENT

                                                AUGUST 29, 1996 AUGUST 31, 1995
                                                --------------- ---------------
Land..........................................     $  1,639        $    987
Buildings.....................................       17,647          15,643
Equipment.....................................      120,393          71,502
Construction in progress......................       35,398           7,259
                                                   --------        --------
                                                    175,077          95,391
Less accumulated depreciation and amortiza-
 tion.........................................      (45,885)        (37,137)
                                                   --------        --------
                                                   $129,192        $ 58,254
                                                   ========        ========

MICRON ELECTRONICS, INC.

  During the third quarter of fiscal 1996, the Company purchased approximately 30 acres of land adjacent to its PC manufacturing operations from a director of the Company and a third party for approximately $575,000.

  In December 1993, the Company exchanged approximately 13 acres of land owned by the Company for 13 acres of land owned by a director. Additionally, the Company purchased approximately 17 acres of land for approximately $258,000 and obtained an option to purchase approximately 40 additional acres of real property adjacent to its Nampa facility from this director.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                AUGUST 29, 1996 AUGUST 31, 1995
                                                --------------- ---------------
Trade accounts payable.........................    $157,350        $ 99,065
Payable to affiliates..........................      25,829          53,750
Salaries, wages and benefits...................      16,168          11,086
Income taxes payable...........................      14,526             --
Income taxes payable to parent corporation.....       1,300           4,686
Equipment contracts payable....................       7,955           1,926
Accrued warranty...............................       7,905           2,758
Other..........................................      16,011           4,166
                                                   --------        --------
                                                   $247,044        $177,437
                                                   ========        ========

DEBT

                                                AUGUST 29, 1996 AUGUST 31, 1995
                                                --------------- ---------------
Notes payable in periodic installments through
 August, 2001 weighted average interest rate
 7.52%.........................................    $ 21,261        $    --
Notes payable to parent corporation............         --            6,672
Other..........................................          36             151
                                                   --------        --------
                                                     21,297           6,823
Less current portion...........................      (3,064)         (1,022)
                                                   --------        --------
                                                   $ 18,233        $  5,801
                                                   ========        ========

  The Company has an unsecured revolving credit facility with MTI providing for borrowings of up to $80 million, based on the Company's tangible net worth. As of August 29, 1996, the Company was eligible to borrow approximately $52 million under the facility, but had no borrowings outstanding.

  The Company has an unsecured credit agreement with financial institutions providing for borrowings of up to $40 million, based on the amount of the Company's eligible receivables. As of August 29, 1996, the Company was eligible to borrow $40 million pursuant to the agreement, but had no borrowings outstanding. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company.

MICRON ELECTRONICS, INC.

  Certain of the Company's notes payable are collateralized by equipment with a total cost of approximately $17,583,000 and accumulated depreciation of approximately $863,000 as of August 29, 1996.

  Maturities of debt are as follows:

        FISCAL YEAR                                          NOTES PAYABLE OTHER
        -----------                                          ------------- -----
        1997................................................    $ 3,044     $21
        1998................................................      5,175      17
        1999................................................      5,443     --
        2000................................................      3,849     --
        2001................................................      3,750     --
        Less interest.......................................        --       (2)
                                                                -------     ---
                                                                $21,261     $36
                                                                =======     ===

  Interest income is net of $176,000, $426,000 and $430,000 of interest expense in 1996, 1995 and 1994, respectively. Construction period interest of $326,000, $119,000 and $34,000 was capitalized in 1996, 1995 and 1994, respectively.

STOCK PURCHASE AND INCENTIVE PLANS

  The Company's 1995 Stock Option Plan provides for the granting of incentive and nonstatutory stock options. As of August 29, 1996, there were 5,000,000 shares of common stock reserved for issuance under the plan. Exercise prices of the incentive and nonstatutory stock options have been 100% and 85%, respectively, of the fair market value of the Company's common stock on the date of grant. Options are granted subject to terms and conditions determined by the Board of Directors, and generally are exercisable in increments of 20% for each year of employment beginning one year from date of grant and generally expire six years from date of grant. As of August 29, 1996, there were options outstanding to purchase approximately 1,859,000 shares of common stock at prices ranging from $8.89 to $23.83 of which options to purchase approximately 121,000 shares of common stock were exercisable.

  The Company's 1995 Employee Stock Purchase Plan allows eligible employees of the Company to purchase shares of common stock through payroll deductions. The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each six month offering period and are restricted from resale for a period of one year from the date of purchase. Purchases are limited to 20% of an employee's eligible compensation. A total of 2,500,000 shares are reserved for issuance under the plan, of which approximately 136,000 shares had been issued as of August 29, 1996.

  Granting of options under ZEOS' stock option plan was suspended after the MEI Merger. During 1996 and subsequent to the MEI Merger in 1995, options to purchase approximately 993,000 and 84,000 shares of the Company's common stock, respectively, were exercised at per share prices ranging from $0.33 to $17.00 and $2.63 to $8.50, respectively. As of August 29, 1996, options to purchase approximately 49,000 shares of the Company's common stock were outstanding under this plan, all of which were exercisable at per share prices ranging from $2.63 to $10.75.

  In December 1994, ZEOS awarded shares of its common stock to certain of its employees subject to their continued employment as of January 1, 1996. Compensation expense was recognized over the vesting period based upon the fair market value of the stock at the date of award. To satisfy this award, the Company issued approximately 151,000 shares of the Company's common stock in January 1996.

MICRON ELECTRONICS, INC.

EMPLOYEE SAVINGS PLAN

  The Company has two 401(k) profit-sharing plans, the RAM Plan and the ZEOS Plan, in which employees participate. Under the RAM Plan, which is administered by MTI, employees may contribute from 2% to 16% of eligible pay to various savings alternatives. In 1994, the RAM Plan was modified to provide for an annual match by the Company of the first $1,500 of eligible employee contributions and for additional contributions by the Company based on the Company's financial performance. Effective September 1, 1995, the ZEOS Plan was amended to match the provisions of the RAM Plan. The Company's expense pursuant to these plans was approximately $3,051,000, $1,062,000 and $450,000 in 1996, 1995 and 1994, respectively.

TRANSACTIONS WITH AFFILIATES

                                             FISCAL YEAR ENDED
                             -------------------------------------------------
                             AUGUST 29, 1996 AUGUST 31, 1995 SEPTEMBER 1, 1994
                             --------------- --------------- -----------------
Net sales...................    $ 46,579        $ 32,417         $ 14,703
Inventory purchases.........     198,753         177,402           82,094
Revenue sharing and product
 and process technology
 expenses...................      49,645          72,889           42,655
Administrative services
 expenses...................       1,680             917              554
Property, plant and
 equipment purchases........         574           5,647            2,805
Property, plant and
 equipment sales............           9             --               506
Construction management
 services...................         940             112              149

  Revenue sharing expense is a component of cost of goods sold and reflects expenses incurred under a revenue sharing agreement, wherein, for the nonstandard semiconductor components supplied by MTI, the Company paid MTI an amount equal to one-half of net sales to third parties and one-half of the transfer price for products identified for internal use by the Company.

  During the fourth quarter of 1996, the Company entered into a new component recovery agreement with MTI, effective August 30, 1996 and expiring August 1999. The new agreement replaces the revenue sharing agreement. Pursuant to the component recovery agreement, the Company generally will pay to MTI an amount equal to one-half of the operating income from sales of nonstandard semiconductor components supplied by MTI.

COMMITMENTS

  As of August 29, 1996, the Company had commitments of $5.5 million for equipment purchases and $2.0 million for construction of buildings. In addition, the Company is required to make minimum royalty payments under certain agreements and periodically enters into minimum purchase commitments with certain suppliers.

  The Company leases its office and production facilities in North Carolina, its office facilities in Minneapolis, Minnesota and certain other property and equipment, under operating lease agreements expiring through 2001, with renewals thereafter at the option of the Company. Future minimum lease payments total approximately $7,870,000 and are as follows: $1,999,000 in 1997, $1,989,000 in 1998, $1,770,000 in 1999, $1,646,000 in 2000 and $466,000
in 2001.

MICRON ELECTRONICS, INC.

  Rental expense was approximately $2,405,000, $1,026,000 and $277,000 in 1996, 1995 and 1994, respectively.

INCOME TAXES

  The Company was included in the consolidated U.S. federal income tax return of its Parent until June 1996, at which time the Company became a separate taxpayer. For all periods presented, the provision for income taxes is computed as if the Company were a separate taxpayer, and consists of the following:

                                               FISCAL YEAR ENDED
                               -------------------------------------------------
                               AUGUST 29, 1996 AUGUST 31, 1995 SEPTEMBER 1, 1994
                               --------------- --------------- -----------------
   Current:
     U.S. federal.............     $44,128         $38,548          $19,586
     State....................       5,309           7,691            4,378
                                   -------         -------          -------
                                    49,437          46,239           23,964
                                   -------         -------          -------
   Deferred:
     U.S. federal.............     (11,923)           (570)             (83)
     State....................      (2,459)         (2,279)            (382)
                                   -------         -------          -------
                                   (14,382)         (2,849)            (465)
                                   -------         -------          -------
   Income tax provision.......     $35,055         $43,390          $23,499
                                   =======         =======          =======

  The tax benefit associated with nonstatutory stock options and disqualifying dispositions by employees of shares issued under the Company's and Parent's stock plans reduced taxes payable by $7,357,000, $710,000 and $173,000 for 1996, 1995 and 1994, respectively. Such benefits are credited to additional capital.

  A reconciliation between the income tax provision and income tax computed using the federal statutory rate follows:

                                             FISCAL YEAR ENDED
                             -------------------------------------------------
                             AUGUST 29, 1996 AUGUST 31, 1995 SEPTEMBER 1, 1994
                             --------------- --------------- -----------------
U.S. federal income tax at
 statutory rate.............     $27,873         $37,967          $21,140
State taxes, net of federal
 benefit....................       2,254           4,592            2,664
Goodwill....................       4,935             776              --
Other.......................          (7)             55             (305)
                                 -------         -------          -------
                                 $35,055         $43,390          $23,499
                                 =======         =======          =======

MICRON ELECTRONICS, INC.

  Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at enacted tax rates. Deferred income tax assets totaled approximately $38,903,000 and $22,360,000 and liabilities totaled approximately $6,325,000 and $4,164,000 at August 29, 1996 and August 31, 1995, respectively. The tax effects of temporary differences and carryforwards which give rise to the net deferred tax assets are as follows:

                                                             AS OF
                                                -------------------------------
                                                AUGUST 29, 1996 AUGUST 31, 1995
                                                --------------- ---------------
   Current deferred tax asset:
     Receivables...............................     $ 3,217         $ 2,161
     Inventories...............................       4,155           4,462
     Accrued compensation......................       4,928             812
     Accrued licenses and royalties............       9,107           4,029
     Net operating loss carryforwards..........       2,619           2,828
     Accrued expenses..........................       7,472           1,367
     Other.....................................       3,516             427
                                                    -------         -------
                                                     35,014          16,086
                                                    -------         -------
   Noncurrent deferred tax asset (liability):
     Property, plant and equipment.............      (2,093)         (1,298)
     Net operating loss carryforwards..........         333           2,954
     Accrued licenses and royalties............       1,956             --
     Other.....................................      (2,632)            454
                                                    -------         -------
                                                     (2,436)          2,110
                                                    -------         -------
     Total net deferred tax asset..............     $32,578         $18,196
                                                    =======         =======

  Deferred tax assets of approximately $15,247,000 were recorded in 1995 in connection with the MEI Merger. Net operating loss carryforwards as of August 29, 1996 of approximately $7,787,000, available to offset future taxable income, will begin to expire in 2006.

EXPORT SALES

  Export sales were approximately $181,371,000, $76,686,000 and $25,957,000 in
1996, 1995 and 1994, respectively.

CONTINGENCIES

  Periodically, the Company is made aware that technology used by the Company may infringe on product or process technology rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for alleged infringement prior to the balance sheet date. Resolution of these claims could have a material adverse effect on future results of operations and could require changes in the Company's products or processes.

  The Company is currently a party to various other legal actions arising out of the normal course of business, none of which is expected to have a material effect on the Company's financial position or results of operations.

QUARTERLY FINANCIAL INFORMATION
(UNAUDITED)

                                            FOURTH   THIRD    SECOND    FIRST
                                           QUARTER  QUARTER  QUARTER   QUARTER
                                           -------- -------- --------  --------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER
                                                     SHARE AMOUNTS)
1996
  Net sales............................... $457,401 $412,322 $456,619  $438,578
  Gross margin............................   94,892   58,571   49,010    58,712
  Net income (loss).......................   26,448   14,075  (12,556)   16,615
  Earnings (loss) per share...............     0.29     0.15    (0.14)     0.18
1995
  Net sales............................... $403,968 $271,477 $190,225  $134,329
  Gross margin............................   64,038   49,782   40,493    29,024
  Net income..............................   20,957   15,605   16,918    11,606
  Earnings per share......................     0.23     0.17     0.20      0.14

  In the fourth quarter of fiscal 1996, the Company recorded certain adjustments increasing pre-tax income by approximately $4.0 million, and net income by approximately $2.5 million or $.03 per share. The adjustments include a benefit to cost of goods sold of approximately $13.0 million related to revisions of estimates for product and process technology costs and an accrual, included in selling, general and administrative expense, of $9.0 million related to revisions of estimates for selling costs associated with sales of PC systems.

  In February 1996, the Company adopted a plan to discontinue the manufacture and sale of ZEOS brand PC systems and to close the related manufacturing operations in Minneapolis, Minnesota. As a result, the Company recorded a restructuring charge of $29.5 million (approximately $22.6 million, net of taxes) in the second quarter of fiscal 1996. In the fourth quarter of fiscal 1996, the Company reduced the restructuring charge by $0.3 million after concluding its restructuring activities had been completed or were adequately provided for in the remaining restructuring accrual. See "Restructuring Charge."

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders and Board of Directors Micron Electronics, Inc.

  We have audited the financial statements and financial statement schedule of Micron Electronics, Inc. listed in the index on page 36 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micron Electronics, Inc., as of August 29, 1996 and August 31, 1995, and the results of their operations and their cash flows for each of the three years in the period ended August 29, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          /s/ Coopers & Lybrand L.L.P.

Boise, Idaho
September 19, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Certain information concerning the Registrant's executive officers and directors is included under the caption "Officers and Directors of the Registrant" included in PART I, Item 1 of this report. Other information required by Items 10, 11, 12 and 13 will be contained in the registrant's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after August 29, 1996, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following are filed as a part of this report:

    Financial statements and financial statement schedules--see "Item 8. Financial Statements and Supplementary Data."

 EXHIBIT                              DESCRIPTION
 -------                              -----------
   2.1   Agreement of Merger, dated as of October 30, 1994, as amended by the first amendment thereto, dated as of December 13, 1994, by and among
         ZEOS, MCI and MCMS(1)
   2.2   Articles of Merger, dated April 7, 1995, by and among ZEOS, MCI and
         MCMS(2)
   3.1   Articles of Incorporation of Registrant, as amended(3)
   3.2   Bylaws of the Registrant(4)
  10.32  Voting Agreement, dated October 30, 1994, between ZEOS and Micron
         Technology, Inc.(1)
  10.35  1995 Stock Option Plan(5)
  10.36  1995 Employee Stock Purchase Plan(5)
  10.37  Executive Bonus Plan(5)
  10.38  Form of Indemnification Agreement between the Registrant and its officers and directors(6)
  10.39  Form of Termination Agreement for officers of the Registrant(6)
  10.40  Revolving Credit Facility between MTI and the Company(7)
  10.41  Credit Agreement, dated July 3, 1996, between the Company and certain financial institutions named therein
  10.42  Component Recovery Agreement, dated August 14, 1996, between the
         Company and Micron Technology, Inc.
  11     Computation of Per Share Earnings
  21     Subsidiaries of the Registrant
  23     Consent of Independent Accountants
  27     Financial Data Schedule

--------
(1) Incorporated by reference to Registration Statement on Form S-4 (File No. 33-90212), as declared effective on March 13, 1995
(2) Incorporated by reference to Current Report on Form 8-K, dated April 7,
    1995
(3) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 1995
(4) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1992
(5) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended June 1, 1995
(6) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended August 31, 1995
(7) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 1995

  (b) Reports on Form 8-K:

    The registrant did not file any Reports on Form 8-K during the quarter ended August 29, 1996.

  Micron Electronics, Millennia, Millennia TransPort, Home MPC, ClientPro, Pick-a-Point and SpecTek are trademarks of MEI, and ZEOS and Computers Now! are registered trademarks of MEI. Micron Power is a service mark of the Company. All other trademarks are the property of their respective holders.

                                  SIGNATURES
  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED, IN THE CITY OF NAMPA, STATE OF IDAHO, ON THE 11TH DAY OF OCTOBER, 1996.

                                          Micron Electronics Inc.


                                                    /s/ T. Erik Oaas
                                          _____________________________________
                                                       T. ERIK OAAS,
                                            VICE PRESIDENT, FINANCE, AND CHIEF
                                               FINANCIAL OFFICER (PRINCIPAL
                                             FINANCIAL AND ACCOUNTING OFFICER)

  PURSUANT TO THE REQUIREMENTS SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF NAMPA, STATE OF IDAHO, ON THE 11TH DAY OF OCTOBER, 1996.

              SIGNATURE                        TITLE             DATE
              ---------                        -----             ----
        /s/ Joseph M. Daltoso          Chairman of the      October 11, 1996
-------------------------------------   Board, Chief
         (JOSEPH M. DALTOSO)            Executive Officer,
                                        and President
                                        (Principal
                                        Executive Officer)

          /s/ T. Erik Oaas             Vice President,      October 11, 1996
-------------------------------------   Finance, and Chief
            (T. ERIK OAAS)              Financial Officer
                                        (Principal
                                        Financial and
                                        Accounting
                                        Officer), Director

      /s/ Gregory D. Stevenson         Executive Vice       October 11, 1996
-------------------------------------   President,
        (GREGORY D. STEVENSON)          Operations,
                                        Director

         /s/ Robert F. Subia           Director; Chairman,  October 11, 1996
-------------------------------------   President and Chief
          (ROBERT F. SUBIA)             Executive Officer
                                        of Micron Custom
                                        Manufacturing
                                        Services, Inc.

       /s/ Steven R. Appleton          Director             October 11, 1996
-------------------------------------
         (STEVEN R. APPLETON)

         /s/ Jerry M. Hess             Director             October 11, 1996
-------------------------------------
           (JERRY M. HESS)

       /s/ Robert A. Lothrop           Director             October 11, 1996
-------------------------------------
         (ROBERT A. LOTHROP)

         /s/ John R. Simplot           Director             October 11, 1996
-------------------------------------
          (JOHN R. SIMPLOT)