Form 10-Q
period 1996-11-28
MICRON ELECTRONICS INC
filed 1996-12-20
CIK 854460

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q



     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

     For the quarterly period ended   November 28, 1996
                                   ------------------------------------------
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                   ----------------  ------------------------
     Commission File Number:        0-17932
                            -------------------------------------------------





                            Micron Electronics, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)





               Minnesota                                  41-1404301
     -------------------------------                  -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


     900 E. Karcher Road,  Nampa, Idaho  83687                   83687
     --------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)


     Registrant's telephone number, including area code  (208) 893-3434
                                                       ------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---
  The number of outstanding shares of the registrant's common stock as of December 16, 1996 was 92,451,018.

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Micron Electronics, Inc.
Statements of Operations
(Amounts in thousands, except per share amounts)

Fiscal quarter ended                    November 28, 1996   November 30, 1995
-----------------------------------------------------------------------------
Net sales                                       $ 421,018           $ 438,578
Cost of goods sold                                340,568             379,866
                                                ---------           ---------
Gross margin                                       80,450              58,712
Selling, general and administrative                39,826              31,387
Research and development                              883                 661
                                                ---------           ---------
Operating income                                   39,741              26,664
Interest income, net                                1,270               1,028
                                                ---------           ---------
Income before income taxes                         41,011              27,692
Income tax provision                               16,199              11,077
                                                ---------           ---------
Net income                                      $  24,812           $  16,615
                                                =========           =========

Earnings per share                              $    0.27           $    0.18

Number of shares used in per share calculation     93,002              92,566
































The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Balance Sheets
(Dollars in thousands, except par value amounts)

As of                                   November 28, 1996     August 29, 1996
-----------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                       $ 122,394           $ 115,839
Receivables                                       156,166             176,547
Inventories                                       117,289              69,863
Deferred income taxes                              24,700              35,014
Other current assets                                1,843               1,853
                                                ---------           ---------
  Total current assets                            422,392             399,116

Property, plant and equipment, net                138,940             129,192
Other assets                                          902               1,625
                                                ---------           ---------
  Total assets                                  $ 562,234           $ 529,933
                                                =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses           $ 245,567           $ 247,044
Accrued licenses and royalties                     33,048              27,242
Current debt                                        3,974               3,064
                                                ---------           ---------
  Total current liabilities                       282,589             277,350

Long-term debt                                     21,085              18,233
Deferred income taxes                               2,374               2,436
Other liabilities                                   2,918               3,454
                                                ---------           ---------
  Total liabilities                               308,966             301,473
                                                ---------           ---------

Commitments and contingencies

Common stock, $.01 par value, authorized 150.0
  million shares; issued and outstanding 92.5
  million shares at November 28, 1996 and
  August 29, 1996                                     925                 925
Additional capital                                 69,441              69,392
Retained earnings                                 182,906             158,143
Cumulative foreign currency translation
  adjustment                                           (4)                  -
                                                ---------           ---------
  Total shareholders' equity                      253,268             228,460
                                                ---------           ---------
  Total liabilities and shareholders' equity    $ 562,234           $ 529,933
                                                =========           =========








The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Statements of Cash Flows
(Amounts in thousands)


Fiscal quarter ended                    November 28, 1996   November 30, 1995
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                      $  24,812           $  16,615
Adjustments to reconcile net income to net cash
  provided by operating activities
     Depreciation                                   7,291               4,096
     Amortization                                      61               1,319
     Changes in assets and liabilities:
       Receivables                                 20,381             (35,764)
       Inventories                                (47,426)            (36,563)
       Accounts payable and accrued expenses        1,111              60,038
       Accrued licenses and royalties               5,806               1,064
       Deferred income taxes                       10,252              (2,803)
       Other                                         (628)                 17
                                                ---------           ---------
Net cash provided by operating activities          21,660               8,019
                                                ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment    (18,912)             (8,076)
Proceeds from sales of property, plant and
  equipment                                            92                 396
Other                                                   -                 (39)
                                                ---------           ---------
Net cash used for investing activities            (18,820)             (7,719)
                                                ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                            4,568                   -
Repayments of debt                                   (806)               (253)
Proceeds from issuance of common stock                 23                 334
Purchase and retirement of stock                      (70)               (258)
                                                ---------           ---------
Net cash provided by (used for) financing
  activities                                        3,715                (177)
                                                ---------           ---------
Net increase in cash and cash equivalents           6,555                 123
Cash and cash equivalents at beginning of
  period                                          115,839              69,406
                                                ---------           ---------
Cash and cash equivalents at end of period      $ 122,394           $  69,529
                                                =========           =========
















The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Notes to Financial Statements
(Tabular amounts in thousands)


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

  This report on Form 10-Q for the first fiscal quarter ended November 28, 1996, should be read in conjunction with the Company's Report on Form 10-K for the fiscal year ended August 29, 1996. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated August 29, 1996. The Company's fiscal year is a 52 or 53 week period ending on the Thursday closest to August 31.


2.   Receivables
                                        November 28, 1996     August 29, 1996
-----------------------------------------------------------------------------
Trade receivables                               $ 151,530           $ 171,820
Receivables from affiliates, net                    2,458               2,526
Income taxes recoverable from parent
  corporation                                       4,380               5,147
Other                                               6,497               7,363
Allowance for doubtful accounts                    (6,828)             (8,221)
Allowance for returns and discounts                (1,871)             (2,088)
                                                ---------           ---------
                                                $ 156,166           $ 176,547
                                                =========           =========



3.   Inventories
                                        November 28, 1996     August 29, 1996
-----------------------------------------------------------------------------
Raw materials and supplies                      $  84,503           $  45,949
Work in progress                                   15,681              13,239
Finished goods                                     17,105              10,675
                                                ---------           ---------
                                                $ 117,289           $  69,863
                                                =========           =========


4.   Property, Plant and Equipment
                                        November 28, 1996     August 29, 1996
-----------------------------------------------------------------------------
Land                                            $   1,639           $   1,639
Buildings                                          39,373              17,647
Equipment                                         141,449             120,393
Construction in progress                            9,308              35,398
                                                ---------           ---------
                                                  191,769             175,077
Less accumulated depreciation and amortization    (52,829)            (45,885)
                                                ---------           ---------
                                                $ 138,940           $ 129,192
                                                =========           =========

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands)


5.   Accounts Payable and Accrued Expenses
                                        November 28, 1996     August 29, 1996
-----------------------------------------------------------------------------
Trade accounts payable                          $ 182,381           $ 157,350
Payable to affiliates                              14,228              25,829
Salaries, wages and benefits                       14,737              16,168
Income taxes payable                                4,682              14,526
Income taxes payable to parent corporation          1,219               1,300
Equipment contracts payable                         7,918               7,955
Accrued warranty                                    6,717               7,905
Other                                              13,685              16,011
                                                ---------           ---------
                                                $ 245,567           $ 247,044
                                                =========           =========


6.   Debt
                                        November 28, 1996     August 29, 1996
-----------------------------------------------------------------------------
Notes payable in periodic installments
  through September, 2001 weighted average
  interest rate 7.57%                           $  25,028           $  21,261
Other                                                  31                  36
                                                ---------           ---------
                                                   25,059              21,297
Less current portion                               (3,974)             (3,064)
                                                ---------           ---------
                                                $  21,085           $  18,233
                                                =========           =========

  The Company has an unsecured revolving credit facility with its parent corporation providing for borrowings of up to $80.0 million, based on the Company's tangible net worth. As of November 28, 1996, the Company was eligible to borrow approximately $54.6 million under the facility, but had no borrowings outstanding.

  The Company has an unsecured credit agreement with two financial institutions providing for borrowings totaling $40.0 million, based on the amount of the Company's eligible receivables. As of November 28, 1996, the Company was eligible to borrow $40.0 million under the agreement, but had no borrowings outstanding.

  Certain of the Company's notes payable are collateralized by equipment with a total cost of approximately $22.2 million and accumulated depreciation of approximately $1.9 million as of November 28, 1996.


7.   Income Taxes

  The effective income tax rate for the three months ended November 28, 1996 was 39.5%, principally reflecting the federal statutory rate and the net effect of state taxes.


8.   Earnings Per Share

  Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect.

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands)


9.   Commitments

  As of November 28, 1996, the Company had commitments of $11.4 million for equipment purchases and $0.8 million for construction of buildings. In addition, the Company is required to make minimum royalty payments under certain agreements and periodically enters into purchase commitments with certain suppliers.


10.  Contingencies

  Periodically, the Company is made aware that technology used by the Company may infringe on intellectual property rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for alleged infringement prior to the balance sheet date. Resolution of these claims could have a material adverse effect on future results of operations and could require changes in the Company's products or processes.

  The Company is currently a party to various legal actions arising out of the normal course of business, none of which is expected to have a material effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Micron Electronics, Inc.'s actual results could differ materially from its historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors."

Overview

  Micron Electronics, Inc., and its subsidiaries (collectively, the "Company") manufacture electronic products and provide services for a wide range of computing and digital applications. The Company develops, markets, manufactures and supports a wide range of PC systems for consumer, business, government and educational use. In addition, Micron Custom Manufacturing Services, Inc., a wholly-owned subsidiary of Micron Electronics, Inc., provides custom contract manufacturing services to original equipment manufacturers. SpecTek, a division of Micron Electronics, Inc., processes and markets reduced specification memory products under the SpecTek brand name. The Company is majority owned by Micron Technology, Inc. ("MTI").

  All period references are to the Company's fiscal periods ended November 28, 1996, August 29, 1996 or November 30, 1995, unless otherwise indicated. All tabular dollar amounts are stated in thousands.


Results of Operations

  Net income for the first quarter of fiscal 1997 was $24.8 million, or $0.27 per share, on net sales of $421.0 million, compared to net income of $16.6 million, or $0.18 per share, on net sales of $438.6 million for the first quarter of fiscal 1996 and net income of $26.4 million, or $0.29 per share, on net sales of $457.4 million for the fourth quarter of fiscal 1996.

Net Sales

  The following summarizes the Company's net sales by product line:

                                                First Quarter
                                ---------------------------------------------
                                        1997                    1996
                                ---------------------   ---------------------
                                   Amount  % of Sales      Amount  % of Sales
                                ---------  ----------   ---------  ----------
PC systems                      $ 345,907       82.2%   $ 299,797       68.4%
Contract manufacturing             51,757       12.3%     100,552       22.9%
SpecTek memory products            23,354        5.5%      38,229        8.7%
                                ---------  ----------   ---------  ----------
Total net sales                 $ 421,018      100.0%   $ 438,578      100.0%
                                =========  ==========   =========  ==========

  Total net sales for the first quarter of fiscal 1997 were slightly lower compared to the corresponding period in 1996 primarily due to lower revenues from the Company's contract manufacturing operation and, to a lesser extent, lower sales of memory products by SpecTek, the Company's component recovery operation. These decreases were nearly offset by a higher level of sales of PC systems.

  Personal Computer Systems.   Net sales of PC systems increased in the
first quarter of fiscal 1997 compared to the corresponding period in fiscal 1996 primarily as a result of increased name recognition and market acceptance of the Company's Micron brand PC systems and continued growth of the direct sales channel. Total unit sales of PC systems were approximately 22% higher in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. A 46% increase in unit sales of Micron brand PC systems was made possible through manufacturing efficiencies gained in the re-design of the Company's PC manufacturing operation in Nampa, Idaho during fiscal 1996. This increase was partially offset by the effect of the discontinuance of ZEOS brand PC systems during fiscal 1996. The growth in sales of PC systems was partially attributable to a higher level of sales to governmental entities and an increase in sales of the Micron TransPort, the Company's modular design multimedia notebook product introduced in the third quarter of fiscal 1996. There can be no assurance that the Company's name recognition and market acceptance of its PC products will not decline in the future and there can be no assurance of the continued growth of the direct sales channel for PC systems, each of which could have a material adverse effect on the Company's business and results of operations. See "Certain Factors Personal Computer Systems Reliance on the Direct Sales Approach."

  Sales to federal, state and local governmental entities were approximately 27% of total net sales of PC systems in the first quarter of fiscal 1997 compared to approximately 17% in the corresponding period in 1996. The Company experienced an increase in sales of PC systems under the federal government's General Services Administration Vendor program and through other direct government sales in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. In addition, unit sales to prime contractors under certain federal government procurement programs increased by approximately 12% in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The level of the Company's governmental sales is partially dependent on the buying practices of governmental entities and the Company's participation in government contracts in the future, of which there can be no assurance. The level of sales of PC systems to governmental entities may vary from quarter to quarter and a significant decline could have a material adverse effect on the Company's business and results of operations.

  Unit sales of notebook systems were approximately 8% of total PC system sales during the first quarter of fiscal 1997 compared to approximately 1% in the corresponding period in 1996. Unit sales of notebook systems in the first quarter of fiscal 1997 consisted solely of the Micron TransPort, whereas notebook sales in the first quarter of fiscal 1996 consisted solely of ZEOS brand product.

  Average selling prices for the Company's desktop PC systems decreased in the first quarter of fiscal 1997 compared to the corresponding period in 1996 primarily as a result of general price reductions and the effect of the higher level of comparatively lower priced desktop systems sold to governmental entities as a percentage of total desktop systems sold. Average selling prices for notebook systems increased over the same period with the Company's transition from the lower priced ZEOS Meridian notebooks to the higher end Micron TransPort notebooks.

  In the second quarter of fiscal 1996, the Company decided to discontinue the manufacture and sale of ZEOS brand PC systems and to close the related manufacturing operation in Minneapolis, Minnesota. As a percentage of total PC system sales, ZEOS brand PC system sales were approximately 19% in the first quarter of fiscal 1996.

  Net sales of PC systems in the first quarter of fiscal 1997 were slightly lower compared to the fourth quarter of fiscal 1996 and were adversely affected by shortages of Pentium(R) Pro microprocessors and certain high-performance disk drives. Despite a 58% increase in unit sales of Pentium(R) Pro microprocessor-based PC systems and a 3% overall increase in unit sales in the first quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996, the Company was unable to meet the demand for its products containing Pentium Pro microprocessors and certain high-performance disk drives due to these shortages. A lower level of PC shipments than expected in the first quarter of fiscal 1997, principally as a result of these component shortages, led to an increase of the Company's inventories of other components. In the event that the Company is unable to obtain Pentium Pro microprocessors in quantities sufficient to meet demand for the Company's PC systems containing such processors, or obtain such processors at competitive prices, sales of the Company's Pentium Pro microprocessor-based PC systems would be limited, which, in turn, could result in further adverse effects on the Company's business and results of operations. See "Certain Factors Personal Computer Systems Dependence on Key Sources of Supply." To a lesser extent, sales during the first quarter of fiscal 1997 were adversely affected by extended quality testing performed on certain desktop PC systems which resulted in a further increase of PC system inventories at November 28, 1996.

  Contract Manufacturing.   Revenues from the Company's contract
manufacturing operation were approximately 49% lower in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 primarily due to the effect of the sharp industry-wide decline in pricing for semiconductor memory products over the Company's last four fiscal quarters and, to a lesser extent, a shift in product mix to lower priced products. Historically, a significant portion of contract manufacturing revenues have been attributable to the semiconductor memory content of products manufactured. Such effects were partially offset by a higher production volume achieved through the acquisition and utilization of additional manufacturing equipment and the upgrade of existing equipment at the Company's Idaho and North Carolina facilities. Contract manufacturing revenues were 34% lower in the first quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996 primarily due to the decline in selling prices for semiconductor memory products, a shift in product mix to lower priced products and a generally lower production volume from the Company's facilities. Production volume in the first quarter of fiscal 1997 was adversely affected by the relocation of the Boise, Idaho contract manufacturing operation to the new site in Nampa, Idaho and the ramp-up of the new production facility.

  The Company continues to rely on a relatively small number of customers for a significant portion of its contract manufacturing business. As a percent of total contract manufacturing revenue, revenues from the Company's top five contract manufacturing customers were approximately 66% in the first quarter of fiscal 1997, compared to approximately 75% in the first quarter of fiscal 1996. Revenues from the Company's largest contract manufacturing customer represented approximately 22% of total revenues from the Company's contract manufacturing operation in the first quarter of fiscal 1997, compared to 33% of revenue from the Company's largest contract manufacturing customer in the first quarter of fiscal 1996. Contract manufacturing revenues from MTI were approximately 6% and 12% of total contract manufacturing revenues in the first quarter of fiscal 1997 and 1996, respectively. See "Certain Factors Contract Manufacturing Customer Concentration."

  SpecTek Memory Products.   Net sales of reduced specification
semiconductor memory products by SpecTek, the Company's component recovery operation, were approximately 39% lower in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996, primarily due to a sharp industry-wide decline in pricing for semiconductor memory products over the Company's last four fiscal quarters. These effects were partially offset by an increase in unit sales and megabits shipped of memory products over the same period. Increased unit sales and shipments were made possible by the acquisition and utilization of additional test equipment, reduced component test times and a shift in product mix to generally higher memory density components. SpecTek's operations are influenced by a number of factors including pricing for, and availability of, reduced specification memory components. See "Certain Factors SpecTek Memory Products Operation."

  SpecTek sales of memory products increased by $4.0 million or 21% in the first quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996 due primarily to a 63% increase in megabits shipped, partially offset by a continued decline in average selling prices for the Company's reduced specification memory products. The higher volume was achieved through utilization of additional testing equipment acquired during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997 and through reduced component test times.

  Historically, a substantial majority of the reduced specification memory components used in SpecTek's operation has been obtained from MTI. In the first quarter of fiscal 1997, the Company obtained approximately 71% of its reduced specification memory components from MTI, compared to approximately 64% in the corresponding period in 1996, with a substantial majority of the remainder purchased from a single third-party alternative source. Purchases from alternative sources are generally negotiated on a purchase order basis and there can be no assurance the Company will be able to negotiate future purchases from alternative sources on terms acceptable to the Company.
Unless the Company is able to obtain significant quantities of reduced specification memory components from alternative sources, the Company's SpecTek memory products operation could be limited to the volume of reduced specification memory components supplied by MTI. In addition, changes in MTI's semiconductor manufacturing processes resulting in improvement of device yields and/or changes in product mix and specifications, or other changes or events at MTI adversely affecting its overall manufacturing output, could adversely affect the volume of reduced specification memory components supplied by MTI. Any reduction in the availability or functionality of reduced specification memory components from MTI or other suppliers could have a material adverse effect on the Company's business and results of operations. See "Certain Factors SpecTek Memory Products Operation
Dependence on Component Recovery Agreement with MTI."

Gross Margin

                                                First Quarter
                                ---------------------------------------------
                                        1997                    1996
                                ---------------------   ---------------------
                                   Amount  % of Sales      Amount  % of Sales
                                ---------  ----------   ---------  ----------
PC systems                      $  68,030       19.7%   $  33,281       11.1%
Contract manufacturing              6,580       12.7%      10,017       10.0%
SpecTek memory products             5,840       25.0%      15,414       40.3%
                                ---------               ---------
Total gross margin              $  80,450       19.1%   $  58,712       13.4%
                                =========               =========

  The Company's overall gross margin percentage increased to 19.1% in the first quarter of fiscal 1997 from 13.4% in the first quarter of 1996, primarily as a result of a higher gross margin percentage realized from the Company's PC operation coupled with higher PC system sales as a percent of total sales. This increase was partially offset by lower gross margins realized from sales of memory products by SpecTek. The Company's overall gross margin percentage in the first quarter of fiscal 1997 was lower than the 20.7% realized in the fourth quarter of fiscal 1996. In the fourth quarter of fiscal 1996, gross margin benefited by $13.0 million from revisions of estimates for product and process technology costs. Absent the revisions of estimates, the Company's gross margin percentage in the fourth quarter of fiscal 1996 would have been approximately 17.9%. The increase in the gross margin percentage for the first quarter of fiscal 1997 compared to the 17.9% was primarily due to higher gross margin percentages realized from the Company's SpecTek and contract manufacturing operations and a relatively stable gross margin percentage realized in the Company's PC operation.

  Personal Computer Systems.   The gross margin amount provided by the
Company's PC operation in the first quarter of fiscal 1997 increased approximately 104% compared to the first quarter of fiscal 1996 principally due to a higher gross margin percentage realized on PC system sales coupled with a 22% increase in unit sales of PC systems. The higher gross margin percentage for sales of the Company's PC systems in the first quarter of fiscal 1997 compared to the corresponding period in 1996 was primarily due to improved component costs, particularly for random access memory ("RAM") products, and, to a lesser extent, an increase in unit sales of notebook systems. Due to the sharp industry-wide decline in pricing for semiconductor memory products, the Company's cost of RAM products decreased significantly during the Company's past four fiscal quarters. Improved component costs resulted from declines in costs for RAM and other components at rates faster than reductions in selling prices for the Company's PC systems. There can be no assurance that the Company's future cost of components will decrease at rates comparable to those in recent periods, or at all, or that the Company's selling prices for its PC systems will not decrease at a rate faster than the decline in its component costs. In addition, increased sales of the Company's notebook products favorably affected the Company's gross margin percentage for sales of PC systems.
These systems generally have experienced higher selling prices and gross margins compared to the balance of the Company's PC systems. The increase in government sales in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 had an adverse effect on the Company's overall PC gross margin percentage, as these sales generally have lower gross margin percentages than the balance of the Company's PC sales. The Company continues to experience significant pressure on its gross margins as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices. In addition, the Company's gross margin percentage will continue to depend in large part on its ability to effectively manage its inventories of PC system components. See "Certain Factors Personal Computer Systems Competition in the PC
Industry" and "Certain Factors Personal Computer Systems Inventory
Management."

  In September 1996, the Company entered into a license agreement and, through MTI, became licensed under another agreement, each providing for the use of certain technology in its PC operation. The costs of intellectual property rights used in the manufacture of the Company's PC systems as a percent of net sales of PC systems were approximately 1.4% lower for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. Future charges for intellectual property rights may fluctuate, however, as a result of resolution of asserted claims of infringement and claims that may be asserted in the future. In addition, the Company's rights under its license agreement obtained through MTI may terminate in the event that the Company is no longer a majority-owned subsidiary of MTI. See "Certain Factors General Intellectual Property Matters."

  Contract Manufacturing.   The gross margin percentage realized from the
Company's contract manufacturing operation was higher in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 primarily due to a shift in product mix to relatively higher margin products and a significant increase in production volume resulting in a reduction in process costs per unit.

  SpecTek Memory Products.   The gross margin percentage realized by
SpecTek declined in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996, primarily due to significantly lower average selling prices resulting from a sharp industry-wide decline in pricing for semiconductor memory products over the Company's past four fiscal quarters. This effect was partially offset by generally lower costs of reduced specification memory components obtained under the Component Recovery Agreement with MTI. Under this agreement, costs of reduced specification memory components are generally determined as one-half of the net operating income generated from sales of reduced specification memory products obtained from MTI. Prior to fiscal 1997, costs of reduced specification memory components obtained from MTI were generally equal to one-half the price realized from sales of such components. See "Certain
Factors SpecTek Memory Products Operation Dependence on Component Recovery Agreement with MTI."

  The gross margin percentage of 25.0% realized by the Company's SpecTek memory products operation in the first quarter of fiscal 1997 was significantly higher than the gross margin percentage realized in the fourth quarter of fiscal 1996, primarily due to lower costs of components obtained from MTI under the Component Recovery Agreement and, to a lesser extent, generally lower production costs per unit.

  In the event that average selling prices for SpecTek's memory products continue to decline, the gross margin percentage for the Company's component recovery operation could decline further and overall results of operations could be adversely affected. See "Certain Factors SpecTek
Memory Products Operation Pricing of RAM Products." In the event that the Company is unable to obtain additional sources of supply of reduced specification memory components or to maintain its existing sources of supply, the Company's SpecTek memory products operation gross margin percentage could decline and overall results of operations could be adversely affected.

Selling, General and Administrative

                                                      First Quarter
                                             --------------------------------
                                                 1997     % Change       1996
                                             --------     --------   --------
Selling, general and administrative          $ 39,826        26.9%   $ 31,387
as a % of net sales                              9.5%                    7.2%

  Selling, general and administrative ("SG&A") expenses increased in absolute dollars and as a percent of net sales in the first quarter of fiscal 1997 compared to the corresponding period in 1996 primarily due to higher levels of personnel costs associated with the expanded PC operation and increased advertising for the Company's PC operation. SG&A expenses in the first quarter of fiscal 1996 included approximately $1.2 million of goodwill amortization, reflecting charges prior to the write-off of unamortized goodwill in connection with the Company's restructuring charge relating to the discontinuance of its ZEOS brand products in the second quarter of fiscal 1996.

Income Tax Provision

                                                      First Quarter
                                             --------------------------------
                                                 1997     % Change       1996
                                             --------     --------   --------
Income tax provision                         $ 16,199        46.2%   $ 11,077


  The effective income tax rate was 39.5% in the first quarter of fiscal 1997, principally reflecting the federal statutory rate and the net effect of state taxes. The Company's effective income tax rate of 40.0% for the corresponding period in 1996 principally reflected the federal statutory rate, the net effect of state taxes and the effect of goodwill amortization.


Liquidity and Capital Resources

  As of November 28, 1996, the Company had cash and equivalents of $122.4 million, representing an increase of $6.6 million compared to August 29, 1996. Principal sources of liquidity in 1997 were cash flows from operations of $21.7 million and borrowings under equipment financing arrangements of $4.6 million. Principal uses of cash in 1997 were property, plant and equipment expenditures of $18.9 million for expansion and capacity improvements of the Company's manufacturing operations and repayment of the Company's debt of $0.8 million.

  The Company has an unsecured revolving credit facility with MTI which provides for borrowings of up to $80.0 million, based on the Company's tangible net worth. As of November 28, 1996, the Company was eligible to borrow approximately $54.6 million under the facility, but had no borrowings outstanding. In addition, the Company has an unsecured revolving credit facility with two financial institutions providing for borrowings of up to $40.0 million, based on the amount of the Company's eligible receivables. As of November 28, 1996, the Company was eligible to borrow $40.0 million under this credit facility, but had no borrowings outstanding. On October 11, 1996, the Company filed a registration statement with the Securities and Exchange Commission allowing for the issuance from time to time by the Company of debt and/or equity securities with a value of up to $75 million. The proceeds from any such issuance may be used for general corporate purposes. The registration statement also allows for an additional $250 million of outstanding common stock of the Company to be sold by certain existing shareholders, consisting of MTI and certain management employees.

  As of November 28,1996, the Company had capital expenditure commitments of approximately $12.2 million for expansion and upgrade of facilities and equipment. The Company anticipates making capital expenditures in the remainder of fiscal 1997 of approximately $70 million. The Company recently completed construction of an approximately 216,000 square foot facility in Nampa, Idaho and relocated its Boise, Idaho contract manufacturing operation to the site.

  The Company expects that its future working capital requirements will continue to increase and believes that currently available cash and equivalents, future cash flows from operations, current credit facilities and future equipment financing will be sufficient to fund its operations through fiscal 1997. However, maintaining an adequate level of working capital through the end of fiscal 1997 and thereafter will depend in large part on the success of the Company's products in the marketplace and the Company's ability to control inventory levels, component costs and other operating expenses. A lower level of PC shipments than expected in the first quarter of fiscal 1997, principally as a result of certain component shortages, led to an overall increase of the Company's inventories. The Company may require additional financing for growth opportunities, including any internal expansion that the Company may undertake, expansion and capacity enhancements to additional sites, or strategic acquisitions or partnerships. There can be no assurance that any financing will be available on terms acceptable to the Company, or at all.

Certain Factors

  In addition to factors discussed elsewhere in this Form 10-Q, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

General

 Fluctuations in Operating Results

  The Company's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations on a quarterly and an annual basis as a result of a wide variety of factors, including, but not limited to, critical component availability, manufacturing and production constraints, fluctuating component costs, fluctuating market pricing for PCs and semiconductor memory products, industry competition, the timing of new product introductions by the Company and its competitors, availability of reduced specification memory components, inventory obsolescence, seasonal cycles common in the PC industry, seasonal government purchasing cycles, the effect of product reviews and industry awards, changes in product mix and the timing of orders from and shipments to OEM customers. As a result, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period.

 Management of Growth

  In recent periods, the Company has experienced rapid revenue growth and an expansion in the number of its employees, in the breadth and complexity of its management, operating and financial information systems and in its geographic scope of operations. This growth has resulted in new and increased responsibilities for the Company's management and has placed, and continues to place, significant demands upon the Company's management, operating and financial information systems, technical support systems and other resources. The Company continues to consider various expansion alternatives, including expansion of facilities, acquisition of facilities in alternative geographic regions and certain strategic relationships. There can be no assurance that the Company's management resources, operating and financial information systems, technical support systems and other resources will be adequate to support the Company's existing or future operations. Any failure to effectively monitor, implement or improve the Company's operational, financial, management and technical support systems could have a material adverse effect on the Company's business and results of operations.

 Control by MTI

  As of November 28, 1996, MTI owned approximately 79% of the outstanding common stock of the Company. In addition, four of the eight directors of the Company are also directors of MTI, including Steven R. Appleton, Chairman and Chief Executive Officer of MTI. So long as MTI continues to own a majority of the outstanding common stock of the Company, MTI will have the ability to control the outcome of matters requiring shareholder approval, including the election of directors, and generally will have the ability to control the management and certain financial and other affairs of the Company. Termination of certain of the Company's arrangements by MTI or MTI exercising its control in negotiating arrangements resulting in terms less favorable to the Company could adversely affect the Company's business and results of operations. In the event that MTI's ownership of the Company were to decrease below certain levels, certain of the Company's arrangements with MTI could terminate, which could have a material adverse effect on the Company's business and results of operations. See "Intellectual Property Matters" and SpecTek Memory Products Operation Dependence on Component Recovery Agreement."

 Intellectual Property Matters

  It is common in the electronics industry for patent, trademark and other intellectual property right claims, to be asserted against companies, including component suppliers and PC manufacturers. Periodically, the Company is made aware that technology used by the Company may infringe on intellectual property rights held by others. The Company evaluates all such claims and, if appropriate, attempts to obtain a license to the protected technology. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for alleged infringement prior to the balance sheet date. The Company would be placed at a competitive disadvantage if it were unable to obtain licenses with royalty payments or other terms at least as favorable as those received by the Company's competitors. The Company has entered into several patent and software license agreements, all of which require one-time or periodic royalty payments. The Company is unable to predict whether any of these license agreements can be obtained or renewed on terms acceptable to the Company. If the Company or its suppliers are unable to obtain or provide licenses necessary to use protected technology or software in their products or processes, the Company may be forced to market products without certain technological features or software, discontinue sales of certain of its products or defend legal actions taken against it relating to patent or copyright protected technology. The inability of the Company to obtain licenses necessary to use certain technology, or an inability to obtain such licenses on competitive terms, or any litigation determining that the Company, in its manufacturing processes or products, has infringed on the intellectual property rights held by others could have a material adverse effect on the Company's business and results of operations.

  The Company, as a majority-owned subsidiary of MTI, enjoys the benefits of certain license agreements between MTI and third parties. The Company makes payments to MTI relating to certain of such agreements, and the Company's rights under such agreements may terminate in the event that the Company is no longer a majority-owned subsidiary of MTI. In the event of any such termination, an inability of the Company to obtain independent licenses necessary to use technology or an inability to obtain licenses on competitive terms, or a finding of infringement against the Company, could have a material adverse effect on the Company's business and results of operations. In addition, MTI permits the Company to use certain of MTI's trademarks and patents, including the Micron brand name, although such use by the Company has not been documented by a formal license agreement. There can be no assurance that the Company will continue to be able to use such trademarks and patents in the future, particularly if the Company ceases to be a majority-owned subsidiary of MTI. An inability to use such trademarks and patents in the future could have a material adverse effect on the Company's business and results of operations.

 International Operations

  Approximately 5% of the Company's sales for the first quarter of fiscal 1997 were attributable to sales outside the United States, and the Company believes international sales as a percentage of total sales will increase in the future, particularly for PC systems and contract manufacturing services. In marketing its PC systems in foreign countries, the Company uses either direct selling or indirect selling through distributors, depending on consumer preferences, local infrastructure, language and marketing methods. In the first quarter of fiscal 1997, the Company established a PC sales and technical support call center in Japan. There can be no assurance that the establishment of this call center will not have an adverse effect on the Company's current relationships with its Japanese distributors. The Company has established a contract manufacturing operation in Malaysia, and the Company continues to evaluate the benefits and risks associated with overseas manufacturing for its PC and contract manufacturing operations. The new contract manufacturing operation in Penang, Malaysia is expected to complete its first product shipment in the second quarter of fiscal 1997. There can be no assurance that the establishment of the Japan and Malaysia operations or any other international expansion will be successful, and any failure by the Company to achieve success in international operations could have a material and adverse effect on the Company's business and results of operations. The Company's international operations are subject to a number of other risks, including, without limitation, fluctuations in the value of currencies, export duties, import controls, trade barriers, restrictions on funds transfer, greater difficulty in accounts receivable collections, political and economic instability and compliance with foreign laws.

 Dependence on Key Personnel

  The future success of the Company will depend, in part, on its ability to attract and retain key management and technical personnel. The Company has enhanced its respective management and technical expertise by recruiting qualified individuals who possess desired skill sets and experience in certain targeted areas. There is competition for such personnel in the electronics industries, and an inability to attract and retain sufficient additional employees, particularly in the areas of engineering, information technology and technical support resources, could have a material adverse effect on the Company's business and results of operations. The Company does not currently maintain "key man" life insurance with respect to any of its employees. There can be no assurance that the Company will not lose key personnel or that the loss of any key personnel will not have an adverse effect on the Company's business and results of operations.

 Concentration of Ownership of Common Stock of the Company

  Due to MTI's ownership as of November 28, 1996 of approximately 79% of the outstanding shares of common stock of the Company, only a limited percentage of common stock of the Company is traded in the public market, which limits the trading liquidity of the common stock of the Company and may limit the Company's ability to complete future equity offerings. The sale on the open market of substantial amounts of shares of common stock of the Company currently held by MTI could adversely affect the prevailing market prices of common stock of the Company. MTI's ability to sell shares of common stock of the Company, unless registered under the Securities Act of 1933, as amended (the "Act"), is subject to volume and other restrictions pursuant to Rule 145 promulgated under the Act. On October 11, 1996, the Company filed a registration statement with the Securities and Exchange Commission allowing for the issuance from time to time by the Company of debt and/or equity securities with a value of up to $75 million. The proceeds from any such issuance may be used for general corporate purposes. The registration statement also allows for an additional $250 million of outstanding common stock of the Company to be sold by certain existing shareholders, consisting of MTI and certain management employees.

 Volatility of Stock Price

  The trading prices of the common stock of the Company and the stock of other companies primarily engaged in the PC industry have had a history of significant volatility. The trading price of the common stock of the Company is subject to significant fluctuations due to general market conditions in the PC industry, announcements of technological innovations or new commercial products by competitors, component availability and pricing, the significant number of shares of common stock of the Company eligible for future sale into the public market or other factors. The stock market generally has experienced significant price and volume fluctuations, and such fluctuations have impaired stock prices for many high technology companies. These broad market fluctuations, as well as general economic conditions and the financial performance of the Company, may adversely affect the market price of common stock of the Company.

Personal Computer Systems

 Competition in the PC Industry

  The PC industry is highly competitive and has been characterized by intense pricing pressure, rapid technological advances in hardware and software, frequent introduction of new products, low gross margin percentages and rapidly declining component costs. Competition in the PC industry is based primarily upon performance, price, reliability, service and support. The Company believes that the rate of growth in worldwide sales of PC systems, particularly in the United States, where the Company sells a substantial majority of its PC systems, has declined and may remain below the growth rates experienced in recent years. Any general decline in demand, or a decline in the rate of increase of demand, for PC systems could increase price competition and could have a material adverse effect on the Company's business and results of operations. To remain competitive, the Company must frequently introduce new products and price its products and offer customers lead times comparable to its competitors. In addition, to remain competitive, the Company generally reduces the selling prices of its PC systems in connection with declines in its costs of components. The Company competes with a number of PC manufacturers which sell their products primarily through direct channels, including Dell Computer, Inc. and Gateway 2000, Inc. The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation and Toshiba Corporation among others, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, retail stores and direct sales forces. Many of the Company's PC competitors offer broader product lines, have substantially greater financial, technical, marketing and other resources than the Company and may benefit from component volume purchasing arrangements that are more favorable in terms of pricing and component availability than the arrangements enjoyed by the Company. In addition, as a result of PC industry standards, the Company and its competitors generally use many of the same components, typically from the same set of suppliers, which limits the Company's ability to technologically and functionally differentiate its products. In the future, the Company expects to face increased competition in the U.S. direct sales market from foreign PC suppliers and from indirect domestic suppliers of PC products that decide to implement, or devote additional resources to, a direct sales strategy. In order to gain an increased share of the U.S. PC direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market. The Company's ability to continue to produce competitively priced products and to maintain existing gross margin percentages will depend, in large part, on the Company's ability to sustain high levels of sales, and control inventory levels, component cost and other operating expenses. Any failure by the Company to transition to new products effectively or to accurately forecast demand for its products may have a material and adverse effect on the Company's business and results of operations.

 Inventory Management

  The Company's ability to compete successfully in the PC market in the future will depend in large part on its ability to effectively manage its inventories of PC components. The Company's PC operation focuses on the direct sale of assemble-to-order PC systems that feature components incorporating the latest technological developments in the PC industry.
The Company has recently experienced a significant increase in the level of inventories. The Company has experienced in the past, and could experience in the future, inventory obsolescence resulting from, among other things, the fast pace of technological developments in the PC industry and the short product life cycles of PC systems and components. In addition, because high volumes of quality components are required for the manufacture of the Company's PC systems, the Company has experienced in the past, and expects to experience in the future, shortages and other supply constraints of key components. Such shortages or supply constraints have in the past adversely affected and could in the future adversely affect, the Company's ability to ship products on schedule or at expected gross margins. To be successful in the future, the Company must accurately anticipate demand for its products and obtain adequate supplies of components to meet such demand. The failure of the Company to manage its inventories effectively could result in inventory obsolescence, excess inventories, component shortages and untimely shipment of products, any of which could have a material adverse effect on the Company's business and results of operations.

 Short PC Product Life Cycles

  To maintain a competitive position in the PC industry, the Company must introduce new products and features that address the needs and preferences of customers in its target markets. The PC industry is characterized by short product life cycles resulting from rapid changes in technology and consumer preferences and declining product prices. To remain competitive, the Company must frequently introduce new products and features. There can be no assurance that these products or features will be successful, that the introduction of new products or features by the Company or its competitors will not materially and adversely affect the sale of the existing products of the Company or that the Company will be able to adapt to future changes in the PC industry. The Company does not maintain a significant research and development group. Instead, the Company strives to work closely with PC component suppliers and other technology developers to evaluate the latest developments in PC-related technology. There can be no assurance that the Company will continue to have access to new technology, will be successful in incorporating new technology in its products or will be able to deliver commercial quantities of new products or features in a timely and cost-effective manner.

 Dependence on Key Sources of Supply

  The Company purchases substantially all of its PC components and subassemblies from suppliers on a purchase order basis and generally does not have long-term supply arrangements with its suppliers. Certain components, subassemblies and software included in the Company's PC systems are obtained from sole suppliers or a limited number of suppliers. The microprocessors used in the Company's PC systems are manufactured exclusively by Intel. In addition, the Company currently purchases a significant majority of its motherboards from a single source. A significant portion of the RAM components used in the Company's PC systems are supplied by MTI, and the Company expects to continue to rely on MTI as its primary source of RAM components. The Company focuses on providing PC systems that feature components incorporating the latest technological developments in the PC industry, which components are periodically in short supply and are available from sole or a limited number of suppliers. As a result, the Company has experienced in the past, and expects to experience in the future, shortages in the components and subassemblies used in its PC systems. From time to time, the Company has been unable to obtain sufficient supply of the latest Intel microprocessors. Sales of PC systems in the first quarter of fiscal 1997 were adversely affected by shortages of certain Intel Pentium Pro microprocessors and certain high-performance disk drives. The Company relies, to a certain extent, upon its suppliers' abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the PC industry. The Company's reliance on a limited number of suppliers and on a strategy of incorporating the latest technological developments into its PC systems involves several risks, including the possibility of shortages and/or increases in costs of components, subassemblies and software, and risk of reduced control over delivery schedules, which could have a material adverse effect on the Company's business and results of operations.

 The Company's Millennia TransPort notebook PC systems are currently assembled by a single third-party manufacturer. This outsourcing arrangement and any future outsourcing arrangements that the Company may enter into may reduce the direct control the Company has over certain components and the assembly of such products. It is uncertain what effect such limited control will have over the quality of the products manufactured, the Company's ability to ship such products on a timely basis or the flexibility of the Company to respond to changing market conditions. Moreover, although arrangements with such manufacturers may contain provisions for warranty obligations on the part of such manufacturers, the Company remains primarily responsible to the customer for warranty obligations. Any unanticipated product defect or warranty obligation, whether pursuant to arrangements with third-party manufacturers or otherwise, could adversely affect the Company's business and results of operations.

 State Taxation

  Several states have enacted legislation which would require out of state direct marketers to collect and remit sales and use taxes based on certain limited contacts with the state. Taxation authorities in certain states have, from time to time, solicited information from the Company to determine whether the Company has sufficient contacts with such states to require payment of sales and use taxes on PC systems sold to customers in those states. The Company could be required to pay sales and use taxes, and income and franchise taxes related to the Company's operations in prior periods, which could have a material adverse effect on the Company's business and results of operations. In addition, the Company may be increasing its contacts and presence in various states as it pursues its business strategies. As a result of its contacts, the Company may be required to collect and remit sales and use taxes in the future, which could have a material adverse effect on the Company's business and results of operations.

 Reliance on the Direct Sales Approach

  The Company currently markets its PC systems directly to individuals, small and medium-sized businesses and governmental and educational entities through advertisements in personal computer trade publications, direct-mail campaigns and on the Internet. Sales orders are received primarily by telephone by the Company's sales representatives who review configuration options and pricing with the customer. The direct sales approach may make it difficult for the Company to penetrate specific markets and may be less appealing to first-time PC buyers than other sales channels. In addition, the Company's ability to increase future sales of PC systems is dependent in part on the growth of the direct sales channel. The Company believes that to retain customer interest in its PC systems and brand name recognition of its products, the Company must continue to offer products, services and support which are recognized by trade publications for overall performance, price, reliability and quality. There can be no assurance that the Company's name recognition and market acceptance of its PC products will not decline in the future, which could have a material adverse effect on the Company's business and results of operations. There can be no assurance that direct sales of PC systems as a percentage of industry-wide PC sales will increase or that the Company will increase its share of the direct sales market in the future. There can also be no assurance that PC companies that currently distribute their PC products primarily through distributors and resellers will not implement or devote additional resources to a direct sales strategy, or that the direct sales strategy will be successful in international markets. Any decline in the rate of growth of the PC direct sales channel, or the Company's failure to compete successfully in the direct sales channel, could have a material adverse effect on the Company's business and results of operations.

 Investment in Customer Service and Technical Support Systems

  In recent periods, the Company's PC operation has experienced significant growth in orders for PC systems. The Company has from time to time experienced an increase in the volume of customer service and technical support calls, which has placed, and is expected to continue to place, a strain on the Company's customer service and technical support systems. To remain competitive, the Company must invest significant resources in the maintenance and improvement of its customer service and technical support systems. Any failure to maintain adequate customer service and technical support systems could cause customer dissatisfaction with the Company. Customer dissatisfaction could result in reduced sales of PC systems, which could have a material adverse effect on the Company's business and results of operations.

 Government Regulation of the PC Industry

  Prior to marketing its PC systems, the Company must receive certification that such systems meet standards established by the Federal Communications Commission and certain foreign agencies for radio frequency emissions. Any delay or failure by the Company to obtain such certifications may delay or prevent the Company from introducing new products on a timely basis, which could have a material adverse effect on the Company's business and results of operations. In addition, the U.S. Federal Trade Commission and the Department of Commerce, along with similar foreign agencies in other jurisdictions, have promulgated certain regulations that affect the Company's shipping, advertising and general operations. Any failure by the Company to comply with such regulations could result in significant penalties, fines or marketing restrictions, which in turn could have a material adverse effect on the Company's business and results of operations.

Contract Manufacturing

 Competition in the Contract Manufacturing Industry

  The contract manufacturing industry is highly competitive. The Company's contract manufacturing operation competes against numerous domestic and offshore contract manufacturers, including a significant number of local and regional companies. In addition, the Company competes against in-house manufacturing capabilities of certain of its existing customers as well as with certain large computer manufacturers which offer third-party contract manufacturing services. The Company's contract manufacturing competitors include, among others, Avex Electronics, Inc., Benchmark Electronics, Inc., Celestica Inc., DOVAtron International, Inc., Flextronics International, Group Technologies Corporation, Jabil Circuits, Inc., Sanmina Corporation, SCI Systems, Inc. and Solectron Corporation. Many of the Company's competitors have substantially greater manufacturing, technical, financial, personnel, marketing and other resources than the Company and have manufacturing operations at multiple domestic and overseas locations.

  The Company believes that the significant competitive factors in the contract manufacturing industry include service, quality, price, technology, location and the ability to offer flexible delivery schedules and deliver finished products on an expeditious and timely basis in accordance with customers' expectations. The Company may be at a disadvantage as to certain competitive factors when compared to manufacturers with greater resources than the Company, substantial offshore facilities or substantially larger domestic facilities. There can be no assurance that the Company's contract manufacturing operation will compete successfully in the future with regard to these factors. In order to remain competitive, the Company may be required to expand its contract manufacturing capacity and may be required to establish additional international operations. There can be no assurance that the Company will be successful in expanding its contract manufacturing operation on a timely and efficient basis, or at all. The failure to do so could have a material adverse effect on the Company's business and results of operations.

 Fluctuations in OEM Orders

  The Company's contract manufacturing customers generally require short delivery cycles and quick turnaround for contract manufacturing services. As the Company's OEM customers react to variations in demand for their products and adjust their purchase orders to the Company, the Company may be subject to non-cancelable purchase orders with its suppliers and may recognize losses on write downs of inventories due primarily to the specialized nature of certain custom components and declines in market pricing of components. Changes in OEM orders have had an adverse effect on the Company's contract manufacturing operation in the past and there can be no assurance that the Company will not experience such adverse effects in the future.

 Customer Concentration

  In the first quarter of fiscal 1997, the Company's five largest contract manufacturing customers accounted for approximately 66% of the revenues from the Company's contract manufacturing operation, compared to approximately 75% in the first quarter of fiscal 1996. Revenues from the Company's largest contract manufacturing customer represented approximately 22% of total revenues from the Company's contract manufacturing operation in the first quarter of fiscal 1997, compared to 33% of revenue from the Company's largest contract manufacturing customer in the first quarter of fiscal 1996. Contract manufacturing revenues from MTI were approximately 6% and 12% of total contract manufacturing revenues in the first quarter of fiscal 1997 and 1996, respectively. The Company expects to continue to experience a high degree of contract manufacturing customer concentration. The Company has no long-term agreements with any of its contract manufacturing customers which require such customers to purchase contract manufacturing services from the Company. In recent periods, direct and indirect sales to the Company's largest contract manufacturing customer have declined materially, and the Company believes that its key contract manufacturing customers will from time to time materially reduce their purchases of the Company's contract manufacturing services in the future. Although the Company has in the past been able to replace such business with increased business from new or existing customers, there can be no assurance that the Company will obtain sufficient alternative business on a timely basis, and the failure to obtain such volume could have a material adverse effect on the Company's business and results of operations.

 Environmental Regulation

  The Company's contract manufacturing operation is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals and waste water used during its manufacturing processes. Any failure by the Company to comply with present and future environmental regulations could subject it to liabilities or the suspension of production. In addition, such regulations could limit the ability of the Company's contract manufacturing operation to expand its facilities or could require the Company to acquire costly equipment or incur other significant costs any of which could have a material adverse effect on the Company's business and results of operations.

SpecTek Memory Products Operation

 Dependence on Component Recovery Agreement with MTI

  Historically, a substantial majority of the reduced specification memory components used in the Company's SpecTek memory products operation has been obtained from MTI. The Company and MTI are parties to a Component Recovery Agreement, effective as of August 30, 1996 (the "Component Recovery Agreement"), under which MTI is required to deliver to the Company all of the reduced specification memory components produced at MTI's semiconductor manufacturing operations. The Company's cost of reduced specification memory components generally will be determined as one-half of the operating income generated from sales of reduced specification memory components supplied by MTI. There can be no assurance that MTI will continue to produce adequate volumes of reduced specification memory components to maintain the Company's SpecTek memory products operation at existing or historic levels. The Component Recovery Agreement, which expires August
14, 1999, may be terminated by MTI in the event that MTI's ownership of the Company falls below 30%. Termination or renegotiation of the key terms of the Component Recovery Agreement could have a material adverse effect on the Company's business and results of operations. Changes in MTI's semiconductor manufacturing processes resulting in improvement of device yields and/or changes in the product mix or specifications of its memory components, or other changes or events at MTI adversely affecting its overall manufacturing output, could adversely affect the volume of reduced specification memory components supplied by MTI.

  Many semiconductor memory manufacturers are reluctant to sell reduced specification memory components because such components could compete with their full specification RAM components for similar applications. In addition, some manufacturers are concerned that subsequent testing performed by a recovery operation could reveal proprietary data regarding manufacturing yields and processes. As a result, there can be no assurance that the Company will be able to obtain reduced specification memory components from semiconductor manufacturers in quantities sufficient to meet demand for the Company's products. Any reduction in the availability or functionality of reduced specification memory components from the Company's suppliers could have a material adverse effect on the Company's business and results of operations.

 Pricing of RAM Products

  Pricing for the Company's reduced specification memory components fluctuates, to a large degree, based on industry-wide pricing for semiconductor memory products. During the last four fiscal quarters, the Company has experienced significant declines in the average selling prices of its reduced specification memory components as industry-wide average selling prices for full specification semiconductor memory products experienced a sharp decline. The Company believes that such decline in average selling prices of semiconductor memory products was due primarily to changes in the balance of supply and demand for these commodity products, and the Company is unable to predict the impact of semiconductor memory product market dynamics in future periods. Due to increased market risk associated with holding purchased memory components, the Company has experienced in the past and may experience in the future losses from write downs of memory component inventories in periods of declining prices. Further declines in industry-wide pricing for semiconductor memory products would likely result in declines in average selling prices of the Company's reduced specification memory products, which could have a material adverse effect on the Company's business and results of operations.

                        PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Shareholders

  The registrant's 1996 Annual Meeting of Shareholders was held on November 25, 1996 at the Nampa Civic Center. At the meeting, the following items were submitted to a vote of the shareholders. At the meeting, 88,835,122 shares were entitled to vote.

  (a) The following nominees for Directors were elected. Each person elected as Director will serve until the next meeting of shareholders or until such person's successor is elected and qualified.

       Name of Nominee               Votes Cast For     Withhold Authority
       --------------------------    --------------     ------------------
       Steven R. Appleton              88,685,168            149,954
       Joseph M. Daltoso               88,686,368            148,754
       Jerry M. Hess                   88,677,693            157,429
       Robert A. Lothrop               88,677,459            157,663
       T. Erik Oaas                    88,687,641            147,481
       John R. Simplot                 88,005,305            829,817
       Gregory D. Stevenson            88,675,504            159,618
       Robert F. Subia                 88,687,592            147,530


  (b) The ratification of the appointment of Coopers & Lybrand L.L.P. as independent public accountants of the Company for the fiscal year ending August 28, 1997 was approved with 88,747,979 votes in favor, 60,286 votes against, 26,857 abstentions and no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  The following are filed as a part of this report:

  Exhibit  Description
  -------  -----------------------------------------------------------
  11       Computation of Per Share Earnings


  (b)  Reports on Form 8-K:

  The registrant did not file any reports on Form 8-K during the quarter ended November 28, 1996.










































  Micron Electronics, Millennia TransPort, and SpecTek are trademarks of the Company, and ZEOS is a registered trademark of the Company. Pentium is a registered trademark of Intel Corporation. All other trademarks are the property of their respective holders.

                                SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MICRON ELECTRONICS INC.
                              -----------------------------------------------
                              (Registrant)


Dated:  December 20, 1996
                              /s/  T. Erik Oaas
                              -----------------------------------------------
                              T. Erik Oaas, Vice President Finance, and Chief Financial Officer (Principal Financial and Accounting Officer)