Form 10-Q
period 1997-02-27
MICRON ELECTRONICS INC
filed 1997-03-20
CIK 854460

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                                 FORM 10-Q



     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

     For the quarterly period ended        February 27, 1997
                                   ------------------------------------------

                                    OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

     For the transition period from                   to
                                   -------------------  ---------------------

     Commission File Number:       0-17932
                            -------------------------------------------------




                          Micron Electronics, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)





               Minnesota                                      41-1404301
     -------------------------------                      -------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)


     900 E. Karcher Road,  Nampa, Idaho  83687                          83687
     ------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip Code)


     Registrant's telephone number, including area code        (208) 893-3434
                                                       ----------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

  The number of outstanding shares of the registrant's common stock as of March 14, 1997 was 95,475,116.

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Micron Electronics, Inc.
Statements of Operations
(Amounts in thousands, except per share amounts)

                         For the quarter ended      For the six months ended
                       February 27,  February 29,  February 27,  February 29,
                               1997          1996          1997          1996
-----------------------------------------------------------------------------
Net sales                 $ 510,274     $ 456,619     $ 931,292     $ 895,197
Cost of goods sold          418,659       407,609       759,227       787,475
                          ---------     ---------     ---------     ---------
Gross margin                 91,615        49,010       172,065       107,722
Selling, general and
  administrative             47,517        32,637        87,343        64,024
Research and development      1,034           934         1,917         1,595
Restructuring charge              -        29,500             -        29,500
                          ---------     ---------     ---------     ---------
Operating income (loss)      43,064       (14,061)       82,805        12,603
Interest income, net          1,536           645         2,806         1,673
                          ---------     ---------     ---------     ---------
Income (loss) before taxes   44,600       (13,416)       85,611        14,276
Income tax provision
  (benefit)                  16,761          (860)       32,960        10,217
                          ---------     ---------     ---------     ---------
Net income (loss)         $  27,839     $ (12,556)    $  52,651     $   4,059
                          =========     =========     =========     =========

Earnings (loss) per share $    0.30     $   (0.14)    $    0.56     $    0.04

Number of shares used in
  per share calculation      93,630        91,507        93,274        92,371



















The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Balance Sheets
(Dollars in thousands, except par value amounts)

As of                                February 27, 1997        August 29, 1996
-----------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                    $ 200,325              $ 115,839
Receivables                                    157,483                176,547
Inventories                                    107,561                 69,863
Deferred income taxes                           24,000                 35,014
Other current assets                             1,402                  1,853
                                             ---------              ---------
  Total current assets                         490,771                399,116

Property, plant and equipment, net             146,548                129,192
Other assets                                       136                  1,625
                                             ---------              ---------
  Total assets                               $ 637,455              $ 529,933
                                             =========              =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses        $ 241,305              $ 247,044
Accrued licenses and royalties                  35,570                 27,242
Current debt                                     5,937                  3,064
                                             ---------              ---------
  Total current liabilities                    282,812                277,350

Long-term debt                                  18,174                 18,233
Deferred income taxes                            3,021                  2,436
Other liabilities                                3,314                  3,454
                                             ---------              ---------
  Total liabilities                            307,321                301,473
                                             ---------              ---------

Commitments and contingencies

Common stock, $.01 par value, authorized
  150.0 million shares; issued and
  outstanding 95.5 million shares at
  February 27, 1997 and 92.5 million
  shares at August 29, 1996                        955                    925
Additional capital                             118,515                 69,392
Retained earnings                              210,716                158,143
Cumulative foreign currency translation
  adjustment                                       (52)                     -
                                             ---------              ---------
  Total shareholders' equity                   330,134                228,460
                                             ---------              ---------
  Total liabilities and shareholders' equity $ 637,455             $  529,933
                                             =========              =========







The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Statements of Cash Flows
(Amounts in thousands)

For the six months ended             February 27, 1997      February 29, 1996
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                   $  52,651              $   4,059
Adjustments to reconcile net income to
  net cash flows from operating activities
     Depreciation                               15,326                  8,989
     Amortization                                  123                  1,424
     Restructuring charge                            -                 29,500
     Changes in assets and liabilities, net
       of effect of restructuring charge:
       Receivables                              19,064                (14,502)
       Inventories                             (37,698)               (15,467)
       Accounts payable and accrued expenses    (2,882)                (5,817)
       Accrued licenses and royalties            8,329                 10,680
       Deferred income taxes                    11,599                (10,778)
       Other                                       257                    272
                                             ---------              ---------
Net cash provided by operating activities       66,769                  8,360
                                             ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and
  equipment                                    (34,297)               (23,287)
Proceeds from sales of property, plant and
  equipment                                        193                    614
Other                                                -                    (41)
                                             ---------              ---------
Net cash used for investing activities         (34,104)               (22,714)
                                             ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                         4,568                 15,000
Repayments of debt                              (1,754)                (6,685)
Proceeds from issuance of common stock          49,119                  1,216
Purchase and retirement of stock                  (112)                  (626)
                                             ---------              ---------
Net cash provided by financing activities       51,821                  8,905
                                             ---------              ---------
Net increase (decrease) in cash and cash
  equivalents                                   84,486                 (5,449)
Cash and cash equivalents at beginning of
  period                                       115,839                 69,406
                                             ---------              ---------
Cash and cash equivalents at end of period   $ 200,325              $  63,957
                                             =========              =========


SUPPLEMENTAL DISCLOSURES
  Non-cash investing and financing
    activities:
     Issuance of stock granted pursuant to
       the 1991 Stock Incentive Plan         $       -              $   1,299





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

  This report on Form 10-Q for the second fiscal quarter ended February 27, 1997, should be read in conjunction with the Company's Report on Form 10-K for the fiscal year ended August 29, 1996. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated August 29, 1996. The Company's fiscal year is a 52 or 53 week period ending on the Thursday closest to August 31.

  During the second quarter of fiscal 1997, the Company completed the sale of 3.0 million shares of its common stock in an underwritten offering. Net proceeds of approximately $48.2 million were received by the Company. In the public offering, Micron Technology, Inc., the Company's parent, sold approximately 12.4 million shares thereby reducing its ownership of the Company to 64%. In connection with the offering, the Company, MTI and certain officers and directors of the Company have each agreed that they, without the prior consent of the managing underwriters of the public offering, will not offer to sell, contract to sell or otherwise dispose of any common stock of the Company for a period of 90 days after February 12, 1997, except pursuant to the Company's stock option or purchase plans existing as of February 12, 1997.


2.   Restructuring Charge

  In February 1996, the Company adopted a plan to discontinue the manufacture and sale of ZEOS brand PC systems and to close the related manufacturing operations in Minneapolis, Minnesota. As a result, the Company recorded a restructuring charge of $29.5 million ($22.6 million or $0.25 per share, net of taxes) in the second quarter of fiscal 1996. The restructuring charge included approximately $14.8 million related to the disposition of inventory of discontinued product lines, the write-off of $11.4 million of goodwill which resulted from the merger with ZEOS, $1.4 million for other asset write-downs, $1.1 million for personnel related costs for approximately 250 employees in manufacturing, purchasing, customer service, finance and administrative functions and $0.8 million of other exit costs.


3.   Receivables

                                     February 27, 1997        August 29, 1996
-----------------------------------------------------------------------------
Trade receivables                            $ 152,981              $ 171,820
Receivables from affiliates, net                 6,270                  2,526
Income taxes recoverable from parent
  corporation                                    4,375                  5,147
Other                                            3,008                  7,363
Allowance for doubtful accounts                 (7,294)                (8,221)
Allowance for returns and discounts             (1,857)                (2,088)
                                             ---------              ---------
                                             $ 157,483              $ 176,547
                                             =========              =========

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands)


4.   Inventories

                                     February 27, 1997        August 29, 1996
-----------------------------------------------------------------------------
Raw materials and supplies                   $  79,210              $  45,949
Work in progress                                15,336                 13,239
Finished goods                                  13,015                 10,675
                                             ---------              ---------
                                             $ 107,561              $  69,863
                                             =========              =========


5.   Property, Plant and Equipment

                                     February 27, 1997        August 29, 1996
-----------------------------------------------------------------------------
Land                                         $   1,639              $   1,639
Buildings                                       41,912                 17,647
Equipment                                      148,851                120,393
Assets in progress                              12,596                 35,398
                                             ---------              ---------
                                               204,998                175,077
Less accumulated depreciation and
  amortization                                 (58,450)               (45,885)
                                             ---------              ---------
                                             $ 146,548              $ 129,192
                                             =========              =========


6.   Accounts Payable and Accrued Expenses

                                     February 27, 1997        August 29, 1996
-----------------------------------------------------------------------------
Trade accounts payable                       $ 171,079              $ 157,350
Payable to affiliates                           16,466                 25,829
Salaries, wages and benefits                    19,954                 16,168
Income taxes payable to parent corporation       2,887                  1,300
Income taxes payable                               378                 14,526
Equipment contracts payable                      8,566                  7,955
Accrued warranty                                 8,588                  7,905
Other                                           13,387                 16,011
                                             ---------              ---------
                                             $ 241,305              $ 247,044
                                             =========              =========

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands)


7.   Debt

                                     February 27, 1997        August 29, 1996
-----------------------------------------------------------------------------
Notes payable in periodic installments
  through September, 2001 weighted average
  interest rate of 7.56% at February 27,
  1997 and 7.52% at August 29, 1996          $  24,085              $  21,261
Other                                               26                     36
                                             ---------              ---------
                                                24,111                 21,297
Less current portion                            (5,937)                (3,064)
                                             ---------              ---------
                                             $  18,174              $  18,233
                                             =========              =========

  The Company has an unsecured revolving credit facility with its parent corporation providing for borrowings of up to $80.0 million, based on the Company's tangible net worth. As of February 27, 1997, the Company was eligible to borrow approximately $80.0 million under the facility, but had no borrowings outstanding.

  The Company has an unsecured credit agreement with two financial institutions providing for borrowings totaling $40.0 million, based on the amount of the Company's eligible receivables. As of February 27, 1997, the Company was eligible to borrow $40.0 million under the agreement, but had no borrowings outstanding.

  Certain of the Company's notes payable are collateralized by equipment with a total cost of approximately $22.0 million and accumulated depreciation of approximately $3.0 million as of February 27, 1997.


8.   Transactions with Affiliates

                         For the quarter ended      For the six months ended
                       February 27,  February 29,  February 27,  February 29,
                               1997          1996          1997          1996
-----------------------------------------------------------------------------
Net sales                 $   8,736     $  11,850     $  13,497     $  29,670
Inventory purchases          18,375        52,055        36,757       131,776
Revenue sharing and
  product and process
  technology expenses             -        18,035             -        33,161
Component recovery
  agreement expenses          9,677             -        15,461             -
Administrative services
  expenses                      233           389           475           778
Property, plant and
  equipment purchases           383           499           529           690
Property, plant and
  equipment sales               121             -           121             -
Construction management
  services                       79            23           624            49


9.   Income Taxes

  The effective income tax rate for the first six months of fiscal 1997 was 38.5%, principally reflecting the federal statutory rate and the net effect of state taxes. The Company's effective income tax rate of 71.6% for the corresponding period in 1996 principally reflected the federal statutory rate, the effect of the write-off during the second quarter of fiscal 1996 of $11.4 million of nondeductible goodwill and the net effect of state taxes. In the second quarter of fiscal 1997, the Company reduced its estimated annual effective tax rate from 39.5% to 38.5% as a result of an increase in the estimated level of state tax credits available to the Company and the effect of sales to foreign countries.

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands)


10.  Earnings Per Share

  Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect.


11.  Commitments

  As of February 27, 1997, the Company had commitments of $18.2 million for equipment purchases and $6.3 million for construction of buildings.
In addition, the Company is required to make minimum royalty payments under certain agreements and periodically enters into purchase commitments with certain suppliers.


12.  Contingencies

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

Overview

  Micron Electronics, Inc., and its subsidiaries (collectively, the "Company") manufacture electronic products and provide services for a wide range of computing and digital applications. The Company develops, markets, manufactures and supports a wide range of PC systems for consumer, business, government and educational use. Micron Custom Manufacturing Services, Inc., a wholly-owned subsidiary of Micron Electronics, Inc., provides custom contract manufacturing services to original equipment manufacturers. The Company's SpecTek memory products division processes and markets reduced specification memory products under the SpecTek brand name. The Company is majority owned by Micron Technology, Inc. ("MTI").

  All period references are to the Company's fiscal periods ended February 27, 1997, November 28, 1996, August 29, 1996 or February 29, 1996, unless otherwise indicated.  All tabular dollar amounts are stated in thousands.

Results of Operations

  Net income for the second quarter of fiscal 1997 was $27.8 million, or $0.30 per share, on net sales of $510.3 million, compared to a net loss of $12.6 million, or $0.14 per share, on net sales of $456.6 million for the second quarter of fiscal 1996. Net income for the first six months of fiscal 1997 was $52.7 million, or $0.56 per share, on net sales of $931.3 million, compared to net income of $4.1 million, or $0.04 per share, on net sales of $895.2 million for the first six months of fiscal 1996. Results of operations in the second quarter and first six months of fiscal 1996 were adversely affected by a pretax restructuring charge of $29.5 million ($22.6 million, or $0.25 per share, net of taxes) resulting from the Company's decisions in the second quarter of fiscal 1996 to discontinue sales of ZEOS brand PC systems and to close its related manufacturing operation in Minneapolis, Minnesota.

Net Sales

  The following summarizes the Company's net sales by product line:

                                   Second Quarter                        Six Months
                        ----------------------------------  ----------------------------------
                               1997              1996              1997              1996
                        ----------------  ----------------  ----------------  ----------------
PC systems              $ 409,578  80.3%  $ 298,215  65.3%  $ 755,485  81.1%  $ 598,012  66.8%
Contract manufacturing     71,377  14.0%    108,538  23.8%    123,134  13.2%    209,090  23.4%
SpecTek memory products    29,319   5.7%     49,866  10.9%     52,673   5.7%     88,095   9.8%
                        --------- ------  --------- ------  --------- ------  --------- ------
Total net sales         $ 510,274 100.0%  $ 456,619 100.0%  $ 931,292 100.0%  $ 895,197 100.0%
                        ========= ======  ========= ======  ========= ======  ========= ======

  Total net sales for the second quarter and first six months of fiscal 1997 were higher compared to the corresponding periods in 1996 primarily due to a higher level of sales of PC systems, partially offset by lower revenues from the Company's contract manufacturing and SpecTek memory products operations which were adversely affected by the industry-wide decline in pricing for semiconductor memory products.

  Personal Computer Systems.   Net sales of PC systems increased in the
second quarter and first six months of fiscal 1997 compared to the corresponding periods in 1996 primarily as a result of increased PC units sold, partially offset by a slight decline in average selling prices for the Company's PC systems. Total unit sales of PC systems in the second quarter and first six months of fiscal 1997 were approximately 45% and 33% higher, respectively, compared to the corresponding periods in 1996, while unit sales of Micron brand PC systems were approximately 54% and 50% higher, respectively, over the same periods. Demand for the Company's PC systems was largely attributable to increased name recognition and market acceptance of the Company's Micron brand PC systems and continued greater acceptance of the direct sales channel for PC products. Increased production of PC systems in 1997 was made possible through manufacturing efficiencies gained in the redesign of the Company's Nampa, Idaho operation primarily during the third quarter of fiscal 1996. There can be no assurance that the Company's name recognition and market acceptance of its PC products will continue to improve or remain at current levels and there can be no assurance of the continued growth of the direct sales channel for PC systems, each of which could have a material adverse effect on the Company's business and results of operations. See "Certain Factors-Personal Computer Systems-Reliance on the Direct Sales Approach" and "Certain Factors-Personal Computer Systems-Competition in the PC Industry."

  Sales to federal, state and local governmental entities were approximately 16% and 21% of total net sales of PC systems in the second quarter and first six months of fiscal 1997, respectively, compared to approximately 10% and 13% in the corresponding periods in 1996. The higher level of sales of PC systems to governmental entities was attributable to sales under the federal government's General Services Administration Vendor program which began in the third quarter of fiscal 1996 and to other direct sales to governmental entities. In addition, sales under federal government procurement programs increased to represent approximately 4% and 7% of total sales of PC systems in the second quarter and first six months of fiscal 1997, respectively, compared to approximately 3% and 7% in the corresponding periods in 1996. Such sales were approximately 53% lower in the second quarter of fiscal 1997 compared to the first quarter of fiscal 1997. The level of the Company's sales of PC systems to governmental entities may vary from quarter to quarter depending on, among other things, the buying practices of governmental entities and the Company's continued and future participation in government procurement programs, of which there can be no assurance. A significant decline in sales to governmental entities could have a material adverse effect on the Company's business and results of operations.

  Unit sales of notebook systems were approximately 10% and 9% of total unit sales of PC systems in the second quarter and first six months of fiscal 1997, respectively, compared to approximately 1% in the corresponding periods in 1996. Notebook sales in fiscal 1997 were comprised of the Micron TransPort, the Company's modular design multimedia notebook product introduced in the third quarter of fiscal 1996.

  Overall average selling prices for the Company's PC systems were approximately 7% lower in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996 and were adversely affected by a decline in pricing for RAM products, but were favorably affected by an increase in unit sales of relatively higher priced notebook systems as a percent of total PC system sales. Desktop average selling prices were adversely affected from general price reductions and the introduction by the Company of the relatively lower priced Client Pro PC systems.

  Sales of PC systems in the second quarter of fiscal 1997 were approximately 18% higher compared to the first quarter of fiscal 1997, primarily as a result of an increase in units sold during the December holiday season and slightly higher overall average selling prices. Overall unit sales were 13% higher in the second quarter of fiscal 1997 compared to the first quarter of fiscal 1997, and were 37% higher to non-governmental entities comparing the same periods. Sales of PC systems incorporating Pentium Pro microprocessors and Pentium microprocessors with MMX technology represented approximately 14% and 10%, respectively, of total PC units sold in the second quarter of fiscal 1997. See "Certain Factors-Personal Computer Systems-Dependence on Key Sources of Supply."

  In the second quarter of fiscal 1996, the Company decided to discontinue the manufacture and sale of ZEOS brand PC systems and to close the related manufacturing operation in Minneapolis, Minnesota. As a percentage of total sales of PC systems, sales of ZEOS brand PC systems in the second quarter and first six months of fiscal 1996 were approximately 8% and 14%, respectively.

  Contract Manufacturing.   Revenue from the Company's contract
manufacturing operation in the second quarter and first six months of fiscal 1997 was approximately 34% and 41% lower, respectively, compared to the corresponding periods in 1996, primarily due to the effect of the sharp industry-wide decline in pricing for semiconductor memory products. The Company shifted its product mix from memory intensive products toward relatively more complex printed circuit boards and system level assemblies. In addition, the Company increased its level of production of complex printed circuit boards compared to the level of memory intensive products. The Company's revenue from the assembly of memory intensive products in the second quarter and first six months of fiscal 1997 was approximately 40% and 42%, respectively, of total contract manufacturing revenue compared to approximately 79% and 81%, respectively, in the second quarter and first six months of fiscal 1996.

  Contract manufacturing revenue was approximately 38% higher in the second quarter of fiscal 1997 compared to the first quarter of fiscal 1997 primarily due to the growth in business from the Company's top five customers. In the second quarter of fiscal 1997 compared to the first quarter of 1997, the Company experienced higher production volumes at its Nampa, Idaho, Durham, North Carolina and Penang, Malaysia facilities and saw a shift toward higher priced, more complex assembly services and products.

  The Company continues to rely on a relatively small number of customers for a significant portion of its contract manufacturing business. Revenue from the Company's top five contract manufacturing customers in the second quarter of fiscal 1997 was approximately 84% of total contract manufacturing revenue compared to approximately 70% in the corresponding period in 1996. Revenue from the Company's largest contract manufacturing customer represented approximately 40% of the Company's total contract manufacturing revenue in the second quarter of fiscal 1997. Revenue from the Company's largest contract manufacturing customer in the corresponding period in 1996 represented approximately 31% of the Company's total contract manufacturing revenue. Contract manufacturing revenue from MTI was approximately 4% of total contract manufacturing revenue in the second quarter of fiscal 1997 and was 7% in the corresponding period in 1996. See "Certain Factors-Contract Manufacturing-Customer Concentration."

  SpecTek Memory Products.   Net sales of reduced specification
semiconductor memory products in the second quarter and first six months of fiscal 1997 by SpecTek, the Company's component recovery operation, were approximately 41% and 40% lower, respectively, compared to the corresponding periods in 1996, primarily due to a sharp industry-wide decline in pricing for semiconductor memory products. These effects were partially offset by a 142% and a 165% increase in megabits of memory products shipped in the second quarter and first six months of fiscal 1997, respectively, compared to the corresponding periods in 1996. Increased shipments were made possible by a shift in product mix to higher density components, the acquisition and utilization of additional test equipment and reduced component test times. Sales of reduced specification memory products were approximately 26% higher in the second quarter of fiscal 1997 compared to the first quarter of fiscal 1997 primarily due to an increase in average selling prices for SpecTek's memory products and a slight increase in the volume of memory shipped. SpecTek's operations are influenced by a number of factors including pricing for, and availability of, reduced specification memory components. See "Certain Factors-SpecTek Memory Products Operation."

  Historically, a substantial majority of the reduced specification memory components used in SpecTek's operation has been obtained from MTI. In the second quarter of fiscal 1997, the Company obtained approximately 81% of its reduced specification memory components from MTI, compared to approximately 64% in the corresponding period in 1996 and 71% in the first quarter of fiscal 1997, with a substantial majority of the remainder purchased from a single third-party alternative source. Purchases from alternative sources are generally negotiated on a purchase order basis and there can be no assurance that the Company will be able to negotiate future purchases from alternative sources on terms acceptable to the Company. Unless the Company is able to obtain significant quantities of reduced specification memory components from alternative sources, the Company's SpecTek memory products operation could be limited to the volume of reduced specification memory components supplied by MTI. Changes in MTI's semiconductor manufacturing processes resulting in improvement of device yields and/or changes in product mix and specifications, or other changes or events at MTI adversely affecting its overall manufacturing output, could adversely affect the volume of reduced specification memory components supplied to the Company. Any reduction in the availability or functionality of reduced specification memory components from MTI or other suppliers could have a material adverse effect on the Company's business and results of operations. See "Certain Factors-SpecTek Memory Products Operation-Dependence on Component Recovery Agreement with MTI."

Gross Margin

                                   Second Quarter                        Six Months
                        ----------------------------------  ----------------------------------
                               1997              1996              1997              1996
                        ----------------  ----------------  ----------------  ----------------
                                    % of              % of              % of              % of
                           Amount  Sales     Amount  Sales     Amount  Sales     Amount  Sales
                        ---------  -----  ---------  -----  ---------  -----  ---------  -----
PC systems              $  72,072  17.6%  $  23,422   7.9%  $ 140,102  18.5%  $  56,703   9.5%
Contract manufacturing      9,401  13.2%      8,923   8.2%     15,981  13.0%     18,940   9.1%
SpecTek memory products    10,142  34.6%     16,665  33.4%     15,982  30.3%     32,079  36.4%
                        ---------         ---------         ---------         ---------
Total gross margin      $  91,615  18.0%  $  49,010  10.7%  $ 172,065  18.5%  $ 107,722  12.0%
                        =========         =========         =========         =========

  The Company's overall gross margin increased significantly in the second quarter and first six months of fiscal 1997 compared to the corresponding periods in 1996 primarily as a result of a higher gross margin percentage realized from the Company's PC operation and a higher level of PC system sales as a percent of total sales, partially offset by a lower gross margin provided by the SpecTek memory products operation. Although the Company's gross margin was $11.2 million higher in the second quarter of fiscal 1997 compared to the first quarter of fiscal 1997, the overall gross margin percentage was lower due primarily to the reduction in the gross margin percentage realized in the Company's PC operation.

  Personal Computer Systems.   The gross margin amount provided by the
Company's PC operation in the second quarter and first six months of fiscal 1997 was approximately 208% and 147% higher, respectively, compared to the corresponding periods in 1996 principally due to a significantly higher gross margin percentage realized on sales of PC systems coupled with a higher level of unit sales of PC systems. The higher gross margin percentage for sales of the Company's PC systems in the second quarter and first six months of fiscal 1997 compared to the corresponding periods in 1996 was primarily due to improved component costs, particularly for RAM products, and, to a lesser extent, an increase in unit sales of notebook systems. Due to the sharp industry-wide decline in pricing for semiconductor memory products, the Company's cost of RAM products decreased significantly beginning at the end of the first quarter of fiscal 1996. Costs for components, particularly RAM, declined at rates faster than reductions in selling prices for the Company's PC systems. There can be no assurance that the Company's future cost of components will decrease at rates comparable to those in recent periods, or at all, or that the Company's selling prices for its PC systems will not decrease at rates faster than the rate of decline in component costs. Increased sales of the Company's notebook products favorably affected the Company's gross margin percentage for sales of PC systems. Notebook products generally have historically experienced higher selling prices and gross margins compared to the balance of the Company's PC systems. There can be no assurance, however, that the Company's notebook products will continue to experience higher selling prices and gross margins compared to the balance of the Company's PC systems. The higher level of sales to governmental entities in the second quarter and first six months of fiscal 1997 compared to the corresponding periods in fiscal 1996 had an adverse effect on the Company's overall PC gross margin percentage, as these sales generally have lower gross margin percentages than the balance of the Company's PC sales. The gross margin percentage realized on sales of PC systems in the second quarter of fiscal 1996 was adversely affected by premature price reductions offered for certain systems in anticipation of lower component costs and by losses experienced on the disposition of excess component inventory.

  The Company's gross margin percentage realized on sales of PC systems was lower in the second quarter of fiscal 1997 than the 19.7% realized in the first quarter of fiscal 1997, primarily due to a lower gross margin percentage on sales of notebook products, Gross margin percentage in the second quarter of fiscal 1997 was adversely affected by the Company's decision to aggressively lower the selling prices for its initial Micron brand notebook as the Company transitioned to successive notebook products. The Company continues to experience significant pressure on its gross margins as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices. In recent weeks, the Company has experienced and increase in costs of RAM products included in its PC systems, which may have an adverse effect on the Company's future gross margin percentage. In addition, the Company's gross margin percentage will continue to depend in large part on its ability to effectively manage its inventories of PC system components. See "Certain Factors-Personal Computer Systems-Competition in the PC Industry" and "Certain Factors-Personal Computer Systems-Inventory Management."

  In September 1996, the Company entered into a license agreement and, through MTI, became licensed under another agreement, each providing for the use of certain technology in the Company's operations. The costs of intellectual property rights used in the manufacture of the Company's PC systems as a percent of net sales of PC systems in the second quarter and first six months of fiscal 1997 were approximately 1.5% lower compared to the corresponding periods in 1996. Future charges for intellectual property rights may fluctuate, however, as a result of the resolution of asserted claims of infringement and claims that may be asserted in the future. In addition, the Company's rights under its license agreement obtained through MTI may terminate in the event that the Company is no longer a majority-owned subsidiary of MTI. See "Certain Factors-General-Intellectual Property Matters."

  Contract Manufacturing.   The gross margin percentage realized from the
Company's contract manufacturing operation in the second quarter and first six months of fiscal 1997 was higher compared to the corresponding periods in 1996 primarily due to a shift in product mix from memory intensive products toward relatively more complex printed circuit board assemblies and from a greater concentration in 1997 of assembly services based on consignment rather than turnkey arrangements with customers.

  SpecTek Memory Products.   The gross margin percentage realized by
SpecTek declined in the second quarter of fiscal 1997 approximated that realized in the second quarter of fiscal 1996. A significant decline in average selling prices for semiconductor memory products was substantially offset by generally lower costs of nonstandard RAM components, including those obtained under the Component Recovery Agreement with MTI. Under this agreement, costs of reduced specification memory components in fiscal 1997 were generally determined as one-half of the net operating income generated from sales of reduced specification memory products obtained from MTI. Prior to fiscal 1997, costs of reduced specification memory components obtained from MTI were generally equal to one-half the price realized from sales of such components. The gross margin percentage realized on sales of reduced specification memory products during the first six months of fiscal 1997 decreased compared to the corresponding period in 1996 principally due to the industry-wide decline in selling prices for semiconductor memory products. The effect of the decline in selling prices was partially offset by generally lower costs for nonstandard RAM components obtained from MTI under the Component Recovery Agreement and components purchased from other sources. See "Certain Factors-SpecTek Memory Products Operation-Dependence on Component Recovery Agreement with MTI."

  The gross margin percentage realized by the Company's SpecTek memory products operation in the second quarter of fiscal 1997 was higher than the gross margin percentage of 25.0% realized in the first quarter of fiscal 1997, primarily due to an increase in average selling prices for the Company's semiconductor memory products.

  In the event that average selling prices for SpecTek's memory products decline further, the gross margin percentage for the SpecTek memory products operation could decline and overall results of operations could be adversely affected. See "Certain Factors SpecTek Memory Products
Operation Pricing of RAM Products." In the event that the Company is unable to obtain additional sources of supply of reduced specification memory components or to maintain its existing sources of supply, the Company's SpecTek memory products operation gross margin and gross margin percentage could decline and overall results of operations could be adversely affected. See "Certain Factors-SpecTek Memory Products Operation-Dependence on Component Recovery Agreement with MTI."

Selling, General and Administrative

                                 Second Quarter              Six Months
                         -------------------------  -------------------------
                             1997 Change      1996      1997 Change      1996
                         -------------------------  -------------------------
Selling, general and
  administrative         $ 47,517  45.6%  $ 32,637  $ 87,343  36.4%  $ 64,024
as a % of net sales          9.3%             7.1%      9.4%             7.2%

  Selling, general and administrative ("SG&A") expenses increased in absolute dollars and as a percent of net sales in the second quarter and first six months of fiscal 1997 compared to the corresponding periods in 1996 primarily due to higher levels of personnel associated with growth in the Company's PC operation and costs associated with the Company's profit sharing programs and increased advertising for the Company's PC operation. SG&A expenses in the first six months of fiscal 1996 included approximately $1.2 million of goodwill amortization, reflecting charges prior to the write-off of unamortized goodwill in connection with the Company's restructuring charge relating to the discontinuance of its ZEOS brand products in the second quarter of fiscal 1996.

  SG&A expenses increased in absolute dollars but decreased as a percentage of net sales in the second quarter of fiscal 1997 compared to the first quarter of fiscal 1997, primarily as a result of the approximately 21% increase in net sales without a commensurate increase in SG&A expenses.

Income Tax Provision (Benefit)

                                 Second Quarter              Six Months
                         -------------------------  -------------------------
                             1997 Change      1996      1997 Change      1996
                         -------------------------  -------------------------
Income tax provision
  (benefit)              $ 16,761    N/A   $  (860) $ 32,960 222.6%  $ 10,217

  The effective income tax rate was 38.5% for the first six months of fiscal 1997, principally reflecting the federal statutory rate and the net effect of state taxes. The Company's effective income tax rate of 71.6% for the corresponding period in 1996 principally reflected the federal statutory rate, the effect of the write-off of non-deductible goodwill during the second quarter of fiscal 1996 of $11.4 million and the net effect of state taxes. In the second quarter of fiscal 1997, the Company reduced its estimated annual effective tax rate from 39.5% to 38.5% as a result of an increase in the estimated level of state tax credits available to the Company and the effect of sales to foreign countries.

Liquidity and Capital Resources

  As of February 27, 1997, the Company had cash and cash equivalents of $200.3 million, representing an increase of $84.5 million from August 29, 1996. Principal sources of liquidity in the first six months of fiscal 1997 were cash flows from operations of $66.8 million, net proceeds of $49.1 million from the issuance of common stock and borrowings of $4.6 million under equipment financing arrangements. Principal uses of cash in 1997 were property, plant and equipment expenditures of $34.3 million for expansion and capacity improvements of the Company's manufacturing operations and repayment of debt of $1.8 million.

  During the second quarter of fiscal 1997, the Company completed the sale of 3.0 million shares of its common stock in an underwritten public offering. Net proceeds of approximately $48.2 million were received by the Company. In the public offering, MTI sold approximately 12.4 million shares thereby reducing its ownership of the Company to approximately 64%.
In connection with the offering, MTI, the Company and certain officers and directors of the Company have each agreed that they, without the prior consent of the managing underwriters of the public offering, will not offer to sell, contract to sell or otherwise dispose of any common stock of the Company, for a period of 90 days after February 12, 1997, except pursuant to the Company's stock option or purchase plans existing as of February 12, 1997.

  The Company has an unsecured revolving credit facility with MTI which provides for borrowings of up to $80.0 million, based on the Company's tangible net worth. As of February 27, 1997, the Company was eligible to borrow approximately $80.0 million under the facility, but had no borrowings outstanding. In addition, the Company has an unsecured revolving credit facility with two financial institutions providing for borrowings of up to $40.0 million, based on the amount of the Company's eligible receivables. As of February 27, 1997, the Company was eligible to borrow $40.0 million under this credit facility, but had no borrowings outstanding. On October 11, 1996, the Company filed a registration statement with the Securities and Exchange Commission allowing for the issuance from time to time by the Company of debt and/or equity securities with a value of up to $75 million, of which approximately $48.5 million has been issued. The proceeds from any such issuance may be used for general corporate purposes. The registration statement also allowed for an additional $250 million of outstanding common stock of the Company to be sold by certain existing shareholders, consisting of MTI and certain management employees, of which approximately $212.9 million has been issued.

  As of February 27, 1997, the Company had capital expenditure commitments of approximately $24.5 million for expansion and upgrade of facilities and equipment. The Company anticipates that its capital expenditures in the remainder of fiscal 1997 will approximate $45 million. The Company recently began construction of an approximately 300,000 square foot facility in Nampa, Idaho for planned expansion of its PC operation, and the Company expects that the cost of construction will total approximately $35 million. This facility is expected to approximately double the Company's current PC manufacturing space and it is anticipated to be in production by the end of calendar 1997.

  The Company expects that its future working capital requirements will continue to increase and believes that currently available cash and cash equivalents, future cash flows from operations, current credit facilities and future equipment financing will be sufficient to fund its operations through fiscal 1997. However, maintaining an adequate level of working capital through the end of fiscal 1997 and thereafter will depend in large part on the success of the Company's products in the marketplace and the Company's ability to control inventory levels, component costs and other operating expenses. The Company may require additional financing for growth opportunities, including any internal expansion that the Company may undertake, expansion and capacity enhancements to additional sites, or strategic acquisitions or partnerships. There can be no assurance that any financing will be available on terms acceptable to the Company, or at all.

Certain Factors

  In addition to factors discussed elsewhere in this Form 10-Q, the following are important factors which could cause actual results or events to differ materially from the historical results of the Company's operations or those results or events contained in any forward-looking statements made by or on behalf of the Company.

General

 Fluctuations in Operating Results

  The Company's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, critical component availability, manufacturing and production constraints, fluctuating component costs, fluctuating market pricing for PC and semiconductor memory products, industry competition, the timing of new product introductions by the Company and its competitors, availability of nonstandard RAM components, inventory obsolescence, seasonal cycles common in the PC industry, seasonal government purchasing cycles, the effects of product reviews and industry awards, changes in product mix and the timing of orders from and shipments to OEM customers. As a result, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period.

 Management of Growth

  In recent periods, the Company has experienced rapid revenue growth and an expansion in the number of its employees, in the breadth and complexity of its management, operating and financial information systems and in its geographic scope of operations. This growth has resulted in new and increased responsibilities for the Company's management and has placed, and continues to place, significant demands upon the Company's management, operating and financial information systems, technical support systems and other resources. The Company continues to consider various expansion alternatives, including expansion of facilities, acquisition or establishment of facilities in new geographic regions and certain strategic relationships. The Company currently is expanding its PC operation facilities in Nampa, Idaho and has recently opened a PC sales and technical support call center in Japan and a contract manufacturing operation in Malaysia. There can be no assurance that the Company's management resources, operating and financial information systems, technical support systems and other resources will be adequate to support the Company's existing or future operations. Any failure to effectively monitor, implement or improve the Company's operational, financial, management and technical support systems could have a material adverse effect on the Company's business and results of operations.

 Control by MTI

  As of February 27, 1997, MTI owned approximately 64% of the Company's outstanding common stock. In addition, four of the eight directors of the Company are also directors of MTI, including Steven R. Appleton, Chairman and Chief Executive Officer of MTI. So long as MTI continues to own a majority of the outstanding common stock of the Company, MTI will have the ability to control the outcome of matters requiring shareholder approval, including the election of directors, and generally will have the ability to control the management and certain financial and other affairs of the Company. Termination of certain of the Company's arrangements by MTI or MTI exercising its control in negotiating arrangements resulting in terms less favorable to the Company could adversely affect the Company's business and results of operations. In the event that MTI's ownership of the Company were to decrease below certain levels, certain of the Company's arrangements with MTI could terminate, which could have a material adverse effect on the Company's business and results of operations. See "Intellectual Property Matters" and "SpecTek Memory Products Operation-Dependence on Component Recovery Agreement."

 Intellectual Property Matters

  It is common in the electronics industry for patent, trademark and other intellectual property rights claims to be asserted against companies, including component suppliers and PC manufacturers. Periodically, the Company is made aware that technology used by the Company may infringe on intellectual property rights held by others. The Company evaluates all such claims and, if necessary, obtains licenses for the continued use of such technology. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for alleged infringement prior to the balance sheet date. The Company would be placed at a competitive disadvantage if it were unable to obtain such licenses upon terms at least as favorable as those experienced by the Company's competitors. The Company has entered into several patent and software license agreements, which generally require one-time or periodic royalty payments and are subject to expiration at various times. The Company is unable to predict whether any of these license agreements can be obtained or renewed on terms acceptable to the Company. If the Company or its suppliers are unable to obtain or provide licenses necessary to use technology or software in their products or processes, the Company may be forced to market products without certain technological features or software, discontinue sales of certain of its products or defend legal actions taken against it relating to allegedly protected technology. The inability of the Company to obtain licenses necessary to use certain technology, or an inability to obtain such licenses on competitive terms, or any litigation determining that the Company, in the manufacture or sale of its products, has infringed on the intellectual property rights held by others, could have a material adverse effect on the Company's business and results of operations.

  The Company, as a majority-owned subsidiary of MTI, benefits from certain license agreements between MTI and third parties. The Company makes payments to MTI relating to certain of such agreements. The Company's rights under such agreements may terminate in the event that the Company is no longer a majority-owned subsidiary of MTI. In the event of any such termination, the inability of the Company independently to obtain such rights on similar terms could have a material adverse effect on the Company's business and results of operations.

 International Operations

  Approximately 7% of the Company's net sales for the second quarter of fiscal 1997, compared to approximately 5% in the first quarter of fiscal
1997 and approximately 10% for the fiscal year ended August 29, 1996, were attributable to sales outside the United States. Although the Company's international sales in the first six months of fiscal 1997 were adversely affected by a decrease in sales of its PC systems through distributors in Japan as the Company initiated direct sales of PC systems through its Japanese call center, the Company believes international sales as a percentage of total sales will increase in the future, particularly for PC systems and contract manufacturing services. In marketing its PC systems in foreign countries, the Company uses either direct selling or indirect selling through distributors, depending on consumer preferences, local infrastructure, language and marketing methods. There can be no assurance that the Company's primary sales and marketing methods through the direct sales channel in the Japanese call center will result in sales at levels that meet or exceed past levels of sales to Japan experienced by the Company.
The Company has established a contract manufacturing operation in Penang, Malaysia, and the Company continues to evaluate the benefits and risks associated with overseas manufacturing for its PC and contract manufacturing operations. The new contract manufacturing operation in Malaysia completed its first product shipment in the second quarter of fiscal 1997. There can be no assurance that the establishment of the Japan and Malaysia operations or any other international expansion will be successful, and any failure by the Company to achieve success in international operations could have a material adverse effect on the Company's business and results of operations. The Company's international operations are subject to a number of other risks, including, without limitation, fluctuations in the value of currencies, export duties, import controls, trade barriers, restrictions on funds transfer, greater difficulty in accounts receivable collections, political and economic instability and compliance with foreign laws.

 Dependence on Key Personnel

  The future success of the Company will depend, in part, on its ability to attract and retain key management and technical personnel. The Company attempts to enhance its management and technical expertise by recruiting qualified individuals who possess desired skill sets and experience in certain targeted areas. There is competition for such personnel in the electronics industries, and the Company's inability to retain employees and attract and retain sufficient additional employees, particularly in the areas of engineering, information technology and technical support resources, could have a material adverse effect on the Company's business and results of operations. The Company does not currently maintain "key man" life insurance with respect to any of its employees. There can be no assurance that the Company will not lose key personnel or that the loss of any key personnel will not have a material adverse effect on the Company's business and results of operations.

 Concentration of Ownership of Common Stock of the Company

  Due to MTI's ownership of approximately 64% of the outstanding shares of the Company's common stock as of February 27, 1997, only a limited percentage of common stock of the Company is traded in the public market, which limits the trading liquidity of the common stock of the Company and may limit the Company's ability to complete future equity financings. The sale on the open market of substantial amounts of shares of common stock of the Company currently held by MTI could adversely affect the prevailing market prices of common stock of the Company. MTI's ability to sell shares of common stock of the Company, unless registered under the Securities Act of 1933, as amended (the "Securities Act"), is subject to volume and other restrictions pursuant to Rule 145 promulgated under the Securities Act. In connection with an underwritten public offering of shares of the Company's common stock, MTI, the Company and certain officers and directors of the Company have each agreed that they, without the prior consent of the managing underwriters of the public offering, will not offer to sell, contract to sell or otherwise dispose of any common stock of the Company, for a period of 90 days after February 12, 1997, except pursuant to the Company's stock option or purchase plans existing as of February 12, 1997.

 Volatility of Stock Price

  The trading prices of the common stock of the Company and the stock of other companies primarily engaged in the PC industry have had a history of significant volatility. The trading price of the common stock of the Company is subject to significant fluctuations due to general market conditions in the PC industry, announcements of technological innovations, new commercial products or new strategies by competitors, component availability and pricing, the significant number of shares of common stock of the Company eligible for future sale into the public market or other factors. The stock market generally has experienced significant price and volume fluctuations, and such fluctuations have impaired stock prices for many high technology companies. These broad market fluctuations, as well as general economic conditions and the financial performance of the Company, may adversely affect the market price of the common stock of the Company.

Personal Computer Systems

 Competition in the PC Industry

  The PC industry is highly competitive and has been characterized by intense pricing pressure, rapid technological advances in hardware and software, frequent introduction of new products, low gross margin percentages and rapidly declining component costs. Competition in the PC industry is based primarily upon performance, price, reliability, service and support. The Company believes that the rate of growth in worldwide sales of PC systems, particularly in the United States, where the Company sells a substantial majority of its PC systems, has declined and may remain below the growth rates experienced in recent years. Any general decline in demand, or a decline in the rate of increase of demand, for PC systems could increase price competition and could have a material adverse effect on the Company's business and results of operations. To remain competitive, the Company must frequently introduce new products and price its products and offer customers lead times comparable to its competitors. In addition, to remain competitive, the Company generally reduces the selling prices of its PC systems in connection with declines in costs of components. The Company competes with a number of PC manufacturers which sell their products primarily through direct channels, including Dell Computer, Inc. and Gateway 2000, Inc. The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation and Toshiba Corporation among others, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, retail stores and direct sales forces. Many of the Company's PC competitors offer broader product lines, have substantially greater financial, technical, marketing and other resources than the Company and may benefit from component volume purchasing arrangements that are more favorable in terms of pricing and component availability than the arrangements enjoyed by the Company. In addition, as a result of PC industry standards, the Company and its competitors generally use many of the same components, typically from the same set of suppliers, which limits the Company's ability to technologically and functionally differentiate its products. In the future, the Company expects to face increased competition in the U.S. direct sales market from foreign PC suppliers and from domestic suppliers of PC products that decide to implement, or devote additional resources to, a direct sales strategy. In order to gain an increased share of the U.S. PC direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market. The Company's ability to continue to produce competitively priced products and to maintain existing gross margin percentages will depend, in large part, on the Company's ability to sustain high levels of sales and control inventory levels, component cost and other operating expenses. Any failure by the Company to transition to new products effectively or to accurately forecast demand for its products may have a material adverse effect on the Company's business and results of operations.

 Inventory Management

  The Company's ability to compete successfully in the PC market in the future will depend in large part on its ability to effectively manage its inventories of PC components. The Company's PC operations focus on the direct sale of assemble-to-order PC systems that feature components incorporating the latest technological developments in the PC industry. Although the Company's level of inventories decreased from the end of the first quarter of fiscal 1997 to the end of the second quarter of fiscal 1997, the Company has experienced a significant increase in the level of inventories since the fourth quarter of fiscal 1996. The Company has experienced in the past, and could experience in the future, inventory obsolescence resulting from, among other things, the fast pace of technological developments in the PC industry and the short product life cycles of PC systems and components. In addition, because high volumes of quality components are required for the manufacture of the Company's PC systems, the Company has experienced in the past, and expects to experience in the future, shortages and other supply constraints of key components. Such shortages or supply constraints have in the past adversely affected, and could in the future adversely affect, the Company's ability to ship products on schedule or at expected gross margins. To be successful in the future, the Company must accurately anticipate demand for its products and obtain adequate supplies of components to meet such demand. The failure of the Company to manage its inventories effectively could result in inventory obsolescence, excess inventories, component shortages and untimely shipment of products, any of which could have a material adverse effect on the Company's business and results of operations.

  From time to time, the Company has been unable to obtain sufficient quantities of certain critical components to permit the Company to meet demand for its products. Sales of PC systems in the first six months of fiscal 1997 were adversely affected by shortages of certain Intel Pentium
Pro microprocessors and certain high-performance disk drives. There can be no assurance that imbalances between supply and demand for microprocessors or any other critical components will not occur in the future or that the Company will be able to obtain these components from Intel or other parties in quantities sufficient to meet demand within the near or longer term at competitive prices or at all. In the event that these components are unavailable to the Company in sufficient quantities at competitive prices in the future, the Company may need to modify its product offerings, which, in turn, could adversely affect the Company's business and results of operations.

 Short PC Product Life Cycles

  To maintain a competitive position in the PC industry, the Company must introduce new products and features that address the needs and preferences of customers in its target markets. The PC industry is characterized by short product life cycles resulting from rapid changes in technology and consumer preferences and declining product prices. To remain competitive, the Company must frequently introduce new products and features. There can be no assurance that these products or features will be successful, that the introduction of new products or features by the Company or its competitors will not materially and adversely affect the sale of, or gross margins on, the existing products of the Company or that the Company will be able to adapt to future changes in the PC industry. The Company does not maintain a significant research and development group. Instead, the Company strives to work closely with PC component suppliers and other technology developers to evaluate the latest developments in PC-related technology. There can be no assurance that the Company will continue to have access to new technology, will be successful in incorporating new technology in its products or will be able to deliver commercial quantities of new products or features in a timely and cost-effective manner.

 Dependence on Key Sources of Supply

  The Company purchases substantially all of its PC components and subassemblies from suppliers on a purchase order basis and generally does not have long-term supply arrangements with its suppliers. Certain components, subassemblies and software included in the Company's PC systems are obtained from sole suppliers or a limited number of suppliers. The microprocessors used in the Company's PC systems are manufactured exclusively by Intel. In addition, the Company currently purchases a significant majority of its motherboards from a single source. A significant portion of the RAM components used in the Company's PC systems are supplied by MTI, and the Company expects to continue to rely on MTI as its primary source of RAM components. The Company focuses on providing PC systems that feature components incorporating the latest technological developments in the PC industry, which components are periodically in short supply and are available from sole or a limited number of suppliers. As a result, the Company has experienced in the past, and expects to experience in the future, shortages in the components and subassemblies used in its PC systems. From time to time, the Company has been unable to obtain sufficient quantities of certain Intel microprocessors and in recent weeks, the Company has experienced an increase in costs of RAM products included in its PC systems. Sales of PC systems in the first six months of fiscal 1997 were directly affected by shortages of certain Intel Pentium Pro microprocessors and certain high-performance disk drives. The Company relies, to a certain extent, upon its suppliers' abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the PC industry. The Company's reliance on a limited number of suppliers and on a strategy of incorporating the latest technological developments into its PC systems involves several risks, including the possibility of shortages and/or increases in costs of components, subassemblies and software, and risk of reduced control over delivery schedules, which could have a material adverse effect on the Company's business and results of operations.

  The Company's TransPort notebook PC systems are currently assembled by a single third-party manufacturer. This outsourcing arrangement and any future outsourcing arrangements that the Company may enter into may reduce the direct control the Company has over certain components and the assembly of such products. It is uncertain what effect such limited control will have over the quality of the products manufactured, the Company's ability to ship such products on a timely basis or the flexibility of the Company to respond to changing market conditions. Moreover, although arrangements with such manufacturers may contain provisions for warranty obligations on the part of such manufacturers, the Company remains primarily responsible to the consumer for warranty obligations. Any unanticipated product defect or warranty obligation, whether pursuant to arrangements with third-party manufacturers or otherwise, could adversely affect the Company's business and results of operations.

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

 Reliance on the Direct Sales Approach

  The Company primarily markets its PC systems directly to individuals, small and medium-sized businesses and governmental and educational entities through advertisements in PC trade publications, direct-mail campaigns and on the Internet. Direct sales orders are received primarily by telephone by the Company's sales representatives who review configuration options and pricing with the customer. The direct sales approach may make it difficult for the Company to penetrate specific markets and may be less appealing to first-time PC buyers than other sales channels. In addition, the Company's ability to increase future sales of PC systems is dependent in part on the growth of the direct sales channel. The Company believes that to retain customer interest in its PC systems and brand name recognition of its products, the Company must continue to offer products, services and support which are recognized by trade publications for overall performance, price, reliability and quality. There can be no assurance that the name recognition and market acceptance of the Company's PC products will not decline in the future, which could have a material adverse effect on the Company's business and results of operations. There can be no assurance that direct sales of PC systems as a percentage of industry-wide PC sales will increase or that the Company will increase its share of the direct sales market in the future. There can be no assurance that the Company's direct sales strategy will be successful in international markets or that PC companies that currently distribute their PC products primarily through distributors and resellers will not implement or devote additional resources to a direct sales strategy. Any decline in the rate of growth of the PC direct sales channel, or the Company's failure to compete successfully in the direct sales channel, could have a material adverse effect on the Company's business and result of operations.

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

  The Company believes that the significant competitive factors in the contract manufacturing industry include service, quality, price, technology, location and the ability to offer flexible delivery schedules and deliver finished products on an expeditious and timely basis in accordance with customers' expectations. The Company may be at a disadvantage as to certain competitive factors when compared to manufacturers with greater resources than the Company, substantial offshore facilities or substantially larger domestic facilities. While the Company recently began operation of its first foreign contract manufacturing facility, there can be no assurance that the Company's contract manufacturing operation will compete successfully in the future with regard to these factors. In order to remain competitive, the Company may be required to expand its contract manufacturing capacity and may be required to establish additional international operations. There can be no assurance that the Company will be successful in expanding its contract manufacturing operation on a timely and efficient basis, or at all. The failure to do so could have a material adverse effect on the Company's business and results of operations.

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

 Customer Concentration

  Revenue from the Company's top five contract manufacturing customers in the second quarter of fiscal 1997 was approximately 84% of total contract manufacturing revenue compared to approximately 70% in the corresponding period in 1996 and 66% in the first quarter of fiscal 1997. Revenue from the Company's largest contract manufacturing customer represented approximately 40% of the Company's total contract manufacturing revenue in the second quarter of fiscal 1997. Revenue from the Company's largest contract manufacturing customer in the corresponding period in 1996 represented approximately 31% of the Company's total contract manufacturing revenue. Contract manufacturing revenue from MTI was approximately 4% of total contract manufacturing revenue in the second quarter of fiscal 1997 compared to approximately 7% in the corresponding period in 1996 and 6% in the first quarter of fiscal 1997. The Company expects to continue to experience a high degree of contract manufacturing customer concentration.

  The Company has no long-term agreements with any of its contract manufacturing customers. The Company believes that its key contract manufacturing customers may from time to time materially reduce their purchases of the Company's contract manufacturing services in the future. Although the Company has generally in the past been able to replace such business with increased business from new or existing customers, there can be no assurance that the Company will obtain sufficient alternative business on a timely basis, and the failure to obtain such business could have a material adverse effect on the Company's business and results of operations.

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

SpecTek Memory Products Operation

 Dependence on Component Recovery Agreement with MTI

  Historically, a substantial majority of the nonstandard RAM components used in the Company's SpecTek memory products operation has been obtained from MTI. The Company and MTI are parties to a Component Recovery Agreement, effective as of August 30, 1996 (the "Component Recovery Agreement"), under which MTI is required to deliver to the Company all of the nonstandard RAM components produced at MTI's semiconductor manufacturing operations. The Company's cost of nonstandard components under this agreement generally is determined as one-half of the operating income generated from sales of reduced specification RAM products supplied by MTI. There can be no assurance that MTI will continue to produce adequate volumes of nonstandard RAM components to maintain the Company's SpecTek memory products operation at existing or historic levels. The Component Recovery Agreement, which expires September 2, 1999, may be terminated by MTI in the event that MTI's ownership of the Company falls below 30%. Expiration, termination or renegotiation of the Component Recovery Agreement could have a material adverse effect on the Company's business and results of operations. Changes in MTI's semiconductor manufacturing processes resulting in improvement of device yields and/or changes in the product mix or specifications of its memory components, or other changes or events at MTI adversely affecting its overall manufacturing output, could adversely affect the volume of nonstandard RAM components supplied by MTI.

  Many semiconductor memory manufacturers are reluctant to sell nonstandard RAM components because such components could compete with their full specification RAM components for similar applications. In addition, some manufacturers are concerned that subsequent testing performed by a recovery operation could reveal proprietary data regarding manufacturing yields and processes. As a result, there can be no assurance that the Company will be able to obtain nonstandard RAM components from semiconductor manufacturers in quantities sufficient to meet demand for the Company's products. Any reduction in the availability or functionality of nonstandard RAM components from the Company's suppliers could have a material adverse effect on the Company's business and results of operations.

 Pricing of RAM Products

  Pricing for the Company's reduced specification RAM products fluctuates, to a large degree, based on industry-wide pricing for semiconductor memory products. The Company has experienced significant declines in the average selling prices of its reduced specification RAM products as industry-wide average selling prices for full specification semiconductor memory products experienced a sharp decline. The Company believes that such decline in average selling prices of semiconductor memory products was due primarily to changes in the balance of supply and demand for these commodity products, and the Company is unable to predict the impact of semiconductor memory product market dynamics in future periods. Due to increased market risk associated with holding purchased memory components in inventory, the Company has experienced in the past, and may experience in the future, losses from write downs of memory component inventories in periods of declining prices. Further declines in pricing for semiconductor memory products would likely result in declines in average selling prices of the Company's reduced specification RAM products, which could have a material adverse effect on the Company's business and results of operations.

                        PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)  The following are filed as a part of this report:

  Exhibit    Description
  -------    -------------------------------------------
  11         Computation of Per Share Earnings


  (b)  Reports on Form 8-K:

  The registrant did not file any reports on Form 8-K during the quarter ended February 27, 1997.







































  Micron Electronics, TransPort, and SpecTek are trademarks of the Company, and ZEOS is a registered trademark of the Company. Intel and Pentium are registered trademarks and MMX is a trademark of Intel Corporation. All other trademarks are the property of their respective holders.

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


                              MICRON ELECTRONICS INC.
                              -----------------------------------------------
                              (Registrant)


Dated:  March 20, 1997
                              /s/  T. Erik Oaas
                              -----------------------------------------------
                              T. Erik Oaas, Executive Vice President
                              Finance, and Chief Financial Officer
                              (Principal Financial and Accounting Officer)