Form 10-Q
period 1997-05-29
MICRON ELECTRONICS INC
filed 1997-06-20
CIK 854460

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549


                                     FORM 10-Q



     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

     For the quarterly period ended               May 29, 1997
                                   ------------------------------------------
                                        OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

     For the transition period from                    to
                                   --------------------  --------------------
     Commission File Number:                        0-17932
                            -------------------------------------------------




                              Micron Electronics, Inc.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)





                Minnesota                                     41-1404301
     -------------------------------                      -------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)


     900 E. Karcher Road,  Nampa, Idaho                                 83687
     ------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip Code)


     Registrant's telephone number, including area code        (208) 893-3434
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

  The number of outstanding shares of the registrant's common stock as of June 16, 1997 was 95,488,276.

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Micron Electronics, Inc.
Statements of Operations
(Amounts in thousands, except per share amounts)

                                    For the quarter ended     For the nine months ended
                                    May 29,       May 30,         May 29,       May 30,
                                       1997          1996            1997          1996
---------------------------------------------------------------------------------------
Net sales                       $   511,394   $   412,322     $ 1,442,686   $ 1,307,519
Cost of goods sold                  431,812       353,751       1,191,039     1,141,226
                                -----------   -----------     -----------   -----------
Gross margin                         79,582        58,571         251,647       166,293
Selling, general and
  administrative                     49,288        36,084         136,631       100,108
Research and development              1,012           673           2,929         2,268
Restructuring charge                      -             -               -        29,500
                                -----------   -----------     -----------   -----------
Operating income                     29,282        21,814         112,087        34,417
Interest income, net                  2,679           888           5,485         2,561
                                -----------   -----------     -----------   -----------
Income before taxes                  31,961        22,702         117,572        36,978
Income tax provision                 12,305         8,627          45,265        18,844
                                -----------   -----------     -----------   -----------
Net income                      $    19,656   $    14,075     $    72,307   $    18,134
                                ===========   ===========     ===========   ===========

Earnings per share              $      0.20   $      0.15     $      0.77   $      0.20

Number of shares used in per
  share calculation                  96,157        92,477          94,236        92,438
























The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Balance Sheets
(Dollars in thousands, except par value amounts)


As of                                        May 29, 1997     August 29, 1996
-----------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                       $ 198,329           $ 115,839
Receivables                                       185,582             176,547
Inventories                                        87,653              69,863
Deferred income taxes                              25,480              35,014
Other current assets                                3,965               1,853
                                                ---------           ---------
  Total current assets                            501,009             399,116
Property, plant and equipment, net                168,604             129,192
Other assets                                          938               1,625
                                                ---------           ---------
  Total assets                                  $ 670,551           $ 529,933
                                                =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses           $ 243,034           $ 247,044
Accrued licenses and royalties                     34,822              27,242
Current debt                                        7,433               3,064
                                                ---------           ---------
  Total current liabilities                       285,289             277,350
Long-term debt                                     17,129              18,233
Deferred income taxes                               4,991               2,436
Other liabilities                                  13,232               3,454
                                                ---------           ---------
  Total liabilities                               320,641             301,473

Commitments and contingencies

Common stock, $.01 par value, authorized
  150.0 million shares; issued and
  outstanding 95.5 million shares at May
  29, 1997, and 92.5 million shares at
  August 29, 1996                                     955                 925
Additional capital                                118,999              69,392
Retained earnings                                 230,192             158,143
Cumulative foreign currency translation
  adjustment                                         (236)                  -
                                                ---------           ---------
  Total shareholders' equity                      349,910             228,460
                                                ---------           ---------
Total liabilities and shareholders' equity      $ 670,551           $ 529,933
                                                =========           =========














The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Statements of Cash Flows
(Amounts in thousands)


For the nine months ended                    May 29, 1997        May 30, 1996
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                      $  72,307           $  18,134
Adjustments to reconcile net income to net cash
  flows from operating activities:
     Depreciation                                  25,020              13,927
     Amortization                                     180               1,542
     Restructuring charge                               -              29,500
     Changes in assets and liabilities, net of
      effect of restructuring charge:
       Receivables                                 (9,035)             (1,111)
       Inventories                                (17,790)            (18,015)
       Accounts payable and accrued expenses       11,564              (6,075)
       Accrued licenses and royalties               7,581              17,746
       Deferred income taxes                       12,089              (8,748)
       Other                                       (2,076)              1,984
                                                ---------           ---------
Net cash provided by operating activities          99,840              48,884
                                                ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment    (69,345)            (46,301)
Proceeds from sales of property, plant and
 equipment                                            694               5,695
Other                                                (591)               (214)
                                                ---------           ---------
Net cash used for investing activities            (69,242)            (40,820)
                                                ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                            5,568              25,000
Repayments of debt                                 (2,721)            (21,687)
Proceeds from issuance of common stock             49,627               1,323
Purchase and retirement of stock                     (363)               (726)
Other                                                (219)                  -
                                                ---------           ---------
Net cash provided by financing activities          51,892               3,910
                                                ---------           ---------
Net increase in cash and cash equivalents          82,490              11,974
Cash and cash equivalents at beginning of
 period                                           115,839              69,406
                                                ---------           ---------
Cash and cash equivalents at end of period      $ 198,329           $  81,380
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

  This report on Form 10-Q for the third fiscal quarter ended May 29, 1997, should be read in conjunction with the Company's Report on Form 10-K for the fiscal year ended August 29, 1996. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated August 29, 1996. The Company's fiscal year is a 52 or 53 week period ending on the Thursday closest to August 31.

  During the second quarter of fiscal 1997, the Company completed the sale of 3.0 million shares of its common stock in an underwritten offering. Net proceeds of approximately $48.2 million were received by the Company. In the underwritten public offering, Micron Technology, Inc., the Company's parent, sold approximately 12.4 million shares thereby reducing its ownership of the Company as of May 29, 1997, to 64%.

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and interpretations thereof, and makes them comparable to international EPS Standards. This statement is expected to be adopted by the Company effective in its second quarterly report for fiscal 1998. The Company does not expect earnings per share as calculated and presented under SFAS No. 128 to be materially different than calculated and disclosed under the Company's existing methodology.


2.   Restructuring Charge

  In February 1996, the Company adopted a plan to discontinue the manufacture and sale of ZEOS brand PC systems and to close the related manufacturing operations in Minneapolis, Minnesota. As a result, results of operations in the first nine months of fiscal 1996 were adversely affected by a pretax restructuring charge of $29.5 million (approximately $22.6 million, or $0.24 per share, net of taxes). The restructuring charge included approximately $14.8 million related to the disposition of inventory of discontinued product lines, the write-off of $11.4 million of goodwill which resulted from the merger with ZEOS, $1.4 million for other asset write-downs, $1.1 million for personnel related costs for approximately 250 employees in manufacturing, purchasing, customer service, finance and administrative functions and $0.8 million of other exit costs.


3.   Receivables
                                             May 29, 1997     August 29, 1996
-----------------------------------------------------------------------------
Trade receivables                               $ 182,423           $ 171,820
Receivables from affiliates, net                    3,148               2,526
Income taxes recoverable from parent
 corporation                                        4,426               5,147
Other                                               3,873               7,363
Allowance for doubtful accounts                    (5,978)             (8,221)
Allowance for returns and discounts                (2,310)             (2,088)
                                                ---------           ---------
                                                $ 185,582           $ 176,547
                                                =========           =========

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands)


4.   Inventories
                                             May 29, 1997     August 29, 1996
-----------------------------------------------------------------------------
Raw materials and supplies                      $  59,725           $  45,949
Work in progress                                   12,815              13,239
Finished goods                                     15,113              10,675
                                                ---------           ---------
                                                $  87,653           $  69,863
                                                =========           =========


5.   Property, Plant and Equipment
                                             May 29, 1997     August 29, 1996
-----------------------------------------------------------------------------
Land                                            $   1,639           $   1,639
Buildings                                          42,581              17,647
Equipment                                         148,769             120,393
Assets in progress                                 35,279              35,398
                                                ---------           ---------
                                                  228,268             175,077
Less accumulated depreciation and amortization    (59,664)            (45,885)
                                                ---------           ---------
                                                $ 168,604           $ 129,192
                                                =========           =========


6.   Accounts Payable and Accrued Expenses
                                             May 29, 1997     August 29, 1996
-----------------------------------------------------------------------------
Trade accounts payable                          $ 166,707           $ 157,350
Payable to affiliates                              23,445              25,829
Salaries, wages and benefits                       17,815              16,168
Income taxes payable to parent corporation          5,490               1,300
Income taxes payable                                4,140              14,526
Equipment contracts payable                         5,089               7,955
Accrued warranty                                   10,469               7,905
Other                                               9,879              16,011
                                                ---------           ---------
                                                $ 243,034           $ 247,044
                                                =========           =========

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands)


7.   Debt
                                             May 29, 1997     August 29, 1996
-----------------------------------------------------------------------------
Notes payable in periodic installments
  through September, 2001 weighted average
  interest rate of 7.55% at May 29, 1997,
  and 7.52% at August 29, 1996                  $  23,124           $  21,261
Amount outstanding under revolving loan
  agreement, due May 1998, variable
  interest of 7.63% at May 29, 1997                 1,000                   -
Other                                                 438                  36
                                                ---------           ---------
                                                   24,562              21,297
Less current portion                               (7,433)             (3,064)
                                                ---------           ---------
                                                $  17,129           $  18,233
                                                =========           =========

  The Company has an unsecured revolving credit facility with its parent corporation providing for borrowings of up to $80.0 million, based on the Company's tangible net worth. As of May 29, 1997, the Company was eligible to borrow the full amount available under the facility, but had no borrowings outstanding. In addition, the Company has an unsecured credit agreement, expiring June 30, 1997, with two financial institutions providing for borrowings totaling $40.0 million, based on the amount of the Company's eligible receivables. As of May 29, 1997, the Company was eligible to borrow the full amount under the agreement, but had no borrowings outstanding.

  During the third quarter of fiscal 1997, the Company's wholly-owned subsidiary, Micron Custom Manufacturing Services, Inc. ("MCMS"), entered into a revolving loan agreement with a financial institution, expiring May 2007, providing for borrowings of up to $15.0 million. Amounts outstanding under the agreement are collateralized by certain real property. Under the terms of the agreement, the amount available to MCMS decreases by $1.0 million per year. As of May 29, 1997, there was $1.0 million outstanding under the agreement.

  Certain of the Company's notes payable are collateralized by equipment with a total cost of approximately $22.0 million and accumulated depreciation of approximately $4.1 million as of May 29, 1997.


8.   Transactions with Affiliates
                                    For the quarter ended     For the nine months ended
                                    May 29,       May 30,         May 29,       May 30,
                                       1997          1996            1997          1996
---------------------------------------------------------------------------------------
Net sales                         $   5,949     $  10,104       $  19,446     $  39,774
Inventory purchases                  27,357        35,704          64,242       167,480
Revenue sharing expenses                  -        10,793               -        43,954
Component recovery agreement
 expenses                            17,449             -          32,910             -
Administrative services and other
 expenses                               706           451           2,033         1,229
Property, plant and equipment
 purchases                              330            43             859           733
Property, plant and equipment sales       2             -             123             -
Construction management services        287            51             911           100


9.   Income Taxes

  The effective income tax rate for the first nine months of fiscal 1997 was 38.5%, principally reflecting the federal statutory rate and the net effect of state taxes. The Company's effective income tax rate of 51.0% for the corresponding period in 1996 principally reflected the federal statutory rate, the effect of the write-off during the second quarter of fiscal 1996 of $11.4 million of nondeductible goodwill and the net effect of state taxes.

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands)


10.  Earnings Per Share

  Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect.


11.  Commitments

  As of May 29, 1997, the Company had commitments of approximately $23.7 million for equipment purchases and $11.3 million for construction of buildings. In addition, the Company is required to make minimum royalty payments under certain agreements and periodically enters into purchase commitments with certain suppliers.


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

  During the third quarter of fiscal 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states. In association therewith, the Company is party to agreements with nearly all states which generally limit the liability of the Company for non-collection of sales and use taxes prior to such agreements' effective dates. Although the Company has not entered into agreements with all states, management believes the ultimate settlement of this matter will not have a material adverse effect on the Company's business and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Micron Electronics, Inc.'s actual results could differ materially from its historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in ''Certain Factors.''

Overview

  Micron Electronics, Inc., and its subsidiaries (collectively, the "Company") manufacture electronic products and provide services for a wide range of computing and digital applications. The Company develops, markets, manufactures and supports a wide range of PC systems for consumer, business, government and educational use. Micron Custom Manufacturing Services, Inc., a wholly-owned subsidiary of Micron Electronics, Inc., provides custom contract manufacturing services to original equipment manufacturers. SpecTek, the Company's component recovery operation, processes and markets various grades of dynamic random access memory ("DRAM") products under the SpecTek brand name. The Company is majority owned by Micron Technology, Inc.
("MTI").

  All period references are to the Company's fiscal periods ended May 29, 1997, February 27, 1997, August 29, 1996 or May 30, 1996, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

  On June 10, 1997, the Company announced it had entered into a definitive agreement to acquire NetFRAME Systems Incorporated, a provider of enterprise-class multiprocessor servers, by means of a cash tender offer with an aggregate purchase price of approximately $14 million. The transaction, which is subject to the tendering of shares and certain conditions and approvals, is expected to be completed in the fourth quarter of fiscal 1997. NetFRAME reported net losses of approximately $28.0 million and $11.1 million for its fiscal year ended December 28, 1996, and its first quarter of fiscal 1997, respectively, on net sales of approximately $74.3 million and $13.6 million, respectively.


Results of Operations

  Net income for the third quarter of fiscal 1997 was approximately $19.7 million, or $0.20 per share, on net sales of approximately
$511.4 million, compared to net income of approximately $14.1 million, or $0.15 per share, on net sales of approximately $412.3 million for the third quarter of fiscal 1996. Net income for the first nine months of fiscal 1997 was approximately $72.3 million, or $0.77 per share, on net sales of approximately $1,442.7 million, compared to net income of approximately $18.1 million, or $0.20 per share, on net sales of approximately $1,307.5 million for the first nine months of fiscal 1996. Results of operations in the first nine months of fiscal 1996 were adversely affected by a pretax restructuring charge of $29.5 million (approximately $22.6 million, or $0.24 per share, net of taxes) resulting from the Company's decisions in the second quarter of fiscal 1996 to discontinue sales of ZEOS brand PC systems and to close its related manufacturing operation in Minneapolis, Minnesota.

Net Sales

  The following summarizes the Company's net sales by product line:

                                     Third Quarter                          Nine Months
                        --------------------------------------  --------------------------------------
                               1997                1996               1997                1996
                        ------------------  ------------------  ------------------  ------------------
PC systems              $  382,321   74.8%  $  294,837   71.5%  $1,137,806   78.8%  $  892,849   68.3%
Contract manufacturing      82,565   16.1%      86,135   20.9%     205,699   14.3%     295,225   22.6%
SpecTek memory products     46,508    9.1%      31,350    7.6%      99,181    6.9%     119,445    9.1%
                        ----------  ------  ----------  ------  ----------  ------  ----------  ------
Total net sales         $  511,394  100.0%  $  412,322  100.0%  $1,442,686  100.0%  $1,307,519  100.0%
                        ==========  ======  ==========  ======  ==========  ======  ==========  ======

  Total net sales for the third quarter of fiscal 1997 were higher compared to the corresponding period in 1996 primarily due to a higher level of sales of PC systems and higher net sales of DRAM products. Higher PC sales in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996 were partially offset by lower revenues from the Company's contract manufacturing operations and lower net sales of DRAM products, which were both adversely affected by the general industry-wide decline in pricing for semiconductor memory products.

  PC Systems.   While net sales of PC systems increased in the third
quarter and first nine months of fiscal 1997 compared to the corresponding periods in 1996, net sales of PC systems in the third quarter of fiscal 1997 were 7% lower compared to the second quarter of fiscal 1997.
This sequential decline was primarily attributable to declines in average selling prices and unit sales of desktop PC systems, partially offset by increased unit sales and average selling prices for notebook and server products. Sales in the third quarter of fiscal 1997 were adversely affected by a reduction in selling prices of the Company's lower-end PC systems coupled with a shift in product mix toward these lower-end systems. Sales in the second quarter of fiscal 1997 were affected favorably by strong demand for the Company's PC systems in the holiday season. The higher level of net sales of PC systems in the third quarter and first nine months of fiscal 1997 compared to the corresponding periods in 1996 was primarily a result of increased PC units sold, partially offset by a decline in overall average selling prices for the Company's PC systems.

  Total unit sales of PC systems in the third quarter and first nine months of fiscal 1997 were 50% and 38% higher, respectively, compared to the corresponding periods in 1996. Unit sales of notebook systems were 11% and 10% of total unit sales of PC systems in the third quarter and first nine months of fiscal 1997, respectively, compared to 6% and 3%, respectively, in the corresponding periods in 1996.
Demand for the Company's PC systems was largely attributable to increased name recognition and market acceptance of the Company's
PC systems and continued greater acceptance of the direct sales channel for PC products. Increased production of PC systems in 1997 was made possible through manufacturing efficiencies gained in the redesign of the Company's Nampa, Idaho operation primarily during the third quarter of fiscal 1996. The failure of the Company's name recognition and market acceptance to continue to improve, the failure of the direct sales channel for PC systems to continue to grow, or the inability of the Company to compete effectively in the direct sales channel could have a material adverse effect on the Company's business and results of operations. See "Certain Factors Personal Computer Systems Reliance on the Direct Sales Approach" and "Certain Factors Personal Computer Systems Competition in the PC Industry."

  Sales to federal, state and local governmental and educational entities were 18% and 20% of total net sales of PC systems in the third quarter and first nine months of fiscal 1997, respectively, compared to 11% and 13% in the corresponding periods in 1996. This higher level of sales of PC systems to governmental entities was attributable to sales under the federal government's General Services Administration Vendor program and to other direct sales to governmental entities. Sales under federal government procurement programs represented 4% of total sales of PC systems in both the third and second quarters of fiscal
1997, compared to 11% of total sales in the first quarter of fiscal
1997 and compared to 1% and 5% in the third quarter and first nine months of fiscal 1996, respectively. The level of the Company's sales of PC systems to governmental entities may vary from quarter to quarter depending on, among other things, buying practices of governmental entities and the Company's continued and future participation in government procurement programs, of which there can be no assurance.
A significant decline in sales to governmental entities could have a material adverse effect on the Company's business and results of operations.

  The Company's average selling price for PC systems decreased 15% in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996, primarily due to aggressive pricing for, and a shift in product mix toward, the Company's lower-end PC systems. In addition, the Company's average selling prices for PC systems in the third quarter and first nine months of fiscal 1997 were adversely impacted during those periods by a decline in value of RAM products incorporated in the Company's PC systems, partially offset by an increase in average RAM content per system to approximately 36 megabytes.

  International sales of PC systems represented 6% of total PC system sales in the third quarter of fiscal 1997, compared to 4% in the second quarter of fiscal 1997 and 8% in the third quarter of fiscal 1996.
Sales of PC systems incorporating Intel Pentium Pro microprocessors and Pentium microprocessors with MMX technology represented 16% and 28%, respectively, of total PC units sold in the third quarter of fiscal 1997, compared to 14% and 10%, respectively, in the second quarter of fiscal 1997. See "Certain Factors Personal Computer Systems Dependence on Key Sources of Supply."

  In the second quarter of fiscal 1996, the Company decided to discontinue the manufacture and sale of ZEOS brand PC systems and to close the related manufacturing operation in Minneapolis, Minnesota. As a percentage of total sales of PC systems, sales of ZEOS brand PC systems in the third quarter and first nine months of fiscal 1996 were 2% and 10%, respectively.

  Contract Manufacturing.   Revenue from the Company's contract
manufacturing operation in the third quarter and first nine months of fiscal 1997 was 4% and 30% lower, respectively, compared to the corresponding periods in 1996, primarily due to the effect of the general industry-wide decline in pricing for semiconductor memory products. In addition, the Company experienced a shift in product mix from memory intensive products toward relatively more complex printed circuit boards and system level assemblies and an increase in the amount of assembly services utilizing consigned inventory. The Company's revenue from the assembly of memory intensive products in the third quarter and first nine months of fiscal 1997 was 33% and 38%, respectively, of total contract manufacturing revenue compared to 73% and 79%, respectively, in the third quarter and first nine months of fiscal 1996.

  The Company's contract manufacturing revenue was approximately 16% higher in the third quarter of fiscal 1997 compared to the second quarter of fiscal 1997, primarily due to the growth in business from the Company's top five customers and a slight increase in pricing for semiconductor memory products. The Company achieved higher production volumes at all of its facilities in the third quarter of fiscal 1997 compared to the second quarter of fiscal 1997 through a shift toward more complex assembly services and products.

  The Company continues to rely on a relatively small number of customers for a significant portion of its contract manufacturing business. Revenue from the Company's top five contract manufacturing customers in the third quarter of fiscal 1997 was 76% of total contract manufacturing revenue compared to 80% in the corresponding period in 1996. Revenue from the Company's largest contract manufacturing customer represented 36% of the Company's total contract manufacturing revenue in the third quarter of fiscal 1997, while a separate customer represented 40% of the Company's total contract manufacturing revenue in the corresponding period in 1996. Contract manufacturing revenue from MTI was 4% of total contract manufacturing revenue in the third quarter of fiscal 1997 and was 7% in the corresponding period in 1996. See "Certain Factors Contract Manufacturing Customer Concentration."

  SpecTek Memory Products.   Net sales of DRAM products in the third
quarter of fiscal 1997 by SpecTek, the Company's component recovery operation, were 48% higher compared to the corresponding period in 1996, primarily due to an approximately 190% increase in megabits of memory products shipped, partially offset by a 49% decline in average selling prices for the Company's DRAM products. Net sales of DRAM products in the first nine months of fiscal 1997 were 17% lower compared to the corresponding period in 1996, primarily due to a 72% decline in average selling prices for the Company's DRAM products, partially offset by a 200% increase in megabits of memory products shipped. Increased shipments were made possible by the acquisition and utilization of additional test equipment, significantly reduced component test times and a shift in product mix to generally higher density components.

  Sales of DRAM products were 59% higher in the third quarter of fiscal 1997 compared to the second quarter of fiscal 1997, primarily due to a 30% increase in megabits of memory products shipped coupled with a 22% increase in average selling prices for the Company's DRAM products. SpecTek's operations are influenced by a number of factors including availability of, and pricing for, DRAM components. See "Certain Factors SpecTek Memory Products Operation."

  The Company's SpecTek memory products operation has historically benefited from increased production capacity achieved, in part, through the acquisition and utilization of additional equipment and through improved manufacturing efficiencies. However, any future production increases may be limited by the Company's ability to obtain adequate supplies of DRAM
components.   Historically, a substantial majority of the DRAM components used in SpecTek's operation has been obtained from MTI. In the third quarter of fiscal 1997, the Company obtained 78% of its DRAM components from MTI, compared to 48% in the corresponding period in 1996 and 81% in the second quarter of fiscal 1997, with a substantial majority of the remainder purchased from two alternative sources. Purchases from alternative sources are generally negotiated on a purchase order basis and there can be no assurance that the Company will be able to negotiate future purchases from alternative sources on terms acceptable to the Company. Unless the Company is able to obtain significant quantities of DRAM components from alternative sources, the Company's SpecTek memory products operation could be limited to the volume of DRAM components supplied by MTI. Changes in MTI's semiconductor manufacturing processes resulting in improvement of device yields and/or changes in product mix and specifications, or other changes or events at MTI adversely affecting its overall manufacturing output, could adversely affect the volume of DRAM components supplied to the Company. Any reduction in the availability or functionality of DRAM components from MTI or other suppliers could have a material adverse effect on the Company's business and results of operations. See "Certain Factors SpecTek Memory Products Operation Dependence on Component Recovery Agreement with MTI."

Gross Margin

                                     Third Quarter                          Nine Months
                        --------------------------------------  --------------------------------------
                               1997                1996                1997                1996
                        ------------------  ------------------  ------------------  ------------------
                                      % of                % of                % of                % of
                           Amount    Sales     Amount    Sales     Amount    Sales     Amount    Sales
                        ---------    -----  ---------    -----  ---------    -----  ---------    -----
PC systems              $  55,645    14.6%  $  47,416    16.1%  $ 195,747    17.2%  $ 104,119    11.7%
Contract manufacturing      7,412     9.0%      6,547     7.6%     23,393    11.4%     25,487     8.6%
SpecTek memory products    16,525    35.5%      4,608    14.7%     32,507    32.8%     36,687    30.7%
                        ---------           ---------           ---------           ---------
Total gross margin      $  79,582    15.6%  $  58,571    14.2%  $ 251,647    17.4%  $ 166,293    12.7%
                        =========           =========           =========           =========

  The Company's overall gross margin amount increased significantly in the third quarter of fiscal 1997 compared to the corresponding period in 1996 primarily as a result of higher gross margins provided by the Company's SpecTek memory products operation and PC operation, but was lower than the approximately $91.6 million overall gross margin, or 18.0% of net sales, realized in the second quarter of fiscal 1997. The sequential decrease in gross margin in the third quarter of fiscal 1997 was due primarily to a decrease in the gross margin provided by the Company's PC operation, partially offset by an increase in the gross margin provided by the SpecTek memory products operation. The significant increase in the Company's overall gross margin in the first nine months of fiscal 1997 compared to the corresponding period in 1996 was primarily due to a higher gross margin percentage realized from the Company's PC operation and a higher level of PC system sales as a percent of total sales.

  PC Systems.   The gross margin amount provided by the Company's PC
operation in the third quarter of fiscal 1997 was higher compared to the corresponding period in 1996 primarily due to a 30% increase in sales of PC systems and lower costs for intellectual property rights, partially offset by a decline in the gross margin percent. However, the gross margin amount provided in the third quarter of fiscal 1997 was lower compared to the second quarter of fiscal 1997 primarily due to a 7% decrease in net sales of PC systems combined with a decrease in gross margin percentage. Gross margin as a percent of net sales in the third quarter of fiscal 1997 was adversely affected by a shift in product mix which resulted in an increase in unit sales of the Company's lower-end desktop and certain notebook systems, which generally have lower gross margin percentages than the balance of the Company's PC products. In addition, the gross margin percentage in the third quarter of fiscal 1997 was adversely affected by a slight increase in the cost of RAM products in the third quarter of fiscal 1997 and the effect of a higher level of international sales and sales to governmental entities that generally have lower gross margin percentages.

  The higher gross margin percentage for sales of the Company's PC systems in the first nine months of fiscal 1997 compared to the corresponding period in 1996 was primarily due to improved component costs, particularly for RAM products, partially offset by the effect of an increase in sales to governmental entities which generally have lower gross margins than the balance of the Company's PC systems. During this period, costs for components, particularly RAM components, declined at rates faster than reductions in selling prices for the Company's PC systems. There can be no assurance that the Company's future cost of components will decrease or that the Company's selling prices for its PC systems will not decrease at rates faster than the rate of decline in component costs. Average selling prices and gross margins on the Company's notebook products in the third quarter of fiscal 1997 were adversely affected by increased pricing pressure for such systems. The Company continues to experience significant pressure on its gross margins as a result of intense price competition in the PC industry and customer expectations of more powerful PC systems at lower prices. See "Certain Factors Personal Computer Systems Competition in the PC Industry" and "Certain Factors Personal Computer
Systems Inventory Management."

  In September 1996, the Company entered into a license agreement and, through MTI, became licensed under another agreement, each providing for the use of certain technology in the Company's operations. The cost of intellectual property rights used in the manufacture of the Company's PC systems decreased slightly as a percent of net sales of PC systems in the third quarter of fiscal 1997 compared to the corresponding period in 1996. Future charges for intellectual property rights may fluctuate, however, as a result of the resolution of asserted claims of infringement and claims that may be asserted in the future. In addition, the Company's rights under its license agreement obtained through MTI may terminate in the event that the Company is no longer a majority-owned subsidiary of MTI. See "Certain Factors General Intellectual Property Matters."

  Contract Manufacturing.   The gross margin percentage realized from the
Company's contract manufacturing operation in the third quarter and first nine months of fiscal 1997 was higher compared to the corresponding periods in 1996 primarily due to a shift in product mix from memory intensive products toward relatively more complex printed circuit board assemblies and from a greater concentration in fiscal 1997 of assembly services based on consignment rather than turnkey arrangements with customers. The gross margin amount provided by the Company's contract manufacturing operation in the first nine months of fiscal 1997 was lower than the corresponding period of 1996 primarily due to the effect of the steep decline in selling prices for semiconductor memory products in 1996.

  SpecTek Memory Products.   The gross margin percentage realized by
SpecTek was significantly higher in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996, but was only slightly higher comparing the first nine months of fiscal 1997 to the first nine months of fiscal 1996. Costs of DRAM components, including those obtained under the Component Recovery Agreement with MTI, were significantly lower in the third quarter and first nine months of fiscal 1997 compared to the corresponding periods in fiscal 1996. The benefit of cost declines experienced by the Company's SpecTek operation was partially offset by declines in average selling prices for SpecTek's DRAM products. Decreased costs in the third quarter and first nine months of fiscal 1997 compared to the corresponding periods in 1996 resulted from lower costs of DRAM components, decreased test times and a transition to higher density components. Under the Component Recovery Agreement with MTI, costs of DRAM components in fiscal 1997 were generally determined as one-half of the net operating income generated from sales of DRAM products obtained from MTI. Prior to fiscal 1997, costs of DRAM components obtained from MTI were generally equal to one-half the price realized from sales of such components. See "Certain Factors SpecTek Memory Products Operation Dependence on Component Recovery Agreement with MTI."

  In the event that average selling prices for SpecTek's memory products decline, the gross margin percentage for the SpecTek memory products operation could decline and overall results of operations could be adversely affected. See "Certain Factors SpecTek Memory Products
Operation Pricing of DRAM Products." In addition, in the event that the Company is unable to obtain additional sources of supply of DRAM components or to maintain its existing sources of supply, the Company's SpecTek memory products operation gross margin and gross margin percentage could decline and overall results of operations could be adversely affected. See "Certain Factors SpecTek Memory Products Operation Dependence on Component Recovery Agreement with MTI."

Selling, General and Administrative

                               Third Quarter                     Nine Months
                        ---------------------------      ---------------------------
                            1997  Change       1996          1997  Change       1996
                        ---------------------------      ---------------------------
Selling, general and
  administrative        $ 49,288   36.6%   $ 36,084      $136,631   36.5%   $100,108
as a % of net sales         9.6%               8.8%          9.5%               7.7%

  Selling, general and administrative (''SG&A'') expenses increased in absolute dollars and as a percent of net sales in the third quarter and first nine months of fiscal 1997 compared to the corresponding periods in 1996 primarily due to higher levels of personnel and increased advertising associated with growth in the Company's PC operation and increased technical, professional and legal fees. In addition, SG&A expenses in the third quarter and first nine months of fiscal 1997 include costs associated with the Company's start-up call center operations in Japan.

Income Tax Provision

                               Third Quarter                     Nine Months
                        ---------------------------      ---------------------------
                            1997  Change       1996          1997  Change       1996
                        ---------------------------      ---------------------------
Income tax provision    $ 12,305   42.6%   $  8,627      $ 45,265  140.2%   $ 18,844

  The effective income tax rate was 38.5% for the first nine months of fiscal 1997, principally reflecting the federal statutory rate and the net effect of state taxes. The Company's effective income tax rate of approximately 51.0% for the corresponding period in 1996 principally reflected the federal statutory rate, the effect of the write-off of non-deductible goodwill during the second quarter of fiscal 1996 of approximately $11.4 million and the net effect of state taxes.


Liquidity and Capital Resources

  As of May 29, 1997, the Company had cash and cash equivalents of approximately $198.3 million, representing an increase of approxiimately $82.5 million from August 29, 1996. Principal sources of liquidity in the first nine months of fiscal 1997 were cash flows from operations of approximately $99.8 million, approximately $49.6 million from the issuance of common stock and borrowings of approximately $5.6 million under equipment financing arrangements and a revolving loan agreement. Principal uses of cash in the first nine months of fiscal 1997 were property, plant and equipment expenditures of approximately $69.3 million for expansion and capacity improvements of the Company's manufacturing operations and repayment of debt of approximately
$2.7 million.

  During the second quarter of fiscal 1997, the Company completed the sale of 3.0 million shares of its common stock in an underwritten public offering. Net proceeds of approximately $48.2 million were received by the Company. In the public offering, MTI sold approximately 12.4 million shares thereby reducing its ownership of the Company as of May 29, 1997, to 64%. On October 11, 1996, the Company filed a registration statement with the Securities and Exchange Commission allowing for the issuance from time to time by the Company of debt and/or equity securities with a value of up to $75.0 million, of which $51.0 million has been issued. The proceeds from any issuance may be used for general corporate purposes. The registration statement also allowed for an additional $250.0 million of outstanding common stock of the Company to be sold by certain existing shareholders, consisting of MTI and certain management employees, of which approximately $212.9 million has been sold.

  The Company has an unsecured revolving credit facility with MTI which provides for borrowings of up to $80.0 million, based on the Company's tangible net worth. As of May 29, 1997, the Company was eligible to borrow the full amount available under the facility, but had no borrowings outstanding. In addition, the Company has an unsecured revolving credit facility, expiring June 30, 1997, with two financial institutions providing for borrowings of up to $40.0 million, based on the amount of the Company's eligible receivables. As of May 29, 1997, the Company was eligible to borrow the full amount available under this credit facility, but had no borrowings outstanding. The Company is negotiating with a group of financial institutions, including the two institutions who are parties to an existing agreement, for a $130 million revolving credit facility that would replace the facilities with MTI and the two financial institutions. The Company has received commitments from financial institutions in excess of the proposed $130 million facility; however, final terms and conditions continue to be negotiated.

  During the third quarter of fiscal 1997, the Company's wholly-owned subsidiary, Micron Custom Manufacturing Services, Inc. ("MCMS"), entered into a revolving loan agreement, expiring May 2007, providing for borrowings of up to $15.0 million. Amounts outstanding under the agreement are collateralized by certain real property. Under the terms of the agreement, the amount available to MCMS decreases by $1.0 million per year. As of May 29, 1997, there was $1.0 million outstanding under the agreement.

  As of May 29, 1997, the Company had capital expenditure commitments of approximately $35.0 million for expansion and upgrade of facilities and equipment. The Company estimates it will spend approximately $90 million in fiscal year 1998. During the second quarter of fiscal 1997, the Company began construction of an approximately 300,000 square foot facility in Nampa, Idaho for planned expansion of its PC operation, and the Company expects that the cost of construction will total approximately $35 million. This facility is expected to approximately double the Company's current PC manufacturing space and it is anticipated to be in production by June 1998.

  On June 10, 1997, the Company announced it had entered into a definitive agreement to acquire NetFRAME Systems Incorporated, a provider of enterprise-class multiprocessor servers, by means of a cash tender offer with an aggregate price of approximately $14 million. The transaction, which is subject to the tendering of shares and certain conditions and approvals, is expected to be completed in the Company's fourth quarter of fiscal 1997.

  The Company expects that its future working capital requirements will continue to increase and believes that currently available cash and cash equivalents, future cash flows from operations, current credit facilities and future equipment financing will be sufficient to fund its operations through fiscal 1998. However, maintaining an adequate level of working capital in the future will depend in large part on the success of the Company's products in the marketplace and the Company's ability to control inventory levels, component costs and other operating expenses. The Company may require additional financing for growth opportunities, including any internal expansion that the Company may undertake, expansion and capacity enhancements to additional sites, or strategic acquisitions or partnerships. There can be no assurance that any financing will be available on terms acceptable to the Company, or at all.


Certain Factors

  In addition to factors discussed elsewhere in this Form 10-Q, the following are important factors which could cause actual results or events to differ materially from the historical results of the Company's operations or those results or events contained in any forward-looking statements made by or on behalf of the Company.

General

 Fluctuations in Operating Results

  The Company's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, industry competition, fluctuating market pricing for PC and semiconductor memory products, availability and pricing of the DRAM components used by the Company's SpecTek memory products operation, fluctuating component costs, changes in product mix, seasonal cycles common in the PC industry, the timing of new product introductions by the Company and its competitors, seasonal government purchasing cycles, inventory obsolescence, failure by the Company to succeed in the acquisition and strategies with respect to NetFRAME Systems Incorporated, the effects of product reviews and industry awards, critical component availability, manufacturing and production constraints, and the timing of orders from and shipments to OEM customers. As a result, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period.

 Management

  Historically, the Company has experienced rapid revenue growth and an expansion in the number of its employees, in the breadth and complexity of its management, operating and financial information systems and in its geographic scope of operations. This growth has resulted in new and increased responsibilities for the Company's management and has placed, and continues to place, significant demands upon the Company's management, operating and financial information systems, technical support systems and other resources. The Company continues to consider various expansion alternatives, including expansion of facilities, acquisition or establishment of facilities in new geographic regions and certain strategic relationships. The Company currently is expanding its PC operation facilities in Nampa, Idaho and has recently opened a PC sales and technical support call center in Japan and a contract manufacturing operation in Malaysia and recently announced that the Company had entered into a definitive agreement to acquire NetFRAME Systems Incorporated. There can be no assurance that the Company's management resources, operating and financial information systems, technical support systems and other resources will be adequate to support the Company's existing or future operations. Any failure to effectively monitor, implement or improve the Company's operational, financial, management and technical support systems could have a material adverse effect on the Company's business and results of operations.

 Control by MTI

  As of May 29, 1997, MTI owned 64% of the Company's outstanding common stock. In addition, four of the eight directors of the Company are also directors of MTI, including Steven R. Appleton, Chairman and Chief Executive Officer of MTI. So long as MTI continues to own a majority of the outstanding common stock of the Company, MTI will have the ability to control the outcome of matters requiring shareholder approval, including the election of directors, and generally will have the ability to control the management and certain financial and other affairs of the Company. Termination of certain of the Company's arrangements by MTI or MTI exercising its control in negotiating arrangements resulting in terms less favorable to the Company could adversely affect the Company's business and results of operations. In the event that MTI's ownership of the Company were to decrease below certain levels, certain of the Company's arrangements with MTI could terminate, which could have a material adverse effect on the Company's business and results of operations. See "Intellectual Property Matters" and "SpecTek Memory Products
Operation Dependence on Component Recovery Agreement."

 Intellectual Property Matters

  It is common in the electronics industry for patent, trademark and other intellectual property rights claims to be asserted against companies, including component suppliers and PC manufacturers. Periodically, the Company is made aware that technology used by the Company may infringe on intellectual property rights held by others. The Company evaluates all such claims and, if necessary and appropriate, seeks to obtain licenses for the continued use of such technology. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for alleged infringement prior to the balance sheet date. The Company would be placed at a competitive disadvantage if it were unable to obtain such licenses upon terms at least as favorable as those experienced by the Company's competitors. The
Company has entered into several patent and software license agreements, which generally require one-time or periodic royalty payments and are subject to expiration at various times. The Company is unable to predict whether any of these license agreements can be obtained or renewed on terms acceptable to the Company. If the Company or its suppliers are unable to obtain or provide licenses necessary to use technology or software in their products or processes, the Company may be forced to market products without certain technological features or software, discontinue sales of certain of its products or defend legal actions taken against it relating to allegedly protected technology. The inability of the Company to obtain licenses necessary to use certain technology, or an inability to obtain such licenses on competitive terms, or any litigation determining that the Company, in the manufacture or sale of its products, has infringed on the intellectual property rights held by others, could have a material adverse effect on the Company's business and results of operations.

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

 International Operations

  Approximately 8% of the Company's net sales for the third quarter of fiscal 1997 compared to 10% for the fiscal year ended August 29, 1996 were attributable to sales outside the United States. Although the Company's international sales in the first nine months of fiscal 1997 were adversely affected by a decrease in sales of its PC systems through distributors in Japan as the Company initiated direct sales of PC systems through its Japanese call center, the Company believes international sales as a percentage of total sales will increase in the future, particularly for PC systems and contract manufacturing services. In marketing its PC systems in foreign countries, the Company uses either direct selling or indirect selling through distributors, depending on consumer preferences, local infrastructure, language and marketing methods. There can be no assurance that the Company's primary sales and marketing methods through the direct sales channel in the Japanese call center will result in sales at levels that meet or exceed past levels of sales to Japan experienced by the Company. The Company has established a contract manufacturing operation in Penang, Malaysia, and the Company continues to evaluate the benefits and risks associated with overseas manufacturing for its PC and contract manufacturing operations. The new contract manufacturing operation in Malaysia completed its first product shipment in the second quarter of fiscal 1997. There can be no assurance that the establishment of the Japan and Malaysia operations or any other international expansion will be successful, and any failure by the Company to achieve success in international operations could have a material adverse effect on the Company's business and results of operations. The Company's international operations are subject to a number of other risks, including, without limitation, fluctuations in the value of currencies, export duties, import controls, trade barriers, restrictions on funds transfer, greater difficulty in accounts receivable collections, political and economic instability and compliance with foreign laws.

 Dependence on Key Personnel

  The future success of the Company will depend, in part, on its ability to attract and retain key management and technical personnel. The Company attempts to enhance its management and technical expertise by recruiting qualified individuals who possess desired skill sets and experience in certain targeted areas. There is competition for such personnel in the electronics industries, and the Company's inability to retain employees and attract and retain sufficient additional employees, particularly in the areas of information technology, engineering and technical support resources, could have a material adverse effect on the Company's business and results of operations. The Company does not currently maintain "key man" life insurance with respect to any of its employees. There can be no assurance that the Company will not lose key personnel or that the loss of any key personnel will not have a material adverse effect on the Company's business and results of operations.

 Concentration of Ownership of Common Stock of the Company

  Due to MTI's ownership of 64% of the outstanding shares of the Company's common stock as of May 29, 1997, only a limited percentage of common stock of the Company is traded in the public market, which limits the trading liquidity of the common stock of the Company and may limit the Company's ability to complete future equity financings. The sale on the open market of substantial amounts of shares of common stock of the Company currently held by MTI could adversely affect the prevailing market prices of common stock of the Company. MTI's ability to sell shares of common stock of the Company, unless registered under the Securities Act of 1933, as amended (the "Securities Act"), is subject to volume and other restrictions pursuant to Rule 145 promulgated under the Securities Act.

 Volatility of Stock Price

  The trading prices of the common stock of the Company and the stock of other companies primarily engaged in the PC industry have had a history of significant volatility. The trading price of the common stock of the Company is subject to significant fluctuations due to general market conditions and financial performance of other companies in the PC industry, announcements of technological innovations, new commercial products or new strategies by competitors, component availability and pricing, the significant number of shares of common stock of the Company eligible for future sale into the public market or other factors. The stock market generally has experienced significant price and volume fluctuations, and such fluctuations have impacted stock prices for many high technology companies. These broad market fluctuations, as well as general economic conditions and the financial performance of the Company, may adversely affect the market price of the common stock of the Company.

Personal Computer Systems

 Competition in the PC Industry

  The PC industry is highly competitive and has been characterized by intense pricing pressure, rapid technological advances in hardware and software, frequent introduction of new products, low gross margin percentages and rapidly declining component costs. Competition in the PC industry is based primarily upon performance, price, reliability, service and support and brand name recognition. The Company believes that the rate of growth in worldwide sales of PC systems, particularly in the United States, where the Company sells a substantial majority of its PC systems, has declined and may remain below the growth rates experienced in recent years. Although the Company has expanded sales to corporate and governmental entities as a percentage of total sales, a significant portion of the Company's PC sales are to the consumer and small business segment. Any general decline in demand, or a decline in the rate of increase of demand, for PC systems could increase price competition and could have a material adverse effect on the Company's business and results of operations. To remain competitive, the Company must frequently introduce new products and price its products and offer customers lead times comparable to its competitors. In addition, to remain competitive, the Company generally reduces the selling prices of its PC systems in connection with declines in costs of components. The Company competes with a number of PC manufacturers which sell their products primarily through direct channels, including Dell Computer, Inc. and Gateway 2000, Inc. The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation and Toshiba Corporation among others, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, retail stores and direct sales forces. However, the Company expects to face increased competition in the U.S. direct sales market from foreign PC suppliers and from foreign and domestic suppliers of PC products that decide to implement, or devote additional resources to, a direct sales strategy. Many of the Company's PC competitors offer broader product lines, have substantially greater financial, technical, marketing and other resources than the Company and may benefit from component volume purchasing and product and process technology license arrangements that are more favorable in terms of pricing and availability than the arrangements enjoyed by the Company. In addition, as a result of PC industry standards, the Company and its competitors generally use many of the same components, typically from the same set of suppliers, which limits the Company's ability to technologically and functionally differentiate its products. In order to gain an increased share of the U.S. PC direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market. The Company's ability to continue to produce competitively priced products and to maintain existing gross margin percentages will depend, in large part, on the Company's ability to sustain high levels of sales and control inventory levels, component cost and other operating expenses. Any failure by the Company to transition to new products effectively or to accurately forecast demand for its products may have a material adverse effect on the Company's business and results of operations.

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

  From time to time, the Company has been unable to obtain sufficient quantities of certain critical components to permit the Company to meet demand for its products. Sales of PC systems in the first nine months of fiscal 1997 were adversely affected by shortages of certain Intel Pentium Pro microprocessors and certain high-performance disk drives. There can be no assurance that imbalances between supply and demand for microprocessors or any other critical components will not occur in the future or that the Company will be able to obtain these components from Intel or other parties in quantities sufficient to meet demand within the near or longer term at competitive prices or at all. In the event that these components are unavailable to the Company in sufficient quantities at competitive prices in the future, the Company may need to modify its product offerings, which, in turn, could adversely affect the Company's business and results of operations.

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

 Dependence on Key Sources of Supply

  The Company purchases substantially all of its PC components and subassemblies from suppliers on a purchase order basis and generally does not have long-term supply arrangements with its suppliers. Certain components, subassemblies and software included in the Company's PC systems are obtained from sole suppliers or a limited number of suppliers. The microprocessors used in the Company's PC systems are manufactured exclusively by Intel. A significant portion of the RAM components used in the Company's PC systems are supplied by MTI, and the Company expects to continue to rely on MTI as its primary source of RAM components. The Company focuses on providing PC systems that feature components incorporating the latest technological developments in the PC industry, which components are periodically in short supply and are available from sole or a limited number of suppliers. As a result, the Company has experienced in the past, and expects to experience in the future, shortages in the components and subassemblies used in its PC systems. From time to time, the Company has been unable to obtain sufficient quantities of certain Intel microprocessors. Sales of PC systems in the first nine months of fiscal 1997 were directly affected by shortages of certain Intel Pentium Pro microprocessors and certain high-performance disk drives. The Company relies, to a certain extent, upon its suppliers' abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the PC industry. The Company's reliance on a limited number of suppliers and on a strategy of incorporating the latest technological developments into its PC systems involves several risks, including the possibility of shortages and/or increases in costs of components, subassemblies and software, and risk of reduced control over delivery schedules, which could have a material adverse effect on the Company's business and results of operations.

  The Company's TransPort notebook PC systems are currently assembled by third-party manufacturers. These outsourcing arrangements and any future outsourcing arrangements that the Company may enter into may reduce the direct control the Company has over certain components and the assembly of such products. There can be no assurance that the Company's outsourcing arrangements will not result in quality problems or affect the Company's ability to ship such products on a timely basis or the flexibility of the Company to respond to changing market conditions. Moreover, although arrangements with such manufacturers may contain provisions for warranty obligations on the part of such manufacturers, the Company remains primarily responsible to the consumer for warranty obligations. Any unanticipated product defect or warranty obligation, whether pursuant to arrangements with third-party manufacturers or otherwise, could adversely affect the Company's business and results of operations.

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

 NetFRAME Acquisition

  On June 10, 1997, the Company announced it entered into a definitive agreement to acquire NetFRAME Systems Incorporated ("NetFRAME"), a provider of enterprise-class multiprocessor servers, by means of a cash tender offer with an aggregate price to shareholders of NetFRAME of approximately $14 million. The transaction, which is subject to the tendering of shares and certain conditions and approvals, is expected to be completed in the fourth quarter of fiscal 1997. The Company is performing an ongoing evaluation regarding the nature and scope of the operations of NetFRAME as well as considering various short and long-term strategies as to whether and to what extent integration, reconfiguration or other modification of the Company's and NetFRAME's separate businesses is appropriate following the acquisition. There can be no assurance the Company will be successful in acquiring NetFRAME or that the subsequent integration, reconfiguration or other modification, if any, will not have a material adverse affect on the Company's business and results of operations. In addition, there can be no assurance the Company will realize the anticipated benefits associated with the acquisition, including, but not limited to, retention of key personnel, increased purchasing power, manufacturing efficiencies, technology, intellectual property rights, increased market presence of a broader product offering and economies of providing certain administrative support functions.

 State Taxation

  During the third quarter of fiscal 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states. In association therewith, the Company is party to agreements with nearly all states which generally limit the liability of the Company for non-collection of sales and use taxes prior to such agreements' effective dates. Although the Company has not entered into agreements with all states, management believes the ultimate settlement of this matter will not have a material adverse effect on the Company's business and results of operations. However, there can be no assurance that the collection of sales or use taxes will not have a material adverse effect on the Company's future sales, which could have a material adverse effect on the Company's business and results of operations.

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

Contract Manufacturing

 Competition in the Contract Manufacturing Industry

  The contract manufacturing industry is highly competitive and is in a period of consolidation. The Company's contract manufacturing operation competes against numerous domestic and offshore contract manufacturers, including a significant number of local and regional companies. In addition, the Company competes against in-house manufacturing capabilities of certain of its existing customers as well as with certain large computer manufacturers which offer third-party contract manufacturing services. The Company's contract manufacturing competitors include, among others, Avex Electronics, Inc., Benchmark Electronics, Inc., Celestica Inc., DOVAtron International, Inc., Flextronics International, Group Technologies Corporation, Jabil Circuits, Inc., Sanmina Corporation, SCI Systems, Inc. and Solectron Corporation. Many of the Company's competitors have substantially greater manufacturing, technical, financial, personnel, marketing and other resources than the Company and have manufacturing operations at multiple domestic and overseas locations.

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

 Customer Concentration

  Revenue from the Company's top five contract manufacturing customers in the third quarter of fiscal 1997 was 76% of total contract manufacturing revenue compared to 80% in the corresponding period in 1996 and 84% in the second quarter of fiscal 1997. Revenue from the Company's largest contract manufacturing customer represented 36% of the Company's total contract manufacturing revenue in the third quarter of fiscal 1997. Revenue from the Company's largest contract manufacturing customer in the corresponding period in 1996 represented 40% of the Company's total contract manufacturing revenue. Contract manufacturing revenue from MTI was 4% of total contract manufacturing revenue in the third quarter of fiscal 1997 compared to 7% in the corresponding period in 1996 and 4% in the second quarter of fiscal 1997. The Company expects to continue to experience a high degree of contract manufacturing customer concentration.

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

SpecTek Memory Products Operation

 Dependence on Component Recovery Agreement with MTI

  Historically, a substantial majority of the DRAM components used in the Company's SpecTek memory products operation has been obtained from MTI.
The Company and MTI are parties to a Component Recovery Agreement, effective as of August 30, 1996 (the "Component Recovery Agreement"), under which MTI is required to deliver to the Company all of the nonstandard DRAM components produced at MTI's semiconductor manufacturing operations. The Company's cost of DRAM components under this agreement generally is determined as one-half of the operating income generated from the Company's sales of DRAM products supplied by MTI. There can be no assurance that MTI will continue to produce adequate volumes of nonstandard DRAM components to maintain the Company's SpecTek memory products operation at existing or historic levels. The Component Recovery Agreement, which expires September 2, 1999, may be terminated by MTI in the event that MTI's ownership of the Company falls below 30%. Expiration, termination or renegotiation of the Component Recovery Agreement could have a material adverse effect on the Company's business and results of operations. Changes in MTI's semiconductor manufacturing processes resulting in improvement of device yields and/or changes in the product mix or specifications of its memory components, or other changes or events at MTI adversely affecting its overall manufacturing output, could adversely affect the volume of nonstandard DRAM components supplied by MTI.

  Many semiconductor memory manufacturers are reluctant to sell nonstandard DRAM components because such components could compete with their full specification DRAM components for similar applications. In addition, some manufacturers are concerned that subsequent testing performed by a recovery operation could reveal proprietary data regarding manufacturing yields and processes. As a result, there can be no assurance that the Company will be able to obtain nonstandard DRAM components from semiconductor manufacturers in quantities sufficient to meet demand for the Company's products. Any reduction in the availability or functionality of nonstandard DRAM components from the Company's suppliers could have a material adverse effect on the Company's business and results of operations.

 Pricing of DRAM Products

  Pricing for the Company's DRAM products fluctuates, to a large degree, based on industry-wide pricing for semiconductor memory products. The Company has experienced significant declines in the average selling prices of its DRAM products as industry-wide average selling prices for full specification semiconductor memory products experienced a sharp decline. The Company believes that such decline in average selling prices of semiconductor memory products was due primarily to changes in the balance of supply and demand for these commodity products, and the Company is unable to predict the impact of semiconductor memory product market dynamics in future periods. Due to increased market risk associated with holding purchased memory components in inventory, the Company has experienced in the past, and may experience in the future, losses from write downs of memory component inventories in periods of declining prices. Further declines in pricing for semiconductor memory products would likely result in declines in average selling prices of the Company's DRAM products, which could have a material adverse effect on the Company's business and results of operations.

                        PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)  The following are filed as a part of this report:

  Exhibit  Description

  10.37 Admended and Restated Executive Bonus Plan
  11    Computation of Per Share Earnings


  (b)  Reports on Form 8-K:

  The registrant did not file any reports on Form 8-K during the quarter ended May 29, 1997.




































  Micron, TransPort, and SpecTek are trademarks of the Company, and ZEOS is a registered trademark of the Company. NetFRAME is a registered trademark of NetFRAME Systems Incorporated. Intel and Pentium are registered trademarks and MMX is a trademark of Intel Corporation. All other trademarks are the property of their respective holders.

                                SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MICRON ELECTRONICS INC.
                              --------------------------------------------
                              (Registrant)


Dated:  June 20, 1997
                              /s/  T. Erik Oaas
                              --------------------------------------------
                              T. Erik Oaas, Executive Vice President
                              Finance, and Chief Financial Officer
                              (Principal Financial and Accounting Officer)