Form 10-K
period 1997-08-28
MICRON ELECTRONICS INC
filed 1997-10-01
CIK 854460

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                Form 10-K



          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended August 28, 1997

                     Commission File Number: 0-17932


                        Micron Electronics, Inc.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                  Minnesota                          41-1404301
      ---------------------------------          -------------------
        (State or other jurisdiction              (I.R.S. Employer
      of incorporation or organization)          Identification No.)

                 900 E. Karcher Road, Nampa, Idaho 83687
      -------------------------------------------------------------
      (Address, including Zip Code, of principal executive offices)

                             (208) 898-3434
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, par value $.01 per share
                  Registered on The Nasdaq Stock Market

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
such filing requirements for the past 90 days.  Yes    No

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 29, 1997 was $577.6 million.

  The number of outstanding shares of the registrant's Common Stock on September 29, 1997 was 95,553,127.


                   DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the registrant's 1997 Annual Meeting of Shareholders, to be held on November 24, 1997, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.   Business

  The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Micron Electronics, Inc. (together with its subsidiaries, the "Company") could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially are included, but are not limited to, those identified in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors."

  Micron Electronics, Inc. and its subsidiaries manufacture electronic products and provide services for a wide range of computer and digital applications. The Company is a leading provider of PC systems through the direct sales channel in the United States and develops, markets, manufactures and supports PC systems for consumer, business, government and educational use. In addition, the Company is a supplier of multi-processor network servers for enterprise, remote office and distributed computing environments under the NetFRAME brand name. The Company's contract manufacturing operation, Micron Custom Manufacturing Services, Inc. ("CMS"), specializes in the design, assembly and test of custom complex printed circuit boards, memory modules and system level products for original equipment manufacturers. The Company's SpecTek semiconductor memory products operation processes and markets various grades of memory products under the SpecTek brand name. The Company is majority owned by Micron Technology, Inc. ("MTI").

  In the fourth quarter of fiscal 1997, the Company acquired all of the outstanding common stock of NetFRAME Systems Incorporated ("NetFRAME") for $17.4 million in cash. NetFRAME develops and markets enterprise-class multiprocessor servers offering continuous availability and scalability while supporting industry standard software. The acquisition was accounted for as a purchase, and the purchase price was allocated to the net assets acquired, including identified intangible assets and in-process research and development based on their fair values. The Company's results of operations for 1997 include the results of operations of NetFRAME since the July 18, 1997 acquisition date.

PERSONAL COMPUTER SYSTEMS

 Products

  The Company develops, markets, manufactures, sells and supports a wide range of memory intensive, high performance desktop and notebook PC systems and network servers under the Micron and NetFRAME brand names. These systems use Pentium, Pentium Pro and Pentium II microprocessors manufactured by Intel Corporation ("Intel") and are assembled to order in various memory and storage configurations as well as various operating systems and application software. The Company also offers a variety of other system components with its PC systems and network servers, including monitors, modems, graphics cards, accelerators and CD-ROM drives. As of August 28, 1997, the Company's product line included the following:

  Millennia.   Targeted for business users and PC enthusiasts, the
Millennia line of PC systems has been the Company's best-selling products in recent periods. The Millennia XRU is powered by the Intel Pentium II microprocessor for enhanced multimedia and communication performance. The Millennia MME includes Intel Pentium microprocessors with MMX technology, USB interfaces and an Iomega Zip drive. The Millennia LXE is the Company's lower-end Millennia computer and is designed to be a high-performance value line of PC computing solution.

  ClientPro.    The ClientPro is the Company's flexible and affordable
network solution for businesses which require computing stability and performance. The ClientPro line is designed to provide reliable, adaptable computing without the need for frequent system upgrades. The ClientPro XLU comes standard with a 233MHz Intel Pentium II microprocessor, 32MB EDO memory and a 2.1GB EIDE SMART enabled hard drive. The ClientPro MTE, a price/performance leader for multimedia business computing, includes a 166MHz Intel Pentium microprocessor with MMX technology, 16MB EDO memory and a 2.1GB EIDE hard drive. The value line ClientPro, the managed client system with a 133MHz Intel Pentium microprocessor, includes 16MB EDO memory and a 1.2GB EIDE hard drive.

  Powerdigm.   The Powerdigm line of PC systems are designed for graphic
intensive applications and offer users a high-end 3D visual computing workstation with professional 3D graphics and a 32-bit ultra-wide SCSI-3 host adapter. The Powerdigm XSU utilizes the exclusive Micron Samurai PCI chipset and supports dual 300MHz Intel Pentium II microprocessors.

  TransPort.   The TransPort is the Company's notebook line of computer
systems, incorporating much of the same technology used in the Millennia desktop line. With modular bays, the TransPort offers customers instant custom configuration changes between hard disk drives, floppy disk drives, CD-ROM drives and extra batteries. The TransPort XKE, designed for high-end portable power computing, includes a 166MHz Intel Pentium microprocessor with MMX technology, 32MB EDO memory, 3.0GB IDE hard drive, 20X CD-ROM with AutoPlay technology and a 13.3" TFT screen. The TransPort XPE, designed to be a desktop replacement, offers a choice of 133MHz, 150MHz or 166MHz Intel Pentium microprocessors with MMX technology, 32MB EDO memory, a 1.44GB IDE hard drive and a 12.1" active matrix screen. The Company's value line of notebook computers, the TransPort VLX, includes a slim, lightweight, modular design and is geared for the business traveler or student with a 133MHz Intel Pentium microprocessor, 16MB EDO memory and a 1.4GB hard drive.

 NetFRAME Servers.   The Company's NetFRAME NF9000 servers are multi-
processor, high-availability, clustered network servers for local and wide area networks. NetFRAME servers are a PC-compatible platform that run Microsoft Windows NT and Novell IntraNetware. Combined with the Company's value-added software, NetFRAME servers provide a high degree of availability by reducing downtime resulting from hardware and software failures. NetFRAME servers are highly scaleable allowing customers to add network connections as the number of users and applications increase.

  The NetFRAME NF9000 servers incorporate the Company's Fault Isolation Canister technology which enables users to "hot plug" PCI bus and cards without shutting down the system. In addition, the Company's proprietary IntraPulse technology, a self-contained distributed monitoring and diagnostic system with its own embedded processors, software, internal network and power system, will continue to operate and provide critical system information to the system administrator regardless of the operational status of the server. NetFRAME servers are based on Intel's Pentium Pro microprocessor and utilize industry standard architecture, employ a unique triple-tier PCI bus design and comply with the I2O intelligent I/O standard.

  The NetFRAME NF9016 server can scale in place to support a four-way SMP (symmetric multiprocessing) complex, up to sixteen intelligent PCI I/O cards, 2GB of memory and over a terabyte of on-line storage. In July, 1997, the Company introduced the NetFRAME NF9008 server which features a quad-processor Pentium Pro platform and eight individually hot-pluggable PCI card slots.

  Vetix Servers.   The Company's Vetix line of servers include hot-
swappable, redundant capabilities that protect data and maintain availability for mission critical environments. The Vetix MXI is a competitively-priced midrange corporate networking solution, custom configured with single or dual 200MHz Intel Pentium Pro microprocessors, up to 1GB ECC EDO memory, and up to ten 4GB Ultra-Wide SCSI-3 hard drives.
The Vetix LXI is a powerful, economical server with expandability and manageability built in, and is custom configurable with single or dual 200MHz Intel Pentium Pro microprocessors, up to 1GB ECC EDO memory, and up to six 4GB Ultra-Wide SCSI-3 hard drives. The Vetix EL, the Company's value line of servers, is custom configurable with single or dual 180MHz or 200MHz Intel Pentium Pro microprocessors, up to 256MB ECC EDO memory and up to six 4GB Ultra-Wide SCSI-3 hard drives.

 Manufacturing and Materials

  The Company's PC system manufacturing process is designed to provide custom-configured PC products to its customers, and includes assembling components, loading software and testing each system prior to shipment.
The Company's PC systems are generally assembled to order ("ATO") based on customer specifications. Parts and components required for each customer order are selected from inventory and are prepared for assembly into a customized PC system. Inventories of certain components are staged for system assembly at their point of use. While custom assembly is advantageous to its customers, the Company is unable to achieve the level of manufacturing efficiency normally associated with high volume production of standardized products. A limited number of the Company's most popular PC system configurations are assembled by a third party, under the indirect supervision and management of Company personnel, in advance of customer orders to facilitate shorter customer lead times.

  The Company's desktop PC systems are generally assembled in its own facilities. The Company's notebook PC systems are designed to include feature sets defined by the Company but are assembled by third-party suppliers and sent to the Company for final custom configuration and testing. Following assembly, PC systems are powered up, loaded with software and subjected to certain diagnostic tests, including evaluation of each system's functionality and quality. Upon completion of the process, PC systems undergo a final inspection, after which the systems are packaged and shipped to customers.

  The Company focuses on providing PC systems that feature components and software incorporating the latest technological developments in the PC industry, which components are periodically in short supply and are available from sole or a limited number of suppliers. As a result, the Company has experienced in the past, and expects to experience in the future, shortages in the components used in its PC systems. The microprocessors used in the Company's PC systems are manufactured exclusively by Intel and, from time to time, the Company has been unable to obtain sufficient quantities of certain Intel microprocessors. In addition, a significant portion of the random access memory ("RAM") used in the Company's PC systems is supplied by MTI, and the Company generally relies on MTI to supply the latest memory densities and configurations available. The Company relies, to a certain extent, upon its suppliers' abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the PC industry. The Company's reliance on a limited number of suppliers and on a strategy of incorporating the latest technological developments into its PC systems involves several risks, including the possibility of shortages and/or increases in costs of components and software, and risk of reduced control over delivery schedules, which could have a material adverse effect on the Company's business and results of operations.

 Marketing and Sales

  The Company's direct marketing approach is aimed toward PC users who evaluate products based on performance, price, reliability, service and support. The Company's customer base is comprised primarily of individuals, small to medium-sized businesses and governmental and educational entities. The Company markets its PC systems primarily by strategically placing advertisements in personal computer trade publications, submitting its products for review and evaluation by these publications and advertising its products in certain newspapers and other publications and on its home page on the Internet. The Company also markets its PC systems through direct-mail campaigns and sells a limited number of PCs through its three factory outlet stores located in Idaho, Minnesota and Utah. In addition, the Company sells its PC systems through strategic relationships with third parties having large government procurement contracts. Pricing and terms for such procurement contracts are generally subject to renegotiation or termination by third parties and governmental entities. The Company has a field sales force that focuses primarily on soliciting and servicing large corporate customers. In addition, the Company's Micron Advantage program allows large corporate customers to take advantage of services including custom software installation and configuration and access to inventories of systems pre-built to customer specifications to ensure rapid product delivery. Finally, the Company seeks the evaluation of its business by organizations such as the Gartner Group in order to provide independent assurance of product reliability, customer service and support and business continuity for its corporate customers. In September 1997, the Company received the Gartner Group's highest rating, consolidated Tier 1/Tier 2, as a supplier of desktop PCs in the U.S. market.

  By focusing on the direct sales channel, the Company can avoid dealer markups typically experienced in the retail sales channel, limit inventory carrying costs and maintain closer contact with its target markets. Consumers seeking high performance systems at competitive prices have historically referenced computer trade magazines, and more recently have begun utilizing information available on the Internet, to evaluate systems and configurations best suited to their particular needs.

  Direct sales orders are received primarily via telephone, facsimile, the Company's home page on the Internet and through its direct sales force.
The Company sales representatives assist customers in determining system configuration, compatibility and current pricing. Customers generally order systems configured with varying feature sets differentiated by microprocessor speed, hard drive capacity, amount of memory, monitor size and resolution and bundled software, as well as other features. The Company offers its customers a variety of payment alternatives, including commercial trade terms, lease financing, cash on delivery, its own private label credit card and other credit cards. The Company's NetFRAME servers are sold primarily through the Company's direct sales force and through value-added resellers ("VARs") world wide. Typically, the Company's sales force arranges sales with end customers for NetFRAME servers. Actual sales are made through VARs who provide service, support and integration services to the customer.

 Product Warranties and Technical Support

  The Company believes that PC product warranties and technical support programs are key factors in achieving desired levels of customer satisfaction. The Company believes its Micron Power warranty to be among the most comprehensive in the industry. The key elements of the Company's PC product warranties and technical support programs are as follows:

  30-Day Money Back Guarantee.   Customers may generally return PC products
purchased from the Company within 30 days after shipment for a full refund of the purchase price.

  Micron Power Warranty.   The Company generally sells each PC and server
system with the Micron Power warranty, which consists of a five-year limited warranty on the microprocessor and main memory and a three-year limited warranty on the remaining hardware. The Micron Power warranty covers repair or replacement for defects in workmanship or materials.

  Technical Support. The Company offers its PC customers telephone access to free technical support services (toll-free in the U.S.). The Company's technical support and customer service representatives respond to a variety of inquiries from customers, including questions concerning the Company's product offerings, customer order status and post-installation hardware and software issues. Many customer inquiries are resolved over the telephone without the need to repair or replace system components. When repairs are necessary, the Company may ship a replacement part and advise customers via telephone regarding installation, or a customer may elect to ship a system directly to the Company for repair. Technical support services are also provided through the Company's home page on the Internet and through an electronic bulletin board system. These services enable a customer to access system-specific information and recent software updates for many of the software programs and drivers included with the Company's systems. Customers have an option to purchase on-site service from a third-party service provider.

  Certain of the Company's PC systems are sold with system diagnostic and repair software that has been customized for the Company's products. The diagnostic software is capable of remote contact with the Company's database that allows for proper identification and resolution of certain system problems including set-up parameters, configuration conflicts and updated BIOS.

 Backlog

  Levels of unfilled orders for PC systems fluctuate depending upon component availability, demand for certain products, the timing of large volume customer orders and the Company's production schedules. Customers frequently change delivery schedules and orders depending on market conditions and other reasons. Unfilled orders can be canceled by the customers any time prior to shipment. As of August 28, 1997, the Company had unfilled orders for PC systems of approximately $42 million compared to $63 million as of August 29, 1996. The Company anticipates that substantially all of the unfilled orders as of August 28, 1997, other than those subsequently canceled, will be shipped within 30 days. Due to a customer's ability to cancel or reschedule orders without penalty, industry seasonality and customer buying patterns, unfilled orders may not be representative of actual sales for any succeeding period. The Company's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors-General-Fluctuations in Operating Results and Stock Price."

 Competition

  The PC industry is highly competitive and has been characterized by intense pricing pressure, generally low gross margin percentages, rapid technological advances in hardware and software, frequent introduction of new products, and rapidly declining component costs. Competition in the PC industry is based primarily upon brand name recognition, performance, price, reliability and service and support. As a result of PC industry standards, the Company and its competitors use many of the same components, typically from the same set of suppliers, which limits the Company's ability to technologically and functionally differentiate its products.The Company competes with a number of PC manufacturers which sell their products primarily through direct channels, including Dell Computer, Inc. and Gateway 2000, Inc. The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation,
Hewlett-Packard Company, International Business Machines Corporation and Toshiba Corporation among others, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, retail stores and direct sales forces. In addition, the Company expects to face increased competition in the U.S. direct sales market from foreign PC suppliers and from foreign and domestic suppliers of PC products that decide to implement, or devote additional resources to, a direct sales strategy. In order to gain an increased share of the U.S. PC direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market. Many of the Company's PC competitors offer broader product lines, have substantially greater financial, technical, marketing and other resources than the Company and may benefit from component volume purchasing and product and process technology license arrangements that are more favorable in terms of pricing and availability than the Company's arrangements. The failure of the Company to compete effectively in the marketplace would have an adverse effect on the Company's business and results of operations.

CONTRACT MANUFACTURING

 Products

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

  The Company's wholly-owned subsidiary, Micron Custom Manufacturing Services, Inc. ("CMS"), is a contract manufacturer specializing in the design, assembly and testing of custom complex printed circuit boards, memory modules and system level products. In addition to design, assembly and test functions, the Company offers a broad range of manufacturing services, including product engineering, materials procurement and management, quality assurance and just-in-time delivery or end-order fulfillment. CMS establishes strategic relationships with OEM customers in technology sectors such as networking, telecommunications and PC systems to provide manufacturing and other related services for cost-effective solutions to OEM requirements.

 Manufacturing and Materials

  The Company uses numerous suppliers for the electronic components and materials, including RAM components, used in its contract manufacturing operation. In fiscal 1997, 1996 and 1995, the Company purchased 35%, 27% and 41%, respectively, of the RAM components used in its contract manufacturing operation from MTI. Such purchases are made by the Company from MTI on a purchase order basis at negotiated prices, and no long-term agreement exists between the Company and MTI for the supply of such components.

  The Company generally procures its materials and components based on purchase orders received and accepted from its customers while seeking to minimize its overall level of inventory. However, the Company's contract manufacturing customers generally require short delivery cycles and quick turnaround. A substantial portion of contract manufacturing orders are scheduled for delivery within 90 days. Although the Company obtains long-term product forecasts from certain of its OEM customers, the Company generally does not have long-term purchase commitments from its customers and periodically makes capital expenditures and other commitments and may purchase materials and components based on anticipated orders. As the Company's OEM customers react to variations in demand for their products due to, among other things, product life cycles, competitive conditions or general economic conditions, and adjust their manufacturing strategies accordingly, the Company is exposed to the risk of its own non-cancelable purchase orders with its suppliers and to market risks for raw materials, work in process and finished goods. From time to time, anticipated orders from the Company's OEM customers have failed to materialize, or delivery schedules have been deferred as a result of changes in the customer's business, adversely affecting the Company's business and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors-Contract Manufacturing-Fluctuations in OEM Orders."

  Nearly all of the products manufactured by the Company's contract manufacturing operations are assembled utilizing surface mount technology ("SMT"), whereby the leads on integrated circuits and other electronic components are soldered to the surface of printed circuit boards. SMT assembly requires expensive capital equipment and a high level of process expertise. The Nampa, Idaho facility has 12 high-speed, fully-automated SMT lines, including one dedicated quick-turn prototype line. The Durham, North Carolina and Penang, Malaysia facilities have 5 and 2 high-speed, fully-automated SMT lines, respectively.

  The Company's contract manufacturing operation performs automated in-circuit and functional testing, and has the capability to perform environmental stress testing as requested by customers. As the density and complexity of electronic circuitry increases, the Company anticipates a need to invest in more sophisticated automated test equipment and inspection systems that provide both three dimensional and X-ray inspection of in-process and final products.

  The Company also utilizes chip on board ("COB") technology in its manufacturing processes. COB technology, including multi-chip module assembly, utilizes unpackaged semiconductor die which are attached to a printed circuit board and then sealed with epoxy. COB is well-suited for applications involving small form factor and high lead count products. The Company also has the capability to utilize ball grid array ("BGA") packaging technology in its assembly process. This packaging technique utilizes an array of "solder balls" in a matrix across the bottom of a component package as opposed to attaching leads around the perimeter of the die. This emerging technology in packaging is typically utilized for high pin count integrated circuits.

 Marketing and Sales

  The Company markets its contract manufacturing services on a worldwide basis through a direct sales force that interfaces with independent sales representatives and OEMs. The Company's contract manufacturing marketing effort is augmented by MTI's sales force, which also markets the Company's services to MTI's customer base. The Company's contract manufacturing marketing efforts also include participating in industry conferences and publishing articles in trade journals.

 Product Warranties

  The Company generally offers a 90-day warranty on the workmanship of its contract manufacturing services. However, warranties are frequently negotiated with each customer and may therefore be greater than or less than 90 days. Generally, a considerable amount of time and effort is invested in the start-up phase of each project. As a result, the Company has not typically experienced significant warranty claims for its contract manufacturing services, though there can be no assurance that the Company will not experience significant future warranty claims with respect to its contract manufacturing services.

 Backlog

 The Company's backlog for contract manufacturing services generally consists of purchase orders believed to be firm that are expected to be filled within the next three months. Backlog for the Company's contract manufacturing operations as of August 28, 1997 and August 29, 1996 was approximately $61 million and $52 million, respectively. Because of variations in the timing of orders, delivery intervals, material availability, customer and product mix and delivery schedules, among other reasons, the Company's contract manufacturing backlog as of any particular date may not be representative of actual sales for any succeeding period.

 Competition

  The contract manufacturing industry is highly competitive. The Company competes against numerous domestic and offshore contract manufacturers, including a significant number of local and regional companies. In addition, the Company competes against in-house manufacturing capabilities of certain of its existing customers as well as with certain large computer manufacturers which also offer third-party contract manufacturing services. The Company's contract manufacturing competitors include, among others, Avex Electronics, Inc., Benchmark Electronics, Inc., Celestica Inc., DOVAtron International, Inc., Flextronics International, Group Technologies Corporation, Jabil Circuits, Inc., Sanmina Corporation, SCI Systems, Inc. and Solectron Corporation. Many of MEI's competitors have substantially greater manufacturing, financial and marketing resources than the Company and have manufacturing operations at multiple domestic and overseas locations. However, despite its many competitors, in September 1997, the Company was awarded the Cisco Systems, Inc. 1997 Supplier of the Year Award.

  The Company believes the significant competitive factors in contract manufacturing include level of service, range of services offered, quality, price, technology, location and the ability to offer flexible delivery schedules and deliver finished products on an expeditious and timely basis in accordance with customers' expectations. The Company may be at a disadvantage as to certain competitive factors when compared to manufacturers with greater resources than the Company, substantial offshore facilities and/or substantially larger domestic facilities. There can be no assurance that the Company will compete successfully in the future with regard to these competitive factors. In order to remain competitive, it is likely that the Company will be required to expand its contract manufacturing capacity and may be required to establish additional international operations. There can be no assurance that the Company will be successful in expanding its contract manufacturing operation on a timely and efficient basis or otherwise. The failure to do so could have a material adverse effect on the Company's business and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors-Contract Manufacturing-Competition in the Contract Manufacturing Industry."

SPECTEK SEMICONDUCTOR MEMORY PRODUCTS

 Products

  The Company's SpecTek semiconductor memory products operation generally processes and markets various grades of memory products under the SpecTek brand name in either component or module form. Memory components are obtained from certain semiconductor memory manufacturers and are tested and generally graded to their highest level of functionality. Higher grade components meeting industry specifications are available for use in memory modules for computer systems. Certain lower grade components may be used in nonstandard memory modules or sold to strategic OEM customers for use in specific applications. By working closely with its customers to develop new applications utilizing its memory components, the Company is able to offer reliable low cost memory solutions and increase component and product compatibility for its OEM customers.

  Historically, a substantial majority of the nonstandard DRAM components used in the Company's SpecTek semiconductor memory products operation has been obtained from MTI. In fiscal 1997, 1996 and 1995, the SpecTek semiconductor memory products operation obtained 74%, 61% and 89%, respectively, of its DRAM components from MTI, and in fiscal 1997, obtained nearly 100% of its DRAM components from four sources, including MTI. Pursuant to an agreement with the Company (the "Component Recovery Agreement"), MTI is required to deliver to the Company all of the nonstandard DRAM components produced at MTI's semiconductor memory manufacturing operations. There can be no assurance that DRAM components obtained from MTI or purchases of components from any alternative sources will continue at quantities sufficient to sustain the Company's SpecTek semiconductor memory products operation at its existing or historic levels. The Company intends to continue to pursue additional third-party sources of DRAM components; however, there can be no assurance that significant additional supplies will be obtained. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors-SpecTek Semiconductor Memory Products Operation-Dependence on Component Recovery Agreement with MTI."

 Manufacturing and Materials

  The Company's SpecTek semiconductor memory products operation requires a significant investment in sophisticated testing hardware and software and expertise in semiconductor memory products and manufacturing processes.
The semiconductor memory manufacturing process involves a highly complex series of steps performed to create specific electronic features on silicon wafers. Recovery of DRAM components within the semiconductor manufacturing process is generally performed at two stages: the wafer probe stage and the test stage. The first test of electrical functionality in the semiconductor memory manufacturing process is performed at the wafer probe stage, where die not meeting certain functionality or performance characteristics are segregated while those die which potentially meet full performance specifications continue on in the manufacturing process to assembly and test. Although a majority of the Company's DRAM components are identified by semiconductor memory manufacturers during the test function, the Company maintains personnel in MTI's semiconductor memory manufacturing facility to identify nonstandard die at the wafer probe stage which may qualify for recovery. Once nonstandard die are identified as recoverable at wafer probe, the die are assembled and delivered to the Company for testing and grading.

  Upon delivery to the Company, DRAM components are grouped according to device and package type and staged for a specific sequence of electrical, environmental and mechanical tests identified for that group. The Company's test and product engineers develop the complex testing algorithms and procedures necessary to recover DRAM components on a cost-effective basis. The Company's engineers also develop and implement proprietary software and hardware modifications to automated test and handling equipment. Test and product engineers develop burn-in testing procedures in order to increase assurance of reliability for devices being processed. Throughout the testing process, DRAM components are graded in an effort to segregate less functional components and to minimize additional testing with respect to such components. The Company strives to maintain close working relationships between its engineering staff and its customers, and modifies its test procedures and test specifications to ensure generally that DRAM components properly address customer performance requirements. Once all electrical and environmental testing is accomplished, the devices are subjected to automated and visual inspection to verify that the devices meet mechanical and cosmetic specifications relating to package, mark and device lead integrity.

  Many semiconductor memory manufacturers are reluctant to sell nonstandard memory components because such components could compete with their full specification components for similar applications. In addition, some manufacturers are concerned that subsequent testing performed by a component recovery operation could reveal proprietary data regarding manufacturing yields and processes. As a result, there can be no assurance that the Company will be able to obtain DRAM components from semiconductor manufacturers in quantities sufficient to meet demand for the Company's products. Any reduction in the availability or functionality of memory components from the Company's suppliers could have a material adverse effect on the Company's business and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors-SpecTek Semiconductor Memory Products Operation-Dependence on Component Recovery Agreement with MTI."

 Marketing and Sales

  The Company's SpecTek memory products are marketed primarily to domestic customers through the Company's direct sales force and to international customers through manufacturing representatives, distributors and value-added resellers. The market for semiconductor memory historically has been volatile and has experienced significant downturns characterized by changes in the relationship between worldwide demand and production capacity and declines in average selling prices.

  Pricing for the Company's SpecTek memory products fluctuates, to a large degree, based on industry-wide pricing for semiconductor memory products. During fiscal 1996 and fiscal 1997, the Company experienced significant declines in the average selling prices of its DRAM products as industry-wide average selling prices for full specification semiconductor memory products experienced a sharp decline. The Company believes such decline was due primarily to changes in the balance of supply and demand for these commodity products, and the Company is unable to predict the impact of semiconductor memory product market dynamics in future periods. Further declines in industry-wide pricing for semiconductor memory products would likely result in declines in average selling prices of the Company's SpecTek memory products, which could have a material adverse effect on the Company's business and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors-SpecTek Semiconductor Memory Products Operation-Pricing of DRAM Products."

 Product Warranties

  The Company typically offers a 90-day limited warranty on its SpecTek memory products. Longer warranties are generally offered only in special circumstances. Although the Company's historical warranty claims with respect to SpecTek memory products have not been material, there can be no assurance that the Company will not experience significant future warranty claims with respect to these products.

 Backlog

  The Company's SpecTek memory products customers generally do not order with long lead times, and orders are frequently placed with a provision to renegotiate price at or near the time of shipment. Therefore, the Company does not believe any backlog of orders for its DRAM products is firm or a reliable indication of actual sales for any succeeding period.

 Competition

  The principal competitive factors in the Company's SpecTek semiconductor memory products operation are access to sources of DRAM components, testing capabilities, DRAM component prices and applications engineering. The price of nonstandard DRAM components is directly influenced by the price of full specification DRAM components, and as higher density memory devices become more prevalent and error correction technologies and solutions improve, semiconductor memory manufacturers have sought ways to recover a portion of their manufacturing costs through recovery of nonstandard DRAM components. Certain manufacturers have established internal capabilities and independent companies are pursuing opportunities to recover, test and market nonstandard DRAM components. As more semiconductor memory manufacturers recover nonstandard DRAM components, the pressure on the remaining manufacturers may increase to develop similar programs, whether internal or external, in order to generate revenue from their nonstandard DRAM components. In addition to supplying nonstandard DRAM components in the market, in-house component recovery operations eliminate a potential source of supply to the Company. Upon termination or expiration of the Component Recovery Agreement, MTI could develop its own component recovery operation. The loss of a sourcing arrangement, particularly the Company's arrangement with MTI, could have a material adverse effect on the Company's business and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors-SpecTek Semiconductor Memory Products Operation-Dependence on Component Recovery Agreement with MTI."

EXPORT SALES

  The Company's export sales totaled $143 million, $181 million and $77 million in fiscal 1997, 1996 and 1995, respectively. Export sales are denominated primarily in United States dollars.


INTELLECTUAL PROPERTY

  As of August 28, 1997, the Company owned approximately 28 U.S. patents and 10 foreign patents. In addition, the Company has 157 patent applications pending. The Company is the holder of a number of trademarks and registered trademarks and intends to continue to seek protections on its significant patentable technology and trademarks. There can be no assurance that patents will be issued for pending applications.

  It is common in the electronics industry for patent, trademark and other intellectual property rights claims to be asserted against companies, including component suppliers and PC manufacturers. Periodically, the Company is made aware that technology used by the Company may infringe on intellectual property rights held by others. The Company evaluates all such claims and, if necessary and appropriate, seeks to obtain licenses for the continued use of such technology. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for alleged infringement prior to the balance sheet date. The Company would be placed at a competitive disadvantage if it were unable to obtain such licenses upon terms at least as favorable as those experienced by the Company's competitors. The Company has entered into several intellectual property agreements, which generally require one-time or periodic royalty payments and are subject to expiration at various times. The Company is unable to predict whether any of these license agreements can be obtained or renewed on terms acceptable to the Company. If the Company or its suppliers are unable to obtain licenses necessary to use intellectual property in their products or processes, the Company may be forced to market products without certain technological features or software, discontinue sales of certain of its products and/or defend legal actions taken against it relating to allegedly protected technology. The inability of the Company to obtain licenses necessary to use certain technology, or an inability to obtain such licenses on competitive terms, or any litigation determining that the Company, in the manufacture or sale of its products, has infringed on the intellectual property rights held by others, could have a material adverse effect on the Company's business and results of operations.

  The Company, as a majority-owned subsidiary of MTI, is licensed under certain license agreements between MTI and third parties. The Company makes payments to MTI relating to certain of such agreements. The Company's rights under such agreements may terminate in the event that the Company is no longer a majority-owned subsidiary of MTI. In the event of any such termination, the inability of the Company independently to obtain such rights on similar terms could have a material adverse effect on the Company's business and results of operations.


RESEARCH AND DEVELOPMENT

  The Company maintains a research and development operation which had approximately 95 employees as of August 28, 1997. The Company's PC research and development group focuses its efforts on PC systems, including: core logic chip sets, motherboards; embedded PCs, such as those used in point of sale terminals and systems; PC BIOS development; and other PC-related products. This group assists the Company's PC operations and its suppliers to maximize the performance of new technologies in the PC industry, and also performs contract design and engineering services for third parties. In addition to the PC research and development group, the Company has a server research and development group that focuses on the development of proprietary enabling technologies to be incorporated into the Company's server products. Such technologies include client/server database and communication software and a tripple-tier PCI bus architecture allowing hot pluggable PCI card slots. There can be no assurance that the Company will continue to develop or have access to new technology, be successful in incorporating such new technology in its products or deliver commercial quantities of new products or features in a timely and cost-effective manner.

  The Company licenses certain software programs from third party developers through a non-exclusive worldwide license. Such software is incorporated into software programs developed by the Company for use in its server products.

 Research and development expenses for 1997, 1996 and 1995 were approximately $9,621,000, $3,050,000 and $1,893,000, respectively.
Research and development expense in 1997 included a one-time charge of $3.9 million for the write-off of purchased in-process research and development associated with the Company's acquisition in the fourth quarter of fiscal 1997 of NetFRAME. See footnotes to financial statements.


EMPLOYEES

  As of August 28, 1997, the Company employed approximately 3,000 people in its PC operation, 1,300 people in its contract manufacturing operation and 320 people in its SpecTek semiconductor memory products operation, nearly all of whom are located in the United States, and none of whom are represented by a labor organization with respect to their employment by the Company. The Company has never had an organized work stoppage and considers its employee relations to be satisfactory.


ENVIRONMENTAL REGULATIONS

  Some risks of costs and liabilities related to environmental matters are inherent in the Company's business, as with many similar businesses, and the Company's operations are subject to certain federal, state and local environmental regulatory requirements relating to environmental and waste management. There can be no assurance that material costs and liabilities will not be incurred in maintaining or establishing compliance with current or future requirements. The Company believes that its business is operated in compliance with applicable environmental regulations, the violation of which could have a material adverse effect on the Company. In the event of violation, these regulations provide for civil and criminal fines, injunctions and other sanctions and, in certain instances, allow third parties to sue to enforce compliance. In addition, new, modified or more stringent requirements or enforcement policies could be adopted that may adversely affect the Company's business and results of operations. The Company periodically generates and handles limited amounts of materials that are considered hazardous waste under applicable law. The Company contracts for the off-site disposal of these materials. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors-Contract Manufacturing-Government Regulation."

OFFICERS AND DIRECTORS OF THE REGISTRANT

  The officers and directors of the Company and their ages as of September 29, 1997, are as follows:

Name                  Age    Position
--------------------  ---    -----------------------------------------------
Joseph M. Daltoso     35     Chairman of the Board of Directors and Chief
                             Executive Officer
Gregory D. Stevenson  36     President and Chief Operating Officer, Director
T. Erik Oaas          44     Executive Vice President, Finance and Chief
                             Financial Officer, Director
Robert F. Subia       35     President, Chief Executive Officer and
                             Chairman of the Board of Directors of Micron
                             Custom Manufacturing Services, Inc. (a wholly-
                             owned subsidiary of the Company), Director
Michael S. Adkins     32     Vice President, SpecTek
Steven P. Arnold      42     Vice President, Legal and General Counsel
George A. Haneke      49     Senior Vice President, International Markets
Nelson L. Hanks       44     Senior Vice President, Purchasing
Dean A. Klein         40     Executive Vice President, Product Development and
                             Chief Technical Officer
Steven H. Laney       37     Vice President, Corporate Communications
JoAnne S. Pfeifer     38     Vice President, Administration and Corporate
                             Secretary
Gene P. Thomas, Jr.   36     Vice President, North America Sales
Steven R. Appleton    37     Director
Jerry M. Hess         59     Director
Robert A. Lothrop     71     Director
John R. Simplot       88     Director


  Joseph M. Daltoso served as Chairman of the Board and President of former Micron Custom Manufacturing Services, Inc., then a wholly-owned subsidiary of MTI ("MCMS") from July 1992 until the effective time of the MEI Merger. In August 1994, he was also named Chief Executive Officer of MCMS. At the effective time of the MEI Merger, Mr. Daltoso was appointed Executive Vice President, Operations and a director of the Company. He was named Chairman of the Board, President and Chief Executive Officer of the Company on April 17, 1995. On July 28, 1997, Mr. Daltoso resigned as President of the Company.

  Gregory D. Stevenson served as Vice President, Component Recovery of MCMS from July 1992 to August 1993. In September 1992, he was also appointed a director of MCMS. In August 1993, Mr. Stevenson was appointed Vice President, Operations of MCMS. In April 1995, Mr. Stevenson was appointed Vice President, Nampa Operations and served in that position until July 1995 when he was appointed Executive Vice
President, Operations and a director of the Company. In January 1997, Mr. Stevenson was appointed Chief Operating Officer of the Company, and in July 1997, he was also appointed President of the Company.

  T. Erik Oaas served as Vice President, Finance and Treasurer, and a director of MCMS from July 1992 until the effective time of the MEI Merger, at which time he was appointed Vice President, Finance and Chief Financial Officer, and a director of the Company. In January 1997, Mr. Oaas was appointed Executive Vice President, Finance of the Company.

  Robert F. Subia served as a Regional Sales Manager for MTI from 1989 until February 1993. In February 1993, Mr. Subia joined MCMS as Director of Sales and held this position until August 1994, when he was appointed Vice President, Sales. On April 17, 1995, Mr. Subia was appointed Chairman, President and Chief Executive Officer of Micron Custom Manufacturing Services, Inc., a wholly-owned subsidiary of the Company ("CMS"). Mr. Subia was appointed a director of the Company in October 1995.

  Michael S. Adkins served as Manager of the Systems Integration Group of MTI from April 1990 to November 1993 when he was appointed President of Systems Integration Group, Inc., then a wholly owned subsidiary of MTI. He continued in that position until November 1994 when he was appointed General Manager, System Integration, an operating division of MTI. Mr. Adkins joined the Company in July 1996 as Executive Director, SpecTek Operations and continued in that position until January 1997, when he was appointed Vice President, SpecTek.

  Steven P. Arnold served as an associate with Arnold, White and Durkee from January 1988 to April 1995, when he joined MTI as Associate General Counsel. He continued in that position until June 1996 when he joined the Company as Chief Counsel, Intellectual Property. In January 1997, Mr. Arnold was appointed Vice President, Legal and General Counsel.

  George A. Haneke joined MTI in May 1988 as a financial planner. Mr. Haneke joined Micron Computer, Inc. in September 1993 and was appointed Vice President, Finance, Treasurer and Chief Financial Officer in December 1993. He served in that position until the effective time of the MEI Merger. In April 1995, Mr. Haneke was appointed Vice President and Chief Information Officer of the Company. In January 1997, Mr. Haneke was appointed Senior Vice President, International Operations of the Company and in September 1997, Mr. Haneke was appointed Senior Vice President, International Markets.

  Nelson L. Hanks served as Chairman, President and Chief Executive Officer of Micron Europe Limited, a wholly-owned subsidiary of MTI, from April 1991 to August 1993. From August 1993 until the effective time of the MEI
Merger, Mr. Hanks served as Special Projects Manager for MTI. In April 1995, Mr. Hanks was appointed Vice President, Purchasing. In January 1997, Mr. Hanks was appointed Senior Vice President, Purchasing of the Company.

  Dean A. Klein was a co-founder of and also served as President of PC Tech, Inc., a former wholly-owned subsidiary of the Company, from its inception in 1984. In September, 1997, PC Tech, Inc. was merged with and into the Company. After the acquisition of PC Tech, Inc. by the Company in February 1992, Mr. Klein served as Vice President, Research and Development of the Company and President of PC Tech, Inc. In February 1996, Mr. Klein was named Vice President and Chief Technical Officer of the Company. In January 1997, Mr. Klein was appointed Senior Vice President, Chief Technical Officer of the Company and in September 1997, he was appointed Executive Vice President, Product Development and Chief Technical Officer.

  Steven H. Laney served as Marketing Manager for MCMS from July 1992 until May 1993 when he was appointed Director of Marketing for MCMS. He served in this position until the effective time of the MEI Merger when he was named Director of Investor Relations of the Company. In October 1996, Mr. Laney was named Vice President, Corporate Communications of the Company.

  JoAnne S. Pfeifer served as Accounting Manager of MTI from June 1989 to August 1992, when she was named Administration Projects Coordinator for MCMS. She continued in that position until January 1995 when she was named Administrative Manager for MCMS and continued in that position for the Company until March 1996 when she was named Director of Administration for the Company. In July 1996 Ms. Pfeifer was appointed Corporate Secretary and in January 1997, she was appointed Vice President, Administration for the Company.

  Gene P. Thomas, Jr. served in sales managerial roles with Polaroid Corporation and CompuAdd Computer Corp. and was appointed Director of Marketing for CompuAdd in 1993. Mr. Thomas joined Micron Computer, Inc. as Director of Sales in March 1993 and was appointed Vice President, Sales and Marketing in December 1993. In April 1995, Mr. Thomas was appointed Vice President, Micron Sales and Marketing, and in July 1995, was named
Vice President, Direct Sales. In February 1996, he was appointed Vice President, Marketing, and served in that capacity until January 1997, when he was appointed Vice President, Business Development of the Company. In September 1997, Mr. Thomas was appointed Vice President, North America Sales.

  Steven R. Appleton joined MTI in February 1983 and has served in various capacities with MTI and its subsidiaries, including overseeing MTI's semiconductor operations as President and Chief Executive Officer of Micron Semiconductor, Inc. (then a wholly-owned subsidiary of MTI) from July 1992 to November 1994. Except for a nine day period in January 1996, since May 1994 Mr. Appleton has served as a member of MTI's Board of Directors and since September 1994 Mr. Appleton has served as the Chief Executive Officer, President and Chairman of the Board of Directors of MTI. At the effective time of the MEI Merger, Mr. Appleton was named Chairman of the Board of Directors, President and Chief Executive Officer of the Company. He resigned from these positions on April 17, 1995, but continued as a director of the Company until January 1996, when he resigned from that position. Mr. Appleton was reappointed a director of the Company in February 1996.

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

  John R. Simplot founded and served as Chairman of the Board of Directors of the J.R. Simplot Company prior to his retirement in April 1994. Mr. Simplot currently serves as Chairman Emeritus of the J.R. Simplot Company. Mr. Simplot has served on MTI's Board of Directors since 1980. At the effective time of the MEI Merger, Mr. Simplot was appointed a director of the Company.

Item 2.   Properties

  The Company's corporate headquarters, PC manufacturing operation, a majority of its contract manufacturing operation and SpecTek semiconductor memory products operation are based in a number of Company-owned facilities aggregating approximately 577,000 square feet located in Nampa, Idaho. Approximately 123,000 square feet of the Nampa facilities are dedicated to PC manufacturing, approximately 146,000 square feet are dedicated to contract manufacturing and approximately 40,000 square feet are dedicated to the Company's SpecTek semiconductor memory products operation. The balance of the Nampa facilities is dedicated to sales, technical support, customer service, administrative functions and warehouse space.

  The Company leases a 60,000 square foot facility in Minneapolis, Minnesota, dedicated primarily to PC sales, technical support and administrative functions and a 75,000 square foot facility in Meridian, Idaho dedicated to a PC call center. The Company leases an approximately 50,000 square foot warehouse facility in Nampa, Idaho. In addition, the Company leases an 85,000 square foot facility in Milpitas, California, dedicated to its enterprise server products and research and development efforts associated therewith, with a total of approximately 29,000 square feet dedicated to manufacturing.

  The Company also occupies an approximately 61,000 square foot leased facility in Durham, North Carolina, with approximately 43,000 square feet dedicated to contract manufacturing. In addition, the Company's contract manufacturing operation occupies an 18,000 square foot leased facility in Penang, Malaysia.

  Other leased facilities include three factory outlets in Boise, Idaho, the Salt Lake City, Utah area and the Minneapolis/St. Paul, Minnesota area, a sales and technical support call center and warehouse located in Japan and various sales offices located primarily in the United States.

  The Company has a capacity enhancement program for its PC operation including the expansion of its PC operation in Nampa, Idaho. Construction is underway on a new facility expected to be approximately 325,000 square feet and to cost approximately $35 million. The facility is expected to be in production in the second calendar quarter of 1998.


Item 3.   Legal Proceedings

  The Company is a party to various legal actions arising out of the normal course of business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors-Intellectual Property Matters."


Item 4.   Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder
Matters

  Micron Electronic, Inc.'s Common Stock trades on the Nasdaq Stock Market under the symbol "MUEI." The following table shows for the periods indicated the high and low sales prices for the common stock of the Company, as reported by the Nasdaq Stock Market:

                                         High       Low
                                        -------   -------
                  1997:
                         4th quarter    $21.000   $14.875
                         3rd quarter     25.375    15.375
                         2nd quarter     25.000    17.500
                         1st quarter     23.500    12.625

                  1996:
                         4th quarter    $16.500   $ 8.750
                         3rd quarter     17.125     9.000
                         2nd quarter     15.250     9.250
                         1st quarter     29.875    13.000



HOLDERS OF RECORD

  As of August 28, 1997, there were approximately 2,253 shareholders of record of the Company's Common Stock.


DIVIDENDS

  The Company has never declared or paid any cash dividend nor has any intent to do so in the near future. Payment of dividends is currently limited by the terms of the Company's credit agreement, dated June 27, 1997.

Item 6.   Selected Financial Data

                               1997        1996        1995       1994       1993
                         ----------  ----------    --------   --------   --------
                           (Amounts in thousands, except per share amounts)
  Net sales              $1,955,783  $1,764,920    $999,999   $412,938   $162,180
  Operating income          136,458      75,998     106,493     59,851     21,622
  Net income                 87,262      44,582      65,086     36,898     13,623
  Earnings per share           0.92        0.48        0.74       0.45       0.17

  Current assets            563,148     399,116     308,755    120,880     57,439
  Working capital           203,884     121,766     106,452     45,906     24,123
  Total assets              758,346     529,933     382,716    151,739     70,289
  Total debt                 38,641      21,297       6,823      7,845      9,327
  Shareholders' equity      365,571     228,460     173,663     68,169     26,874

  On April 7, 1995, Micron Computer, Inc. ("MCI") and Micron Custom Manufacturing Services, Inc. ("MCMS"), then subsidiaries of MTI, merged with and into ZEOS International, Ltd. ("ZEOS"), and the surviving corporation's name was changed to Micron Electronics, Inc. (the "MEI Merger"). A new basis of accounting, based on fair values, was established for the assets and liabilities of ZEOS. Subsequent to the MEI Merger, the Company's financial statements reflect the consolidated results of operations, financial position and cash flows of the Company based on the new basis of accounting for the assets and liabilities of ZEOS and the historical cost bases for the assets and liabilities of MCI and MCMS.
Prior to the MEI Merger, the financial statements of the Company include only the combined results of operations, financial position and cash flows of MCI and MCMS.

  In February 1996, the Company adopted a plan to discontinue the manufacture and sale of ZEOS brand PC systems and to close the related manufacturing operations in Minneapolis, Minnesota. As a result, the Company recorded restructuring charge of $29.2 million ($22.4 million, or $0.24 per share, net of taxes) in 1996. The restructuring charge included $14.5 million related to the disposition of inventory of discontinued product lines, the write-off of $11.4 million of goodwill which resulted from the MEI Merger, $1.1 million for other asset write-downs, $0.6 million related to personnel costs and $1.6 million related to other exit costs.

  In the fourth quarter of fiscal 1997, the Company acquired NetFRAME, for $17.4 million in cash. The acquisition adversely affected the Company's net income in fiscal 1997 by $6.4 million, or $0.07 per share, which includes the operating losses of NetFRAME since the July 18, 1997 acquisition date and a one-time charge of $3.9 million, or $0.04 per share, for the write-off of purchased in-process research and development.

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors."
All yearly references are to the Company's fiscal years ended August 28, 1997, August 29, 1996 and August 31, 1995, unless otherwise indicated. All tabular dollar amounts are stated in thousands. Certain reclassifications have been made in the following discussion and analysis to present results of operations on a consistent basis.


OVERVIEW

  Micron Electronics, Inc. and its subsidiaries manufacture electronic products and provide services for a wide range of computer and digital applications. The Company is a leading provider of PC systems through the direct sales channel in the United States and develops, markets, manufactures and supports PC systems for consumer, business, government and educational use. In addition, the Company is a supplier of multi-processor network servers for enterprise, remote office and distributed computing environments under the NetFRAME brand name. The Company's contract manufacturing operation, Micron Custom Manufacturing Services, Inc.
("CMS"), specializes in the design, assembly and test of custom complex printed circuit boards, memory modules and system level products for original equipment manufacturers. The Company's SpecTek semiconductor memory products operation processes and markets various grades of memory products under the SpecTek brand name.

     The Company's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, industry competition, fluctuating market pricing for PCs and semiconductor memory products, fluctuating component costs, changes in product mix, inventory obsolescence, the timing of new product introductions by the Company and its competitors, availability and pricing of the memory components used by the Company's SpecTek semiconductor memory products operation, the timing of orders from and shipments to OEM customers, seasonal government purchasing cycles, manufacturing and production constraints, the effects of product reviews and industry awards, seasonal cycles common in the PC industry, critical component availability, and the failure by the Company to succeed in its strategies with respect to NetFRAME Systems Incorporated ("NetFRAME"). As a result, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period.


RESULTS OF OPERATIONS

  Net income for 1997 was $87.3 million, or $0.92 per share, on net sales of $1,955.8 million, compared to net income for 1996 of $44.6 million, or $0.48 per share, on net sales of $1,764.9 million. Net sales in 1997 were higher than 1996 primarily as a result of higher sales of PC systems, partially offset by lower revenues from the Company's contract manufacturing operation. The Company's overall gross margin percentage increased from 14.8% in 1996 to 17.3% in 1997 primarily as a result of a increased sales of PC systems combined with a higher gross margin percentage realized on such sales.

  In the fourth quarter of fiscal 1997, the Company acquired NetFRAME for $17.4 million in cash. The acquisition adversely affected the Company's net income in the fourth quarter of fiscal 1997 by $6.4 million, or $0.07 per share, which includes the operating losses of NetFRAME since the July 18, 1997 acquisition date and a one-time charge of $3.9 million, or $0.04 per share, for the write-off of purchased in-process research and development.

  In February 1996, the Company adopted a plan to discontinue the manufacture and sale of ZEOS brand PC systems and to close the related manufacturing operations in Minneapolis, Minnesota. As a result, the Company recorded restructuring charge of $29.2 million ($22.4 million, or $0.24 per share, net of taxes) in 1996. The restructuring charge included $14.5 million related to the disposition of inventory of discontinued product lines, the write-off of $11.4 million of goodwill which resulted from the MEI Merger, $1.1 million for other asset write-downs, $0.6 million related to personnel costs and $1.6 million related to other exit costs.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and interpretations thereof, and makes them comparable to international earnings per share standards. This statement is expected to be adopted by the Company effective in its second quarter of fiscal 1998. The Company does not expect earnings per share as calculated under SFAS No. 128 to be materially different than calculated under the Company's existing methodology.

Net Sales

  The following table summarizes the Company's net sales by product line:

<cpation>
                                1997                1996               1995
                         ------------------  ------------------  ----------------
                                      % of                % of              % of
                             Amount   Sales      Amount   Sales    Amount   Sales
                         ----------  ------  ----------  ------  --------  ------
PC systems               $1,528,304   78.2%  $1,252,492   71.0%  $566,352   56.7%
Contract manufacturing      289,968   14.8%     373,622   21.2%   188,207   18.8%
SpecTek memory products     137,511    7.0%     138,806    7.8%   245,440   24.5%
                         ----------  ------  ----------  ------  --------  ------
Total net sales          $1,955,783  100.0%  $1,764,920  100.0%  $999,999  100.0%
                         ==========  ======  ==========  ======  ========  ======

  Net sales for 1997 were 11% higher than in 1996, primarily due to an increase in sales of PC systems, partially offset by lower revenues from the Company's contract manufacturing operation. Net sales for 1996 were 76% higher than in 1995, primarily due to a significant increase in sales of PC systems and higher revenues from the Company's contract manufacturing operation, partially offset by lower sales from the Company's SpecTek semiconductor memory products operation.

  Personal Computer Systems.   Net sales of PC systems were 22% higher in
1997 compared to 1996 primarily due to a 37% increase in unit sales partially offset by lower average selling prices for the Company's PC systems. The higher level of unit sales was largely attributable to significantly higher government sales and unit sales to large corporate entities. Although the Company's overall unit sales grew by 37%, the growth in unit sales to consumers and to small office/home office ("SOHO") customers more closely reflected the overall PC industry growth. In addition, international sales were essentially flat from 1996 to 1997. The Company's sales of PC systems also benefited from increased name recognition and market acceptance of the Company's PC systems partially resulting from the receipt by the Company of awards from trade publications recognizing the price and performance characteristics of Micron brand PC systems and the Company's service and support functions. There can be no assurance that the Company's name recognition and market acceptance of its PC products will not decline in the future, which could have a material adverse effect on the Company's business and results of operations. See "Certain Factors-Personal Computer Systems-Competition in the PC Industry."

  Sales to federal, state and local governmental entities increased as a percentage of total net sales of PC systems in 1997 to 23%, compared to 16% in 1996 and 8% in 1995. Sales in the fourth quarter of fiscal 1997 benefited by strong demand from the Company's governmental customers as well as sales pursuant to large government contacts. As a result, government sales represented 29% of total PC sales in the fourth quarter of fiscal 1997. The level of the Company's governmental sales is partially dependent on the buying practices of governmental entities and the Company's success in being selected to participate in government contracts in the future, of which there can be no assurance. A significant decline in government sales of PC systems, including those sold pursuant to government contracts, could have a material adverse effect on the Company's business and results of operations.

  Sales to large and medium-sized business were 83% higher in 1997 compared to 1996 and represented 13% of total PC sales in 1997. The growth in corporate sales was largely attributable to a more focused effort on behalf of the Company's sales force directed toward corporate customers. International sales of PC systems represented 5% of total PC system sales in 1997, compared to 7% in 1996 and 6% 1995. The Company's international sales were adversely affected by a decrease in sales of its PC systems through distributors in Japan as the Company initiated direct sales of PC systems through its Japanese call center. Sales from the Company's Japanese call center in 1997 represented 1% of total PC system sales.

  Unit sales of notebook systems represented 9% and 5% of total PC system sales during 1997 and 1996, respectively, compared to 1% in 1995. Demand for the Company's notebook systems increased in response the Company's broadening of its notebook product offering. Sales of PC systems incorporating Intel Pentium Pro microprocessors and Pentium microprocessors with MMX technology represented 12% and 20%, respectively, of total PC units sold in fiscal 1997, compared to 6% and 0%, respectively, in fiscal 1996. Sales of the Company's PC systems incorporating Intel Pentium II microprocessors, which were introduced in the fourth quarter of fiscal 1997, represented 10% of total PC units sold in the fourth quarter of fiscal 1997. See "Certain Factors-Personal Computer Systems-Dependence on Key Sources of Supply."

  Average selling prices for the Company's PC systems were lower in 1997 compared to 1996, primarily as a result of the introduction of a number of lower priced desktop and notebook models during the year combined with general price reductions for PC systems and to increased government sales of PC systems, which generally have lower average selling prices than the balance of the Company's PC systems. In addition, average selling prices in 1997 were adversely affected by a decline in the value of RAM products incorporated in the Company's PC systems, partially offset by an increase in average RAM content per system to approximately 38 megabytes.

  In the second quarter of fiscal 1996, the Company decided to discontinue the manufacture and sale of ZEOS brand PC systems and to close the related manufacturing operations in Minneapolis, Minnesota. As a percentage of total PC system sales, sales of ZEOS brand PC systems represented 7% in 1996 compared to 18% in 1995.

  Net sales of PC systems were significantly higher in 1996 compared to 1995 primarily due to significantly higher unit sales of PC systems and, to a lesser extent, higher average selling prices for such PC systems. Unit sales of PC systems in 1996 were 111% higher compared to 1995 principally due to an increase in sales through the direct channel resulting from increased name recognition and market acceptance of the Company's desktop PC systems and continued growth in the direct sales channel. Increased sales to governmental entities and increased sales of notebook systems also contributed to higher overall unit sales. Average selling prices for the Company's PC systems increased in 1996 compared to 1995 primarily as a result of the completion of the transition in product mix toward relatively higher priced Pentium and Pentium Pro microprocessor based systems and customer preferences for more richly configured PC systems with components featuring the latest developments in PC-related technology. In addition, during 1996, the Company experienced higher unit sales of notebook products, which generally have significantly higher average selling prices compared to the Company's overall average selling price for PC systems.

  Contract Manufacturing.   Revenues from the Company's contract
manufacturing operation were 22% lower in 1997 than in 1996, primarily due to the effects of a sharp industry-wide decline in pricing for semiconductor memory products and, to a lesser extent, a shift in product mix, which were partially offset by a higher level of demand for more complex products.

  Revenues from the Company's contract manufacturing operation were 99% higher in 1996 than in 1995; however, quarterly revenues declined sequentially in 1996 from the second quarter through the fourth quarter. The increase in 1996 revenue compared to 1995 was primarily due to the utilization of increased manufacturing capacity and a shift in mix of contract assembly services. Increased capacity was obtained through the acquisition and utilization of additional manufacturing equipment and the upgrade of existing manufacturing equipment. Contract manufacturing revenues in the last three quarters of fiscal 1996 were adversely impacted by the industry-wide decline in pricing for semiconductor memory products.

  The Company continues to rely on a relatively small number of customers for a significant portion of its contract manufacturing business. As a percent of total contract manufacturing revenue for 1997, revenues from the Company's top five contract manufacturing customers, including MTI, were 74%, compared to 69% and 58% in 1996 and 1995, respectively. Revenues, directly or indirectly, from one customer represented 33% of the revenues of the Company's contract manufacturing operations in 1997 compared to revenues from the Company's largest contract manufacturing customer in 1996 of 36%. Contract manufacturing revenue from MTI was 5%, 8% and 13% of total contract manufacturing revenue in 1997, 1996 and 1995, respectively. See "Certain Factors-Contract Manufacturing-Customer Concentration."

  SpecTek Semiconductor Memory Products.   Net sales of semiconductor
memory products were slightly lower in 1997 compared to 1996, despite a 66% decline in average selling prices. During 1997, the Company nearly tripled megabit shipments compared to 1996. Net sales were 43% lower in 1996 compared to 1995, primarily due to a significant decline in sales of peripheral add-on memory modules, a significant decline in average selling prices for the Company's SpecTek semiconductor memory products and a generally lower grade of components received from MTI, the Company's primary supplier. These effects were partially offset by an 80% increase in megabits of memory products shipped in 1996 compared to 1995. The increase in megabits of memory products shipped in 1997 compared to 1996 and from 1996 compared to 1995 was primarily due to the acquisition and utilization of additional test and burn-in equipment and reduced component test times, both resulting in increased throughput for substantially all memory products. The Company's SpecTek semiconductor memory products results of operations are influenced by a number of factors including pricing for, and availability of, nonstandard DRAM components. See "Certain Factors-SpecTek Semiconductor Memory Products Operation."

  Historically, a substantial majority of the semiconductor components used in the SpecTek semiconductor memory products operation has been obtained from MTI. In 1997, the Company obtained 74% of its components from MTI, compared to 61% in 1996 and 89% in 1995. In fiscal 1997, the SpecTek semiconductor memory products operation obtained nearly 100% of its components from four sources. Purchases from alternative sources are generally negotiated on a purchase order basis. There can be no assurance the Company will be able to negotiate future purchases from alternative sources on terms acceptable to the Company. Unless the Company is able to continue obtaining significant quantities of nonstandard DRAM components from alternative sources, the Company's SpecTek semiconductor memory products operation could be limited by the volume of components supplied by MTI.
Any reduction in the availability or functionality of nonstandard semiconductor memory components from the Company's suppliers could have a material adverse effect on the Company's business and results of operations. See "Certain Factors-SpecTek Semiconductor Memory Products Operation-Dependence on Component Recovery Agreement with MTI."

Gross Margin

<cpation>
                                1997                1996               1995
                         ------------------  ------------------  ----------------
                                      % of                % of              % of
                             Amount   Sales      Amount   Sales    Amount   Sales
                         ----------   -----  ----------   -----  --------   -----
PC systems               $  259,473   17.0%  $  190,142   15.2%  $ 58,190   10.3%
Contract manufacturing       33,397   11.5%      33,006    8.8%    19,024   10.1%
SpecTek memory products      44,876   32.6%      38,037   27.4%   106,123   43.2%
                         ----------          ----------          --------
Total gross margin       $  337,746   17.3%  $  261,185   14.8%  $183,337   18.3%
                         ==========          ==========          ========

  The Company's overall gross margin increased $76.6 million in 1997 compared to 1996, primarily as a result of an increased gross margin percentage realized from the Company's PC operation coupled with a higher level of PC sales and, to a lesser extent, an increase in gross margin realized from the Company's SpecTek semiconductor memory products operation. Gross margin increased in 1996 compared to 1995 primarily a result of a significant increase in the gross margin provided by the Company's PC operation, partially offset by lower gross margins realized from the Company's SpecTek semiconductor memory products operation.

  Personal Computer Systems.   The Company's gross margin on sales of PC
systems increased $69.3 million or 36% in 1997 compared to 1996 principally due to the higher level of net sales of PC systems and a generally higher gross margin percentage realized on PC system sales. The gross margin percentage for sales of the Company's PC systems increased in 1997 compared to 1996 primarily as a result of improved component costs partially offset by lower selling prices for the Company's PC systems. There can be no assurance that the Company's future cost of components will decrease at rates comparable to those in recent periods, or at all, or that the Company's selling prices for its PC systems will not decrease at a rate faster than the decline in its component costs. Although gross margins increased in 1997, they were adversely affected by intense price competition, an increase in the sales of, and a shift in product mix toward, the Company's lower-end PC systems. The Company continues to experience significant pressure on its gross margins as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices. In addition, the Company's gross margin percentage will continue to depend in large part on its ability to effectively manage its inventories of PC system components. See "Certain Factors-Personal Computer Systems-Competition in the PC Industry" and "Certain Factors-Personal Computer Systems-Inventory Management."

  The gross margin amount provided by the Company's PC operations in 1996 increased 227% compared to 1995 principally due to the higher level of net sales of PC systems and a generally higher gross margin percentage realized on PC system sales. Gross margin as a percent of net sales of PC systems in the fourth quarter of fiscal 1996 benefited from an adjustment of $13.0 million relating to revisions in estimates for certain contingencies for product and process technology costs. The gross margin percentage for sales of the Company's PC systems increased in 1996 compared to 1995 primarily as a result of improved component costs, particularly for RAM products, and generally improved inventory management. Increased sales of the Company's notebook products favorably affected the Company's gross margin percentage for sales of PC systems in 1996.

  Contract Manufacturing.   The gross margin percentage realized from the
Company's contract manufacturing operation was higher in 1997 compared to 1996 primarily as a result of an increase in the overall complexity of the printed board assemblies produced by the Company and an increase in revenues derived from services utilizing consigned inventory components. The gross margin percentage decreased in 1996 compared to 1995, due primarily to an increase in the percentage of total revenues derived from the Company's turnkey memory module assembly services. Such assembly services generally have a lower gross margin percentage than the balance of the Company's contract manufacturing services.

  SpecTek Semiconductor Memory Products.   The gross margin percentage
realized by the Company's SpecTek semiconductor memory products operation was higher in 1997 compared to 1996 primarily due to lower costs of components, particularly those obtained from MTI. Effective at the beginning of 1997, the Company modified its agreement for purchasing semiconductor memory components from MTI. Under the prior agreement, the Company's cost of components were generally equal to one-half the price realized from sales of such components. In 1997, the Company's costs of components were generally equal to one-half of the net operating income generated from sales of such components. See "Certain Factors-SpecTek Semiconductor
Memory Products Operation-Dependence on Component Recovery Agreement with
MTI."

  The gross margin percentage realized by the Company's SpecTek semiconductor memory products operation declined significantly in 1996 compared to 1995, primarily due to significantly lower average selling prices resulting from the sharp industry-wide decline in market prices for semiconductor memory products and by the effect of increased purchases by the Company of semiconductor memory components from third-party suppliers. In addition, in the fourth quarter of fiscal 1995, MTI's improved semiconductor testing processes resulted in the shipment of a reduced amount of higher functional nonstandard semiconductor memory components to the Company for recovery, thus reducing the Company's average selling prices and gross margins for such products.

  In the event that average selling prices for SpecTek's semiconductor memory products continue to decline, the gross margin for the Company's SpecTek semiconductor memory products operation would decline further and overall results of operations could be adversely affected. See "Certain Factors-SpecTek Semiconductor Memory Products Operation-Pricing of DRAM Products."

Selling, General and Administrative

                               1997   % Change       1996   % Change       1995
                           --------   --------   --------   --------   --------
Selling, general and
  administrative           $191,667      25.3%   $152,937     104.0%   $ 74,951
as a % of net sales            9.8%                  8.7%                  7.5%

  Selling, general and administrative ("SG&A") expenses increased in absolute dollars and as a percent of net sales in 1997 compared to 1996 primarily due to higher levels of personnel costs and advertising associated with the expanded PC operations and higher technical and professional fees primarily associated with information technology consulting services. During the fourth quarter of fiscal 1996, the Company charged operations with a $9.0 million accrual relating to revisions of estimates for selling costs associated with sales of PC systems. In addition, SG&A expenses in 1996 included $1.2 million of goodwill amortization, reflecting charges prior to the write off of unamortized goodwill in connection with the Company's restructuring charge in the second quarter of fiscal 1996. SG&A expenses increased in absolute dollars, and as a percent of net sales, in 1996 compared to 1995 primarily due to higher levels of personnel costs associated with the expanded PC operations.

Income Tax Provision

                               1997   % Change       1996   % Change       1995
                           --------   --------   --------   --------   --------
Income tax provision       $ 57,092      62.9%   $ 35,055     (19.2%)  $ 43,390

  The effective income tax rate was 39.5% in 1997, reflecting the federal statutory rate, the net effect of state taxes and the effect of a nondeductible $3.9 million charge to operations for the write-off of in-process research and development resulting form the Company's acquisition of NetFRAME in the fourth quarter of fiscal 1997. Without giving effect to this charge, the Company's effective tax rate would have been 38.5%. The effective tax rate of 44.0% in 1996 reflected the federal statutory rate, the net effect of state taxes, the effect of goodwill amortization and the write off during the second quarter of 1996 of $11.4 million of nondeductible goodwill. Without giving effect to nondeductible goodwill charges in 1996 totaling $12.6 million, the Company's effective income tax rate would have been 38.0%. The Company's effective income tax rate was 40.0% for 1995.

LIQUIDITY AND CAPITAL RESOURCES

  As of August 28, 1997, the Company had cash and equivalents of $183.9 million, representing an increase of $68.1 million compared to August 29, 1996. Principal sources of liquidity in 1997 were cash flows from operations of $130.1 million, $50.6 million from the issuance of common stock and borrowings of $21.8 million. Principal uses of cash in 1997 were property, plant and equipment expenditures of $105.8 million for expansion and capacity improvements of the Company's manufacturing operations, $16.1 million for the acquisition of NetFRAME, net of cash acquired, the purchase of held-to-maturity investment securities of $10.1 million and repayment of debt of $4.9 million.

  On October 11, 1996, the Company filed a registration statement with the Securities and Exchange Commission allowing for the issuance from time to time by the Company of debt and/or equity securities with a value of up to $75.0 million, of which $51.0 million has been issued. The proceeds from any issuance may be used for general corporate purposes. During the second quarter of fiscal 1997, the Company completed the sale of 3.0 million shares of its common stock in an underwritten public offering. Net proceeds of $48.2 million were received by the Company. In the public offering, MTI sold 12.4 million shares thereby reducing its ownership of the Company as of August 28, 1997, to 64%. The registration statement also allows for an additional $250.0 million of outstanding common stock of the Company to be sold by certain existing shareholders, consisting of MTI and certain management employees, of which $212.9 million has been sold.

  During the third quarter of fiscal 1997, the Company's wholly-owned subsidiary, CMS, entered into a revolving loan agreement, expiring May 2007, providing for borrowings of up to $15.0 million. Amounts outstanding under the agreement are collateralized by certain real property. Under the terms of the agreement, the amount available to CMS decreases by $1.0 million per year. As of August 28, 1997, there was $0.8 million outstanding under the agreement. The terms of the agreement limits dividends or other distributions from CMS.

  During the fourth quarter of fiscal 1997, the Company entered into an unsecured revolving credit facility with a group of financial institutions which provides for borrowings of up to $130.0 million, based on the Company's tangible net worth. The facility replaced two separate $40.0 million credit facilities. As of August 28, 1997, the Company was eligible to borrow $130.0 million under the facility, but had no borrowings outstanding.

  During the fourth quarter of fiscal 1997, the Company's wholly-owned subsidiary, Micron Electronics Japan K.K., entered into an unsecured revolving credit facility with a financial institution, expiring June 1998, providing for borrowings of up to 1.5 billion Japanese yen (US$12.7 million at August 28, 1997). As of August 28, 1997, there was US$9.3 million outstanding under the agreement.

  At August 28,1997, the Company had commitments of $32.3 million for capital expenditures for expansion and upgrade of facilities and equipment. The Company anticipates making capital expenditures in fiscal 1998 in excess of $100 million. The Company is constructing an approximately 325,000 square foot facility in Nampa, Idaho. This new facility is expected to provide space for the expansion of the Company's Nampa, Idaho PC operation and will provide space for possible future expansion.

  The Company expects that its future working capital requirements will continue to increase. The Company believes that currently available cash and equivalents, cash flows from operations, the Company's current credit facilities and equipment financings will be sufficient to fund its operations through fiscal 1998. However, maintaining an adequate level of working capital through the end of fiscal 1998 and thereafter will depend in large part on the success of the Company's products in the marketplace and the Company's ability to control inventory levels, component costs and other operating expenses. The Company may require additional financing for growth opportunities, including any internal expansion that the Company may undertake, expansion and capacity enhancements to additional sites, or strategic acquisitions or partnerships. There can be no assurance that any financings will be available on terms acceptable to the Company, if at all.


CERTAIN FACTORS

  In addition to factors discussed elsewhere in this Form 10-K, the following are important factors which could cause actual results or events to differ materially from the historical results of the Company's operations or those results or events contained in any forward-looking statements made by or on behalf of the Company.

General

 Fluctuations in Operating Results and Stock Price

  The Company's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, industry competition, fluctuating market pricing for PCs and semiconductor memory products, fluctuating component costs, changes in product mix, inventory obsolescence, the timing of new product introductions by the Company and its competitors, availability and pricing of the memory components used by the Company's SpecTek semiconductor memory products operation, the timing of orders from and shipments to OEM customers, seasonal government purchasing cycles, manufacturing and production constraints, the effects of product reviews and industry awards, seasonal cycles common in the PC industry, critical component availability, and the failure by the Company successfully integrate the operations of NetFRAME. As a result, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period. The trading price of the common stock of the Company is subject to significant fluctuations due to general market conditions and financial performance of other companies in the PC industry and MTI, announcements of technological innovations, new commercial products or new strategies by competitors, component availability and pricing or other factors.

 Management

  Historically, the Company has experienced rapid revenue growth and an expansion in the number of its employees, in the breadth and complexity of its management, operating and financial information systems and in its geographic scope of operations. This growth has resulted in new and increased responsibilities for the Company's management and has placed, and continues to place, significant demands upon the Company's management, operating and financial information systems, technical support systems and other resources. The Company continues to consider various expansion alternatives, including expansion of facilities, acquisition or establishment of facilities in new geographic regions and certain strategic relationships. The Company currently is expanding its PC operation facilities in Nampa, Idaho and has recently opened a PC sales and technical support call center in Japan and a contract manufacturing operation in Malaysia and recently acquired the operations of NetFRAME. There can be no assurance that the Company's management resources, operating and financial information systems, technical support systems and other resources will be adequate to support the Company's existing or future operations. In addition, the Company is in the process of identifying operating and application software challenges related to the year 2000. While the Company expects to resolve year 2000 compliance issues substantially through normal replacement and upgrades of software, there can be no assurance that there will not be interruption of operations or other limitations of system functionality or that the Company will not incur substantial costs to avoid such limitations. Any failure to effectively monitor, implement or improve the Company's operational, financial, management and technical support systems could have a material adverse effect on the Company's business and results of operations.

 Intellectual Property Matters

  It is common in the electronics industry for patent, trademark and other intellectual property rights claims to be asserted against companies, including component suppliers and PC manufacturers. Periodically, the Company is made aware that technology used by the Company may infringe on intellectual property rights held by others. The Company evaluates all such claims and, if necessary and appropriate, seeks to obtain licenses for the continued use of such technology. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for alleged infringement prior to the balance sheet date. The Company would be placed at a competitive disadvantage if it were unable to obtain such licenses upon terms at least as favorable as those experienced by the Company's competitors. The Company has entered into several intellectual property license agreements, which generally require one-time or periodic royalty payments and are subject to expiration at various times. The Company is unable to predict whether any of these license agreements can be obtained or renewed on terms acceptable to the Company. If the Company or its suppliers are unable to obtain licenses necessary to use intellectual property in their products or processes, the Company may be forced to market products without certain technological features or software, discontinue sales of certain of its products and/or defend legal actions taken against it relating to allegedly protected technology. The inability of the Company to obtain licenses necessary to use certain technology, or an inability to obtain such licenses on competitive terms, or any litigation determining that the Company, in the manufacture or sale of its products, has infringed on the intellectual property rights of third parties could have a material adverse effect on the Company's business and results of operations.

  The Company, as a majority-owned subsidiary of MTI, is licensed under certain license agreements between MTI and third parties. The Company makes payments to MTI relating to certain of such agreements. The Company's rights under such agreements may terminate in the event that the Company is no longer a majority-owned subsidiary of MTI. In the event of any such termination, the inability of the Company independently to obtain such rights on similar terms could have a material adverse effect on the Company's business and results of operations.

 International Operations

  During fiscal 1997, 7% of the Company's net sales were attributable to sales outside the United States compared to 10% for fiscal 1996. Although the Company's international sales in fiscal 1997 were adversely affected by a decrease in sales of its PC systems through distributors in Japan as the Company initiated direct sales of PC systems through its Japanese call center established in 1997, the Company believes international sales as a percentage of total sales will increase in the future, particularly for PC systems and contract manufacturing services. In marketing its PC systems in foreign countries, the Company uses either direct selling or indirect selling through distributors, depending on consumer preferences, local infrastructure, language and marketing methods. There can be no assurance that the Company's primary sales and marketing methods through the direct sales channel in the Japanese call center will result in sales at levels that meet or exceed past levels of sales to Japan experienced by the Company. The Company continues to evaluate the benefits and risks associated with overseas manufacturing for its PC and contract manufacturing operations. There can be no assurance that the establishment of the Japan operation or any other international expansion will be successful, and any failure by the Company to achieve success in international operations could have a material adverse effect on the Company's business and results of operations. The Company's international operations are subject to a number of other risks, including, without limitation, fluctuations in the value of currencies, export duties, import controls, trade barriers, restrictions on funds transfer, greater difficulty in accounts receivable collections, political and economic instability and compliance with foreign laws.

 MTI Ownership of Common Stock of the Company

  As of August 28, 1997, MTI owned 64% of the Company's outstanding common stock. In addition, four of the eight directors of the Company are also directors of MTI, including Steven R. Appleton, Chairman and Chief Executive Officer of MTI. So long as MTI continues to own a majority of the outstanding common stock of the Company, MTI will have the ability to control the outcome of matters requiring shareholder approval, including the election of directors, and generally will have the ability to control the management and certain financial and other affairs of the Company. Termination of certain of the Company's arrangements by MTI or MTI exercising its control in negotiating arrangements resulting in terms less favorable to the Company could adversely affect the Company's business and results of operations. In the event that MTI's ownership of the Company were to decrease below certain levels, certain of the Company's arrangements with MTI could terminate, which could have a material adverse effect on the Company's business and results of operations. See "Intellectual Property Matters" and "SpecTek Memory Products
Operation Dependence on Component Recovery Agreement."

  As a result of the level of MTI's ownership, only a limited percentage of common stock of the Company is traded in the public market, which limits the trading liquidity of the common stock of the Company and may limit the Company's ability to complete future equity financings. The sale on the open market of substantial amounts of shares of common stock of the Company currently held by MTI could adversely affect the prevailing market price of common stock of the Company. MTI's ability to sell shares of common stock of the Company, unless registered under the Securities Act of 1933, as amended (the "Securities Act"), is subject to volume and other restrictions pursuant to Rule 145 promulgated under the Securities Act.

 Dependence on Key Personnel

  The future success of the Company will depend, in part, on its ability to attract and retain key management, technical and sales and marketing personnel. The Company attempts to enhance its management and technical expertise by recruiting qualified individuals who possess desired skill sets and experience in certain targeted areas. There is competition for such personnel in the electronics industries, and the Company's inability to retain employees and attract and retain sufficient additional employees, particularly in the areas of information technology, engineering and technical support resources, could have a material adverse effect on the Company's business and results of operations. The Company does not currently maintain "key man" life insurance with respect to any of its employees. There can be no assurance that the Company will not lose key personnel or that the loss of any key personnel will not have a material adverse effect on the Company's business and results of operations.

 Government Regulation

  The Company is subject to a variety of federal, state, local and foreign laws and regulations, including, but not limited to, Federal Communications Commission regulations, governmental procurement regulations, import and export regulations, Federal Trade Commission regulations, securities regulations, environmental regulations, antitrust regulations, and labor regulations. Any failure by the Company to comply with such regulations in the past, present or future could subject the Company to liabilities and/or the suspension of its operations, which could have a material adverse effect on the Company's business and results of operations.

Personal Computer Systems

 Competition in the PC Industry

  The PC industry is highly competitive and has been characterized by intense pricing pressure, generally low gross margin percentages, rapid technological advances in hardware and software, frequent introduction of new products, and rapidly declining component costs. Competition in the PC industry is based primarily upon brand name recognition, performance, price, reliability and service and support. The Company's sales of PC systems has historically benefited from increased name recognition and market acceptance of the Company's PC systems, primarily resulting from the receipt by the Company of awards from trade publications recognizing the price and performance characteristics of Micron brand PC systems and the Company's service and support functions. As a result of PC industry standards, the Company and its competitors use many of the same components, typically from the same set of suppliers, which limits the Company's ability to technologically and functionally differentiate its products.
The Company competes with a number of PC manufacturers which sell their products primarily through direct channels, including Dell Computer, Inc. and Gateway 2000, Inc. The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation and Toshiba Corporation among others, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, retail stores and direct sales forces. In addition, the Company expects to face increased competition in the U.S. direct sales market from foreign PC suppliers and from foreign and domestic suppliers of PC products that decide to implement, or devote additional resources to, a direct sales strategy. In order to gain an increased share of the U.S. PC direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market. Many of the Company's PC competitors have greater brand name recognition, offer broader product lines, have substantially greater financial, technical, marketing and other resources than the Company and may benefit from component volume purchasing and product and process technology license arrangements that are more favorable in terms of pricing and availability than the Company's arrangements. The failure of the Company to compete effectively in the marketplace would have an adverse effect on the Company's business and results of operations.

  The Company believes that the rate of growth in worldwide sales of PC systems, particularly in the United States, where the Company sells a substantial majority of its PC systems, has declined and may remain below the growth rates experienced in recent years. Any general decline in demand or decline in the rate of increase in demand for PC systems could increase price competition and could have a material adverse effect on the Company's business and results of operations.

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

 Dependence on Key Sources of Supply

  The Company focuses on providing PC systems that feature components and software incorporating the latest technological developments in the PC industry, which components are periodically in short supply and are available from sole or a limited number of suppliers. As a result, the Company has experienced in the past, and expects to experience in the
future, shortages in the components used in its PC systems.    The
microprocessors used in the Company's PC systems are manufactured exclusively by Intel and, from time to time, the Company has been unable to obtain sufficient quantities of certain Intel microprocessors. In addition, a significant portion of the RAM components used in the Company's PC systems are supplied by MTI, and the Company generally relies on MTI to supply the latest memory densities and configurations available. The Company relies, to a certain extent, upon its suppliers' abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the PC industry. The Company's reliance on a limited number of suppliers and on a strategy of incorporating the latest technological developments into its PC systems involves several risks, including the possibility of shortages and/or increases in costs of components and software, and risk of reduced control over delivery schedules, which could have a material adverse effect on the Company's business and results of operations.

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

 NetFRAME Acquisition

  In the fourth quarter of fiscal 1997, the Company acquired all of the outstanding common stock of NetFRAME for $17.4 million in cash. NetFRAME develops and markets enterprise-class multiprocessor servers offering continuous availability and scalability while supporting industry standard software. The acquisition was accounted for as a purchase, and the purchase price was allocated to the net assets acquired, including identified intangible assets and in-process research and development based on their fair values. The Company is performing an ongoing evaluation regarding the nature and scope of the operations of NetFRAME as well as considering various short and long-term strategies as to whether and to what extent integration, reconfiguration or other modification of the Company's and NetFRAME's separate businesses is appropriate following the acquisition. There can be no assurance the integration, reconfiguration or other modification, if any, of NetFRAME will not have a material adverse affect on the Company's business and results of operations. In addition, there can be no assurance the Company will realize the anticipated benefits associated with the acquisition, including, but not limited to, retention of key personnel, acceptance of NetFRAME products in the market, increased purchasing power, manufacturing efficiencies, technology, intellectual property rights, increased market presence of a broader product offering and economies of providing certain administrative support functions.

 State Taxation

  During the third quarter of fiscal 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states. In association therewith, the Company is party to agreements with nearly all states which generally limit the liability of the Company, if any, for non-remittance of sales and use taxes prior to such agreements' effective dates. Management believes the resolution of any matters relating to the non-remittance of sales or use taxes prior to the balance sheet date will not have a material adverse effect on the Company's business and results of operations.

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

  The Company believes that the significant competitive factors in the contract manufacturing industry include service, quality, price, technology, location and the ability to offer flexible delivery schedules and deliver finished products on an expeditious and timely basis in accordance with customers' expectations. The Company may be at a disadvantage as to certain competitive factors when compared to manufacturers with greater resources than the Company, substantial offshore facilities or larger domestic facilities. While the Company recently began operation of its first foreign contract manufacturing facility, there can be no assurance that the Company's contract manufacturing operation will compete successfully in the future with regard to these factors. In order to remain competitive, the Company may be required to expand its contract manufacturing capacity and may be required to establish additional international operations. There can be no assurance that the Company will be successful in expanding its contract manufacturing operation on a timely and efficient basis, or at all. The failure to do so could have a material adverse effect on the Company's business and results of operations.

 Customer Concentration

  Revenue from the Company's top five contract manufacturing customers in 1997 was 74% of total contract manufacturing revenue compared to 69% and 58% in 1996 and 1995, respectively. Revenue from the Company's largest contract manufacturing customer represented 33% of the Company's total contract manufacturing revenue in 1997. Revenue from the Company's largest contract manufacturing customer in 1996 and 1995 represented 36% and 20%, respectively, of the Company's total contract manufacturing revenue. Contract manufacturing revenue from MTI was 5% of total contract manufacturing revenue in 1997 compared to 8% in 1996 and 13% in 1995. The Company expects to continue to experience a high degree of contract manufacturing customer concentration.

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

SpecTek Semiconductor Memory Products Operation

 Dependence on Component Recovery Agreement with MTI

  Historically, a substantial majority of the components used in the Company's SpecTek semiconductor memory products operation has been obtained from MTI. The Company and MTI are parties to a Component Recovery Agreement, effective as of August 30, 1996 (the "Component Recovery Agreement"), under which MTI is required to deliver to the Company all of the nonstandard DRAM components produced at MTI's semiconductor manufacturing operations. The Company's cost of such components generally is determined as one-half of the operating income generated from the Company's SpecTek sales of semiconductor memory products supplied by MTI. There can be no assurance that MTI will continue to produce adequate volumes of nonstandard DRAM components to maintain the Company's SpecTek semiconductor memory products operation at existing or historic levels.
The Component Recovery Agreement, which expires August 31, 2000, may be terminated earlier by MTI in the event that MTI's ownership of the Company falls below 30%. Expiration, termination or renegotiation of the Component Recovery Agreement could have a material adverse effect on the Company's business and results of operations. Changes in MTI's semiconductor manufacturing processes resulting in improvement of device yields and/or changes in the product mix or specifications of its memory components, or other changes or events at MTI adversely affecting its overall manufacturing output, could adversely affect the volume of nonstandard DRAM components supplied by MTI.

  Many semiconductor memory manufacturers are reluctant to sell nonstandard DRAM components because such components could compete with their full specification DRAM components for similar applications. In addition, some manufacturers are concerned that subsequent testing performed by a recovery operation could reveal proprietary data regarding manufacturing yields and processes. As a result, there can be no assurance that the Company will be able to obtain nonstandard DRAM components from semiconductor manufacturers in quantities sufficient to meet demand for the Company's SpecTek products. Any reduction in the availability or functionality of nonstandard DRAM components from the Company's suppliers could have a material adverse effect on the Company's business and results of operations.

 Pricing of DRAM Products

  Pricing for the Company's SpecTek semiconductor memory products fluctuates, to a large degree, based on industry-wide pricing for semiconductor memory products. The Company has experienced significant declines in the average selling prices of its SpecTek semiconductor memory products as industry-wide average selling prices for full specification semiconductor memory products experienced a sharp decline. The Company believes that such decline in average selling prices of semiconductor memory products was due primarily to changes in the balance of supply and demand for these commodity products, and the Company is unable to predict the impact of semiconductor memory product market dynamics in future periods. Due to increased market risk associated with holding purchased memory components in inventory, the Company has experienced in the past, and may experience in the future, losses from write downs of memory component inventories in periods of declining prices. Further declines in pricing for semiconductor memory products would likely result in declines in average selling prices of the Company's SpecTek semiconductor memory products, which could have a material adverse effect on the Company's business and results of operations.

Item 8.   Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

                                                               Page
                                                               ----

Financial Statements:
  Statements of Operations for the Fiscal Years Ended
     August 28, 1997, August 29, 1996 and August 31, 1995       31

  Balance Sheets as of August 28, 1997 and August 29, 1996      32

  Statements of Shareholders' Equity for the Fiscal Years
     Ended August 28, 1997, August 29, 1996 and August 31,
     1995                                                       33

  Statements of Cash Flows for the Fiscal Years Ended August
     28, 1997, August 29, 1996 and August 31, 1995              34

  Notes to Financial Statements                                 35

  Report of Independent Accountants                             48

Financial Statement Schedule:

  Schedule II Valuation and Qualifying Accounts for the Fiscal
     Years Ended August 28, 1997, August 29, 1996 and August
     31, 1995                                                   52

Micron Electronics, Inc.
Statements of Operations
(Amounts in thousands, except per share amounts)

Fiscal year ended           August 28, 1997   August 29, 1996   August 31, 1995
-------------------------------------------------------------------------------
Net sales                        $1,955,783        $1,764,920        $  999,999
Cost of goods sold                1,618,037         1,503,735           816,662
                                 ----------        ----------        ----------
Gross margin                        337,746           261,185           183,337
Selling, general and
  administrative                    191,667           152,937            74,951
Research and development              9,621             3,050             1,893
Restructuring charge                      -            29,200                 -
                                 ----------        ----------        ----------
Operating income                    136,458            75,998           106,493
Interest income, net                  7,896             3,639             1,983
                                 ----------        ----------        ----------
Income before taxes                 144,354            79,637           108,476
Income tax provision                 57,092            35,055            43,390
                                 ----------        ----------        ----------
Net income                       $   87,262        $   44,582        $   65,086
                                 ==========        ==========        ==========

Earnings per share                    $0.92             $0.48             $0.74


Number of shares used in per
  share calculation                  94,621            92,495            87,422



























The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Balance Sheets
(Dollars in thousands, except par value amounts)

As of                                         August 28, 1997   August 29, 1996
-------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                            $183,935          $115,839
Liquid investments                                     10,068                 -
Receivables                                           223,476           176,547
Inventories                                           115,501            69,863
Deferred income taxes                                  26,240            35,014
Other current assets                                    3,928             1,853
                                                     --------          --------
  Total current assets                                563,148           399,116

Property, plant and equipment, net                    191,536           129,192
Other assets                                            3,662             1,625
                                                     --------          --------
  Total assets                                       $758,346          $529,933
                                                     ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                $304,608          $247,044
Accrued licenses and royalties                         36,034            27,242
Current debt                                           18,622             3,064
                                                     --------          --------
  Total current liabilities                           359,264           277,350

Long-term debt                                         20,019            18,233
Deferred income taxes                                      86             2,436
Other liabilities                                      13,406             3,454
                                                     --------          --------
  Total liabilities                                   392,775           301,473
                                                     --------          --------

Commitments and contingencies

Common stock, $.01 par value, authorized
  150.0 million shares; issued and outstanding
  95.6 million and 92.5 million shares,
  respectively                                            956               925
Additional capital                                    120,108            69,392
Retained earnings                                     245,139           158,143
Cumulative foreign currency translation adjustment       (632)                -
                                                     --------          --------
  Total shareholders' equity                          365,571           228,460
                                                     --------          --------
  Total liabilities and shareholders' equity         $758,346          $529,933
                                                     ========          ========











The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Statements of Shareholders' Equity
(Dollars and shares in thousands)

Fiscal year ended           August 28, 1997   August 29, 1996   August 31, 1995
                           Shares    Amount  Shares    Amount  Shares    Amount
-------------------------------------------------------------------------------

COMMON STOCK
MCI Class A:
  Balance at beginning
    of year                                                       988  $     79
  Purchase and retirement
    of stock                                                      (16)       (1)
  Merger transaction                                             (972)      (78)
                                                               ------  --------
  Balance at end of year                                            -  $      -
                                                               ======  ========
Class B:
  Balance at beginning
    of year                                                       470  $    286
  Stock sold                                                        7        67
  Purchase and retirement
    of stock                                                      (90)      (55)
  Merger transaction                                             (387)     (298)
                                                               ------  --------
  Balance at end of year                                            -  $      -
                                                               ======  ========

MCMS:
  Balance at beginning
    of year                                                     1,849  $    185
  Merger transaction                                           (1,849)     (185)
                                                               ------  --------
  Balance at end of year                                            -  $      -
                                                               ======  ========

MEI:
  Balance at beginning
    of year                92,473  $    925  91,431  $    914       -  $      -
  Stock sold                3,135        31     136         1       -         -
  Stock award                   -         -     151         2       -         -
  Purchase and retirement
    of stock                 (127)       (1)   (238)       (2)    (16)        -
  Stock options                74         1     993        10      84         1
  Merger transaction            -         -       -         -  91,363       913
                           ------  --------  ------  --------  ------  --------
  Balance at end of year   95,555  $    956  92,473  $    925  91,431  $    914
                           ======  ========  ======  ========  ======  ========
ADDITIONAL CAPITAL
Balance at beginning
  of year                          $ 69,392          $ 58,613          $ 14,662
Stock sold                           49,895             1,283                 -
Stock award                               -             1,298                 -
Purchase and retirement
  of stock                             (108)             (156)              (11)
Stock options                           713               997               464
Tax effect of stock
  purchase plans                        216             7,357               710
Merger transaction                        -                 -            42,788
                                   --------          --------          --------
Balance at end of year             $120,108          $ 69,392          $ 58,613
                                   ========          ========          ========

RETAINED EARNINGS
Balance at beginning
  of year                          $158,143          $114,136          $ 52,957
Purchase and retirement
  of stock                             (266)             (575)             (824)
Merger transaction                        -                 -            (3,083)
Net income                           87,262            44,582            65,086
                                   --------          --------          --------
Balance at end of year             $245,139          $158,143          $114,136
                                   ========          ========          ========


The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Statements of Cash Flows
(Amounts in thousands)

Fiscal year ended           August 28, 1997   August 29, 1996   August 31, 1995
-------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING
  ACTIVITIES
Net income                        $  87,262         $  44,582         $  65,086
Adjustments to reconcile net
 income to net cash provided
 by operating activities
   Depreciation and amortization     35,399            22,226            13,158
   Write-off of purchased
     in-process research and
     development                      3,938                 -                 -
   Restructuring charge                   -            29,200                 -
   Changes in assets and
     liabilities, net of
     acquisition and merger
     transaction:
      Receivables                   (41,608)          (48,478)          (56,049)
      Inventories                   (37,077)            8,382           (34,052)
      Deferred income taxes          15,797           (14,382)           (3,634)
      Accounts payable and
        accrued expenses             59,111            66,592            62,377
      Accrued licenses and
        royalties                     8,793             9,165            14,411
      Other                          (1,501)              525              (942)
                                  ---------         ---------         ---------
Net cash provided by operating
  activities                        130,114           117,812            60,355

CASH FLOWS FROM INVESTING
  ACTIVITIES
Expenditures for property, plant
  and equipment                    (105,752)          (90,122)          (39,585)
Proceeds from sales of property,
  plant and equipment                 3,913             6,354               528
Purchases of available-for-sale
  and held-to-maturity
  investment securities             (10,073)                -            (3,165)
Proceeds from maturities of
  investment securities                   -                 -             5,400
Acquisition of NetFRAME, net of
  cash acquired                     (16,068)                -                 -
Cash acquired in merger
  transaction                             -                 -            14,060
Other                                  (915)               21              (439)
                                  ---------         ---------         ---------
Net cash used for investing
  activities                       (128,895)          (83,747)          (23,201)

CASH FLOWS FROM FINANCING
  ACTIVITIES
Proceeds from debt                   21,799            42,770                 -
Repayments of debt                   (4,874)          (31,969)           (1,022)
Proceeds from issuance of common
  stock                              50,640             2,300               398
Purchase and retirement of stock       (375)             (733)             (891)
Other                                  (313)                -            (1,281)
                                  ---------         ---------         ---------
Net cash provided by (used for)
  financing activities               66,877            12,368            (2,796)
                                  ---------         ---------         ---------
Net increase in cash and cash
  equivalents                        68,096            46,433            34,358
Cash and cash equivalents at
  beginning of year                 115,839            69,406            35,048
                                  ---------         ---------         ---------
Cash and cash equivalents at end
  of year                         $ 183,935         $ 115,839         $  69,406
                                  =========         =========         =========

SUPPLEMENTAL DISCLOSURES
Income taxes paid                 $  50,997         $  36,076         $  45,277
Interest paid, net of amounts
  capitalized                           776               253               412
Noncash investing and financing
  activities:
   Reclassification of current
     liabilities to non-current
     liabilities                      9,600             3,768                 -
   Assets acquired, net of cash
     and liabilities assumed,
     in merger transaction                -                 -            25,998

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Notes to Financial Statements
(Tabular amounts in thousands)


SIGNIFICANT ACCOUNTING POLICIES

  Business:   Micron Electronics, Inc. and its subsidiaries manufacture
electronic products and provide services for a wide range of computer and digital applications. The Company is a leading provider of PC systems through the direct sales channel in the United States and develops, markets, manufactures and supports PC systems for consumer, business, government and educational use. In addition, the Company is a supplier of multi-processor network servers for enterprise, remote office and distributed computing environments under the NetFRAME brand name. The Company's contract manufacturing operation, Micron Custom Manufacturing Services, Inc. ("CMS"), specializes in the design, assembly and test of custom complex printed circuit boards, memory modules and system level products for original equipment manufacturers. The Company's SpecTek semiconductor memory products operation processes and markets various grades of memory products under the SpecTek brand name. The contract manufacturing and semiconductor memory products operations sell a significant amount of products and services to original equipment manufacturers in diverse areas of the electronics industry.

  Basis of presentation:   The financial statements include the accounts of
Micron Electronics, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year is the 52 or 53 week period ending on the Thursday closest to August 31. As of August 28, 1997, the Company was 64% owned by Micron Technology, Inc. ("MTI").

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

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Although actual results could differ from those estimates, management believes its estimates are reasonable.

  Revenue recognition:   Revenue from product sales to customers is
generally recognized upon shipment. A provision for estimated sales returns is recorded in the period in which the sales are recognized. The Company defers recognition of sales to distributors with certain return privileges until the distributors have sold the products.

  Earnings per share:   Earnings per share is computed using the weighted
average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect. All historical per share amounts have been restated to reflect the effect of the merger transaction (see "The MEI Merger").

  Financial instruments:   Cash equivalents include highly liquid short-
term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash equivalents, liquid investments, receivables, other assets, accounts payable and accrued expenses and debt are considered by the Company to be reasonable approximations of their fair values, based on information available to management as of August 28, 1997. The use of different assumptions could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential taxes or other expenses that would be incurred in an actual settlement.

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands, except per share amounts)


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

  Property, plant and equipment:   Property, plant and equipment, including
software, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 30 years for buildings and 2 to 5 years for equipment.

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

  Foreign currency:   The Company uses the U.S. Dollar as its functional
currency, except for its operations in Japan and Malaysia. The assets and liabilities of the Company's Japanese and Malaysian operations are translated into U.S. Dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate transaction gains and losses included in the determination of net income are not material for any period presented.

  Recently issued accounting standards:   In February 1997, the Financial
Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and interpretations thereof, and makes them comparable to international earnings per share standards. This statement is expected to be adopted by the Company effective in its second quarter of fiscal 1998. The Company does not expect earnings per share as calculated under SFAS 128 to be materially different than calculated under the Company's existing methodology.

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands, except per share amounts)

THE MEI MERGER

  On April 7, 1995, Micron Computer, Inc. ("MCI") and the former Micron Custom Manufacturing Services, Inc. ("MCMS"), then subsidiaries of MTI, merged with and into ZEOS International, Ltd. ("ZEOS") (the "MEI Merger"). Pursuant to the terms of the MEI Merger, ZEOS issued 82.5 million shares of its common stock in exchange for all of the outstanding shares of MCI and MCMS, and the name of the surviving corporation was changed to Micron Electronics, Inc. The MEI Merger resulted in a change of control of 89% of ZEOS wherein, assuming exercise of all options outstanding at the time of the MEI Merger, (a) MTI owned an approximate 79% interest in the Company, and (b) the other shareholders of MCI and MCMS owned an approximate 10% interest in the Company. The MEI Merger was accounted for as a purchase of ZEOS by MCI and MCMS. A new basis of accounting was established for the assets and liabilities of ZEOS to the extent of the change of control. The new basis reflects the allocation of the $39.1 million basis to the ZEOS assets and liabilities on the basis of their fair values. Goodwill of $14.6 million was recorded to the extent the purchase price exceeded the fair value of the identifiable net assets for which a change of control occurred. Goodwill was being amortized on a straight line basis over three years. In the second quarter of fiscal 1996, the remaining goodwill was written off in connection with a restructuring charge recorded by the Company (see "Restructuring Charge").

  The Company's fiscal year is a 52 or 53 week period ending on the Thursday closest to August 31, which was the fiscal year of MCI and MCMS. Subsequent to the MEI Merger, the financial statements of the Company reflect the consolidated results of operations, financial position and cash flows of the Company, based on the new basis of accounting for the assets and liabilities of ZEOS and the historical cost bases for the assets and liabilities of MCI and MCMS. Prior to the MEI Merger, the financial statements of the Company include only the combined results of operations, financial position and cash flows of MCI and MCMS.


ACQUISITION OF NETFRAME SYSTEMS INCORPORATED

  In the fourth quarter of fiscal 1997, the Company acquired all of the outstanding common stock of NetFRAME Systems Incorporated ("NetFRAME") for $17.4 million in cash. NetFRAME develops and markets enterprise-class multiprocessor servers offering continuous availability and scalability while supporting industry standard software. The acquisition was accounted for as a purchase, and the purchase price was allocated to the net assets acquired, including identified intangible assets and in-process research and development, based on their fair values. The Company's results of operations for 1997 include the results of operations of NetFRAME since the July 18, 1997 acquisition date.

  The fair value of NetFRAME's technology was determined by an independent appraiser through an analysis using a risk adjusted cash flow model, under which estimated future cash flows derived from the technology or products incorporating the technology were discounted taking into account risks related to existing and future markets and assessment of the life expectancy of such technology. Technology was segregated into that which was determined to be completed (those currently technologically feasible but that may require adjustments or relatively minor enhancements) and in process (technologies that require additional research and development efforts to reach technological feasibility). The analysis resulted in the allocation of $0.8 million of purchase price to completed technology, which was capitalized and is being amortized using the straight-line method over the estimated useful life of 30 months. In-process research and development was valued by an independent appraiser using the same methodology as completed technology. Estimated future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability, work required to establish feasibility, and to the completion of products that will ultimately be marketed by the Company. The analysis resulted in the allocation of $3.9 million of purchase price to in-process research and development. In management's opinion, the acquired in-process research and development had not yet reached a stage where feasibility, delivery or product features were certain at July 18, 1997 and had no alternative future use. As a result, acquired in-process research and development was charged to expense during the fourth quarter of fiscal 1997. Additionally, $0.6 million of purchase price was allocated to other identified intangible assets, which were capitalized and are being amortized using the straight-line method over the estimated useful lives of 30 months.

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands, except per share amounts)


  The following unaudited pro forma information reflects the results of the Company's operations for the years ended August 28, 1997 and August 29, 1996 as if the acquisition of NetFRAME had occurred at the beginning of fiscal 1997 and at the beginning of fiscal 1996, after giving effect to certain adjustments, including amortization of acquired technology, depreciation and related income tax effects. The pro forma adjustments exclude the effect of the nonrecurring charge of $3.9 million for purchased in-process research and development recorded by the Company in fiscal 1997 following consummation of the acquisition. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of fiscal 1997 or at the beginning of fiscal 1996 or operating results which may occur in the future.

  Fiscal year ended                           August 28, 1997   August 29, 1996
  -----------------------------------------------------------------------------
  Pro forma:
    Net sales                                      $2,004,279        $1,832,943
    Gross margin                                      346,713           297,550
    Net income                                         65,093            40,304
    Earnings per share                                   0.69              0.44

RESTRUCTURING CHARGE

  In February 1996, the Company adopted a plan to discontinue the manufacture and sale of ZEOS brand PC systems and to close the related manufacturing operations in Minneapolis, Minnesota. As a result, the Company recorded a restructuring charge of $29.2 million ($22.4 million, or $0.24 per share, net of taxes) in fiscal 1996. The restructuring charge included $14.5 million related to the disposition of inventory of discontinued product lines, the write-off of $11.4 million of goodwill which resulted from the MEI Merger, $1.1 million for other asset write-downs, $0.6 million related to personnel costs and $1.6 million related to other exit costs.


INVESTMENT SECURITIES

                                              August 28, 1997   August 29, 1996
-------------------------------------------------------------------------------
Held to maturity investment securities,
  at amortized cost:
   Commercial paper                                 $  72,685         $  30,437
   State and local government                          45,235            24,650
   U.S. Government agency                              39,257             7,813
   Bankers' acceptances                                 3,767            11,976
                                                    ---------         ---------
                                                      160,944            74,876
Less cash equivalents                                (150,876)          (74,876)
                                                    ---------         ---------
Liquid investments                                  $  10,068         $       -
                                                    =========         =========

  Securities classified as held-to-maturity have remaining maturities within one year.

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands, except per share amounts)


RECEIVABLES

                                              August 28, 1997   August 29, 1996
-------------------------------------------------------------------------------
Trade receivables                                    $228,220          $171,820
Receivables from affiliates, net                        4,227             2,526
Income taxes recoverable from MTI                       1,377             5,147
Other                                                   4,341             7,363
Allowance for doubtful accounts                        (7,556)           (8,221)
Allowance for returns and discounts                    (7,133)           (2,088)
                                                     --------          --------
                                                     $223,476          $176,547
                                                     ========          ========


INVENTORIES

                                              August 28, 1997   August 29, 1996
-------------------------------------------------------------------------------
Raw materials and supplies                           $ 81,505          $ 45,949
Work in progress                                       11,601            13,239
Finished goods                                         22,395            10,675
                                                     --------          --------
                                                     $115,501          $ 69,863
                                                     ========          ========


PROPERTY, PLANT AND EQUIPMENT

                                              August 28, 1997   August 29, 1996
-------------------------------------------------------------------------------
Land                                                 $  1,639          $  1,639
Buildings                                              44,403            17,647
Equipment and software                                167,413           120,393
Assets in progress                                     42,586            35,398
                                                     --------          --------
                                                      256,041           175,077
Less accumulated depreciation and amortization        (64,505)          (45,885)
                                                     --------          --------
                                                     $191,536          $129,192
                                                     ========          ========

  During the third quarter of fiscal 1996, the Company purchased approximately 30 acres of land adjacent to its PC manufacturing operations from a director of the Company and a third party for approximately $575,000.


ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                              August 28, 1997   August 29, 1996
-------------------------------------------------------------------------------
Trade accounts payable                               $237,066          $157,350
Payable to affiliates                                  10,971            25,829
Salaries, wages and benefits                           26,006            16,168
Income taxes payable                                    2,193            14,526
Income taxes payable to MTI                                 -             1,300
Equipment contracts payable                             2,139             7,955
Accrued warranty                                       12,988             7,905
Other                                                  13,245            16,011
                                                     --------          --------
                                                     $304,608          $247,044
                                                     ========          ========

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands, except per share amounts)


DEBT
                                              August 28, 1997   August 29, 1996
-------------------------------------------------------------------------------
Notes payable in periodic installments
  through September 2001, weighted average
  interest rate of 7.52% and 7.52%, respectively     $ 22,644          $ 21,261
Capitalized lease obligations payable in
  monthly installments through June 2000,
  interest rate of 7.28% and 7.18%, respectively        5,881                36
Amounts outstanding under revolving loan
  agreement, due June 1998, variable interest of
  0.90% at August 28, 1997                              9,283                 -
Amounts outstanding under revolving loan
  agreement, due May 1998, variable interest of
  7.63% at August 28, 1997                                833                 -
                                                     --------          --------
                                                       38,641            21,297
Less current portion                                  (18,622)           (3,064)
                                                     --------          --------
                                                     $ 20,019          $ 18,233
                                                     ========          ========

  The Company has an unsecured credit agreement, expiring June 2000, with a group of financial institutions providing for borrowings totaling $130.0 million. As of August 28, 1997, the Company was eligible to borrow the full amount under the agreement, but had no borrowings outstanding. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company.

  During the fourth quarter of fiscal 1997, the Company's wholly-owned subsidiary, Micron Electronics Japan K.K., entered into an unsecured revolving credit facility with a financial institution, expiring June 1998, providing for borrowings of up to 1.5 billion Japanese yen (US$12.7 million at August 28, 1997). As of August 28, 1997, there was US$9.3 million outstanding under the agreement.

  During the third quarter of fiscal 1997, the Company's wholly-owned subsidiary, CMS, entered into a revolving loan agreement with a financial institution, expiring May 2007, providing for borrowings of up to $15.0 million and subject to certain financial and other covenants. Amounts outstanding under the agreement are collateralized by certain real property. Under the terms of the agreement, the amount available to CMS decreases by $1.0 million per year beginning May 1998. As of August 28, 1997, CMS was eligible to borrow the full amount under the agreement and had $0.8 million outstanding.

  Certain of the Company's notes payable are collateralized by equipment with a total cost of $44.9 million and accumulated depreciation of $6.1 million as of August 28, 1997. Equipment under capital leases, and accumulated amortization thereon, were $6.4 million and $0.4 million, respectively, as of August 28, 1997. Maturities of debt are as follows:


                                                           Revolving
                                        Notes    Capital      Credit
     Fiscal year                      Payable     Leases  Agreements
     ---------------------------------------------------------------
     1998                            $  6,577   $  2,376    $ 10,116
     1999                               6,345      2,360           -
     2000                               4,824      1,770           -
     2001                               4,806          -           -
     2002                                  92          -           -
     Less interest                          -       (625)          -
                                     --------   --------    --------
                                     $ 22,644   $  5,881    $ 10,116
                                     ========   ========    ========

  Interest income is net of approximately $1,075,000, $176,000 and $426,000 of interest expense in 1997, 1996 and 1995, respectively. Construction period interest of approximately $981,000, $326,000 and $119,000 was capitalized in 1997, 1996 and 1995, respectively.

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands, except per share amounts)


STOCK PURCHASE AND INCENTIVE PLANS

  The Company's 1995 Stock Option Plan provides for the granting of incentive and nonstatutory stock options. As of August 28, 1997, there were 5,000,000 shares of common stock reserved for issuance under the plan.
The Company's Board of Directors has approved reserving an additional 5,000,000 shares of common stock for the plan, subject to shareholder approval.
Exercise prices of the incentive and nonstatutory stock options have generally been 100% and 85%, respectively, of the fair market value of the Company's common stock on the date of grant. Options are granted subject to terms and conditions determined by the Board of Directors, and generally are exercisable in increments of 20% for each year of employment beginning one year from date of grant and generally expire six years from date of grant. ZEOS had a stock option plan prior to the MEI Merger for which granting of options was suspended after the MEI Merger.

  The Company's 1995 Employee Stock Purchase Plan allows eligible employees of the Company to purchase shares of common stock through payroll deductions. The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each six month offering period and are restricted from resale for a period of one year from the date of purchase. Purchases are limited to 20% of an employee's eligible compensation. A total of 2,500,000 shares are reserved for issuance under the plan, of which approximately 271,000 shares had been issued as of August 28, 1997.

  Option activity under the Company's option plans are summarized as follows (amounts in thousands, except per share amounts):

                       August 28,       Weighted  August 29,       Weighted  August 31,       Weighted
  Fiscal year ended          1997  Average Price        1996  Average Price        1995  Average price
  ----------------------------------------------------------------------------------------------------
  Outstanding at
    beginning of year       1,908         $13.70       1,795         $ 8.22           -         $    -
  Granted                   1,926          19.90       1,294          12.11         747          18.06
  Merger transaction            -              -           -              -       1,140           1.43
  Exercised                   (75)          9.49        (992)          1.02         (84)          3.93
  Terminated or canceled     (200)         16.52        (189)         17.35          (8)          3.80
                            -----                      -----                      -----
  Outstanding at end of
    year                    3,559          16.98       1,908          13.70       1,795           8.22
                            =====         ======       =====         ======       =====         ======
  Exercisable at end
    of year                   473         $14.45         172         $13.84         884         $ 0.88
                            =====         ======       =====         ======       =====         ======
  Available for future
    grants                  1,416                      3,141                      4,253
                            =====                      =====                      =====

  The following table summarizes information about the Company's stock options outstanding as of August 28, 1997 (amounts in thousands, except per share amounts):

                      Options Outstanding                                   Options Exercisable
   -----------------------------------------------------------         -----------------------------
                                     Weighted
                                      Average         Weighted                              Weighted
          Range of        Number    Remaining          Average              Number           Average
   Exercise Prices   Outstanding         Life   Exercise Price         Exercisable    Exercise Price
   ---------------   -----------   ----------   --------------         -----------    --------------
       below $5.00            20   1.25 years            $3.00                  20             $3.00
      $5.00-$10.00            11   4.58 years             9.43                   4              9.39
     $10.01-$15.00         1,119   4.69 years            11.85                 202             11.56
     $15.01-$20.00         1,658   5.04 years            18.39                 243             17.73
      above $20.00           751   5.38 years            22.02                   4             23.83

  In December 1994, ZEOS awarded shares of its common stock to certain of its employees subject to their continued employment as of January 1, 1996. Compensation expense was recognized over the vesting period based upon the fair market value of the stock at the date of award. To satisfy this award, the Company issued approximately 151,000 shares of the Company's common stock in January 1996.

  The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees."

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands, except per share amounts)


  The fair value of options at date of grant was estimated using the Black-Scholes options pricing model. The weighted average assumptions and resulting fair values at date of grant for options granted during 1997 and 1996 follow:

                                             Stock Option        Employee Stock
                                              Plan Shares  Purchase Plan Shares
                                          1997       1996       1997       1996
-------------------------------------------------------------------------------
  Assumptions:
     Expected life                   3.5 years  3.5 years  0.5 years  0.5 years
     Risk-free interest rate              6.2%       5.9%       5.0%       5.1%
     Expected volatility                 70.0%      70.0%      70.0%      70.0%
     Dividend yield                       0.0%       0.0%       0.0%       0.0%

  Weighted average fair values:
     Exercise price equal to market
       price                            $10.68      $6.50          -          -
     Exercise price less than market
       price                             11.41       6.61      $5.39      $3.68

  Stock based compensation costs would have reduced pretax income by $6.5 million and $1.3 million in 1997 and 1996, respectively ($4.0 million and $0.8 million and $0.04 and $0.01 per share, respectively, net of taxes), if the fair values of all options granted during 1997 and 1996 had been recognized as compensation expense on a straight-line basis over the vesting period of the grants. The pro forma effect on net income for 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.


RETIREMENT PLAN

  The Company has a 401(k) retirement plan (the "RAM Plan") in which substantially all employees participate. Under the RAM Plan, which is administered by MTI, employees may contribute from 2% to 16% of eligible pay to various savings alternatives. The RAM Plan provides for an annual match by the Company of the first $1,500 of eligible employee contributions and for additional contributions by the Company based on the Company's financial performance. The Company's expense pursuant to the RAM Plan was approximately $4,311,000, $3,051,000 and $1,062,000 in 1997, 1996 and 1995,
respectively.

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands, except per share amounts)


TRANSACTIONS WITH AFFILIATES

  Fiscal year ended         August 28, 1997   August 29, 1996   August 31, 1995
  -----------------------------------------------------------------------------
  Net sales                        $ 26,791          $ 46,579          $ 32,417
  Inventory purchases                82,337           198,753           177,402
  Component recovery agreement
    expenses                         44,534                 -                 -
  Revenue sharing expenses                -            49,645            72,889
  Administrative services and
    other expenses                      934             1,680               917
  Property, plant and equipment
    purchases                           930               574             5,647
  Property, plant and equipment
    sales                               575                 9                 -
  Construction management services      749               940               112

  Revenue sharing expense is a component of cost of goods sold and reflects expenses incurred under a revenue sharing agreement, wherein, for the nonstandard semiconductor components supplied by MTI, the Company paid MTI an amount equal to one-half the price realized from sales of such components.

  During the fourth quarter of fiscal 1996, the Company entered into a new component recovery agreement with MTI, effective August 30, 1996 and expiring August 31, 2000. The new agreement replaces the revenue sharing agreement. Pursuant to the component recovery agreement, the Company generally will pay to MTI an amount equal to one-half of the operating income generated from sales of such components.


COMMITMENTS

  As of August 28, 1997, the Company had commitments of $28.2 million for equipment purchases and $4.1 million for construction of buildings. In addition, the Company is required to make minimum royalty payments under certain agreements and periodically enters into purchase commitments with certain suppliers.

  The Company leases various office and production facilities and certain other property and equipment, under operating lease agreements expiring through 2003, with renewals thereafter at the option of the Company. Future minimum lease payments total approximately $14,296,000 and are as follows: $3,940,000 in 1998, $3,306,000 in 1999, $3,057,000 in 2000,
$2,457,000 in 2001 and $1,536,000 in 2002.

  Rental expense was approximately $3,620,000, $2,405,000 and $1,026,000 in 1997, 1996 and 1995, respectively.

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands, except per share amounts)


INCOME TAXES

  The Company was included in the consolidated U.S. federal income tax return of MTI until June 1996, at which time the Company became a separate taxpayer. For all periods presented, the provision for income taxes is computed as if the Company were a separate taxpayer, and consists of the following:

  Fiscal year ended         August 28, 1997   August 29, 1996   August 31, 1995
  -----------------------------------------------------------------------------
  Current:
     U.S. federal                  $ 34,722          $ 44,128          $ 38,548
     State                            6,573             5,309             7,691
                                   --------          --------          --------
                                     41,295            49,437            46,239
                                   --------          --------          --------

  Deferred:
     U.S. federal                    13,625           (11,923)             (570)
     State                            2,172            (2,459)           (2,279)
                                   --------          --------          --------
                                     15,797           (14,382)           (2,849)
                                   --------          --------          --------
  Income tax provision             $ 57,092          $ 35,055          $ 43,390
                                   ========          ========          ========

  The tax benefit associated with nonstatutory stock options and disqualifying dispositions by employees of shares issued under the Company's and MTI's stock plans reduced taxes payable by approximately $216,000, $7,357,000 and $710,000 for 1997, 1996 and 1995, respectively.
Such benefits are credited to additional capital.

  A reconciliation between the income tax provision and income tax computed using the federal statutory rate follows:

  Fiscal year ended         August 28, 1997   August 29, 1996   August 31, 1995
  -----------------------------------------------------------------------------

  U.S. federal income tax at
    statutory rate                 $ 50,524          $ 27,873          $ 37,967
  State taxes, net of federal
    benefit and state tax credits     4,777             2,254             4,592
  In-process research and
    development                       1,378                 -                 -
  Goodwill                                -             4,935               776
  Other                                 413                (7)               55
                                   --------          --------          --------
                                   $ 57,092          $ 35,055          $ 43,390
                                   ========          ========          ========

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands, except per share amounts)


  Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at enacted tax rates. Deferred income tax assets totaled approximately $38,750,000 and $38,903,000 and liabilities totaled approximately
$12,596,000 and $6,325,000 at August 28, 1997 and August 29, 1996,
respectively. The tax effects of temporary differences and carryforwards which give rise to the net deferred tax assets are as follows:

  As of                                       August 28, 1997   August 29, 1996
  -----------------------------------------------------------------------------
  Current deferred tax asset:
     Receivables                                      $ 3,885           $ 3,217
     Inventories                                        4,724             4,155
     Accrued compensation                               1,959             4,928
     Accrued licenses and royalties                     8,085             9,107
     Net operating loss carryforwards                     640             2,619
     Accrued expenses                                   6,768             7,472
     Other                                                179             3,516
                                                      -------           -------
                                                       26,240            35,014
                                                      -------           -------

  Noncurrent deferred tax asset (liability):
     Property, plant and equipment                     (5,443)           (2,093)
     Net operating loss carryforwards                   4,813               333
     Accrued license and royalties                        278             1,956
     Other                                                266            (2,632)
                                                      -------           -------
                                                          (86)           (2,436)
                                                      -------           -------
  Total net deferred taxes                            $26,154           $32,578
                                                      =======           =======

  Deferred tax assets of approximately $9,373,000 were recorded in 1997 in connection with the acquisition of NetFRAME. The Company has federal operating loss carryforwards of $15.1 million (including $11.8 million as a result of the NetFRAME acquisition) that expire beginning in 2006 and state operating loss carryforwards of $4.9 million (including $3.9 million as a result of the NetFRAME acquisition) that expire beginning in 2000. The use of pre-acquisition operating losses and tax credit carryforwards are subject to limitations imposed by the Internal Revenue Code. To the extent the amount of NetFRAME's operating loss and tax credit carryforwards available to offset future taxable income were statutorily limited, no deferred tax asset was established.


EXPORT SALES

  Export sales were approximately $143,446,000, $181,371,000 and $76,686,000 in 1997, 1996 and 1995, respectively.

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands, except per share amounts)


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

  During the third quarter of fiscal 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states. In association therewith, the Company is party to agreements with nearly all states which generally limit the liability of the Company, if any, for non-remittance of sales and use taxes prior to such agreements' effective dates. Management believes the resolution of any matters relating to the non-remittance of sales or use taxes prior to the balance sheet date will not have a material adverse effect on the Company's business and results of operations.

  The Company is currently a party to various legal actions arising out of the normal course of business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

Micron Electronics, Inc.
Quarterly Financial Information
 (Tabular amounts in thousands, except per share amounts)


                                     Fourth       Third      Second       First
                                    Quarter     Quarter     Quarter     Quarter
  -----------------------------------------------------------------------------
  1997
     Net sales                     $513,097    $511,394    $510,274    $421,018
     Gross margin                    86,099      79,582      91,615      80,450
     Net income                      14,955      19,656      27,839      24,812
     Earnings per share                0.16        0.20        0.30        0.27

  1996
     Net sales                     $457,401    $412,322    $456,619    $438,578
     Gross margin                    94,892      58,571      49,010      58,712
     Net income (loss)               26,448      14,075     (12,556)     16,615
     Earnings (loss) per share         0.29        0.15       (0.14)       0.18

  In the fourth quarter of fiscal 1997, the Company acquired NetFRAME Systems Incorporated. As a result, the Company's results of operations for the fourth quarter of fiscal 1997 were adversely affected by $6.4 million, or $.07 per share, which includes the operating losses of NetFRAME since the July 18, 1997 acquisition date and a one-time charge of $3.9 million, or $0.04 per share, for the write-off of purchased in-process research and development. See "Acquisition of NetFRAME Systems Incorporated."

  In the fourth quarter of fiscal 1996, the Company recorded certain adjustments increasing pre-tax income by $4.0 million, and net income by $2.5 million or $.03 per share. The adjustments include a benefit to cost of goods sold of $13.0 million related to revisions of estimates for product and process technology costs and an accrual, included in selling, general and administrative expense, of $9.0 million related to revisions of estimates for selling costs associated with sales of PC systems.

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

Micron Electronics, Inc.
Report of Independent Accountants




The Shareholders and Board of Directors
 Micron Electronics, Inc.

  We have audited the financial statements and financial statement schedule of Micron Electronics, Inc. listed in the index on page 30 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micron Electronics, Inc., as of August 28, 1997 and August 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended August 28, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                   /s/ Coopers & Lybrand L.L.P.


Boise, Idaho
September 22, 1997

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.


PART III


Item 10.   Directors and Executive Officers of the Registrant

Item 11.   Executive Compensation

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Item 13.   Certain Relationships and Related Transactions

  Certain information concerning the Registrant's executive officers and directors is included under the caption "Officers and Directors of the Registrant" included in PART I, Item 1 of this report. Other information required by Items 10, 11, 12 and 13 will be contained in the registrant's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after August 28, 1997, and is incorporated herein by reference.

PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following are filed as a part of this report:

  Financial statements and financial statement schedules see "Item 8. Financial Statements and Supplementary Data."

  Exhibit                          Description

  2.1       Agreement of Merger, dated as of October 30, 1994, as amended by the first amendment thereto, dated as of December 13, 1994, by and among ZEOS, MCI and MCMS (1)
  2.2       Articles of Merger, dated April 7, 1995, by and among ZEOS, MCI and MCMS (2)
  3.1       Articles of Incorporation of Registrant, as amended (3)
  3.2       Bylaws of the Registrant, as amended
  10.35     1995 Stock Option Plan (4)
  10.36     1995 Employee Stock Purchase Plan (4)
  10.37     Amended and Restated Executive Bonus Plan (6)
  10.38     Form of Indemnification Agreement between the Registrant and its officers and directors (5)
  10.39     Form of Six-Month Termination Agreements for certain officers of the Registrant (5)
  10.42     Component Recovery Agreement, dated August 14, 1996, between the Company and Micron Technology, Inc., as amended
  10.43     Credit Agreement, dated June 27, 1997, between the Company and certain financial institutions named therein
  10.44     Form of Twelve-Month Termination Agreements for certain
              officers of the Registrant
  10.45     Form of Twenty-four-Month Termination Agreements for certain officers of the Registrant
  11        Computation of Per Share Earnings
  21        Subsidiaries of the Registrant
  23        Consent of Independent Accountants
  27        Financial Data Schedule
__________
  (1)       Incorporated by reference to Registration Statement on Form S-4
              (File No. 33-90212), as declared effective on March 13, 1995
  (2)       Incorporated by reference to Current Report on Form 8-K, dated
              April 7, 1995
  (3)       Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 1995
  (4)       Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended June 1, 1995
  (5)       Incorporated by reference to Annual Report on Form 10-K, as amended for the fiscal year ended August 31, 1995
  (6)       Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 29, 1997

(b)  Reports on Form 8-K:

  On July 18, 1997, the Company filed a report on Form 8-K announcing the acquisition of 63% of the outstanding shares of common stock of NetFRAME Systems Incorporated.

  On July 29, 1997, the Company filed a report on Form 8-K announcing the appointment of Gregory D. Stevenson as President of the Company.

  Micron, Micron Electronics, AutoPlay, ClusterServer, ClusterSystem,
Micron Advantage, Micron Samurai, Notebooks Now!, Powerdigm, SpecTek, TransPort and Vetix are trademarks of the Company, and ClientPro, Computers Now!, Millennia, NetFRAME and ZEOS are registered trademarks of the Company. Micron Power is a service mark of the Company. Pentium is a registered trademark and MMX is a trademark of Intel Corporation. Microsoft and Windows NT are registered trademarks of Microsoft Corporation. All other product names appearing herein are for identification purposes only and may be trademarks of their respective companies.

                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Nampa, State of Idaho, on the 1st day of October, 1997.

                                   Micron Electronics, Inc.

                                   /s/  T. Erik Oaas
                                   T. Erik Oaas
                                   -------------------------------------
                                   Executive Vice President, Finance and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting
                                   Officer)


  Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nampa, State of Idaho, on the 1st day of October, 1997.


Signature                  Title                                 Date
-------------------------  ------------------------------------- ---------------

/s/  Joseph M. Daltoso     Chairman of the Board and Chief       October 1, 1997
-------------------------  Executive Officer (Principal
(Joseph M. Daltoso)        Executive Officer)

/s/  Gregory D. Stevenson  President and Chief Operating         October 1, 1997
-------------------------  Officer; Director
(Gregory D. Stevenson)

/s/  T. Erik Oaas          Executive Vice President, Finance     October 1, 1997
-------------------------  and Chief Financial Officer
(T. Erik Oaas)             (Principal Financial and Accounting
                           Officer); Director


/s/  Robert F. Subia       Chairman of the Board, Chief          October 1, 1997
-------------------------  Executive Officer and President of
(Robert F. Subia)          Micron Custom Manufacturing Services,
                           Inc.; Director


/s/  Steven R. Appleton    Director                              October 1, 1997
-------------------------
(Steven R. Appleton)

/s/  Jerry M. Hess         Director                              October 1, 1997
-------------------------
(Jerry M. Hess)

/s/  Robert A. Lothrop     Director                              October 1, 1997
-------------------------
(Robert A. Lothrop)

/s/  John R. Simplot       Director                              October 1, 1997
-------------------------
(John R. Simplot)

Schedule II
Micron Electronics, Inc.
Valuation and Qualifying Accounts
(Dollars in thousands)

Fiscal year ended           August 28, 1997   August 29, 1996   August 31, 1995
-------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance at beginning of year        $ 8,221           $ 5,458           $ 1,460
Additions charged to expense          1,032             6,306             3,962
Reductions and write-offs            (3,381)           (3,543)           (1,540)
Acquisition                           1,684                 -                 -
Merger transaction                        -                 -             1,576
                                    -------           -------           -------
Balance at end of year              $ 7,556           $ 8,221           $ 5,458
                                    =======           =======           =======

                                 52