Form 10-Q
period 1997-11-27
MICRON ELECTRONICS INC
filed 1997-12-23
CIK 854460

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                                 FORM 10-Q



     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          November 27, 1997
                                   ------------------------------------------
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





                          Micron Electronics, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)





              Minnesota                                       41-1404301
     -------------------------------                      -------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)


     900 E. Karcher Road,  Nampa, Idaho                                 83687
     ------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip Code)


     Registrant's telephone number, including area code        (208) 898-3434
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

  The number of outstanding shares of the registrant's common stock as of December 8, 1997 was 95,550,702.

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Micron Electronics, Inc.
Statements of Operations
(Amounts in thousands, except per share amounts)

Fiscal quarter ended                   November 27, 1997    November 28, 1996
-----------------------------------------------------------------------------
Net sales                                      $ 558,890            $ 421,018
Cost of goods sold                               481,676              340,568
                                               ---------            ---------
Gross margin                                      77,214               80,450
Selling, general and administrative               74,065               39,826
Research and development                           3,582                  883
                                               ---------            ---------
Operating income (loss)                             (433)              39,741
Interest income, net                               2,194                1,270
                                               ---------            ---------
Income before income taxes                         1,761               41,011
Income tax provision                                 696               16,199
                                               ---------            ---------
Net income                                     $   1,065            $  24,812
                                               =========            =========

Earnings per share                             $    0.01            $    0.27

Number of shares used in per share calculation    95,971               93,002




























The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Balance Sheets
(Dollars in thousands, except par value amounts)

As of                                  November 27, 1997      August 28, 1997
-----------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                      $ 157,134            $ 183,935
Liquid investments                                10,051               10,068
Receivables                                      257,173              223,476
Inventories                                      130,654              115,501
Deferred income taxes                             27,560               26,240
Other current assets                               3,674                3,928
                                               ---------            ---------
  Total current assets                           586,246              563,148

Property, plant and equipment, net               201,051              191,536
Other assets                                       3,811                3,662
                                               ---------            ---------
  Total assets                                 $ 791,108            $ 758,346
                                               =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses          $ 338,284            $ 304,608
Accrued licenses and royalties                    32,511               36,034
Current debt                                      18,815               18,622
                                               ---------            ---------
  Total current liabilities                      389,610              359,264

Long-term debt                                    18,949               20,019
Deferred income taxes                              3,149                   86
Other liabilities                                 13,992               13,406
                                               ---------            ---------
  Total liabilities                              425,700              392,775
                                               ---------            ---------

Commitments and contingencies

Common stock, $.01 par value, authorized
  150.0 million shares; issued and outstanding
  95.6 million and 95.6 million shares
  at November 27, 1997 and August 28, 1997,
  respectively                                       956                  956
Additional capital                               120,140              120,108
Retained earnings                                246,190              245,139
Cumulative foreign currency translation
  adjustment                                      (1,878)                (632)
                                               ---------            ---------
  Total shareholders' equity                     365,408              365,571
                                               ---------            ---------
  Total liabilities and shareholders' equity   $ 791,108            $ 758,346
                                               =========            =========







The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Statements of Cash Flows
(Amounts in thousands)


Fiscal quarter ended                   November 27, 1997    November 28, 1996
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                     $   1,065             $ 24,812
Adjustments to reconcile net income to net
  cash provided by operating activities
     Depreciation and amortization                10,413                7,352
     Changes in assets and liabilities:
       Receivables                               (33,697)              20,381
       Inventories                               (15,152)             (47,426)
       Accounts payable and accrued expenses      33,448                1,111
       Accrued licenses and royalties             (3,523)               5,806
       Deferred income taxes                       1,743               10,252
       Other                                       1,419                 (628)
                                               ---------            ---------
Net cash provided by (used for) operating
  activities                                      (4,284)              21,660
                                               ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment   (25,931)             (18,912)
Proceeds from sales of property, plant and
  equipment                                        5,798                   92
Other                                               (528)                   -
                                               ---------            ---------
Net cash used for investing activities           (20,661)             (18,820)
                                               ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                               3                4,568
Repayments of debt                                (1,877)                (806)
Proceeds from issuance of common stock                39                   23
Purchase and retirement of stock                     (21)                 (70)
                                               ---------            ---------
Net cash provided by (used for) financing
  activities                                      (1,856)               3,715
                                               ---------            ---------
Net increase (decrease) in cash and cash
  equivalents                                    (26,801)               6,555
Cash and cash equivalents at beginning of
  period                                         183,935              115,839
                                               ---------            ---------
Cash and cash equivalents at end of period     $ 157,134            $ 122,394
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

  This report on Form 10-Q for the first fiscal quarter ended November 27, 1997 should be read in conjunction with the Company's Report on Form 10-K for the fiscal year ended August 28, 1997. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated August 28, 1997. The Company's fiscal year is a 52 or 53 week period ending on the Thursday closest to August 31.

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


2.   Receivables

                                       November 27, 1997      August 28, 1997
-----------------------------------------------------------------------------
Trade receivables                              $ 254,790            $ 228,220
Receivables from affiliates, net                   6,581                4,227
Income taxes recoverable from parent
  corporation                                      1,500                1,377
Other                                              9,529                4,341
Allowance for doubtful accounts                   (9,021)              (7,556)
Allowance for returns and discounts               (6,206)              (7,133)
                                               ---------            ---------
                                               $ 257,173            $ 223,476
                                               =========            =========


3.   Inventories

                                       November 27, 1997      August 28, 1997
-----------------------------------------------------------------------------
Raw materials and supplies                     $  94,274            $  81,505
Work in progress                                  14,895               11,601
Finished goods                                    21,485               22,395
                                               ---------            ---------
                                               $ 130,654            $ 115,501
                                               =========            =========


4.   Property, Plant and Equipment

                                       November 27, 1997      August 28, 1997
-----------------------------------------------------------------------------
Land                                           $   2,925            $   1,639
Buildings                                         52,804               44,403
Equipment and software                           170,525              167,413
Assets in progress                                48,016               42,586
                                               ---------            ---------
                                                 274,270              256,041
Less accumulated depreciation and amortization   (73,219)             (64,505)
                                               ---------            ---------
                                               $ 201,051            $ 191,536
                                               =========            =========

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands)


5.   Accounts Payable and Accrued Expenses

                                       November 27, 1997      August 28, 1997
-----------------------------------------------------------------------------
Trade accounts payable                         $ 278,340            $ 237,066
Payable to affiliates                             16,480               10,971
Salaries, wages and benefits                      18,559               26,006
Income taxes payable                                 425                2,193
Equipment contracts payable                        2,039                2,139
Accrued warranty                                  10,823               12,988
Other                                             11,618               13,245
                                               ---------            ---------
                                               $ 338,284            $ 304,608
                                               =========            =========


6.   Debt

                                       November 27, 1997      August 28, 1997
-----------------------------------------------------------------------------
Notes payable in periodic installments
  through September 2001, weighted average
  interest rate of 7.42% and 7.52%,
  respectively                                  $ 22,993             $ 22,644
Capitalized lease obligations payable in
  monthly installments through June 2000,
  interest rate of 7.28% and 7.28%,
  respectively                                     5,553                5,881
Amounts outstanding under revolving loan
  agreement, due June 1998, variable
  interest of .82% and 0.90%, respectively         8,635                9,283
Amounts outstanding under revolving loan
  agreement, due May 1998, variable interest
  of 7.63% and 7.63%, respectively                   583                  833
                                               ---------            ---------
                                                  37,764               38,641
Less current portion                             (18,815)             (18,622)
                                               ---------            ---------
                                                $ 18,949             $ 20,019
                                               =========            =========

  The Company has an unsecured revolving credit facility, expiring June 2000, with a group of financial institutions which provides for borrowings of up to $130.0 million. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company. On December 12, 1997, certain terms of the agreement were amended. The Company is eligible to borrow the full amount under the agreement, as amended. As of November 27, 1997, the Company had no borrowings outstanding under the facility.

  The Company's wholly-owned subsidiary, Micron Electronics Japan K.K., has an unsecured revolving credit facility with a financial institution, expiring June 1998, providing for borrowings of up to 1.5 billion Japanese yen (US$11.8 million at November 27, 1997). As of November 27, 1997, there was US$8.6 million outstanding under the agreement.

  The Company's wholly-owned subsidiary, Micron Custom Manufacturing Services, Inc. ("CMS"), has a revolving loan agreement with a financial institution, expiring May 2007, providing for borrowings of up to $15.0 million and subject to certain financial and other covenants. Amounts outstanding under the agreement are collateralized by certain real property. Under the terms of the agreement, the amount available to CMS decreases by $1.0 million per year beginning May 1998. As of November 27, 1997, CMS was eligible to borrow the full amount under the agreement and had $0.6 million outstanding. See Note 12.

  Certain of the Company's notes payable are collateralized by equipment with a total cost of approximately $44.9 million and accumulated depreciation of approximately $7.4 million as of November 27, 1997.

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands)


7.   Transactions with Affiliates

                                               For the quarter ended
                                       November 27, 1997    November 28, 1996
-----------------------------------------------------------------------------
Net sales                                       $  7,465             $  4,761
Inventory purchases                               17,314               18,382
Component recovery agreement expenses              8,352                5,784
Administrative services and other expenses           268                  242
Property, plant and equipment purchases              263                  146
Property, plant and equipment sales                5,148                    -
Construction management services                     101                  545


8.   Income Taxes

  The effective income tax rate for the three months ended November 27, 1997 was 39.5%, principally reflecting the federal statutory rate and the net effect of state taxes.


9.   Earnings Per Share

  Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect.


10.  Commitments

  As of November 27, 1997, the Company had commitments of $31.7 million for equipment purchases and $1.4 million for construction of buildings. In addition, the Company is required to make minimum royalty payments under certain agreements and periodically enters into purchase commitments with certain suppliers.


11.  Contingencies

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

  During fiscal 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states. In association therewith, the Company is party to agreements with nearly all states which generally limit the liability of the Company, if any, for non-remittance of sales and use taxes prior to such agreements' effective dates. Management believes the resolution of any matters relating to the non-remittance of sales or use taxes prior to the balance sheet date will not have a material adverse effect on the Company's business and results of operations.

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands)


12.  Subsequent Event

  On December 22, 1997, the Company entered into a definitive agreement with Cornerstone Equity Investors, IV, L.P., to sell a 90% interest in the Company's wholly-owned contract manufacturing subsidiary, Micron
Custom Manufacturing Services, Inc. ("CMS"), through a recapitalization with an estimated transaction value of $271 million and net cash proceeds, before tax, to the Company of approximately $260 million. Net assets of the Company's contract manufacturing operation as of November 27, 1997, were approximately $81.4 million. The agreement has been approved by the boards of directors of the Company and CMS and by Cornerstone
Equity Investors and the closing is subject to certain conditions and approvals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors."
All quarterly references are to the Company's fiscal periods ended November 27, 1997, August 28, 1997 or November 28, 1996, unless otherwise indicated. All tabular dollar amounts are stated in thousands.


Overview

  Micron Electronics, Inc. and its subsidiaries (collectively, the "Company") manufacture electronic products and provide services for a wide range of computer and digital applications. The Company is a leading provider of PC systems through the direct sales channel in the United States and develops, markets, manufactures and supports PC systems for consumer, business and government use. In addition, the Company is a supplier of multi-processor network servers for enterprise, remote office and distributed computing environments under the NetFRAME brand name. The Company's contract manufacturing operation, Micron Custom Manufacturing Services, Inc. ("CMS"), specializes in the design, assembly and test of custom complex printed circuit boards, memory modules and system level products for original equipment manufacturers. The Company's SpecTek semiconductor memory products operation processes and markets various grades of memory products under the SpecTek brand name. The Company is majority owned by Micron Technology, Inc. ("MTI").

  On December 22, 1997, the Company entered into a definitive agreement with Cornerstone Equity Investors, IV, L.P., to sell a 90% interest in the Company's wholly-owned contract manufacturing subsidiary, CMS, through a recapitalization with an estimated transaction value of $271 million and net cash proceeds, before tax, to the Company of approximately $260 million. Net assets of the Company's contract manufacturing operation as of November 27, 1997, were approximately $81.4 million. The agreement has been approved by the boards of directors of the Company and CMS and by Cornerstone Equity Investors and the closing is subject to certain conditions and approvals.


Results of Operations

  Net income for the first quarter of fiscal 1998 was $1.1 million, or $0.01 per share, on net sales of $558.9 million, compared to net income of $24.8 million, or $0.27 per share, on net sales of $421.0 million for the first quarter of fiscal 1997 and net income of $15.0 million, or $0.16 per share, on net sales of $513.1 million for the fourth quarter of fiscal 1997. Net sales in the first quarter of fiscal 1998 were higher than in the corresponding period in 1997 primarily as a result of higher level of sales of PC systems. The Company's overall gross margin percentage declined from 19.1% in the first quarter of fiscal 1997 and 16.8% in the fourth quarter of fiscal 1997 to 13.8% in the first quarter of fiscal 1998 primarily as a result of a significantly lower gross margin percentage realized from sales of PC systems.

Net Sales

  The following table summarizes the Company's net sales by product line:

                                                 First Quarter
                                ---------------------------------------------
                                          1998                    1997
                                ---------------------   ---------------------
                                   Amount  % of Sales      Amount  % of Sales
                                ---------  ----------   ---------  ----------
PC systems                      $ 459,040       82.1%   $ 345,907       82.2%
Contract manufacturing             70,201       12.6%      51,757       12.3%
SpecTek memory products            29,649        5.3%      23,354        5.5%
                                ---------  ----------   ---------  ----------
Total net sales                 $ 558,890      100.0%   $ 421,018      100.0%
                                =========  ==========   =========  ==========

  Personal Computer Systems   Net sales of PC systems were higher in the
first quarter of fiscal 1998 compared to the corresponding period in 1997 primarily as a result of a 36% increase in unit sales of PC systems and a higher level of non-system revenue, partially offset by a decline in the average selling prices for the Company's PC systems. The growth in unit sales of PC systems was largely attributable to a higher level of sales to governmental entities and corporate customers.

  Sales to governmental entities, including prime contractors under certain federal government procurement programs, were 28% of total net sales of PC systems in the first quarter of fiscal 1998 compared to 27% in the corresponding period in 1997. Sales to prime contractors under certain federal government procurement programs were 9% higher in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 and represented 9% of total net sales of PC systems in the first quarter of fiscal 1998. The level of the Company's governmental sales is dependent on the buying practices of governmental entities and the Company's participation in government contracts in the future, of which there can be no assurance. As a result, the level of such sales may vary from quarter to quarter and a significant decline could have a material adverse effect on the Company's business and results of operations.

  Unit sales of notebook systems were 12% of total unit sales of PC systems during the first quarter of fiscal 1998 compared to 8% in the corresponding period in 1997. Growth in unit sales of notebook products was primarily attributable to the Company's introduction of a broadened line of notebook products in fiscal 1997 which targeted the value-priced notebook PC market.

  Average selling prices for the Company's desktop and notebook PC systems declined 10% and 30%, respectively, in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 primarily as a result of intense price competition in the PC industry and the introduction by the Company over the same period of several value-priced desktop and notebook products.

  Contract Manufacturing   Revenues from the Company's contract
manufacturing operation were approximately 36% higher in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 primarily attributable to a significant increase in production volumes achieved at all of the Company's contract manufacturing facilities partially offset by the effect of the continued industry-wide decline in pricing for semiconductor memory products. Higher production volume was achieved through the acquisition and utilization of additional manufacturing equipment and the upgrade of existing equipment at the Company's Idaho and North Carolina facilities and the December 1996 opening of a facility in Penang, Malaysia. Contract manufacturing revenues were 17% lower in the first quarter of fiscal 1998 compared to the fourth quarter of fiscal 1997 primarily due to a shift in product mix to lower-priced memory intensive products and to the decline in selling prices for semiconductor memory products.

  The Company continues to rely on a relatively small number of customers for a significant portion of its contract manufacturing business. Revenue from the Company's top five contract manufacturing customers, including MTI, in the first quarter of fiscal 1998 was 86% of total contract manufacturing revenue compared to 66% in the first quarter of fiscal 1997. Revenue from the Company's largest contract manufacturing customer represented 29% of the Company's total contract manufacturing revenue in the first quarter of fiscal 1998, while revenue from the Company's largest contract manufacturing customer in the first quarter of fiscal 1997 represented 22% of total contract manufacturing revenue. Contract manufacturing revenue from MTI was 8% of total contract manufacturing revenue in the first quarter of fiscal 1998 compared to 6% in the first quarter of fiscal 1997. CMS expects to continue to experience a high degree of contract manufacturing customer concentration. See ''Certain Factors Contract Manufacturing Customer Concentration.''

  SpecTek Semiconductor Memory Products   Net sales of semiconductor memory
products were 27% higher in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 primarily due to a 90% increase in megabits of memory shipped, partially offset by a 33% decline in average selling prices. The increase in megabits of memory shipped was primarily due to the acquisition and utilization of additional test and burn-in equipment and reduced component test times, both resulting in increased throughput for substantially all memory products. Net sales of semiconductor memory products were 23% lower in the first quarter of fiscal 1998 compared to the fourth quarter of fiscal 1997 primarily due to a 26% decline in average selling prices partially offset by a 5% increase in megabits of memory shipped. During the first quarter of fiscal 1998, the Company began to transition production to Synchronous DRAM ("SDRAM") products. However, net sales of SDRAM memory products during the first quarter of fiscal 1998 represented less than 1% of total sales semiconductor memory products. The Company anticipates experiencing significant downward pressure on prices for future sales of semiconductor memory products. The Company's SpecTek semiconductor memory products results of operations are influenced by a number of factors including pricing for, and availability of, nonstandard semiconductor memory components. See "Certain Factors SpecTek Semiconductor Memory Products Operation."

  Historically, a substantial majority of the semiconductor components used in the Company's SpecTek semiconductor memory products operation has been obtained from MTI. In the first quarter of fiscal 1998, the Company obtained 62% of its components from MTI, compared to 71% in the first quarter of fiscal 1997. In the first quarter of fiscal 1998, the SpecTek semiconductor memory products operation obtained nearly 100% of its components from three sources, including MTI. Purchases from sources other than MTI are generally negotiated on a purchase order basis. There can be no assurance the Company will be able to negotiate future purchases from sources other than MTI on terms acceptable to the Company. Unless the Company is able to continue obtaining significant quantities of nonstandard semiconductor memory components from alternative sources, the Company's SpecTek semiconductor memory products operation could be limited by the volume of components supplied by MTI. Any reduction in the availability or functionality of nonstandard semiconductor memory components from the Company's suppliers could have a material adverse effect on the Company's business and results of operations. See "Certain Factors SpecTek Semiconductor Memory Products Operation Dependence on Component Recovery Agreement with MTI."

Gross Margin

                                                 First Quarter
                                ---------------------------------------------
                                          1998                    1997
                                ---------------------   ---------------------
                                   Amount  % of Sales      Amount  % of Sales
                                ---------  ----------   ---------  ----------
PC systems                      $  58,878       12.8%   $  68,030       19.7%
Contract manufacturing             10,091       14.4%       6,580       12.7%
SpecTek memory products             8,245       27.8%       5,840       25.0%
                                ---------               ---------
Total gross margin              $  77,214       13.8%   $  80,450       19.1%
                                =========               =========

  Personal Computer Systems   The gross margin amount provided by the
Company's PC operation in the first quarter of fiscal 1998 was 13% lower compared to the first quarter of fiscal 1997, despite a 33% increase in net sales of PC systems. Gross margins in the first quarter of fiscal 1998 were adversely affected by significant losses recognized from disposition of PC component inventories. In addition, the Company experienced intense price pressure on its notebook products resulting in a significantly lower gross margin provided by such products in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997.

  The Company expects to continue experiencing significant pressure on its gross margins on sales of its PC systems, particularly notebook products, as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices. In addition, the Company's gross margin percentage will continue to depend in large part on its ability to effectively forecast demand and manage its inventories of PC components. See ''Certain Factors Personal Computer Systems Competition in the PC Industry'' and ''Certain Factors Personal Computer
Systems Inventory Management.''

  Contract Manufacturing   The gross margin percentage realized from the
Company's contract manufacturing operation was higher in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 primarily as a result of an overall increase in the complexity of the printed circuit board assemblies produced and an increase in revenues derived from services utilizing consigned inventory components. In addition, an increase in production volume resulting in a reduction in process costs per unit favorably affected the Company's contract manufacturing gross margin in the first quarter of fiscal 1998.

  SpecTek Semiconductor Memory Products   The gross margin percentage
realized by the Company's SpecTek semiconductor memory products operation was slightly higher in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 primarily due to lower costs of components, particularly those obtained from MTI, partially offset by lower average selling prices. The Company's costs of components obtained from MTI are generally equal to one-half of the net operating income generated from sales of such components. See "Certain Factors SpecTek Semiconductor Memory Products Operation Dependence on Component Recovery Agreement with MTI."

  The gross margin percentage realized by the Company's SpecTek semiconductor memory products operation was lower in the first quarter of fiscal 1998 compared to the 32% realized in the fourth quarter of fiscal 1997 primarily due to a 26% decline in the average selling prices in the first quarter of fiscal 1998 compared to the fourth quarter of fiscal 1997. The Company expects average selling prices for its SpecTek semiconductor memory products to continue to decline. As a result, the gross margin for the Company's SpecTek semiconductor memory products operation could decline further and adversely affect the Company's business and results of operations. See "Certain Factors SpecTek Semiconductor Memory Products Operation Pricing of Semiconductor Memory Products."

Selling, General and Administrative

                                                    First Quarter
                                         ------------------------------------
                                             1998        % Change        1997
                                         --------        --------    --------
Selling, general and administrative      $ 74,065           86.0%    $ 39,826
as a % of net sales                         13.3%                        9.5%

  Selling, general and administrative (''SG&A'') expenses increased in absolute dollars and as a percent of net sales in the first quarter of fiscal 1998 compared to the corresponding period in 1997 primarily due to higher levels of personnel and advertising costs associated with the Company's PC operation, an increase in the allowance for doubtful accounts due to the increase in trade accounts receivable and an increase in technical and professional fees primarily associated with information technology consulting services. SG&A expenses in the first quarter of fiscal 1998 include costs associated with the Company's Japan PC call center operation opened in the second quarter of fiscal 1997, the Company's NetFRAME enterprise server operation acquired in the fourth quarter of fiscal 1997 and $2.7 million for the write-off of software costs from the abandoned development of a customized sales order entry application.

Research and Development

                                                    First Quarter
                                         ------------------------------------
                                             1998        % Change        1997
                                         --------        --------    --------
Research and development                 $  3,582          305.7%    $    883
as a % of net sales                          0.6%                        0.2%

  Research and development expenses were higher in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 primarily as a result of the development activities associated with the Company's NetFRAME enterprise server operation.

Income Tax Provision

                                                    First Quarter
                                         ------------------------------------
                                             1998        % Change        1997
                                         --------        --------    --------
Income tax provision                     $    696         (95.7%)    $ 16,199

  The effective income tax rate of 39.5% in the first quarters of fiscal 1998 and 1997 principally reflected the federal statutory rate and the net effect of state taxes.


Liquidity and Capital Resources

  As of November 27, 1997, the Company had cash and equivalents of $157.1 million, representing a decrease of $26.8 million compared to August 28, 1997. Principal sources of liquidity in the first quarter of fiscal 1998 were cash flows from sales of property, plant and equipment of $5.8 million. Principal uses of cash in the first quarter of fiscal 1998 were property, plant and equipment expenditures of $25.9 million for expansion and capacity improvements of the Company's manufacturing operations, $4.3 million used for operating activities and repayment of debt of $1.9 million.

  The Company has an unsecured revolving credit facility with a group of financial institutions which provides for borrowings of up to $130.0 million. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company. On December 12, 1997, certain terms of the agreement were modified. The Company is eligible to borrow the full amount under the agreement, as amended. As of November 27, 1997, the Company had no borrowings outstanding under the facility.

  The Company's wholly-owned subsidiary, CMS, has a revolving loan agreement, expiring May 2007, providing for borrowings of up to $15.0 million. Amounts outstanding under the agreement are collateralized by certain real property. Under the terms of the agreement, the amount available to CMS decreases by $1.0 million per year. As of November 27, 1997, there was $0.6 million outstanding under the agreement. The terms of the agreement limit dividends or other distributions from CMS.

  The Company's wholly-owned subsidiary, Micron Electronics Japan K.K., has an unsecured revolving credit facility with a financial institution, expiring June 1998, providing for borrowings of up to 1.5 billion Japanese yen (US$11.8 million at November 27, 1997). As of November 27, 1997, there was US$8.6 million outstanding under the agreement.

  On October 11, 1996, the Company filed a registration statement with the Securities and Exchange Commission allowing for the issuance from time to time by the Company of debt and/or equity securities with a value of up to $75.0 million, of which $51.0 million has been issued.

  At November 27, 1997, the Company had commitments of $33.1 million for capital expenditures for expansion and upgrade of facilities and equipment. The Company anticipates making capital expenditures in fiscal 1998 in excess of $100 million. The Company is constructing an approximately 325,000 square foot facility in Nampa, Idaho. This new facility is expected to provide space for the expansion of the Company's Nampa, Idaho PC operation and will provide space for possible future expansion.

  On December 22, 1997, the Company entered into a definitive agreement to sell a 90% interest in the Company's wholly-owned contract manufacturing subsidiary, CMS, through a recapitalization with an estimated transaction value of $271 million and net cash proceeds, before tax, to the Company of approximately $260 million. Net assets of the Company's contract manufacturing operation as of November 27, 1997, were approximately $81.4 million. The closing is subject to certain conditions and approvals.

  The Company expects that its future working capital requirements will continue to increase. The Company believes that currently available cash and cash equivalents, cash flows from operations, the Company's current credit facilities and equipment financings will be sufficient to fund its operations through fiscal 1998. However, maintaining an adequate level of working capital through the end of fiscal 1998 and thereafter will depend in large part on the success of the Company's products in the marketplace and the Company's ability to control inventory levels, component costs and other operating expenses. The Company may require additional financing for growth opportunities, including any internal expansion that the Company may undertake, expansion and capacity enhancements to additional sites, or strategic acquisitions or partnerships. There can be no assurance that any financings will be available on terms acceptable to the Company, if at all.


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

General

 Fluctuations in Operating Results and Stock Price

  The Company's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, industry competition, the Company's ability to accurately forecast demand for its PC products, the Company's ability to effectively manage inventory levels, fluctuating market pricing for PCs and semiconductor memory products, fluctuating component costs, changes in product mix, inventory obsolescence, the timing of new product introductions by the Company and its competitors, availability and pricing of the memory components used by the Company's SpecTek semiconductor memory products operation, the timing of orders from and shipments to OEM customers, seasonal government purchasing cycles, manufacturing and production constraints, the effects of product reviews and industry awards, seasonal cycles common in the PC industry, critical component availability, and the failure by the Company to successfully integrate the operations of NetFRAME Systems Incorporated ("NetFRAME"). As a result, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period. The trading price of the common stock of the Company is subject to significant fluctuations due to general market conditions and financial performance of the Company, MTI and other companies in the PC industry, announcements of technological innovations, new commercial products or new strategies by competitors, component availability and pricing or other factors.

 Management

  Historically, the Company has experienced rapid revenue growth and an expansion in the number of its employees, in the breadth and complexity of its management, operating and financial information systems and in its geographic scope of operations. This growth has resulted in new and increased responsibilities for the Company's management and has placed, and continues to place, significant demands upon the Company's management, operating and financial information systems, technical support systems and other resources. The Company continues to consider various expansion alternatives, including expansion of facilities, acquisition or establishment of facilities in new geographic regions and certain strategic relationships. The Company currently is expanding its PC operation facilities in Nampa, Idaho, opened a Japan PC sales and technical support call center in the second quarter of fiscal 1997 and acquired the operations of NetFRAME in the fourth quarter of fiscal 1997. There can be no assurance that the Company's management resources, operating and financial information systems, technical support systems and other resources will be adequate to support the Company's existing or future operations. In addition, the Company is in the process of identifying operating and application software challenges related to the year 2000. While the Company expects to resolve year 2000 compliance issues substantially through normal replacement and upgrades of software, there can be no assurance that there will not be interruption of operations or other limitations of system functionality or that the Company will not incur substantial costs to avoid such limitations. No provision has been made in the Company's financial statements for any such liability. Any failure to effectively monitor, implement or improve the Company's operational, financial, management and technical support systems could have a material adverse effect on the Company's business and results of operations.

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

  The Company, as a majority-owned subsidiary of MTI, is licensed under certain license agreements between MTI and third parties. The Company makes payments to MTI relating to certain of such agreements. The Company's rights under such agreements may be terminated by MTI in the event that the Company is no longer a majority-owned subsidiary of MTI. In the event of any such termination, the inability of the Company independently to obtain such rights on similar terms could have a material adverse effect on the Company's business and results of operations.

 International Operations

  During the first quarter of fiscal 1998, 8% of the Company's net sales were attributable to sales outside the United States compared to 5% for the corresponding period in 1997. Although the Company's international sales in fiscal 1997 were adversely affected by a decrease in sales of its PC systems through distributors in Japan as the Company initiated direct sales of PC systems through its Japanese call center established in 1997, the Company believes international sales as a percentage of total sales will increase in the future, particularly for PC systems and contract manufacturing services. In marketing its PC systems in foreign countries, the Company uses either direct selling or indirect selling through distributors, depending on consumer preferences, local infrastructure, language and marketing methods. There can be no assurance that the Company's primary sales and marketing methods through the direct sales channel in its Japanese call center will result in sales at levels that meet or exceed past levels of sales in Japan experienced by the Company. The Company continues to evaluate the benefits and risks associated with overseas manufacturing for its PC and contract manufacturing operations. There can be no assurance that the establishment of the Japan operation or any other international expansion will be successful, and any failure by the Company to achieve success in international operations could have a material adverse effect on the Company's business and results of operations. The Company's international operations are subject to a number of other risks, including, without limitation, fluctuations in the value of currencies, export duties, import controls, trade barriers, restrictions on funds transfer, greater difficulty in accounts receivable collections, political and economic instability and compliance with foreign laws.

 Sale of Interest in Micron Custom Manufacturing Services, Inc.

  On December 22, 1997, the Company entered into a definitive agreement with Cornerstone Equity Investors, IV, L.P., to sell a 90% interest in the Company's wholly-owned contract manufacturing subsidiary, CMS, through a recapitalization with an estimated transaction value of $271 million and net cash proceeds, before tax, to the Company of approximately $260 million. Net assets of the Company's contract manufacturing operation as of November 27, 1997, were approximately $81.4 million. The agreement has been approved by the boards of directors of the Company and CMS and by Cornerstone Equity Investors and the closing is subject to certain conditions and approvals.

 MTI Ownership of Common Stock of the Company

  As of November 27, 1997, MTI owned 64% of the Company's outstanding common stock. In addition, four of the eight directors of the Company are also directors of MTI, including Steven R. Appleton, Chairman and Chief Executive Officer of MTI. So long as MTI continues to own a majority of the outstanding common stock of the Company, MTI will have the ability to control the outcome of matters requiring shareholder approval, including the election of directors, and generally will have the ability to control the management and certain financial and other affairs of the Company. Termination of certain of the Company's arrangements by MTI or MTI exercising its control in negotiating arrangements resulting in terms less favorable to the Company could adversely affect the Company's business and results of operations. In the event that MTI's ownership of the Company were to decrease below certain levels, such arrangements may be terminated by MTI, which could have a material adverse effect on the Company's business and results of operations. See "Intellectual Property Matters" and "SpecTek Memory Products Operation Dependence on Component Recovery Agreement."

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

 Inventory Management

  The Company's ability to compete successfully in the PC market in the future will depend in large part on its ability to accurately forecast demand for its PC products and effectively manage its PC inventories. The Company's PC operations focus on the direct sale of assemble-to-order PC systems that feature components incorporating the latest technological developments in the PC industry. The Company has experienced in the past, and could experience in the future, excess PC inventories and inventory obsolescence resulting from, among other things, the Company's accuracy in forecasting demand for its PC products, the fast pace of technological developments in the PC industry and the short product life cycles of PC systems and components. In addition, because high volumes of quality components are required for the manufacture of the Company's PC systems, the Company has experienced in the past, and expects to experience in the future, shortages and other supply constraints of key components.
Such shortages or supply constraints have in the past adversely affected, and could in the future adversely affect, the Company's ability to ship products on schedule or at expected gross margins. To be successful in the future, the Company must accurately forecast demand for its PC products and obtain adequate, but not excessive, supplies of components to meet actual demand. The failure of the Company to manage its inventories effectively could result in excess PC inventories, inventory obsolescence, component shortages and untimely shipment of products, any of which could have a material adverse effect on the Company's business and results of operations.

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

 NetFRAME Acquisition

  In the fourth quarter of fiscal 1997, the Company acquired all of the outstanding common stock of NetFRAME. The Company is in the process of integrating the operations of NetFRAME. There can be no assurance the integration, reconfiguration or other modification, if any, of NetFRAME will not have a material adverse affect on the Company's business and results of operations. In addition, there can be no assurance the Company will realize the anticipated benefits associated with the acquisition, including, but not limited to, retention of key personnel, acceptance of NetFRAME products in the market, increased purchasing power, manufacturing efficiencies, technology, intellectual property rights, increased market presence of a broader product offering and economies of providing certain administrative support functions.

 State Taxation

  During fiscal 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states. In association therewith, the Company is party to agreements with nearly all states which generally limit the liability of the Company, if any, for non-remittance of sales and use taxes prior to such agreements' effective dates. Management believes the resolution of any matters relating to the non-remittance of sales or use taxes prior to the balance sheet date will not have a material adverse effect on the Company's business and results of operations.

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

 Customer Concentration

  Revenue from the Company's top five contract manufacturing customers, including MTI, in the first quarter of fiscal 1998 was 86% of total contract manufacturing revenue compared to 66% in the first quarter of fiscal 1997. Revenue from the Company's largest contract manufacturing customer represented 29% of the Company's total contract manufacturing revenue in the first quarter of fiscal 1998, while revenues from the Company's largest contract manufacturing customer in the first quarter of fiscal 1997 represented 22% of total contract manufacturing revenue. Contract manufacturing revenue from MTI was 8% of total contract manufacturing revenue in 1997 compared to 6% in the first quarter of fiscal 1997. The Company expects to continue to experience a high degree of contract manufacturing customer concentration.

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

SpecTek Semiconductor Memory Products Operation

 Dependence on Component Recovery Agreement with MTI

  Historically, a substantial majority of the components used in the Company's SpecTek semiconductor memory products operation has been obtained from MTI. The Company and MTI are parties to a Component Recovery Agreement, effective as of August 30, 1996 (the "Component Recovery Agreement"), under which MTI is required to deliver to the Company all of the nonstandard memory components produced at MTI's semiconductor manufacturing operations. The Company's cost of such components generally is determined as one-half of the operating income generated from the Company's SpecTek sales of semiconductor memory products supplied by MTI. There can be no assurance that MTI will continue to produce adequate volumes of nonstandard memory components to maintain the Company's SpecTek semiconductor memory products operation at existing or historic levels.
The Component Recovery Agreement may be terminated earlier by MTI in the event that MTI's ownership of the Company falls below 30%. Expiration, termination or renegotiation of the Component Recovery Agreement could have a material adverse effect on the Company's business and results of operations. Changes in MTI's semiconductor manufacturing processes resulting in improvement of device yields and/or changes in the product mix or specifications of its memory components, or other changes or events at MTI adversely affecting its overall manufacturing output, could adversely affect the volume of nonstandard memory components supplied by MTI.

  Many semiconductor memory manufacturers are reluctant to sell nonstandard memory components because such components could compete with their full specification memory components for similar applications. In addition, some manufacturers are concerned that subsequent testing performed by a recovery operation could reveal proprietary data regarding manufacturing yields and processes. As a result, there can be no assurance that the Company will be able to obtain nonstandard memory components from semiconductor manufacturers in quantities sufficient to meet demand for the Company's SpecTek products. Any reduction in the availability or functionality of nonstandard memory components from the Company's suppliers could have a material adverse effect on the Company's business and results of operations.

 Pricing of Semiconductor Memory Products

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

 Transition to SDRAM

  The semiconductor memory industry is characterized by, among other things, rapid technological change, frequent product introductions and enhancements, difficulties experienced in transitioning to new products, relatively short product life cycles and volatile market conditions. During the first quarter of fiscal 1998, SpecTek began to transition production to Synchronous DRAM ("SDRAM") memory products. During periods of transition from one product to another, the Company's SpecTek semiconductor memory products operation has experienced in the past, and may experience in the future, a significant increase in component test times and corresponding decreases in throughput. Future gross margins could be adversely affected if the Company is unable to effectivly transition to these products in a timely fashion.

                        PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Shareholders

  The Company's 1997 Annual Meeting of Shareholders was held on November 24, 1997 at the Nampa Civic Center. At the meeting, the following items were submitted to a vote of the shareholders. At the meeting, 95,553,127 shares were entitled to vote.

  (a) The following nominees for Directors were elected. Each person elected as Director will serve until the next meeting of shareholders or until such person's successor is elected and qualified.

     Name of Nominee               Votes Cast For     Withhold Authority
     -------------------------     --------------     ------------------
     Steven R. Appleton             84,221,703             132,623
     Joseph M. Daltoso              84,217,810             136,516
     Jerry M. Hess                  84,227,587             126,739
     Robert A. Lothrop              84,207,085             147,241
     T. Erik Oaas                   84,233,202             121,124
     John R. Simplot                84,113,128             241,198
     Gregory D. Stevenson           84,224,849             129,477
     Robert F. Subia                84,218,288             136,038


  (b) The amendment to the Company's 1995 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 5,000,000 to 10,000,000 was approved with 69,480,677 votes in favor, 4,443,658 votes against, 75,373 abstentions and 10,354,618 broker non-votes.

  (c) The ratification of the appointment of Coopers & Lybrand L.L.P. as independent public accountants of the Company for the fiscal year ending September 3, 1998 was approved with 84,204,194 votes in favor, 120,184 votes against, 29,948 abstentions and no broker non-votes.


Item 5.  Other Information

  On December 22, 1997, the Company announced it had entered into a definitive agreement with Cornerstone Equity Investors, IV, L.P., to sell a 90% interest in the Company's wholly-owned contract manufacturing subsidiary, CMS, through a recapitalization with an estimated transaction value of $271 million. Net assets of the Company's contract manufacturing operation as of November 27, 1997, were approximately $81.4 million. The transaction is subject to certain conditions and approvals and is expected to close in the first quarter of calendar 1998. The agreement has been approved by the boards of directors of the Company and CMS and by Cornerstone Equity Investors.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  The following are filed as a part of this report:

  Exhibit  Description
  -------  --------------------------------------------------------------
  10.46    Amended Credit Agreement
  11       Computation of Per Share Earnings
  27       Financial Data Schedule


  (b)  Reports on Form 8-K:

     On September 8, 1997, the Company filed an amendment to the Company's Current Report on Form 8-K filed August 4, 1997.

     On October 1, 1997, the Company filed an amendment to the Company's Current Report on Form 8-K filed August 4, 1997.




































  Micron and Micron Electronics are trademarks of the Company, and NetFRAME, TransPort and SpecTek are registered trademarks of the Company. All other product names appearing herein are for identification purposes only and may be trademarks of their respective companies.

                                SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MICRON ELECTRONICS, INC.
                              -------------------------------------------
                              (Registrant)


Dated:  December 23, 1997
                              /s/  T. Erik Oaas
                              -------------------------------------------
                              T. Erik Oaas, Executive Vice President
                              Finance, and Chief Financial Officer
                              (Principal Financial and Accounting
                              Officer)