Form 10-Q
period 1998-02-26
MICRON ELECTRONICS INC
filed 1998-03-23
CIK 854460

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                                 FORM 10-Q



     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

     For the quarterly period ended        February 26, 1998
                                   ------------------------------------------
                                      OR

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

  The number of outstanding shares of the registrant's common stock as of March 16, 1998 was 95,663,180.

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Micron Electronics, Inc.
Statements of Operations
(Amounts in thousands, except per share amounts)

                         For the quarter ended      For the six months ended
                       February 26,  February 27,  February 26,  February 27,
                               1998          1997          1998          1997
-----------------------------------------------------------------------------
Net sales                $  494,760    $  510,274   $ 1,053,650    $  931,292
Cost of goods sold          490,302       418,659       971,978       759,227
                         ----------    ----------   -----------    ----------
Gross margin                  4,458        91,615        81,672       172,065
Selling, general and
 administrative              91,938        48,420       164,196        89,899
Research and development      3,759         1,034         7,341         1,917
Other expense (income),
  net                        19,196          (903)       21,003        (2,556)
                         ----------    ----------   -----------    ----------
Operating income (loss)    (110,435)       43,064      (110,868)       82,805
Gain on sale of MCMS
  common stock              156,222             -       156,222             -
Interest income, net          1,989         1,536         4,183         2,806
                         ----------    ----------   -----------    ----------
Income before taxes          47,776        44,600        49,537        85,611
Income tax provision         23,011        16,761        23,707        32,960
                         ----------    ----------   -----------    ----------
Net income               $   24,765    $   27,839   $    25,830    $   52,651
                         ==========    ==========   ===========    ==========
Earnings per share:
  Basic                  $     0.26    $     0.30   $      0.27    $     0.57
  Diluted                      0.26          0.30          0.27          0.56

Number of shares used in
 per share calculation:
  Basic                      95,622        92,988        95,587        92,726
  Diluted                    95,735        93,630        95,798        93,274



















The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Balance Sheets
(Dollars in thousands, except par value amounts)

As of                                   February 26, 1998     August 28, 1997
-----------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                      $  341,075          $  183,935
Liquid investments                                 10,034              10,068
Receivables                                       151,107             223,476
Inventories                                        54,986             115,501
Deferred income taxes                              38,859              26,240
Other current assets                                3,380               3,928
                                               ----------          ----------
  Total current assets                            599,441             563,148

Property, plant and equipment, net                144,478             191,536
Other assets                                          992               3,662
                                               ----------          ----------
  Total assets                                 $  744,911          $  758,346
                                               ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses          $  266,264           $ 304,608
Accrued licenses and royalties                     36,547              36,034
Current debt                                       17,048              18,622
                                               ----------          ----------
  Total current liabilities                       319,859             359,264

Long-term debt                                     15,238              20,019
Deferred income taxes                               3,277                  86
Other liabilities                                  13,499              13,406
                                               ----------          ----------
  Total liabilities                               351,873             392,775
                                               ----------          ----------

Commitments and contingencies

Common stock, $.01 par value,
  authorized 150.0 million shares;issued
  and outstanding 95.7 million and 95.6
  million shares as of February 26, 1998
  and August 28, 1997, respectively                   957                 956
Additional capital                                121,032             120,108
Retained earnings                                 270,950             245,139
Cumulative foreign currency translation
 adjustment                                            99                (632)
                                               ----------          ----------
  Total shareholders' equity                      393,038             365,571
                                               ----------          ----------
  Total liabilities and shareholders' equity   $  744,911          $  758,346
                                               ==========          ==========






The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Statements of Cash Flows
(Amounts in thousands)

<capiton>

Six months ended                        February 26, 1998   February 27, 1997
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                     $   25,830          $   52,651
Adjustments to reconcile net income to net
 cash provided by (used for) operating
 activities:
     Depreciation and amortization                 21,771              15,449
     Gain on sale of MCMS common stock           (156,222)                  -
     Changes in assets and liabilities, net
      of the effect of the sale of MCMS:
       Receivables                                 29,133              19,064
       Inventories                                 37,253             (37,698)
       Accounts payable and accrued expenses        7,577              (2,882)
       Accrued licenses and royalties                 513               8,329
       Deferred income taxes                       (7,303)             11,599
       Other                                        7,988                 257
                                               ----------          ----------
Net cash provided by (used for) operating
 activities                                       (33,460)             66,769
                                               ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment    (44,502)            (34,297)
Proceeds from sales of property, plant and
 equipment                                          5,802                 193
Proceeds from sale of MCMS common stock, net
 of cash                                          235,884                   -
Other                                              (1,231)                  -
                                               ----------          ----------
Net cash provided by (used for) investing
 activities                                       195,953             (34,104)
                                               ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                              173               4,568
Repayments of debt                                 (6,291)             (1,754)
Proceeds from issuance of common stock                935              49,119
Purchase and retirement of stock                      (29)               (112)
                                               ----------          ----------
Net cash provided by (used for) financing
 activities                                        (5,212)             51,821
                                               ----------          ----------
Net increase in cash and cash equivalents         157,281              84,486
Effect of exchange rate changes on cash and
 cash equivalents                                    (141)                  -
Cash and cash equivalents at beginning of
 period                                           183,935             115,839
                                               ----------          ----------
Cash and cash equivalents at end of period     $  341,075          $  200,325
                                               ==========          ==========












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

  This report on Form 10-Q for the second quarter ended February 26, 1998 should be read in conjunction with the Company's Report on Form 10-K for the fiscal year ended August 28, 1997. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated August 28, 1997. The Company's fiscal year is a 52 or 53 week period ending on the Thursday closest to August 31.

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The adoption of SFAS No. 130 is effective for the Company in fiscal 1999.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements is also to be provided. SFAS No. 131 is effective for the Company in fiscal 1999 and the form of the presentation of the Company's financial statements has not yet been determined.


2.   Gain on Sale of MCMS Common Stock

  On February 26, 1998, the Company completed the sale of 90% of its interest in MCMS, Inc. ("MCMS"), formerly Micron Custom Manufacturing Services, Inc. and a wholly-owned subsidiary of the Company. The sale was structured as a recapitalization of MCMS (the "Recapitalization"), whereby Cornerstone Equity Investors IV, L.P. ("Cornerstone"), other investors and certain members of MCMS' management, including Robert F. Subia, then a director of the Company, acquired the 90% interest in MCMS. In exchange for the 90% interest in MCMS, the Company received $249.2 million in cash. Subsequent to the Recapitalization of MCMS, the Company owned a 10% interest in MCMS which is accounted for by the Company on the cost basis. Accordingly, results of operations of MCMS subsequent to February 26, 1998 will be excluded from the Company's results of operations.

3.   Receivables
                                        February 26, 1998     August 28, 1997
-----------------------------------------------------------------------------
Trade receivables                              $  149,500          $  228,220
Receivables from affiliates, net                      425               4,227
Income taxes recoverable from parent
 corporation                                          516               1,377
Other                                               8,406               4,341
Allowance for doubtful accounts                    (5,993)             (7,556)
Allowance for returns and discounts                (1,747)             (7,133)
                                               ----------          ----------
                                               $  151,107          $  223,476
                                               ==========          ==========

Micron Electronics, Inc.
Notes to Financial Statements-Continued
(Tabular amounts in thousands)

4.   Inventories
                                        February 26, 1998     August 28, 1997
-----------------------------------------------------------------------------
Raw materials and supplies                     $   29,107          $   81,505
Work in progress                                    9,837              11,601
Finished goods                                     16,042              22,395
                                               ----------          ----------
                                               $   54,986          $  115,501
                                               ==========          ==========

5.   Property, Plant and Equipment
                                        February 26, 1998     August 28, 1997
-----------------------------------------------------------------------------
Land                                           $    1,384          $    1,639
Buildings                                          31,500              44,403
Equipment and software                            143,241             167,413
Assets in progress                                 23,992              42,586
                                                  200,117             256,041
                                               ----------          ----------
Less accumulated depreciation and amortization    (55,639)            (64,505)
                                               ----------          ----------
                                               $  144,478          $  191,536
                                               ==========          ==========

6.   Accounts Payable and Accrued Expenses
                                        February 26, 1998     August 28, 1997
-----------------------------------------------------------------------------
Trade accounts payable                         $  178,794          $  237,066
Payable to affiliates                              10,360              10,971
Salaries, wages and benefits                       23,909              26,006
Income taxes payable                               29,424               2,193
Equipment contracts payable                         1,203               2,139
Accrued warranty                                   14,825              12,988
Other                                               7,749              13,245
                                               ----------          ----------
                                               $  266,264          $  304,608
                                               ==========          ==========

Micron Electronics, Inc.
Notes to Financial Statements-Continued
(Tabular amounts in thousands)

7.   Debt
                                        February 26, 1998     August 28, 1997
-----------------------------------------------------------------------------
Notes payable in periodic installments
 through September 2001, weighted average
 interest rate of 7.54% and 7.52%,
 respectively                                  $   18,341          $   22,644
Capitalized lease obligations payable in
 monthly installments through June 2000,
 interest rate of 7.28% and 7.28%,
 respectively                                       5,362               5,881
Amounts outstanding under revolving loan
 agreement, due June 1998,variable interest
 of 1.31% and 0.90%, respectively                   8,583               9,283
Amounts outstanding under revolving loan
 agreement, due May 1998, variable interest
 of 7.63% at August 28, 1997                            -                 833
                                               ----------          ----------
                                                   32,286              38,641
Less current portion                              (17,048)            (18,622)
                                               ----------          ----------
                                               $   15,238          $   20,019
                                               ==========          ==========

  The Company has an unsecured revolving credit facility, expiring June
2000, with a group of financial institutions which provides for borrowings of up to $130.0 million. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company.
For the quarter ended February 26, 1998, the Company was in violation of its ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant, as calculated under the terms of the agreement, which excludes the effect of the gain from the sale of MCMS.
The Company obtained a waiver for the violation of such covenant.
As a result, as of February 26, 1998, the Company was eligible to borrow approximately $30 million under the agreement, but had no borrowings outstanding.

  The Company's wholly-owned subsidiary, Micron Electronics Japan K.K., has an unsecured revolving credit facility with a financial institution, expiring June 1998, providing for borrowings of up to 1.5 billion Japanese yen (US$11.7 million at February 26, 1998). As of February 26, 1998, the
Company was eligible to borrow the full amount under the agreement and had US$8.6 million outstanding.

  Certain of the Company's notes payable are collateralized by equipment with a total cost of $22.0 million and accumulated depreciation of $7.4 million as of February 26, 1998.


8.   Other Expense (Income), Net

  Other expense in the second quarter of fiscal 1998 included $13.0 million of costs associated with the Company's actions to realign its PC operations to concentrate on its core markets and customers. Such actions include the consolidation of the Company's domestic and international PC operations and the reduction of 10% of its workforce, or approximately 450 employees, from generally all areas of the Company.
Costs associated with the realignment include employee termination benefits of $6.7 million, the write-down of equipment and leasehold improvements and the write-off of current technologies and other intangible assets as a result of the consolidation of the Company's NetFRAME enterprise server operations.

Micron Electronics, Inc.
Notes to Financial Statements-Continued
(Tabular amounts in thousands)


9.   Transactions with Affiliates
                         For the quarter ended      For the six months ended
                       February 26,  February 27,  February 26,  February 27,
                               1998          1997          1998          1997
-----------------------------------------------------------------------------
Net sales                 $  10,373     $   8,736     $  17,838     $  13,497
Inventory purchases           6,305        18,375        23,619        36,757
Component recovery
 agreement expenses           6,589         9,677        14,941        15,461
Administrative services
 and other expenses             643           233           911           475
Property, plant and
 equipment purchases            314           383           577           529
Property, plant and
 equipment sales                159           121         5,307           121
Construction management
 services                         9            79           110           624

  The above transactions with affiliates include those of MCMS up to February 26, 1998.


10.   Income Taxes

  The provision for income taxes for the second quarter and first six months of fiscal 1998 reflects the Company's effective tax rate of 39.5%, principally the federal statutory rate and the net effect of state taxes, plus $4.1 million for the write-off of a deferred tax asset relating to the Company's consolidation of its NetFRAME enterprise server operation. The effective tax rate of 38.5% in the first six months of fiscal 1997 principally reflected the federal statutory rate and the net effect of state taxes.


11.  Earnings Per Share

  For the second quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which changed the standard for computing and presenting earnings per share. Earnings per share for periods prior to the second quarter of fiscal 1998 have been restated as required by SFAS 128. Diluted earnings per share exludes the effect of antidilutive stock options.


A reconciliation of the income available to common shareholders and number of common shares outranding follows:

                         For the quarter ended      For the six months ended
                       February 26,  February 27,  February 26,  February 27,
                               1998          1997          1998          1997
-----------------------------------------------------------------------------
Income available to
 common shareholders:
 Net income used for both
  basic and dilutive
  earnings per share      $  24,765     $  27,839     $  25,830     $  52,651
                          =========     =========     =========     =========
Common shares
 outstanding:
 Denominator for basic
  earnings per share -
  weighted average shares    95,622        92,988        95,587        92,726
 Effect of dilutive
  employee stock options        113           642           211           548
                          ---------     ---------     ---------     ---------
 Denominator for diluted
  earnings per share -
  adjusted weighted
  average shares and
  assumed conversions        95,735        93,630        95,798        93,274
                          =========     =========     =========     =========


Micron Electronics, Inc.
Notes to Financial Statements-Continued
(Tabular amounts in thousands)


12.  Commitments

  As of February 26, 1998, the Company had commitments of $13.6 million for equipment purchases and $0.8 million for construction of buildings. In addition, the Company is required to make minimum royalty payments under certain agreements and periodically enters into purchase commitments with certain suppliers.


13.  Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors" and in other Company filings with the Securities and Exchange Commission. All quarterly references are to the Company's fiscal periods ended February 26, 1998, August 28, 1997 or February 27, 1997, unless otherwise indicated.
All tabular dollar amounts are stated in thousands.


Overview

  Micron Electronics, Inc. and its subsidiaries (collectively, the "Company") manufacture electronic products and provide services for a wide range of computer and digital applications. The Company is a leading provider of PC systems and network servers through the direct sales channel in the United States and develops, markets, manufactures and supports PC systems for consumer, business, education and government use. The Company's SpecTek semiconductor memory products operation processes and markets various grades of memory products under the SpecTek brand name.
The Company is majority owned by Micron Technology, Inc ("MTI").


Results of Operations

  Net income for the second quarter of fiscal 1998 was $24.8 million, or $0.26 per diluted share, on net sales of $494.8 million compared to net income of $27.8 million, or $0.30 per diluted share, on net sales of $510.3 million for the second quarter of fiscal 1997. Net income for the first six months of fiscal 1998 was $25.8 million, or $0.27 per diluted share, on net sales of $1,053.7 million compared to net income of $52.7 million, or $0.56 per diluted share, on net sales of $931.3 million for the first six months of fiscal 1997.

  On February 26, 1998, the Company completed the sale of 90% of its interest in MCMS, Inc. ("MCMS"), formerly Micron Custom Manufacturing Services, Inc. and a wholly-owned subsidiary of the Company. The sale was structured as a recapitalization of MCMS (the "Recapitalization"), whereby Cornerstone Equity Investors IV, L.P. ("Cornerstone"), other investors and certain members of MCMS' management, including Robert F. Subia, then a director of the Company, acquired the 90% interest in MCMS. In exchange for the 90% interest in MCMS, the Company received $249.2 million in cash. Results of operations in the second quarter of fiscal 1998 include a pre-tax gain of $156.2 million ($94.5 million or $0.99 per diluted share, after taxes) realized from the sale. The Company's financial statements for the second quarter of fiscal 1998 include the results of MCMS' operation for that period. Subsequent to the Recapitalization of MCMS, the Company owned a 10% interest in MCMS which is accounted for by the Company on the cost basis. Accordingly, results of operations of MCMS subsequent to February 26, 1998 will be excluded from the Company's results of operations.

  Results of the Company's operations for the second quarter of fiscal 1998 also include significant operating losses from the Company's PC operation. Selling prices for the Company's notebook products in the second quarter of fiscal 1998 decreased to a level below the Company's cost. In addition, the Company wrote down the value of notebook PC inventories which the Company purchased as a result of an overly aggressive forecast. In February 1998, the Company announced it had taken several actions to realign the Company to concentrate on its core markets and customers, including the consolidation of its domestic and international operations and the reduction of approximately 10% of its workforce. As a result, the operating loss in the second quarter of fiscal 1998 includes a charge of $13.0 million for employee severance costs and other costs to consolidate the Company's PC operations.

Net Sales

  The following table summarizes the Company's net sales by product line:

                                    Second Quarter                            Six Months
                         ------------------------------------    -------------------------------------
                                 1998               1997                1998               1997
                         -----------------  -----------------    ------------------  -----------------
PC systems               $ 403,044   81.4%  $ 409,578   80.3%    $  862,084   81.8%  $ 755,485   81.1%
Contract manufacturing      71,522   14.5%     71,377   14.0%       141,723   13.5%    123,134   13.2%
SpecTek memory products     20,194    4.1%     29,319    5.7%        49,843    4.7%     52,673    5.7%
                         ---------  ------  ---------  ------    ----------  ------  ---------  ------
Total net sales          $ 494,760  100.0%  $ 510,274  100.0%    $1,053,650  100.0%  $ 931,292  100.0%
                         =========  ======  =========  ======    ==========  ======  =========  ======

  Personal Computer Systems   Net sales of PC systems were lower in the
second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 primarily as a result of an 11% decrease in average selling prices for the Company's PC systems, partially offset by a 7% increase in unit sales of PC systems. Net sales of PC systems were higher in the first six months of fiscal 1998 compared to the first six months of fiscal 1997 primarily as a result of a 20% increase in unit sales of PC systems and an increase in non-system revenue, partially offset by a 10% decrease in average selling prices for the Company's PC systems. Net sales of PC systems were 12% lower in the second quarter of fiscal 1998 compared to the first quarter of fiscal 1998 primarily as a result of a 10% decrease in unit sales of PC systems and a lower level of decline in non-system revenue.

  Sales to governmental entities, including prime contractors under certain federal government procurement programs, were 15%, 28% and 16% of total net sales of PC systems in the second quarter and first quarter of fiscal 1998 and second quarter of fiscal 1997, respectively. The level of the Company's governmental sales is dependent on the buying practices of governmental entities and the Company's participation in government contracts in the future, of which there can be no assurance. As a result, the level of such sales may vary from quarter to quarter and a significant decline could have a material adverse effect on the Company's business and results of operations. In particular, the Company is a supplier to a prime contractor to the U.S. Air Force under the Desktop V contract. The Company's sales under this contract represented 1.5% and 5.1% of total revenues from sales of PC systems in the second quarter and first six months of fiscal 1998, respectively. The Desktop V contract expires in April 1999.

  Unit sales of notebook systems were 15% and 14% of total unit sales of PC systems during the second quarter and first six months of fiscal 1998, respectively, compared to 10% and 9% in the corresponding periods in 1997. Average selling prices for the Company's notebook products were 19% and 23% lower in the second quarter and first six months of fiscal 1998, respectively, compared to the corresponding periods in fiscal 1997 primarily as a result of extremely intense price competition in the PC industry for notebook products.

  Contract Manufacturing   Revenues from the Company's MCMS operation were
relatively flat in the second quarter of fiscal 1998 compared to both the first quarter of fiscal 1998 and the second quarter of fiscal 1997, but were 15% higher in the first six months of fiscal 1998 compared to the first six months of fiscal 1997. Higher production volumes in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 were essentially offset by the effect on net sales of a shift toward and the decline in pricing for memory intensive products. For the first six months of fiscal 1998 compared to the first six months of fiscal 1997, the effect of higher production volumes exceeded the effect of declines in pricing for memory intensive products. Higher production volumes were achieved through the acquisition and utilization of additional manufacturing equipment and the upgrade of existing equipment at MCMS' contract manufacturing facilities. The Company completed the sale of 90% of its interest in MCMS on February 26, 1998.

  SpecTek Semiconductor Memory Products   Net sales of semiconductor memory
products were 31% and 5% lower in the second quarter and first six months of fiscal 1998, respectively, compared to the corresponding periods in fiscal 1997, primarily due to a significant decline in average selling prices partially offset by an increase in megabits of memory shipped. Average selling prices in the second quarter and first six months of fiscal 1998 were 61% and 48% lower, respectively, compared to the second quarter and first six months of fiscal 1997, while megabits of memory shipped in the second quarter and first six months of fiscal 1998 were 78% and 83% higher compared to the corresponding periods in fiscal 1997. The increase in megabits of memory shipped was primarily due to reduced component test times which resulted in increased throughput for substantially all memory products. During the first quarter of fiscal 1998, the Company began to transition production to Synchronous DRAM ("SDRAM") products, but net sales of SDRAM memory products in the second quarter of fiscal 1998 represented only 6% of total SpecTek sales of semiconductor memory products. The Company anticipates significant downward pressure on prices for future sales of semiconductor memory products. The Company's SpecTek semiconductor memory products results of operations are influenced by a number of factors including pricing for, and availability of, nonstandard semiconductor memory components. See "Certain Factors-SpecTek Semiconductor Memory Products Operation."

  Historically, a substantial majority of the semiconductor components used in the Company's SpecTek semiconductor memory products operation has been obtained from MTI. In the second quarter and first six months of fiscal 1998, the Company obtained 74% and 67%, respectively, of its components from MTI, compared to 81% and 77%, respectively, in the corresponding periods in fiscal 1997. In the first six months of fiscal 1998, the SpecTek semiconductor memory products operation obtained nearly 100% of its components from three sources, including MTI. Purchases from sources other than MTI are generally negotiated on a purchase order basis. There can be no assurance the Company will be able to negotiate future purchases from sources other than MTI on terms acceptable to the Company. Unless the Company is able to continue obtaining significant quantities of nonstandard semiconductor memory components from alternative sources, the Company's SpecTek semiconductor memory products operation could be limited by the volume of components supplied by MTI. Any reduction in the availability or functionality of nonstandard semiconductor memory components from the Company's suppliers could have a material adverse effect on the Company's business and results of operations. See "Certain Factors-SpecTek Semiconductor Memory Products Operation-Dependence on Component Recovery Agreement with MTI and -Memory Product Transition."

Gross Margin

                                     Second Quarter                           Six Months
                         ------------------------------------    ------------------------------------
                                1998                1997                1998                1997
                         ----------------    ----------------    ----------------   -----------------
                                     % of                % of                % of                % of
                           Amount   Sales      Amount   Sales      Amount   Sales      Amount   Sales
                         --------   -----    --------   -----    --------   -----   ---------   -----
PC systems               $ (6,262)  (1.6%)   $ 72,072   17.6%    $ 52,616    6.1%   $ 140,102   18.5%
Contract manufacturing      7,507   10.5%       9,401   13.2%      17,598   12.4%      15,981   13.0%
SpecTek memory products     3,213   15.9%      10,142   34.6%      11,458   23.0%      15,982   30.3%
                         --------            --------            --------           ---------
Total gross margin       $  4,458    0.9%    $ 91,615   18.0%    $ 81,672    7.8%   $ 172,065   18.5%
                         ========            ========            ========           =========

  Personal Computer Systems   The significant reduction in gross margins
from sales of PC systems in the second quarter of fiscal 1998 was principally attributable to a decline in average selling prices of the Company's notebook products. The Company's purchases of notebook products from third party suppliers have required volume and price commitments with long lead times. During the first and second quarters of fiscal 1998, the Company entered into arrangements to purchase notebook products at committed prices. As a result of the precipitous decline in industry-wide pricing for notebook products, the Company's selling prices for notebook products in the second quarter of fiscal 1998 declined to a level significantly below the Company's cost. As a result, the Company realized significant losses on notebook products sold during the second quarter of fiscal 1998 and wrote down the value of inventories to their current market value.

  The gross margin realized from sales of desktop products decreased significantly in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 due primarily to the effect of relatively higher levels of inventory. As a result of these higher levels of inventory, the Company was unable to realize the effect of component cost reductions.

  The Company expects to continue experiencing significant pressure on gross margins on sales of its PC systems as a result of intense price competition in the PC industry and consumer expectations of more powerful PC systems at lower prices. In addition, the Company's gross margin percentage will depend in large part on its ability to effectively forecast demand and manage its inventories of PC components. See "Certain Factors-Personal Computer Systems-Competition in the PC Industry" and "Certain Factors-Personal Computer Systems-Inventory Management."

  Contract Manufacturing   The gross margin percentage realized from the
Company's MCMS operation was lower in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 primarily as a result of a decrease in the overall complexity of the printed circuit board assemblies produced and an increase in revenues derived from turnkey assembly services.

  SpecTek Semiconductor Memory Products   The gross margin percentage
realized by the Company's SpecTek semiconductor memory products operation was lower in the second quarter and first six months of fiscal 1998 compared to the second quarter and first six months of fiscal 1997 primarily due to significantly lower average selling prices. Average selling prices for the Company's SpecTek semiconductor memory products were 61% lower in the second quarter of fiscal 1998 compared to the corresponding period in 1997 and 38% lower compared to the first quarter of fiscal 1998. The Company expects average selling prices for its SpecTek semiconductor memory products to continue to decline. As a result, the gross margin for the Company's SpecTek semiconductor memory products operation could decline further and adversely affect the Company's business and results of operations. See "Certain Factors-SpecTek Semiconductor Memory Products Operation-Pricing of Semiconductor Memory Products."

Selling, General and Administrative

                              Second Quarter                Six Months
                       --------------------------   --------------------------
                           1998  Change      1997      1998   Change      1997
                       --------------------------   --------------------------
Selling, general and
 administrative        $ 91,938   89.9%  $ 48,420   $164,196   82.6%  $ 89,899
as a % of net sales       18.6%              9.5%      15.6%              9.7%

  Selling, general and administrative expenses ("SG&A") were higher in the second quarter and first six months of fiscal 1998 compared to the corresponding periods in 1997 primarily as a result of higher levels of personnel, advertising and other costs associated with the Company's PC operation. SG&A expenses in the first six months of fiscal 1998 include costs associated with the Company's Japan PC call center operation opened in the second quarter of fiscal 1997 and the Company's NetFRAME enterprise server operation acquired in the fourth quarter of fiscal 1997.

Other Expense (Income), net

                              Second Quarter                Six Months
                       --------------------------   --------------------------
                           1998  Change      1997      1998   Change      1997
                       --------------------------   --------------------------
Other expense
 (income), net         $ 19,196   n/a       ($903)  $ 21,003   n/a     ($2,556)

  Other expense in the second quarter of fiscal 1998 included $13.0 million of costs associated with the Company's actions to realign its PC operations to concentrate on its core markets and customers. Such actions include the consolidation of the Company's domestic and international PC operations and the reduction of 10% of its workforce, or approximately 450 employees, from generally all areas of the Company.
Costs associated with the realignment include employee termination benefits of $6.7 million, the write-down of equipment and leasehold improvements and the write-off of current technologies and other intangible assets as a result of the consolidation of the Company's NetFRAME enterprise server operations. In addition, other operating expense for the first six months of 1998 included $5.2 million for the write-off of abandoned in-development software projects.

Research and Development

                              Second Quarter                Six Months
                       --------------------------   --------------------------
                           1998  Change      1997      1998   Change      1997
                       --------------------------   --------------------------
Research and
 development           $  3,759  263.5%  $  1,034   $  7,341  282.9%  $  1,917
as a % of net sales        0.8%              0.2%       0.7%              0.2%

  Research and development expenses were higher in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 primarily as a result of the development activities associated with the Company's NetFRAME enterprise server operation. The Company expects its future research and development expenses to be substantially lower as a percentage of net sales as a result of the reduction in force and the consolidation of its NetFRAME enterprise server operations.

Income Tax Provision

                              Second Quarter                Six Months
                       --------------------------   --------------------------
                           1998  Change      1997      1998   Change      1997
                       --------------------------   --------------------------
Income tax provision   $ 23,011  37.3%   $ 16,761   $ 23,707  (28.1%) $ 32,960

  The provision for income taxes for the second quarter and first six months of fiscal 1998 reflects the Company's effective tax rate of 39.5%, principally the federal statutory rate and the net effect of state taxes, plus $4.1 million for the write-off of a deferred tax asset relating to the Company's consolidation of its NetFRAME enterprise server operation. The effective tax rate of 38.5% in the first six months of fiscal 1997 principally reflected the federal statutory rate and the net effect of state taxes.

Liquidity and Capital Resources

  As of February 26, 1998, the Company had cash and equivalents of $341.1 million, representing an increase of $157.1 million compared to August 28, 1997. Principal sources of liquidity in the first six months of fiscal 1998 were $235.9 million of net proceeds realized from the sale of 90% of the Company's interest in MCMS, formerly a wholly-owned subsidiary of the Company, and $5.8 million from sales of property, plant and equipment. Principal uses of cash in the first six months of fiscal 1998 were property, plant and equipment expenditures of $44.5 million for expansion and capacity improvements of the Company's manufacturing operations, $33.5 million for operating activities and $6.3 million for the repayment of debt.

  The Company has an unsecured revolving credit facility, expiring June 2000, with a group of financial institutions which provides for borrowings of up to $130.0 million. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company. For the quarter ended February 26, 1998, the Company was in violation of its ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant, as calculated under the terms of the agreement, which excludes the effect of the gain from the sale of MCMS.
The Company obtained a waiver for the violation of such covenant. As a result, as of February 26, 1998, the Company was eligible to borrow approximately $30 million under the agreement, but had no borrowings outstanding.

  The Company's wholly-owned subsidiary, Micron Electronics Japan K.K., has an unsecured revolving credit facility with a financial institution, expiring June 1998, providing for borrowings of up to 1.5 billion Japanese yen (US$11.7 million at February 26, 1998). As of February 26, 1998, the Company was eligible to borrow the full amount under the agreement and had US$8.6 million outstanding.

  On October 11, 1996, the Company filed a registration statement with the Securities and Exchange Commission allowing for the issuance from time to time by the Company of debt and/or equity securities with a value of up to $75.0 million, of which $51.0 million has been issued.

  As of February 26, 1998, the Company had commitments of $14.4 million for capital expenditures for expansion and upgrade of facilities and equipment. The Company anticipates making capital expenditures in fiscal 1998 in excess of $70 million. The Company is constructing an approximately 325,000 square foot facility in Nampa, Idaho. This new facility is expected to provide space for the expansion of the Company's Nampa, Idaho PC operation and will provide space for possible future expansion.

  The Company expects that its future working capital requirements will continue to increase. The Company believes that currently available cash and cash equivalents, cash flows from operations, the Company's current credit facilities and equipment financings will be sufficient to fund its operations through fiscal 1998. However, maintaining an adequate level of working capital through the end of fiscal 1998 and thereafter will depend in large part on the success of the Company's products in the marketplace and the Company's ability to control inventory levels, component costs and other operating expenses. The Company may require additional financing for growth opportunities, including any internal expansion that the Company may undertake, expansion and capacity enhancements to additional sites, or strategic acquisitions or partnerships. There can be no assurance that any financing will be available on terms acceptable to the Company, if at all.

Certain Factors

  In addition to factors discussed elsewhere in this Form 10-Q and in other Company filings with the Securities and Exchange Commission, the following are important factors which could cause actual results or events to differ materially from the historical results of the Company's operations or those results or events contained in any forward-looking statements made by or on behalf of the Company.

General

 Fluctuations in Operating Results and Stock Price

  The Company's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, industry competition, the Company's ability to accurately forecast demand for its PC products, fluctuating market pricing for PCs and semiconductor memory products, the Company's ability to effectively manage inventory levels, the lead time and inventory exposure from shipments of products from OEM suppliers, fluctuating component costs, changes in product mix, inventory obsolescence, the timing of new product introductions by the Company and its competitors, availability and pricing of the memory components used by the Company's SpecTek semiconductor memory products operation, seasonal government purchasing cycles, manufacturing and production constraints, the effects of product reviews and industry awards, seasonal cycles common in the PC industry and critical component availability. As a result, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period. The trading price of the common stock of the Company is subject to significant fluctuations due to general market conditions and financial performance of the Company, MTI and other companies in the PC industry, announcements of technological innovations, new commercial products or new strategies by competitors, component availability and pricing or other factors.

 Management

  Historically, the Company has experienced expansion in the number of its employees, in the breadth and complexity of its management, in operating and financial information systems and in its geographic scope of operations. These expansions have resulted in new and increased responsibilities for the Company's management and has placed, and continues to place, significant demands upon the Company's management, operating and financial information systems and other resources and systems. The Company recently reduced its workforce by approximately 10%. There can be no assurance that such action will not place a strain on the Company's operation, which could have a material adverse effect on the Company's business and results of operations. The Company continues to consider various expansion alternatives, including expansion of facilities, acquisition or establishment of facilities in new geographic regions and certain strategic relationships. While the Company recently recruited five new executives, there can be no assurance that the Company's management resources, operating and financial information systems and other resources and systems will be adequate to support the Company's existing or future operations, the failure of which could have a material adverse effect on the Company's business and results of operations.

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

 MTI Ownership of Common Stock of the Company

  As of February 26, 1998, MTI owned 64% of the Company's outstanding common stock. In addition, four of the seven directors of the Company are also directors of MTI, including Steven R. Appleton, Chairman and Chief Executive Officer of MTI. So long as MTI continues to own a majority of the outstanding common stock of the Company, MTI will have the ability to control the outcome of matters requiring shareholder approval, including the election of directors, and generally will have the ability to control the management and certain financial and other affairs of the Company. Termination or modification of certain of the Company's arrangements with MTI resulting in terms less favorable to the Company could adversely affect the Company's business and results of operations. In the event that MTI's ownership of the Company were to decrease below certain levels, certain arrangements may be terminated by MTI, which could have a material adverse effect on the Company's business and results of operations. See "Intellectual Property Matters" and "SpecTek Semiconductor Memory Products Operation-Dependence on Component Recovery Agreement."

  The level of MTI's ownership of the common stock of the Company may limit the Company's ability to complete future equity financings. In addition, the sale on the open market of substantial amounts of shares of common stock of the Company currently held by MTI could adversely affect the prevailing market price of common stock of the Company. MTI's ability to sell shares of common stock of the Company, unless registered under the Securities Act of 1933, as amended (the "Securities Act"), is subject to volume and other restrictions pursuant to Rule 145 promulgated under the Securities Act.

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

 Year 2000

  Some computer software and hardware systems will require modification in order to remain fully operational after January 1, 2000. The Company is in the process of assessing the readiness of its internal computer systems and the systems of its key subcontractors and suppliers relative to the year 2000, as well as the readiness of its computer systems sold to customers. The Company expects to successfully implement modifications to its systems necessary to address year 2000 issues relating to its internal computer systems, and does not believe that the cost of such actions will have a material adverse effect on the Company's results of operations or financial condition. However, there can be no assurance that interruption of the Company's internal computer systems or systems of its subcontractors and suppliers will not occur or that the Company will not incur substantial costs to implement necessary changes to such systems. Although the Company does not anticipate incurring significant costs to modify computer systems sold to customers, there can be no assurance that significant costs will not be incurred. If the Company incurred substantial costs to implement necessary changes to its internal computer systems or in connection with any interruption of the Company's internal computer systems, there could be a material adverse effect on the Company's business and results of operations.

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

Personal Computer Systems

 Competition in the PC Industry

  The PC industry is highly competitive and has been characterized by intense pricing pressure, generally low gross margin percentages, rapid technological advances in hardware and software, frequent introduction of new products, and rapidly declining component costs. Competition in the PC industry is based primarily upon brand name recognition, performance, price, reliability and service and support. As a result of PC industry standards, the Company and its competitors use many of the same components, typically from the same set of suppliers, which limits the Company's ability to technologically and functionally differentiate its products.
The Company's sales of PC systems has historically benefited from increased name recognition and market acceptance of the Company's PC systems, primarily resulting from the receipt by the Company of awards from trade publications recognizing the price and performance characteristics of Micron brand PC systems and the Company's service and support functions. The Company competes with a number of PC manufacturers which sell their products primarily through direct channels, including Dell Computer, Inc. and Gateway 2000, Inc. The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, NEC Corporation and Toshiba Corporation among others, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, retail stores and direct sales forces. In addition, the Company expects to face increased competition in the U.S. direct sales market from foreign PC suppliers and from foreign and domestic suppliers of PC products that decide to implement, or devote additional resources to, a direct sales strategy. In order to gain an increased share of the United States PC direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market. Many of the Company's PC competitors have greater brand name recognition, offer broader product lines, have substantially greater financial, technical, marketing and other resources than the Company and may benefit from component volume purchasing and product and process technology license arrangements that are more favorable in terms of pricing and availability than the Company's arrangements. The failure of the Company to compete effectively in the marketplace could have an adverse effect on the Company's business and results of operations.

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

 Inventory Management

  The Company's ability to compete successfully in the PC market in the future will depend in large part on its ability to accurately forecast demand for its PC products and effectively manage its PC inventories. The Company's PC operations focus on the direct sale of assemble-to-order PC systems that feature components incorporating the latest technological developments in the PC industry. The Company has experienced in the past, and could experience in the future, excess PC inventories and inventory obsolescence resulting from, among other things, the Company's accuracy in forecasting demand for its PC products, the fast pace of technological developments in the PC industry and the short product life cycles of PC systems and components. In particular, the Company wrote down the value of its notebook inventories to then market values in the second quarter of fiscal 1998 as a result of an overly aggressive forecast. In addition, because high volumes of quality components are required for the manufacture of the Company's PC systems, the Company has experienced in the past, and expects to experience in the future, shortages and other supply constraints of key components. Such shortages or supply constraints have in the past adversely affected, and could in the future adversely affect, the Company's ability to ship products on schedule or at expected gross margins. To be successful in the future, the Company must accurately forecast demand for its PC products and obtain adequate, but not excessive, supplies of components to meet actual demand. The failure of the Company to manage its inventories effectively could result in excess PC inventories, inventory obsolescence, component shortages and untimely shipment of products, any of which could have a material adverse effect on the Company's business and results of operations.

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

  The Company's notebook PC systems are currently assembled by third-party manufacturers. These outsourcing arrangements and any future outsourcing arrangements that the Company may enter into may reduce the direct control the Company has over certain components and the assembly of such products. There can be no assurance that the Company's outsourcing arrangements will not result in quality problems or affect the Company's ability to ship such products on a timely basis or the flexibility of the Company to respond to changing market conditions. Moreover, although arrangements with such manufacturers may contain provisions for warranty obligations on the part of such manufacturers, the Company remains primarily responsible to the consumer for warranty obligations. Any unanticipated product defect or warranty obligation, whether pursuant to arrangements with third-party manufacturers or otherwise, could adversely affect the Company's business and results of operations.

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

SpecTek Semiconductor Memory Products Operation

 Dependence on Component Recovery Agreement with MTI

  Historically, a substantial majority of the components used in the Company's SpecTek semiconductor memory products operation has been obtained from MTI. The Company and MTI are parties to a Component Recovery Agreement, effective as of August 30, 1996 (the "Component Recovery Agreement"), under which MTI is required to deliver to the Company all of the nonstandard memory components produced at MTI's semiconductor manufacturing operations. The Company's cost of such components generally is determined as one-half of the operating income generated from the Company's SpecTek sales of semiconductor memory products supplied by MTI. The Component Recovery Agreement, which expires on September 2, 1999, may be terminated by MTI in the event that MTI's ownership of the Company falls below 30%. Expiration, termination or renegotiation of the Component Recovery Agreement could have a material adverse effect on the Company's business and results of operations.

  MTI is in the process of transitioning its semiconductor memory operations toward SDRAM from EDO memory products and toward 64 Meg from 16 Meg densities. The Company is unable to predict the impact these transitions will have on the volume or grade of nonstandard memory components supplied by MTI. Other changes in MTI's semiconductor manufacturing processes resulting in improvement of device yields and/or changes in the product mix or specifications of its memory components, or other changes or events at MTI adversely affecting its overall manufacturing output, could adversely affect the volume of nonstandard memory components supplied by MTI. There can be no assurance that MTI will continue to produce adequate volumes of nonstandard memory components to maintain the Company's SpecTek semiconductor memory products operation at existing or historic levels.

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

 Pricing of Semiconductor Memory Products

  Pricing for the Company's SpecTek semiconductor memory products fluctuates, to a large degree, based on industry-wide pricing for semiconductor memory products. The Company has experienced significant declines in the average selling prices of its SpecTek semiconductor memory products as industry-wide average selling prices for full specification semiconductor memory products experienced sharp declines. The Company believes that such decline in average selling prices of semiconductor memory products was due primarily to changes in the balance of supply and demand for these commodity products, and the Company is unable to predict the impact of semiconductor memory product market dynamics in future periods. Due to increased market risk associated with holding purchased memory components in inventory, the Company has experienced in the past, and may experience in the future, losses from write-downs of memory component inventories in periods of declining prices. Further declines in pricing for semiconductor memory products would likely result in declines in average selling prices of the Company's SpecTek semiconductor memory products, which could have a material adverse effect on the Company's business and results of operations.

 Memory Product Transition

  The semiconductor memory industry is characterized by, among other things, rapid technological change, frequent product introductions and enhancements, difficulties experienced in transitioning to new products, relatively short product life cycles and volatile market conditions.
During the first quarter of fiscal 1998, SpecTek began to transition production to Synchronous DRAM ("SDRAM") memory products. In addition, the Company anticipates beginning the initial phase of its transition to 64 Meg memory products. During periods of product transition, the Company's SpecTek semiconductor memory products operation has experienced in the past, and may experience in the future, significant increases in component test times and corresponding decreases in throughput. Future gross margins could be adversely affected if the Company is unable to effectively transition to new products in a timely fashion.

                        PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)  The following are filed as a part of this report:

  Exhibit  Description
  -------  --------------------------------------------------------------
  10.47 Form of Employment and Noncompete Agreement, with 12-month termination provision, for certain officers of the Registrant
  10.48 Form of Employment and Noncompete Agreement, with 6-month termination provision, for certain officers of the Registrant
  10.49 Addendum to Severance Agreement, dated January 23, 1998, by and between the Company and T. Erik Oaas
  10.50 Addendum to Severance Agreement, dated January 12, 1998, by and between the Company and Gregory D. Stevenson
  10.51 Termination Agreement, dated December 21, 1997, between the Company and Robert F. Subia
  10.52    Employment Offer, dated January 10, 1998, to Joel J. Kocher (1)
  27       Financial Data Schedule

  (1) Confidential treatment has been requested for certain portions of this document. Such portions have been redacted and marked with a double
XX. The non-redacted version of this document has been sent to the Securities and Exchange Commission pursuant to an application for confidential treatment.

  (b)  Reports on Form 8-K:

  On January 9, 1998, the Company filed a report on Form 8-K announcing it had entered into an agreement with Cornerstone Equity Investors IV, L.P. ("Cornerstone"), to sell a 90% interest in the Company's wholly-owned contract manufacturing subsidiary, Micron Custom Manufacturing Services, Inc.

  On January 22, 1998, the Company filed a report on Form 8-K announcing the appointment of Joel J. Kocher as President of the Company.

  On February 19, 1998, the Company filed a report on Form 8-K with an amendment to the agreement with Cornerstone.

  On March 13, 1998, the Company filed a report on Form 8-K announcing the completion of the sale of 90% of its interest in MCMS, Inc., formerly Micron Custom Manufacturing Services, Inc. and a wholly-owned subsidiary of the Company, for $249.2 million in cash.



















  Micron and Micron Electronics are trademarks of the Company, and NetFRAME and SpecTek are registered trademarks of the Company. All other product names appearing herein are for identification purposes only and may be trademarks of their respective companies.

                                SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MICRON ELECTRONICS, INC.
                              -----------------------------------------------
                              (Registrant)


Dated:  March 20, 1998
                              /s/  T. Erik Oaas
                              -----------------------------------------------
                              T. Erik Oaas, Executive Vice President Finance, and Chief Financial Officer (Principal Financial and Accounting Officer)