Form 10-Q
period 1998-05-28
MICRON ELECTRONICS INC
filed 1998-06-23
CIK 854460

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                                 FORM 10-Q



     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

     For the quarterly period ended               May 28, 1998
                                   ------------------------------------------

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





                              Micron Electronics, Inc.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)





               Minnesota                                 41-1404301
     ---------------------------------        -------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification No.)


     900 E. Karcher Road,  Nampa, Idaho                                 83687
     ------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip Code)


     Registrant's telephone number, including area code        (208) 898-3434
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

  The number of outstanding shares of the registrant's common stock as of June 15, 1998 was 95,676,457.

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Micron Electronics, Inc.
Statements of Operations
(Amounts in thousands, except per share amounts)

                              For the quarter ended  For the nine months ended
                               May 28,      May 29,       May 28,      May 29,
                                  1998         1997          1998         1997
------------------------------------------------------------------------------
Net sales                   $  340,760   $  511,394   $ 1,394,410  $ 1,442,686
Cost of goods sold             275,457      431,812     1,247,435    1,191,039
                            ----------   ----------   -----------  -----------
Gross margin                    65,303       79,582       146,975      251,647
Selling, general and
  administrative                63,259       50,139       227,455      140,038
Research and development         1,419        1,012         8,760        2,929
Other expense (income), net     (4,431)        (851)       16,572       (3,407)
                            ----------   ----------   -----------  -----------
Operating income (loss)          5,056       29,282      (105,812)     112,087
Gain on sale of MCMS common
  stock                              -            -       156,222            -
Interest income, net             4,743        2,679         8,926        5,485
                            ----------   ----------   -----------  -----------
Income before taxes              9,799       31,961        59,336      117,572
Income tax provision             3,871       12,305        27,578       45,265
                            ----------   ----------   -----------  -----------
Net income                  $    5,928   $   19,656   $    31,758  $    72,307
                            ==========   ==========   ===========  ===========
Earnings per share:
  Basic                     $     0.06   $     0.21   $      0.33  $      0.77
  Diluted                         0.06         0.20          0.33         0.77

Number of shares used in per
 share calculation:
  Basic                         95,672       95,490        95,616       93,647
  Diluted                       96,099       96,127        95,937       93,714



















The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Balance Sheets
(Dollars in thousands, except par value amounts)

                                                        May 28,     August 28,
As of                                                      1998           1997
------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                            $  289,028     $  183,935
Liquid investments                                       51,181         10,068
Receivables                                             118,645        223,476
Inventories                                              34,192        115,501
Deferred income taxes                                    31,772         26,240
Other current assets                                      2,437          3,928
                                                     ----------     ----------
  Total current assets                                  527,255        563,148

Property, plant and equipment, net                      145,090        191,536
Deferred income taxes                                     6,178              -
Other assets                                              3,038          3,662
                                                     ----------     ----------
  Total assets                                       $  681,561     $  758,346
                                                     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                $  203,098     $  304,608
Accrued licenses and royalties                           36,959         36,034
Current debt                                             15,092         18,622
                                                     ----------     ----------
  Total current liabilities                             255,149        359,264

Long-term debt                                           13,534         20,019
Deferred income taxes                                         -             86
Other liabilities                                        13,702         13,406
                                                     ----------     ----------
  Total liabilities                                     282,385        392,775
                                                     ----------     ----------

Commitments and contingencies

Common stock, $.01 par value, authorized 150.0
  million shares; issued and outstanding 95.7
  million and 95.6 million shares as of May 28,
  1998 and August 28, 1997, respectively                    957            956
Additional capital                                      121,224        120,108
Retained earnings                                       276,866        245,139
Cumulative foreign currency translation adjustment          129           (632)
                                                     ----------     ----------
  Total shareholders' equity                            399,176        365,571
                                                     ----------     ----------
  Total liabilities and shareholders' equity         $  681,561     $  758,346
                                                     ==========     ==========





The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Statements of Cash Flows
(Amounts in thousands)

Nine months ended                                  May 28, 1998   May 29, 1997
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $   31,758     $   72,307
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
     Depreciation and amortization                       29,904         25,200
     Gain on sale of MCMS common stock                 (156,222)             -
     Changes in assets and liabilities, net of
       the effect of the sale of
MCMS:
       Receivables                                       60,839         (9,035)
       Inventories                                       57,761        (17,790)
       Accounts payable and accrued expenses            (59,810)        11,564
       Accrued licenses and royalties                     1,043          7,581
       Deferred income taxes                             (9,671)        12,089
       Other                                             10,269         (2,076)
                                                     ----------     ----------
Net cash provided by (used for) operating
 activities                                             (34,129)        99,840
                                                     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment          (51,464)       (69,345)
Proceeds from sales of property, plant and equipment      5,830            694
Purchases of held-to-maturity investment securities     (40,792)             -
Proceeds from sale of MCMS common stock, net of cash    235,884              -
Other                                                    (1,664)          (591)
                                                     ----------     ----------
Net cash provided by (used for) investing activities    147,794        (69,242)
                                                     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                    173          5,568
Repayments of debt                                       (9,365)        (2,721)
Proceeds from issuance of common stock                    1,124         49,627
Purchase and retirement of stock                            (46)          (363)
Other                                                       (28)          (219)
                                                     ----------     ----------
Net cash provided by (used for) financing activities     (8,142)        51,892
                                                     ----------     ----------
Net increase in cash and cash equivalents               105,523         82,490
Effect of exchange rate changes on cash and cash
 equivalents                                               (430)             -
Cash and cash equivalents at beginning of period        183,935        115,839
                                                     ----------     ----------
Cash and cash equivalents at end of period           $  289,028     $  198,329
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

  This report on Form 10-Q for the third quarter ended May 28, 1998 should be read in conjunction with the Company's Report on Form 10-K for the fiscal year ended August 28, 1997. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated August 28, 1997. The Company's fiscal year is a 52 or 53 week period ending on the Thursday closest to August 31.

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

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements is also to be provided. SFAS No. 131 is effective for the Company in fiscal 1999 and the effect of adoption has not yet been determined.

  In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. SOP 98-1 is effective for the Company in fiscal 2000 and the timing and effect of adoption has not yet been determined.


2.   Gain on Sale of MCMS Common Stock

  On February 26, 1998, the Company completed the sale of 90% of its interest in MCMS, Inc. ("MCMS"), formerly Micron Custom Manufacturing Services, Inc. and a wholly-owned subsidiary of the Company. The sale was structured as a recapitalization of MCMS (the "Recapitalization"), whereby Cornerstone Equity Investors IV, L.P., other investors and certain members of MCMS' management, including Robert F. Subia, then a director of the Company, acquired the 90% interest in MCMS. In exchange for the 90% interest in MCMS, the Company received $249.2 million in cash. Results of operations for the first nine months of fiscal 1998 include a pre-tax gain of $156.2 million ($94.5 million or $0.99 per diluted share, after taxes) realized from the sale. Subsequent to the Recapitalization of MCMS, the Company owns a 10% interest in MCMS which is accounted for by the Company on the cost basis. Accordingly, results of operations of MCMS subsequent to February 26, 1998 have been excluded from the Company's results of operations.

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands)

3.   Receivables
                                                        May 28,     August 28,
                                                           1998           1997
------------------------------------------------------------------------------
Trade receivables                                    $  115,079     $  228,220
Receivables from affiliates, net                            351          4,227
Income taxes recoverable from parent corporation          2,532          1,377
Other                                                     6,963          4,341
Allowance for doubtful accounts                          (5,173)        (7,556)
Allowance for returns and discounts                      (1,107)        (7,133)
                                                     ----------     ----------
                                                     $  118,645     $  223,476
                                                     ==========     ==========

4.   Inventories
                                                        May 28,     August 28,
                                                           1998           1997
------------------------------------------------------------------------------
Raw materials and supplies                           $   16,604     $   81,505
Work in progress                                          6,256         11,601
Finished goods                                           11,332         22,395
                                                     ----------     ----------
                                                     $   34,192     $  115,501
                                                     ==========     ==========

5.   Property, Plant and Equipment
                                                        May 28,     August 28,
                                                           1998           1997
------------------------------------------------------------------------------
Land                                                 $    1,234     $    1,639
Buildings                                                32,851         44,403
Equipment and software                                  136,062        167,413
Assets in progress                                       38,457         42,586
                                                     ----------     ----------
                                                        208,604        256,041
Less accumulated depreciation and amortization          (63,514)       (64,505)
                                                     ----------     ----------
                                                     $  145,090     $  191,536
                                                     ==========     ==========

6.   Accounts Payable and Accrued Expenses
                                                        May 28,     August 28,
                                                           1998           1997
------------------------------------------------------------------------------
Trade accounts payable                               $  136,681     $  237,066
Payable to affiliates                                    15,042         10,971
Salaries, wages and benefits                             21,424         26,006
Income taxes payable                                      2,264          2,193
Equipment contracts payable                               6,501          2,139
Accrued warranty                                         16,068         12,988
Other                                                     5,118         13,245
                                                     ----------     ----------
                                                     $  203,098     $  304,608
                                                     ==========     ==========

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands)

7.   Debt
                                                        May 28,     August 28,
                                                           1998           1997
------------------------------------------------------------------------------
Notes payable in periodic installments through
  September 2001, weighted average interest rate
  of 7.65% and 7.52%, respectively                   $   17,302     $   22,644
Capitalized lease obligations payable in monthly
  installments through June 2000, interest rate
  of 7.28% and 7.28%, respectively                        4,828          5,881
Amounts outstanding under revolving loan agreement,
  due June 1999, variable interest of 1.23% and
  0.90%, respectively                                     6,496          9,283
Amounts outstanding under revolving loan agreement,
  due May 1998, variable interest of 7.63% at
  August 28, 1997                                             -            833
                                                     ----------     ----------
                                                         28,626         38,641
Less current portion                                    (15,092)       (18,622)
                                                     ----------     ----------
                                                     $   13,534     $   20,019
                                                     ==========     ==========

  On June 10, 1998, the Company replaced its credit facility with a $100 million unsecured revolving credit facility, expiring June 2001, with a group of financial institutions. Under the new facility, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company. The Company is eligible to borrow the full amount under the new facility.

  The Company's wholly-owned subsidiary, Micron Electronics Japan K.K., has an unsecured revolving credit facility with a financial institution, expiring June 1999, providing for borrowings of up to 1.5 billion Japanese yen (US$10.8 million at May 28, 1998). As of May 28, 1998, the Company was eligible to borrow the full amount under the facility and had US$6.5 million outstanding.

  Certain of the Company's notes payable are collateralized by equipment with a total cost of $21.5 million and accumulated depreciation of $8.2 million as of May 28, 1998.


8.   Other Expense (Income), Net

  During the third quarter of fiscal 1998, the Company recognized a one-time benefit resulting from a net rebate of $4.4 million, before taxes, associated with a change of providers of on-site service contracts for the Company's domestic desktop installed base. Other expense in the first nine months of fiscal 1998 included $13.0 million of costs associated with the Company's actions taken in the second quarter of fiscal 1998 to realign its PC operations to concentrate on its core markets and customers. Such actions included the consolidation of the Company's domestic and international PC operations and the reduction of 10% of its workforce, or approximately 450 employees, from generally all areas of the Company.
Costs associated with the realignment included employee termination benefits of $6.7 million, the write-down of equipment and leasehold improvements and the write-off of current technologies and other intangible assets as a result of the consolidation of the Company's NetFRAME enterprise server operations. As of May 28, 1998, essentially all of the 450 employees had been terminated and the remaining liability of $2.9 million for termination benefits is expected to be paid in the fourth quarter of fiscal 1998. Other operating expense for the first nine months of fiscal 1998 also includes $5.2 million for the write-off of abandoned in-development software projects.

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands)

9.   Transactions with Affiliates
                              For the quarter ended  For the nine months ended
                               May 28,      May 29,       May 28,      May 29,
                                  1998         1997          1998         1997
------------------------------------------------------------------------------
Net sales                     $    592    $   5,949     $  18,430    $  19,446
Inventory purchases              6,080       27,357        26,699       64,242
Component recovery agreement
 expenses                        7,671       17,449        22,612       32,910
Administrative services and
 other expenses                    115          706         1,206        2,033
Property, plant and equipment
 purchases                           -          330           577          859
Property, plant and equipment
 sales                               -            2         5,307          123
Construction management
 services                          103          287           213          911

  The above transactions with affiliates include those of MCMS up to February 26, 1998.


10.  Income Taxes

  The provision for income taxes for the third quarter and first nine months of fiscal 1998 reflects the Company's effective tax rate of 39.5%, principally the federal statutory rate and the net effect of state taxes, plus $4.1 million for the write-off in the second quarter of fiscal 1998 of a deferred tax asset relating to the Company's consolidation of its NetFRAME enterprise server operation. The effective tax rate of 38.5% for the third quarter and first nine months of fiscal 1997 principally reflected the federal statutory rate and the net effect of state taxes.


11.  Earnings Per Share

  During the second quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which changed the standard for computing and presenting earnings per share. Earnings per share for periods prior to the second quarter of fiscal 1998 have been restated as required by SFAS 128. Diluted earnings per share excludes the effect of antidilutive employee stock options.

  A reconciliation of the income available to common shareholders and number of common shares outstanding follows:

                              For the quarter ended  For the nine months ended
                               May 28,      May 29,       May 28,      May 29,
                                  1998         1997          1998         1997
------------------------------------------------------------------------------
Income available to common
 shareholders:
  Net income used for both
   basic and diluted
   earnings per share         $  5,928     $ 19,656      $ 31,758    $ 72,307
                              ========     ========      ========    ========
Common shares outstanding:
  Denominator for basic
   earnings per share -
   weighted average shares      95,672       95,490        95,616      93,647
  Effect of dilutive employee
   stock options                   427          637           321          67
                              --------     --------      --------    --------
  Denominator for diluted
   earnings per share -
   adjusted weighted average
   shares and assumed
   conversions                  96,099       96,127        95,937      93,714
                              ========     ========      ========    ========

Micron Electronics, Inc.
Notes to Financial Statements Continued
(Tabular amounts in thousands)


12.  Commitments

  As of May 28, 1998, the Company had commitments of $6.1 million for equipment purchases and $1.7 million for construction of buildings. In addition, the Company is required to make minimum royalty payments under certain agreements and periodically enters into purchase commitments with certain suppliers.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors" and in other Company filings with the Securities and Exchange Commission. All quarterly references are to the Company's fiscal periods ended May 28, 1998, February 26, 1998 or May 29, 1997, unless otherwise indicated. All tabular dollar amounts are stated in thousands.


Overview

  Micron Electronics, Inc. and its subsidiaries (collectively, the "Company") manufacture electronic products and provide services for a wide range of computer and digital applications. The Company is a leading provider of PC systems and network servers through the direct sales channel and develops, markets, manufactures and supports PC systems for consumer, business, education and government use. The Company's SpecTek semiconductor memory products operation processes and markets various grades of memory products under the SpecTek brand name. The Company is majority owned by Micron Technology, Inc. ("MTI").


Results of Operations

  Net income for the third quarter of fiscal 1998 was $5.9 million, or $0.06 per diluted share, on net sales of $340.8 million compared to net income of $19.7 million, or $0.20 per diluted share, on net sales of $511.4 million for the third quarter of fiscal 1997. Net income for the first nine months of fiscal 1998 was $31.8 million, or $0.33 per diluted share, on net sales of $1,394.4 million compared to net income of $72.3 million, or $0.77 per diluted share, on net sales of $1,442.7 million for the first nine months of fiscal 1997.

  On February 26, 1998, the Company completed the sale of 90% of its interest in MCMS, Inc. ("MCMS"), formerly Micron Custom Manufacturing Services, Inc. and a wholly-owned subsidiary of the Company. The sale was structured as a recapitalization of MCMS (the "Recapitalization"), whereby Cornerstone Equity Investors IV, L.P., other investors and certain members of MCMS' management, including Robert F. Subia, then a director of the Company, acquired the 90% interest in MCMS. In exchange for the 90% interest in MCMS, the Company received $249.2 million in cash. Results of operations of the Company for the first nine months of fiscal 1998 include a pre-tax gain of $156.2 million ($94.5 million or $0.99 per diluted share, after taxes) realized from the sale. The Company's financial statements include the results of MCMS' operation through the date of sale.
Subsequent to the Recapitalization of MCMS, the Company owns a 10% interest in MCMS which is accounted for by the Company on the cost basis. Accordingly, results of operations of MCMS subsequent to the sale have been excluded from the Company's results of operations.

Net Sales

  The following table summarizes the Company's net sales by product line:

                                    Third Quarter                            Nine Months
                        ------------------------------------   --------------------------------------
                               1998              1997                 1998                1997
                        -----------------  -----------------   ------------------  ------------------
PC systems              $ 317,654   93.2%  $ 382,321   74.8%   $1,179,738   84.6%  $1,137,806   78.8%
SpecTek memory products    23,106    6.8%     46,508    9.1%       72,949    5.2%      99,181    6.9%
Contract manufacturing          -      -      82,565   16.1%      141,723   10.2%     205,699   14.3%
                        ---------  ------  ---------  ------   ----------  ------  ----------  ------
Total net sales         $ 340,760  100.0%  $ 511,394  100.0%   $1,394,410  100.0%  $1,442,686  100.0%
                        =========  ======  =========  ======   ==========  ======  ==========  ======

  Personal Computer Systems   Net sales of PC systems were lower in the
third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 primarily as a result of a 15% decline in average selling prices for the Company's PC systems combined with a 6% decrease in unit sales of PC systems. Net sales of PC systems were 4% higher in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 primarily as a result of an increase in non-system revenue and a 11% increase in unit sales of PC systems, partially offset by an 11% decrease in average selling prices for the Company's PC systems. Net sales of PC systems were 21% lower in the third quarter of fiscal 1998 compared to the second quarter of fiscal 1998 primarily as a result of a 14% decrease in unit sales of PC systems.

  Sales to governmental entities, including prime contractors under certain federal government procurement programs, were 22% of total net sales of PC systems in the third quarter and first nine months of fiscal 1998 compared to 21% in the corresponding periods of fiscal 1997. The level of the Company's governmental sales is dependent on the buying practices of governmental entities and the Company's participation in government contracts in the future, of which there can be no assurance. As a result, the level of such sales may vary from quarter to quarter and a significant decline could have a material adverse effect on the Company's business and results of operations. In particular, the Company has been a supplier to a prime contractor to the U.S. Air Force under the Desktop V contract. The Company's sales under this contract represented 3% and 4% of total revenues from sales of PC systems in the third quarter and first nine months of fiscal 1998, respectively. The Company does not expect a significant level of future sales under this arrangement. The Company was, however, recently selected as a direct supplier to the Air Force under a blanket purchase agreement. There can be no assurance of future sales to the U.S. Air Force at levels approximating historic levels, or at all.

  Unit sales of notebook products were 15% and 14% of total unit sales of PC systems during the third quarter and first nine months of fiscal 1998, respectively, compared to 11% and 10% in the corresponding periods in 1997. Average selling prices for the Company's notebook products were 33% and 26% lower in the third quarter and first nine months of fiscal 1998, respectively, compared to the corresponding periods in fiscal 1997, primarily as a result of extremely intense price competition in the PC industry for notebook products coupled with the Company's end of life strategy for certain notebook products while executing a major transition of its notebook family.

  Contract Manufacturing   The Company completed the sale of 90% of its
interest in MCMS on February 26, 1998. Accordingly, results of operations of MCMS subsequent to February 26, 1998 have been excluded from the Company's results of operations.

  SpecTek Semiconductor Memory Products   Net sales of semiconductor memory
products were 50% and 26% lower in the third quarter and first nine months of fiscal 1998, respectively, compared to the corresponding periods in fiscal 1997, primarily due to a significant decline in average selling prices partially offset by increases in megabits of memory sold. Average selling prices in the third quarter of fiscal 1998 were 73% lower compared to the third quarter of fiscal 1997, while megabits of memory sold in the third quarter of fiscal 1998 were 87% higher compared to the corresponding period in fiscal 1997. The increase in megabits of memory sold was primarily due to reduced component test times which resulted in increased throughput for substantially all memory products. During the first quarter of fiscal 1998, the Company began to transition production to Synchronous DRAM ("SDRAM") products. Net sales of SDRAM memory products in the third quarter of fiscal 1998 represented 31% of total SpecTek sales of semiconductor memory products. As is typical with product transitions, the Company may experience volatility in its test times and yields on less mature products which would have a corresponding effect on the level of output. Such volatility could have a material adverse effect on the Company's business and results of operations. The Company expects average selling prices for its SpecTek semiconductor memory products to continue to decline. The Company's SpecTek semiconductor memory products results of operations are influenced by a number of factors including pricing for, and availability of, nonstandard semiconductor memory components. See "Certain Factors SpecTek Semiconductor Memory Products Operation."

  Historically, a substantial majority of the semiconductor components used in the Company's SpecTek semiconductor memory products operation has been obtained from MTI. In the third quarter and first nine months of fiscal 1998, the Company obtained 83% and 75%, respectively, of its components from MTI, compared to 76% and 77%, respectively, in the corresponding periods in fiscal 1997. In the first nine months of fiscal 1998, the SpecTek semiconductor memory products operation obtained substantially all of its components from three sources, including MTI. Purchases from sources other than MTI are generally negotiated on a purchase order basis. There can be no assurance the Company will be able to negotiate future purchases from sources other than MTI on terms acceptable to the Company. Unless the Company is able to continue obtaining significant quantities of nonstandard semiconductor memory components from alternative sources, the Company's SpecTek semiconductor memory products operation could be limited by the volume of components supplied by MTI. Any reduction in the availability or functionality of nonstandard semiconductor memory components from the Company's suppliers could have a material adverse effect on the Company's business and results of operations. See "Certain Factors SpecTek Semiconductor Memory Products Operation Dependence on Component Recovery Agreement with MTI and Memory Product Transition."

Gross Margin

                                    Third Quarter                            Nine Months
                         -----------------------------------   --------------------------------------
                               1998              1997                 1998                1997
                         ----------------  -----------------   ------------------  ------------------
                                     % of               % of                 % of                % of
                           Amount   Sales     Amount   Sales      Amount    Sales     Amount    Sales
                         --------   -----   --------   -----   ---------    -----  ---------    -----
PC systems               $ 61,183   19.3%   $ 55,645   14.6%   $ 113,799     9.6%  $ 195,747    17.2%
SpecTek memory products     4,120   17.8%     16,525   35.5%      15,578    21.4%     32,507    32.8%
Contract manufacturing          -     n/a      7,412    9.0%      17,598    12.4%     23,393    11.4%
                         --------           --------           ---------           ---------
Total gross margin       $ 65,303   19.2%   $ 79,582   15.6%   $ 146,975    10.5%  $ 251,647    17.4%
                         ========           ========           =========           =========

  Personal Computer Systems   Gross margin in the third quarter of fiscal
1998 as a percentage of net sales was higher than the third quarter of fiscal 1997 and the second quarter of fiscal 1998, primarily as a result of the effect of improved inventory management as exhibited by the Company's lower level of PC inventories at the end of its third fiscal quarter.

  The Company enters into arrangements to purchase notebook products at committed prices. As a result of the precipitous decline in industry-wide pricing for notebook products and the Company's anticipated transition to next-generation notebook products in the third quarter of fiscal 1998, the Company's selling prices for notebook products in the second quarter of fiscal 1998 declined to a level significantly below the Company's cost.
The Company realized significant losses on notebook products sold during the second quarter of fiscal 1998 and wrote down the value of remaining notebook inventories at second quarter end to their then estimated net realizable values. Average selling prices for notebook products in the third quarter of fiscal 1998 were higher than the prices anticipated in the write-down of such products in the second quarter of fiscal 1998. As a result, the gross margin percentage realized on $48 million of sales of these notebook products in the third quarter of fiscal 1998 was approximately 34%, thereby having favorable effects on the Company's gross margin and net income for the quarter. The Company's gross margin on PC systems other than these notebook products was approximately 17% of applicable net sales in the third quarter of fiscal 1998.

  The Company expects to continue to experience significant pressure on selling prices and gross margins on sales of its PC systems as a result of intense price competition in the PC industry and consumer expectations of more powerful PC systems at lower prices. In addition, the Company's gross margin percentage will depend in large part on its ability to effectively forecast demand and manage its inventories of PC components. See "Certain Factors Personal Computer Systems Competition in the PC Industry" and "Certain Factors Personal Computer Systems Inventory Management."

  Contract Manufacturing   The Company completed the sale of 90% of its
interest in MCMS on February 26, 1998. Accordingly, results of operations of MCMS subsequent to February 26, 1998 have been excluded from the Company's results of operations.

  SpecTek Semiconductor Memory Products   The gross margin percentage
realized by the Company's SpecTek semiconductor memory products operation was lower in the third quarter and first nine months of fiscal 1998 compared to the third quarter and first nine months of fiscal 1997 primarily due to significantly lower average selling prices. Average selling prices in the third quarter of fiscal 1998 were 73% lower compared to the third quarter of fiscal 1997. The Company expects average selling prices for its SpecTek semiconductor memory products to continue to decline. As a result, the gross margin for the Company's SpecTek semiconductor memory products operation could decline further and adversely affect the Company's business and results of operations. See "Certain Factors SpecTek Semiconductor Memory Products Operation Pricing of Semiconductor Memory Products."

Selling, General and Administrative

                                  Third Quarter                       Nine Months
                         ------------------------------     ------------------------------
                              1998   Change        1997          1998   Change        1997
                         ------------------------------     ------------------------------
Selling, general and
  administrative         $  63,259    26.2%   $  50,139     $ 227,455    62.4%   $ 140,038
as a % of net sales          18.6%                 9.8%         16.3%                 9.7%

  Selling, general and administrative expenses ("SG&A") were higher in the third quarter and first nine months of fiscal 1998 compared to the corresponding periods in 1997 primarily as a result of higher levels of advertising, personnel and other costs associated with the Company's PC operation. SG&A expenses were lower in the third quarter of fiscal 1998 compared to the $91.9 million in the second quarter of fiscal 1998, primarily as a result of the Company's increased efforts beginning at the end of the second quarter to lower its overall cost structure. SG&A expenses in the first nine months of fiscal 1998 include costs associated with the Company's NetFRAME enterprise server operation acquired in the fourth quarter of fiscal 1997.

Research and Development

                                  Third Quarter                       Nine Months
                         ------------------------------     ------------------------------
                             1998    Change        1997         1998     Change       1997
                         ------------------------------     ------------------------------
Research and development $  1,419     40.2%   $   1,012     $  8,760     199.1%   $  2,929
as a % of net sales          0.4%                  0.2%         0.6%                  0.2%

  Research and development expenses were relatively flat in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 but significantly higher in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 primarily as a result of the development activities associated with the Company's NetFRAME enterprise server operation.

Other Expense (Income), net

                                  Third Quarter                       Nine Months
                         ------------------------------     ------------------------------
                             1998                  1997         1998                  1997
                         ------------------------------     ------------------------------
Other expense (income),
 net                     ($ 4,431)              ($  851)    $ 16,572              ($ 3,407)

  During the third quarter of fiscal 1998, the Company recognized a one-time benefit resulting from a net rebate of $4.4 million, before taxes, associated with a change of providers of on-site service contracts for the Company's domestic desktop installed base. In addition, other expense in the first nine months of fiscal 1998 includes $13.0 million of costs associated with the Company's actions taken in the second quarter of fiscal 1998 to realign its PC operations to concentrate on its core markets and customers. Other operating expense for the first nine months of 1998 also includes $5.2 million for the write-off of capitalized costs associated with abandoned in-development software projects.

Income Tax Provision

                                  Third Quarter                       Nine Months
                         ------------------------------     ------------------------------
                            1998      Change       1997         1998     Change       1997
                         ------------------------------     ------------------------------
Income tax provision     $ 3,871      (68.5%)  $ 12,305     $ 27,578     (39.1%)  $ 45,265


  The provision for income taxes for the third quarter and first nine months of fiscal 1998 reflects the Company's effective tax rate of 39.5% principally the federal statutory rate and the net effect of state taxes, plus $4.1 million for the write-off in the second quarter of fiscal 1998 of a deferred tax asset relating to the Company's consolidation of its NetFRAME enterprise server operation. The effective tax rate of 38.5% for the third quarter and first nine months of fiscal 1997 principally reflected the federal statutory rate and the net effect of state taxes.


Liquidity and Capital Resources

  As of May 28, 1998, the Company had cash, cash equivalents and liquid investments of $340.2 million, representing an increase of $146.2 million compared to August 28, 1997. Principal sources of liquidity in the first nine months of fiscal 1998 were $235.9 million of net proceeds realized from the sale of 90% of the Company's interest in MCMS, formerly a wholly-owned subsidiary of the Company, and $5.8 million from sales of property, plant and equipment. Principal uses of cash in the first nine months of fiscal 1998 were cash used in operations of $34.1 million, property, plant and equipment expenditures of $51.5 million for expansion and capacity improvements of the Company's manufacturing operations and $9.4 million for the repayment of debt.

  On June 10, 1998, the Company replaced its credit facility with a $100 million unsecured revolving credit facility, expiring June 2001, with a group of financial institutions. Under the new facility, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company. The Company is eligible to borrow the full amount under the new facility.

  The Company's wholly-owned subsidiary, Micron Electronics Japan K.K., has an unsecured revolving credit facility with a financial institution, expiring June 1999, providing for borrowings of up to 1.5 billion Japanese yen (US$10.8 million at May 28, 1998). As of May 28, 1998, the Company was eligible to borrow the full amount under the facility and had US$6.5 million outstanding.

  On October 11, 1996, the Company filed a registration statement with the Securities and Exchange Commission allowing for the issuance from time to time by the Company of debt and/or equity securities with a value of up to $75.0 million, of which $51.0 million has been issued.

  As of May 28, 1998, the Company had commitments of $7.8 million for capital expenditures for expansion and upgrade of facilities and equipment.

  The Company expects that its future working capital requirements will continue to increase. The Company believes that currently available cash, cash equivalents and liquid investments, cash flows from operations and the Company's current credit facilities will be sufficient to fund its operations through fiscal 1999. However, maintaining an adequate level of working capital through the end of fiscal 1999 and thereafter will depend in large part on the success of the Company's products in the marketplace and the Company's ability to control component costs and other operating expenses. The Company may require additional financing for future growth opportunities, including any internal expansion that the Company may undertake, expansion and capacity enhancements to additional sites, or strategic acquisitions or partnerships. There can be no assurance that any existing or future financing will be available on terms acceptable to the Company, if at all.


Certain Factors

  In addition to factors discussed elsewhere in this Form 10-Q and in other Company filings with the Securities and Exchange Commission, the following are important factors which could cause actual results or events to differ materially from the historical results of the Company's operations or those results or events contemplated in any forward-looking statements made by or on behalf of the Company.

General

 Fluctuations in Operating Results and Stock Price

  The Company's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, industry competition, the Company's ability to accurately forecast demand and selling prices for its PC products, fluctuating market pricing for PCs and semiconductor memory products, seasonal government purchasing cycles, inventory obsolescence, the Company's ability to effectively manage inventory levels, changes in product mix, manufacturing and production constraints, fluctuating component costs, the effects of product reviews and industry awards, availability and pricing of the memory components used by the Company's SpecTek semiconductor memory products operation, critical component availability, seasonal cycles common in the PC industry and the timing of new product introductions by the Company and its competitors. As a result, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period. The trading price of the common stock of the Company is subject to significant fluctuations due to general market conditions and financial performance of the Company, MTI and other companies in the PC industry, announcements of technological innovations, new commercial products or new strategies by competitors, component availability and pricing, and other factors.

 Management

  Historically, the Company has experienced expansion in the number of its employees, in the breadth and complexity of its operations, in operating and financial information systems and in its scope of operations. These expansions have resulted in new and increased responsibilities for the Company's management and have placed, and continue to place, significant demands upon the Company's management, operating and financial information systems and other resources and systems. On June 22, 1998, the Company announced the retirement of its chief executive officer and chairman of the board and the election of its president and chief operating officer as chairman of the board, chief executive officer, president and chief operating officer. The Company recently reduced its workforce. There can be no assurance that such actions will not place a strain on the Company's operation, which could have a material adverse effect on the Company's business and results of operations. The Company continues to consider various expansion alternatives, including expansion of facilities, acquisition or establishment of facilities in new geographic regions and certain strategic relationships. While the Company recently hired a number of new executives and recently initiated a reorganization of its operation along its customer segments, there can be no assurance that the Company's management resources, operating and financial information systems and other resources and systems will be adequate to support the Company's existing or future operations, the failure of which could have a material adverse effect on the Company's business and results of operations.

 Intellectual Property Matters

  It is common in the electronics industry for patent, trademark and other intellectual property rights claims to be asserted against companies, including component suppliers and PC manufacturers. Periodically, the Company is made aware that technology used by the Company may infringe on intellectual property rights held by others. The Company evaluates all such claims and, if necessary and appropriate, seeks to obtain licenses for the continued use of such technology. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for alleged infringement prior to the balance sheet date. The Company would be placed at a competitive disadvantage if it were unable to obtain such licenses upon terms at least as favorable as those experienced by the Company's competitors. The Company has entered into several intellectual property license agreements, which generally require periodic royalty payments and are subject to expiration at various times. The Company is unable to predict whether any of these license agreements can be obtained or renewed on terms acceptable to the Company. If the Company or its suppliers are unable to obtain licenses necessary to use intellectual property in their products or processes, the Company may be forced to market products without certain technological features or software, discontinue sales of certain of its products and/or defend legal actions taken against it relating to allegedly protected technology. The inability of the Company to obtain licenses necessary to use certain technology, or an inability to obtain such licenses on competitive terms, or any litigation determining that the Company, in the manufacture or sale of its products, has infringed on the intellectual property rights of third parties could have a material adverse effect on the Company's business and results of operations.

  The Company, as a majority-owned subsidiary of MTI, is licensed under certain agreements between MTI and third parties. The Company makes payments to MTI relating to certain agreements. The Company's rights under such agreements may be terminated by MTI in the event that the Company is no longer a majority-owned subsidiary of MTI. In the event of any such termination, the inability of the Company independently to obtain such rights on similar terms could have a material adverse effect on the Company's business and results of operations.

 MTI Ownership of Common Stock of the Company

  As of May 28, 1998, MTI owned 64% of the Company's outstanding common stock. In addition, four of the six directors of the Company are also directors of MTI, including Steven R. Appleton, Chairman and Chief Executive Officer of MTI. So long as MTI continues to own a majority of the outstanding common stock of the Company, MTI will have the ability to control the outcome of matters requiring shareholder approval, including the election of directors, and generally will have the ability to control the management and certain financial and other affairs of the Company. Termination or modification of certain of the Company's arrangements with MTI resulting in terms less favorable to the Company could adversely affect the Company's business and results of operations. In the event that MTI's ownership of the Company were to decrease below certain levels, certain arrangements may be terminated by MTI, which could have a material adverse effect on the Company's business and results of operations. See "Intellectual Property Matters" and "SpecTek Semiconductor Memory Products Operation Dependence on Component Recovery Agreement with MTI."

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

 Dependence on Key Personnel

  The future success of the Company will depend, in part, on its ability to attract and retain key management, technical and sales and marketing personnel. The Company attempts to enhance its management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. There is competition for such personnel in the electronics industries, and the Company's inability to retain employees and attract and retain sufficient additional employees, and information technology, engineering and technical support resources, could have a material adverse effect on the Company's business and results of operations. The Company does not currently maintain "key man" life insurance with respect to any of its employees. There can be no assurance that the Company will not lose key personnel or that the loss of any key personnel will not have a material adverse effect on the Company's business and results of operations. In particular, on June 22, 1998, the Company announced the retirement of its chief executive officer and chairman of the board and the election of its president and chief operating officer as chairman of the board, chief executive officer, president and chief operating officer.

 Year 2000

  Some computer software and hardware systems will require modification in order to remain fully operational after December 31, 1999. The Company is in the process of assessing the readiness of its internal computer systems and the systems of its key subcontractors and suppliers relative to the year 2000, as well as the readiness of its computer systems sold to customers. The Company expects to successfully implement modifications to its systems necessary to address year 2000 issues relating to its internal computer systems, and does not believe that the cost of such actions will have a material adverse effect on the Company's results of operations or financial condition. However, there can be no assurance that interruption of the Company's internal computer systems or systems of its subcontractors and suppliers will not occur or that the Company will not incur substantial costs to implement necessary changes to such systems. If the Company incurred substantial costs to implement necessary changes to its internal computer systems or in connection with any interruption of the Company's internal computer systems, there could be a material adverse effect on the Company's business and results of operations. Although the Company does not anticipate that significant costs will be incurred to address year 2000 issues with respect to computer systems sold to customers, there can be no assurance that significant costs will not be incurred.

Personal Computer Systems

 Competition in the PC Industry

  The PC industry is highly competitive and has been characterized by intense pricing pressure, generally low gross margin percentages, rapid technological advances in hardware and software, frequent introduction of new products, and rapidly declining component costs. Competition in the PC industry is based primarily upon brand name recognition, performance, price, reliability and service and support. As a result of PC industry standards, the Company and its competitors use many of the same components, typically from the same set of suppliers, which limits the Company's ability to technologically and functionally differentiate its products.
The Company's sales of PC systems have historically benefited from increased name recognition and market acceptance of the Company's PC systems, primarily resulting from the receipt by the Company of awards from trade publications recognizing the price and performance characteristics of Micron brand PC systems and the Company's service and support functions. The Company competes with a number of PC manufacturers which sell their products primarily through direct channels, including Dell Computer, Inc. and Gateway 2000, Inc. The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, NEC Corporation and Toshiba Corporation among others, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, retail stores and direct sales forces. In addition, the Company expects to face increased competition in the U.S. direct sales market from foreign PC suppliers and from foreign and domestic suppliers of PC products that decide to implement, or devote additional resources to, a direct sales strategy. In order to gain an increased share of the United States PC direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market or may have pricing strategies influenced by relative fluctuations in the U.S. dollar compared to other currencies. Many of the Company's PC competitors have greater brand name recognition and market share, offer broader product lines, have substantially greater financial, technical, marketing and other resources than the Company and may benefit from component volume purchasing and product and process technology license arrangements that are more favorable in terms of pricing and availability than the Company's arrangements. In addition, the Company may be at a relative cost disadvantage to certain of its competitors as a result of the Company's U.S. dollar denominated purchases of PC components during a period of relative weakening of the U.S. dollar. The failure of the Company to compete effectively in the marketplace could have an adverse effect on the Company's business and results of operations.

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

 Inventory Management

  The Company's ability to compete successfully in the PC market in the future will depend in large part on its ability to accurately forecast demand for its PC products and effectively manage its PC inventories. The Company's PC operations focus on the direct sale of assemble-to-order PC systems that feature components incorporating the latest technological developments in the PC industry. The Company has experienced in the past, and could experience in the future, excess PC inventories and inventory obsolescence resulting from, among other things, the Company's inaccuracy in forecasting demand for its PC products, the fast pace of technological developments in the PC industry and the short product life cycles of PC systems and components. In particular, the Company wrote down the value of its notebook inventories at the end of the second quarter of fiscal 1998 to their then estimated net realizable values as a result of an overly aggressive forecast. In addition, because high volumes of quality components are required for the manufacture of the Company's PC systems, the Company has experienced in the past, and expects to experience in the future, shortages and other supply constraints of key components. Such shortages or supply constraints have in the past adversely affected, and could in the future adversely affect, the Company's ability to ship products on schedule or at expected gross margins. To be successful in the future, the Company must accurately forecast demand for its PC products and obtain adequate, but not excessive, supplies of components to meet actual demand. The failure of the Company to manage its inventories effectively could result in excess PC inventories, inventory obsolescence, component shortages and untimely shipment of products, any of which could have a material adverse effect on the Company's business and results of operations.

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

  The Company's notebook products are currently assembled by third-party manufacturers. These outsourcing arrangements and any future outsourcing arrangements that the Company may enter into may reduce the direct control the Company has over certain components and the assembly of such products. There can be no assurance that the Company's outsourcing arrangements will not result in quality problems or affect the Company's ability to ship such products on a timely basis or the flexibility of the Company to respond to changing market conditions. Moreover, although arrangements with such manufacturers may contain provisions for warranty obligations on the part of such manufacturers, the Company remains primarily responsible to the consumer for warranty obligations. Any unanticipated product defect or warranty obligation, whether pursuant to arrangements with third-party manufacturers or otherwise, could adversely affect the Company's business and results of operations.
 State Taxation

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

  MTI is in the process of transitioning its semiconductor memory operations toward SDRAM from EDO memory products and toward 64 Meg from 16 Meg densities. Such transition may have a significant adverse impact on the volume or grade of nonstandard memory components supplied by MTI. Other changes in MTI's semiconductor manufacturing processes resulting in improvement of device yields and/or changes in the product mix or specifications of its memory components, or other changes or events at MTI adversely affecting its overall manufacturing output, could adversely affect the volume of nonstandard memory components supplied by MTI. There can be no assurance that MTI will continue to produce adequate volumes of nonstandard memory components to maintain the Company's SpecTek semiconductor memory products operation at existing or historic levels.

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

 Pricing of Semiconductor Memory Products

  Pricing for the Company's SpecTek semiconductor memory products fluctuates, to a large degree, based on industry-wide pricing for semiconductor memory products. The Company has experienced significant declines in the average selling prices of its SpecTek semiconductor memory products as industry-wide average selling prices for full specification semiconductor memory products experienced sharp declines. The Company believes that such declines in average selling prices of semiconductor memory products was due primarily to changes in the balance of supply and demand for these commodity products and changes in relative weakness or strength of certain currencies, and the Company is unable to predict the impact of semiconductor memory product market dynamics in future periods. Due to increased market risk associated with holding purchased memory components in inventory, the Company has experienced in the past, and may experience in the future, losses from write-downs of memory component inventories in periods of declining prices. Further declines in pricing for semiconductor memory products would likely result in declines in average selling prices of the Company's SpecTek semiconductor memory products, which could have a material adverse effect on the Company's business and results of operations.

 Memory Product Transition

  The semiconductor memory industry is characterized by, among other things, rapid technological change, frequent product introductions and enhancements, difficulties experienced in transitioning to new products, relatively short product life cycles and volatile market conditions.
During the first quarter of fiscal 1998, SpecTek began to transition production to Synchronous DRAM ("SDRAM") memory products. Net sales of SDRAM memory products in the third quarter of fiscal 1998 represented 31% of total SpecTek sales of semiconductor memory products. In addition, the Company anticipates beginning the initial phase of its transition to 64 Meg memory products during the fourth quarter of fiscal 1998, which will require significant investments in new capital equipment. During periods of product transition, the Company's SpecTek semiconductor memory products operation has experienced in the past, and may experience in the future, significant increases in component test times and corresponding decreases in throughput. Future gross margins could be adversely affected if the Company is unable to effectively transition to new products in a timely fashion.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  Not applicable.

                        PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)  The following are filed as a part of this report:

  Exhibit  Description
  -------  --------------------------------------------------------------
  10.53 Credit Agreement, dated June 10, 1998, between the Company and certain financial institutions named therein
  27       Financial Data Schedule
  27.1     Restated Financial Data Schedule for the Six Months Ended
           February 27, 1997


   (b)  Reports on Form 8-K:

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


                              MICRON ELECTRONICS, INC.
                              (Registrant)


Dated:  June 22, 1998
                              /s/  T. Erik Oaas
                              -----------------------------------------------
                              T. Erik Oaas, Executive Vice President Finance, and Chief Financial Officer
                              (Principal Financial and Accounting Officer)