Form 10-K
period 1998-09-03
MICRON ELECTRONICS INC
filed 1998-10-06
CIK 854460

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                Form 10-K



          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended September 3, 1998

                     Commission File Number: 0-17932

                        Micron Electronics, Inc.
         -----------------------------------------------------
         (Exact name of registrant as specified in its charter)

             Minnesota                          41-1404301
   ------------------------------            -----------------
   (State or other jurisdiction              (I.R.S. Employer
 of incorporation or organization)          Identification No.)

                 900 E. Karcher Road, Nampa, Idaho 83687
      ------------------------------------------------------------
      (Address, including Zip Code, of principal executive offices)

                             (208) 898-3434
          ---------------------------------------------------
          (Registrant's telephone number, including area code)

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

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 2, 1998 was $571.4 million.

  The number of outstanding shares of the registrant's Common Stock on October 2, 1998 was 95,883,154.

                   DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the registrant's 1998 Annual Meeting of Shareholders, to be held on November 23, 1998, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

  Statements contained in this Form 10-K that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors" and in other Company filings with the Securities and Exchange Commission.

GENERAL

  Micron Electronics, Inc. and its subsidiaries (hereinafter referred to collectively as "Micron" or the "Company") is the third largest provider of personal computers sold through the direct channel. The Company develops, manufactures, markets and supports electronic products for a broad range of computing and digital applications. The Company custom builds a wide variety of notebook and desktop PC systems and servers for its core customers in consumer, commercial and public sectors. The Company's SpecTek semiconductor memory products operation recovers memory components for specific applications. The Company is majority owned by Micron Technology, Inc. ("MTI").

  The Company's solid technological background, combined with a focus on performance, is the basis for providing maximum value to its customers.
The Company provides quality manufacturing by integrating innovative product design with the latest technological features and is recognized by independent authorities for setting industry standards with an aggressive development and application of leading-edge technology in the computers and components manufactured. The Company also regularly receives recognition and wins awards from industry publications for its responsive, accommodating customer service and technical support.

  The Company was formed through the April 7, 1995, merger of three businesses: Micron Computer, Inc., Micron Custom Manufacturing Services, Inc., and ZEOS International, Ltd. On February 26, 1998, the Company completed the sale of 90% of its interest in MCMS, Inc. ("MCMS"), a custom manufacturer of complex printed circuit boards and other custom products for original equipment manufacturers and formerly a wholly-owned subsidiary of the Company.

PERSONAL COMPUTER SYSTEMS

Products and Services

  The Company develops, markets, manufactures, sells and supports a wide range of memory intensive, high performance desktop and notebook PC systems and network servers under the Micron and NetFRAME brand names and sells and supports a variety of additional peripherals, software and services. The Company's PC systems use Pentium, Pentium Pro and Pentium II microprocessors manufactured by Intel Corporation ("Intel") and are assembled to order with differing memory and storage configurations as well as various operating systems and application software. The Company also offers a variety of other components and peripherals with its PC systems and network servers, including monitors, modems, graphics cards, accelerators and CD-ROM and DVD drives. The Company's current product lines include the following:

  Desktops and Managed PCs

  Millennia.   Targeted for technology-savvy consumers and "driven" users in business and government, the Millennia line of PC systems has been the Company's best-selling product in recent periods. The Millennia Max, the latest generation Millennia, is powered by Intel's Pentium II microprocessor and latest chipset and includes an award-winning graphics card with 8 MB memory, a 32-bit ATA hard drive controller supporting burst mode data transfers of 33.3 MBps and a storage capacity of up to 14 GB, and a slot-fed second-generation DVD-ROM drive. The Millennia Max can be configured with up to 384 MB 100Mhz SDRAM. The Company's additional Millennia products can be configured utilizing the Company's new MicroTower case, designed for cost savings while maintaining power and performance. The Millennia products are also available in configurations utilizing the new Intel Celeron processor with 128KB cache onboard for cost-effective computing without compromising performance.

  ClientPro.   The ClientPro is the Company's flexible and affordable line of managed PCs designed as a network solution for businesses demanding computing stability and performance. The ClientPro simplifies asset management and network administration and provides reliable, adaptable computing to support a clean migration strategy. The Company's ClientPro line can be configured with Intel's latest Pentium II or Celeron microprocessors and is available in a mini tower or the Company's new MicroTower case. Utilizing SDRAM memory, AGP chipsets and built-in advanced network manageability, ClientPro managed PCs are an exceptional business desktop solution.

  Notebooks

  GoBook.   The GoBook is the Company's line of thin notebook products weighing as little as 4.4 lbs. with a 1.35" thin profile. The GoBook2 features the Intel mobile 233Mhz, 266Mhz or all-new 300Mhz Pentium II microprocessor and 12.1" display and can be equipped with up to 96 MB of EDO memory, a unique battery base, CD-ROM drives, additional hard drives and network and modem cards. The Company's original GoBook product line incorporates Intel mobile 266Mhz Pentium microprocessors with MMX technology, a 12.1" display, and can be configured with an optional battery base offering up to 11 hours of battery life. The Micron GoBook can also be purchased with the Executive Desktop Package featuring a multimedia port replicator and matching black monitor, keyboard and mouse.

  TransPort Trek.   The Micron TransPort Trek2 and TransPort Trek are
designed for affordable desktop-like performance for business applications. The Micron TransPort Trek2 incorporates the Intel mobile 233Mhz, 266Mhz or 300Mhz Pentium II microprocessor and includes a 14.1" display, multiple media bays, 24X CD-ROM, two Universal Serial Bus interfaces and a modular Lithium Ion battery. The Micron TransPort Trek incorporates Intel's 233Mhz Pentium microprocessor with MMX technology, a 12.1" display, 24X CD-ROM, Universal Serial Bus interface and a modular Lithium Ion battery.

  Servers

  NetFRAME 2100 and 3100.   The Company's entry-level NetFRAME 2100-series
and mid-entry NetFRAME 3100-series workgroup servers are cost-effective server solutions specifically designed for small to medium sized businesses and for decentralized remote locations and departments. The 2100 and 3100 servers feature Intel Pentium II microprocessors in configurations ranging from 333Mhz to 450Mhz, remote server management functionality, ECC SDRAM, five expansion slots and can be configured to run single or dual processors. The NetFRAME 3100 can accept up to five hot-swappable hard drives and the NetFRAME 2100 can accept up to six 68-pin hard drives.

  NetFRAME 6200 and MV5000.   The Company's NetFRAME 6200-series servers
are a reliable, affordable high-end solution built on the latest Intel processor technology. The NetFRAME 6200 is a flexible server solution for typical business applications such as Web Internet/Intranet, print/file, or groupware applications. The NetFRAME 6200 offers maximum performance with support for up to four Intel 400 Mhz Pentium II Xeon processors with 1 MB level-2 cache and can be configured with up to 4 GB of ECC EDO DRAM and a 100 MHz Front Side Bus. For maximum uptime, the NetFRAME 6200 server comes with six one-inch SCA hot-swappable Ultra-2 Wide LVDS hard drives allowing up to 54 GB maximum hard drive space. The NetFRAME 6200 server is fully wired to support a RAID card that can utilize two on-board SCSI chips. The NetFRAME 6200 server ships standard with Intel's LANDesk Server Manager, overseeing all of the server's hardware instrumentation including voltage monitoring, fan tachometer, thermal monitoring and chassis intrusion. In addition, LANDesk controls all event and alerting capabilities including automatic server recovery, paging, e-mail and system reboot.

  The NetFRAME 6200 is the first full-featured server to be fully qualified and validated with 3Com's Gigabit EtherLink Server network interface card. Gigabit Ethernet provides the scalability and performance necessary to meet the increasing demands on today's networks. This new backbone technology allows larger networks to exchange information at 1,000 Mbps, approximately 10 times faster than the current standard Fast Ethernet. Businesses networked with the NetFRAME 6200 can now take full advantage of bandwidth-intensive applications such as full-motion video, video conferencing and video editing.

  The Company's NetFRAME MV5000 and MV5001 servers utilize increased bandwidths and a higher level of redundancy for data-intensive applications. These rack-mountable MV5000 and MV5001 departmental servers feature the Intel 300Mhz or 333Mhz Pentium II microprocessor with MMX technology, ECC SDRAM memory, dual-chambered chassis to hold up to three redundant, hot-swappable power supplies and up to ten hot-swappable hard drives and are designed to be upgraded to run dual processors. The NetFRAME MV5000 is the industry's first network server to integrate a high-performance Intel i960 I/O processor on the server motherboard, enabling it to provide superior performance without requiring costly add-in cards. I2O architecture is an industry initiative that promotes the interoperability, performance and ease-of-use of I/O systems.

  Parts and Upgrades

  The Company also offers an extensive array of peripherals and software to its customers through the Micron Additions program and a dedicated sales force. The Company offers competitively priced printers, scanners, monitors, memory upgrades, storage devices, processor overdrives, modems video cards and other multi-media peripherals. Customers can also purchase current software titles and a variety of networking hardware.

  MPower Program

  The Company's new MPower program is a comprehensive PC lifecycle management program to address personal computer obsolescence, upgrading and financing tailored specifically to meet the needs of businesses and consumers. MPower is a program for managing computer obsolescence, financing, leasing and upgrading that gives customers flexibility and the best value for their IT dollar and includes the following components:

  MPower and PowerXchange.   Businesses and consumers can immediately trade-
in existing desktop and notebook systems, including from Micron or any other major brand of computer systems, and receive rebates based on the wholesale value of the system toward a new Micron notebook or desktop computer system.

  MPower Obsolescence Protection.   Any new Micron system purchase is
eligible for trade-in anytime from 12 to 48 months from the date of purchase. Customers are rebated the wholesale value towards their next Micron computer systems.

  MPower TechRefresh Lease.   A flexible business leasing program that
provides options for customers to upgrade their systems during the lease term, generally from 12 to 48 months. The trade-in rebate for the computer systems can be built-in to the lease, resulting in lower monthly payments than with other financing options.

  MPower Term Financing.   Offering consumers competitive rates for
financing terms ranging from 12 to 84 months.

  MPower 60 Days/Six Months Same-As-Cash.   Businesses can get the benefits
of new technology immediately by taking delivery of new Micron systems and then having up to 60 days to pay the balance without finance charges. In addition, the Company offers qualified individuals an exclusive six months same-as-cash program.

  MPower Green Recycling.   Under MPower, the Company will arrange for
disposal of obsolete PCs in a cost effective and environmentally friendly way. As part of the program, the Company provides rebates and free disposal to customers trading in five or more 486 or lower class PCs as long as they deploy an equivalent number of new Micron machines.

Manufacturing and Materials

  The Company's PC manufacturing process is designed to provide custom-configured products to its customers, and includes assembling components, loading software and testing each system prior to shipment. The Company's PC systems are generally assembled to order ("ATO") in its ISO 9001-certified manufacturing facility based on customer specifications. Parts and components required for each customer order are selected from inventory and are prepared for assembly into a customized PC system. Inventories of certain components are staged for system assembly at their point of use. The Company's ATO manufacturing process promotes rapid inventory turnover and reduced inventory levels, while allowing the Company to efficiently manufacture customized computer systems. The Company's desktop PC systems and servers are generally assembled in its own facilities while its notebook PC systems, designed and including feature sets defined by the Company, are assembled by third-party suppliers and tested according to the Company's standards. Following assembly, PC systems are powered up, loaded with software and subjected to certain diagnostic tests, including evaluation of each system's functionality and quality. Upon completion of the process, PC systems undergo a final inspection, after which the systems are packaged and shipped to customers.

  The Company focuses on providing PC systems that feature components and software incorporating the latest technological developments in the PC industry. The microprocessors used in the Company's PC systems are manufactured exclusively by Intel and a significant portion of the random access memory ("RAM") used in Micron PC systems is supplied by MTI. The Company generally relies on MTI to supply the latest memory densities and configurations available. The Company also relies to a certain extent upon its suppliers' abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the PC industry. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors-Personal Computer Systems-Dependence on Key Sources of Supply."

Marketing and Sales

  The Company's direct marketing approach is aimed toward PC users and companies who evaluate products based on performance, price, reliability, service and support. The Company's customers are comprised primarily of consumers and commercial and public entities. The Company markets its PC systems primarily by strategically placing advertisements in personal computer trade publications, submitting its products for review and evaluation by these publications and advertising its products in certain newspapers and other publications and on its home page on the Internet.
The Company also markets its PC systems through direct-mail campaigns and sells a limited number of PCs through its factory outlet stores located in Idaho and Utah. In addition, the Company sells its PC systems through strategic relationships with third parties having large government procurement contracts. Pricing and terms for such procurement contracts are generally subject to renegotiation or termination by third parties and governmental entities. The Company's field sales force focuses primarily on soliciting and servicing the emerging "mid market" comprised of medium and small sized businesses. In addition, the Company's Micron Advantage program allows commercial customers to take advantage of services including custom software installation and configuration and access to inventories of systems pre-built to customer specifications to ensure rapid product delivery. Finally, the Company seeks the evaluation of its operation by external organizations in order to provide independent assurance of product reliability, customer service and support and business continuity for its commercial customers.

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

  Direct sales orders are received primarily via telephone, facsimile, the Company's custom MicronOpt configurator on its home page on the Internet (www.micronpc.com) and through its direct sales force. Micron sales representatives assist customers in determining system configuration, compatibility and current pricing. Customers generally order systems configured with varying feature sets differentiated by microprocessor speed, hard drive capacity, amount of memory, monitor size and resolution and bundled software, as well as other features. The Company's NetFRAME enterprise servers are sold primarily through the Company's direct sales force and through value-added resellers ("VARs") worldwide. Typically, the Company's sales force arranges sales with end customers for NetFRAME servers. Actual sales are generally made through VARs who provide service, support and integration services to the customer.

Product Warranties and Technical Support

  The Company believes that PC product warranties and technical support programs are key factors in achieving desired levels of customer satisfaction. The key elements of the Company's PC product warranties and service and support programs are as follows:

  30-Day Money Back Guarantee.   Customers may generally return PC products
purchased from the Company within 30 days after shipment for a full refund of the purchase price.

  Micron Power Limited Warranty.   Desktop and notebook PC systems and
servers are generally sold with the Micron Power limited warranty, consisting of a five-year limited warranty on the microprocessor and main memory and a three-year limited warranty on the remaining hardware. The Micron Power limited warranty covers repair or replacement for defects in workmanship or materials.

  Technical Service & Support.   Through various programs, the Company
offers its customers and business partners various levels of standard and customized support services including extended on-site service for one to three years, 24-hour toll-free telephone support in the U.S., one business day turnaround for support via e-mail. In addition, many of the Company's server products can be purchased with on-site support ranging from one to three years and with as fast as four-hour response time for business critical server applications; specialized network operating system support, optional incident resolutions for Novell IntranetWare or Microsoft Windows NT Server software available 24 hours a day, seven days a week, 365 days per year; and server/workstation set-up to ensure proper operation and configuration of LAN installations.

  The Company offers telephone access to toll-free technical support services in the United States. Micron's technical support and customer service representatives respond to a variety of inquiries from customers, including questions concerning the Company's product offerings, customer order status and post-installation hardware and software issues. Many customer inquiries are resolved over the telephone without the need to repair or replace system components. When repairs are necessary, the Company may ship a replacement part or system and advise customers via telephone regarding installation, or a customer may elect to ship a system directly to the Company for repair. Technical support services are also provided through the Company's home page on the Internet. These services enable a customer to access system-specific information and recent software updates for many of the software programs and drivers included with Micron PC systems. Customers also have an option to purchase on-site service from a third-party service provider.

  Certain Micron PC systems are sold with system diagnostic and repair software that has been customized for the Company's products. The diagnostic software is capable of remote contact with the Company's database that allows for proper identification and resolution of certain system problems including set-up parameters, configuration conflicts and updated BIOS.

Backlog

  Levels of unfilled orders for PC systems fluctuate depending upon component availability, demand for certain products, the timing of large volume customer orders and the Company's production schedules. Customers frequently change delivery schedules and orders depending on market conditions and other reasons and the Company allows the cancellation of unfilled orders without penalty any time prior to shipment. As of September 3, 1998, the Company had unfilled orders for PC systems of approximately $22 million compared to $42 million as of August 28, 1997. The Company anticipates that substantially all of the unfilled orders as of September 3, 1998, other than those subsequently canceled, will be shipped within 30 days. The Company believes that backlog is not indicative of actual sales of any succeeding period.

Competition

  The PC industry is highly competitive and has been characterized by intense pricing pressure, generally low gross margin percentages, rapid technological advances in hardware and software, frequent introduction of new products, and rapidly declining component costs. Competition in the PC industry is based primarily upon brand name recognition, performance, price, reliability and service and support. The Company's sales of PC systems have historically benefited from increased name recognition and market acceptance of the Company's PC systems, primarily resulting from the receipt by the Company of awards from trade publications recognizing the price and performance characteristics of Micron brand PC systems and the Company's service and support functions. The Company competes with a number of PC manufacturers, which sell their products primarily through direct channels, including Dell Computer, Inc. and Gateway 2000, Inc. The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, NEC Corporation and Toshiba Corporation among others, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, retail stores and direct sales forces. See "Certain Factors-Personal Computer Systems-Competition."

SPECTEK SEMICONDUCTOR MEMORY PRODUCTS

Products

  The Company's SpecTek semiconductor memory products operation processes and markets various grades of memory products under the SpecTek brand name in either component or module form. Memory components are obtained from semiconductor memory manufacturers and tested and graded to their highest level of functionality. Higher-grade components meeting industry specifications are available for use in memory modules for computer systems. Certain lower grade components may be used in nonstandard memory modules or sold to strategic OEM customers for use in specific applications. By working closely with its customers to develop new applications utilizing its memory components, the Company is able to offer reliable low cost memory solutions and increase component and product compatibility for its OEM customers.

  The Company and MTI are parties to a Component Recovery Agreement, expiring on September 2, 1999, under which MTI is required to deliver to the Company all of the nonstandard memory components produced at MTI's semiconductor manufacturing operations. Expiration, termination or renegotiation of the Component Recovery Agreement could have a material adverse effect on the
Company's business and results of operations.   A substantial majority of the
semiconductor components used in the Company's SpecTek semiconductor memory products operation is obtained from MTI. In 1998, 1997 and 1996, the Company obtained 75%, 74% and 61%, respectively, of its components from MTI, and in 1998, obtained nearly 100% of its components from three sources, including MTI. The Company and MTI are parties to a Component Recovery Agreement, expiring on September 2, 1999, under which MTI is required to deliver to the Company all of the nonstandard memory components produced at MTI's semiconductor manufacturing operations. Purchases from sources other than MTI are generally negotiated on a purchase order basis. There can be no assurance the Company will be able to negotiate future purchases on terms acceptable to the Company from MTI after the expiration of the Component Recovery Agreement or from third party sources. Any reduction in the availability or functionality of nonstandard semiconductor memory components from the Company's suppliers could have a material adverse effect on the Company's business and results of operations. See "Certain Factors-SpecTek
Semiconductor Memory Products Operation-Dependence on Component Recovery Agreement with MTI and -Memory Product Transition."

Manufacturing and Materials

  The Company's SpecTek semiconductor memory products operation requires a significant investment in sophisticated testing hardware and software and expertise in semiconductor memory products and manufacturing processes.
The semiconductor memory manufacturing process involves a highly complex series of steps performed to create specific electronic features on silicon wafers. Recovery of memory components within the semiconductor manufacturing process is generally performed at two stages: the wafer probe stage and the test stage. The first test of electrical functionality in the semiconductor memory manufacturing process is performed at the wafer probe stage, where die not meeting certain functionality or performance characteristics are segregated while those die which potentially meet full performance specifications continue on in the manufacturing process to assembly and test. Although a majority of the Company's memory components are identified by semiconductor memory manufacturers during the test function, the Company maintains personnel in MTI's semiconductor memory manufacturing facility to identify nonstandard die at the wafer probe stage which may qualify for recovery. Once nonstandard die are identified as recoverable at the wafer probe stage, the die are assembled and delivered to the Company for testing and grading.

  Upon delivery to the Company, memory components are grouped according to device and package type and staged for a specific sequence of electrical, environmental and mechanical tests identified for that group. The Company's test and product engineers develop the complex testing algorithms and procedures necessary to recover semiconductor memory components on a cost-effective basis. The Company's engineers also develop and implement proprietary software and hardware modifications to automated test and handling equipment. Test and product engineers develop burn-in testing procedures in order to increase assurance of reliability for devices being processed. Throughout the testing process, semiconductor memory components are graded in an effort to segregate less functional components and to minimize additional testing with respect to such components. The Company strives to maintain close working relationships between its engineering staff and its customers, and modifies its test procedures and test specifications to ensure generally memory components properly address customer performance requirements. Once all electrical and environmental testing is accomplished, the devices are subjected to automated and visual inspection to verify that the devices meet mechanical and cosmetic specifications relating to package, mark and device lead integrity.

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

  Pricing for the Company's SpecTek memory products fluctuates, to a large degree, based on industry-wide pricing for semiconductor memory products. In recent years, the Company experienced significant declines in the average selling prices of its memory products as industry-wide average selling prices for full specification semiconductor memory products experienced a sharp decline. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors-SpecTek Semiconductor Memory Products Operation-Pricing of Semiconductor Memory Products."

Product Warranties

  The Company typically offers a one-year limited warranty on its SpecTek memory products. Longer warranties are generally offered only in special circumstances. Although the Company's historical warranty claims with respect to SpecTek memory products have not been material, there can be no assurance that the Company will not experience significant future warranty claims with respect to these products.

Backlog

  The Company's SpecTek memory product customers generally do not order with long lead times, and orders are frequently placed with a provision to renegotiate price at or near the time of shipment. Therefore, the Company does not believe any backlog of orders for its SpecTek memory products is firm or a reliable indication of actual sales for any succeeding period.

Competition

  The principal competitive factors in the Company's SpecTek semiconductor memory products operation are access to sources of semiconductor memory components, testing capabilities, memory component prices and applications engineering. The price of nonstandard memory components is directly influenced by the price of full specification memory components. As higher density memory devices become more prevalent and error correction technologies and solutions improve, semiconductor memory manufacturers have sought ways to recover a portion of their manufacturing costs through recovery of nonstandard DRAM components. Certain manufacturers have established internal capabilities and independent companies are pursuing opportunities to recover, test and market nonstandard memory components.
As more semiconductor memory manufacturers recover nonstandard memory components, the pressure on the remaining manufacturers may increase to develop similar programs, whether internal or external, in order to generate revenue from their nonstandard memory components. In addition to supplying nonstandard memory components in the market, in-house component recovery operations eliminate a potential source of supply to the Company. Upon termination or expiration of the Component Recovery Agreement, MTI could develop its own component recovery operation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors-SpecTek Semiconductor Memory Products Operation-Dependence on Component Recovery Agreement with MTI."

EXPORT SALES

  The Company's consolidated export sales totaled $157 million, $143 million and $181 million in fiscal 1998, 1997 and 1996, respectively. Export sales are denominated primarily in United States dollars.

INTELLECTUAL PROPERTY

  As of September 3, 1998, the Company owned approximately 39 U.S. patents and 5 foreign patents. In addition, the Company has 24 patent applications allowed and awaiting issuance and has 438 patent applications pending with the United States Patent and Trademark Office. The Company is the holder of a number of trademarks and registered trademarks and intends to continue to seek protections on its significant patentable technology and trademarks. It is common in the electronics industry for patent, trademark and other intellectual property rights claims to be asserted against companies, including component suppliers and PC manufacturers. Periodically, the Company is made aware that technology used by the Company may infringe on intellectual property rights held by others. The Company evaluates all such claims and, if necessary and appropriate, seeks to obtain licenses for the continued use of such technology. The Company has entered into several intellectual property agreements, and as a majority-owned subsidiary of MTI, is licensed under certain license agreements between MTI and third parties. The Company's rights under license agreements between MTI and third parties may terminate in the event that the Company is no longer a majority-owned subsidiary of MTI. Intellectual property agreements and license agreements generally require one-time or periodic royalty payments and are subject to expiration at various times. If the Company or its suppliers are unable to obtain licenses necessary to use intellectual property in their products or processes, the Company may be forced to market products without certain technological features or software, discontinue sales of certain of its products and/or defend legal actions taken against it relating to allegedly protected technology. See "Certain Factors-General-Intellectual Property Matters."

RESEARCH AND DEVELOPMENT

  The Company's research and development group, which had approximately 35 employees as of September 3, 1998, focuses its efforts on PC systems, including: computer system architecture, core logic chip sets, motherboards; PC BIOS development; and other PC-related products. This group assists the Company's PC operations and its suppliers to maximize the performance of new technologies in the PC industry. This group focuses its efforts on development of technology in the desktop, workstation and servers product lines. Such technologies include ease of use software; the Samurai chipset with 64-bit PCI and 66MHz PCI; and the NetFRAME triple-peer PCI bus architecture allowing hot plug PCI card slots.

  The Company licenses certain software programs from third party developers through a non-exclusive worldwide license. Such software is generally incorporated into software programs developed by the Company for use in its server products.

  Research and development expenses for 1998, 1997 and 1996 were approximately $10,138,000, $9,621,000 and $3,050,000, respectively.
Research and development expense in 1997 included a one-time charge of $3.9 million for the write-off of purchased in-process research and development associated with the Company's acquisition in the fourth quarter of fiscal 1997 of NetFRAME Systems Incorporated. See notes to consolidated financial statements.

EMPLOYEES

  As of September 3, 1998, the Company employed approximately 2,400 people in its PC operation and 350 people in its SpecTek semiconductor memory products operation. Nearly all of the Company's employees are located in the United States, and none are represented by a labor organization with respect to their employment by the Company. The Company has never had an organized work stoppage and considers its employee relations to be satisfactory.

ENVIRONMENTAL REGULATIONS

  Some risks of costs and liabilities related to environmental matters are inherent in the Company's business, as with many similar businesses, and the Company's operations are subject to certain federal, state and local environmental regulatory requirements relating to environmental and waste management. The Company periodically generates and handles limited amounts of materials that are considered hazardous waste under applicable law. The Company contracts for the off-site disposal of these materials. The Company believes that its business is operated in compliance with applicable environmental regulations.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

  The officers and directors of the Company and their ages as of October 2, 1998, are as follows:

Name              Age    Position
----------------- --- -----------------------------------------------
Joel J. Kocher     42    Chairman of the Board of Directors and Chief
                         Executive Officer
T. Erik Oaas       45    Executive Vice President, Finance and Chief
                         Financial Officer, Director
Michael S. Adkins  33    Senior Vice President, Manufacturing
Steven P. Arnold   43    Vice President, Legal and General Counsel
Nemo C. Azamian    48    Vice President, Service and Support
Judith Bitterli    44    Vice President & General Manager, Web
Scott L. Bower     48    Vice President & General Manager, Commercial
                         Segment
Stephen Brown      48    Vice President & Chief Information Officer
David R. Burcham   33    Senior Vice President and General Manager, Consumer
                         and Small Business
Savino R. Ferrales 48    Senior Vice President, Worldwide Human
                         Resources
Mark E. Gonzales   37    Vice President, Worldwide Marketing
Harry B. Heisler   45    Vice President and General Manager, Public Sector
Lyle W. Jordan     54    Vice President, Materials
Dean A. Klein      41    Executive Vice President, Product Development and
                         Chief Technical Officer
Steven H. Laney    38    Vice President, Investor Relations
JoAnne S. Pfeifer  39    Vice President, Administration, and Corporate
                         Secretary
Steven R. Appleton 38    Director
Robert A. Lothrop  72    Director
John R. Simplot    89    Director

  Joel J. Kocher served as President of Worldwide Marketing, Sales and Service at Dell Computer Corporation from 1987 to September 1994. In October 1994, Mr. Kocher joined Artistsoft, where he served as Executive Vice President and Chief Operating Officer until he was appointed President, Chief Operating Officer, and Director in October 1995. From December 1996 until August 1997, Mr. Kocher served as President and Chief Operating Officer at Power Computing Corporation. Mr. Kocher accepted the position of President and Chief Operating Officer of the Company in January 1998 and was further named Chairman and Chief Executive Officer in June 1998.

  T. Erik Oaas served as a director, Vice President of Finance, and Treasurer of CMS from July 1992 until he was appointed director, Vice President of Finance and Chief Financial Officer of the Company in April 1995. In January 1997, Mr. Oaas was appointed Executive Vice President, Finance.

  Michael S. Adkins served as Manager of the Systems Integration Group of MTI from April 1990 to November 1993 when he was appointed President of Systems Integration Group, Inc., then a wholly owned subsidiary of MTI. He continued in that position until November 1994 when he was appointed General Manager, System Integration, an operating division of MTI. Mr. Adkins joined the Company in July 1996 as Executive Director, SpecTek Operations and was appointed Vice President, SpecTek in February 1997, followed by an appointment to Senior Vice President of PC Manufacturing in October 1997.

  Steven P. Arnold served as an associate with Arnold, White and Durkee from January 1988 to April 1995, when he joined MTI as Associate General Counsel. He continued in that position until June 1996 when he joined the Company as Chief Counsel, Intellectual Property. In January 1997, Mr. Arnold was appointed Vice President, Legal and General Counsel.

  Nemo C. Azamian served as Director of Customer Service Operations at Compaq Computer Corporation from July 1989 to May 1995. In June 1995, he joined Allied Signal, Inc., as Director of Operations, Distribution, and Customer Service. In December 1995, Mr. Azamian co-founded Monorail, Inc., where he served as Vice President of Operations until February 1998. Mr. Azamian has served as Vice President of Service and Support for the Company since February 1998.

  Judith Bitterli served as Executive Vice President at Softbank Services Group from May 1993 until February 1997. In February 1997, Ms. Bitterli accepted the position of Vice President of Americas with Power Computing Corporation. Ms. Bitterli joined the Company in October 1997 as Vice President of Enterprise Sales, and has served as Vice President and General Manager, Web, since June 1998.

  Scott L. Bower served as Director of Mobile Computing Brands with International Business Machines (IBM), PC Division, from August 1992 to August 1995. Mr. Bower accepted the position of Vice President, Sales and Marketing with Samsung in August 1995 until January 1997 and subsequently served as Senior Vice President of Sales & Marketing, Americas, at AST Computer until November 1997. Mr. Bower was appointed to the position of Vice President and General Manager, Commercial Segment of the Company in July 1998.

  Stephen Brown served as Executive Consultant with Diversified Information Technologies, Inc. from 1992 to 1995. Mr. Brown subsequently served as Chief Information Officer of Imation, a spin-off of 3M Company, from July 1996 until accepting the position of Vice President and Chief Information Officer of the Company in September 1998.

  David R. Burcham served as Vice President, Operations and Sales of Multiple Zones International from 1993 to 1996. In 1996, he joined Creative Computers, Inc. as Executive Vice President of Sales and
Operations. Mr. Burcham has served in the position of Senior Vice President and General Manager of Consumer and Small Business sales of the Company since June 1998.

  Savino R. Ferrales served as Vice President of Human Resources at
Dell Computer Corporation from January 1989 to June 1994. From June 1994 to June 1995, he was a principal in OMC Group, a human resources consulting firm. From June 1995 to February 1997, Mr. Ferrales served as Vice President, Worldwide Human Resources, for Digital Equipment Corporation.
In March 1997, Mr. Ferrales accepted the position of Vice President of Human Resources at Power Computing Corporation, a position he held until November 1997. From late 1997 to February 1998, he served as principal of workSource. Mr. Ferrales accepted the position of Senior Vice President of Worldwide Human Resources with the Company in February 1998.

  Mark E. Gonzales served as Product Line Manager of the MacIntosh Operating System for Apple Computer, Inc. from May 1987 to November 1993. From January 1994 to April 1995, he served as Senior Product Manager, Internet Products with Global Village Communications. In December 1995, Mr. Gonzales became Vice President of Marketing at Be, Inc., and continued in this position until August 1997. Mr. Gonzales accepted the position of Vice President, Worldwide Marketing with the Company in February 1998.

  Harry B. Heisler served in various positions including Vice President of Marketing at Government Technology Services, Inc. from 1984 to 1994. In 1995, Mr. Heisler, became an independent management consultant working with high technology firms. In June 1998, Mr. Heisler accepted the position of Vice President and General Manager, Public Sector with the Company.

  Lyle W. Jordan served as Vice President, Manufacturing and Operations of Kubota Pacific Computer/Kubota Graphics Corporation from July 1990 to January 1995. In early 1995, Mr. Jordan joined In Focus Systems, Inc., serving as Vice President of Operations until February 1997. In February 1997, Mr. Jordan accepted the position of Vice President of Manufacturing at Power Computing Corporation, where he served until joining the Company as Vice President, Materials in January 1998.

  Dean A. Klein served as Vice President of Research and Development at ZEOS International, Ltd. from 1992 until the merger with Micron Computer, Inc. and MCMS in April 1995. Following the merger, Mr. Klein was named Vice President of Research and Development for the Company, which capacity he served in until February 1996, when he was named Vice President and Chief Technical Officer. In January 1997, Mr. Klein was appointed Senior Vice President, Chief Technical Officer of the Company; in September 1997, he was appointed Executive Vice President, Product Development and Chief Technical Officer.

  Steven H. Laney served as Director of Marketing for CMS from May 1993 to April 1995, when he became Director of Investor Relations for the Company. In October 1996, Mr. Laney was named Vice President, Corporate
Communications of the Company. His title was changed to Vice President of Investor Relations in June 1998.

  JoAnne S. Pfeifer served as Administration Projects Coordinator for the CMS from August 1992 until her appointment as Administration Manager of the Company in January 1995. In March 1996, Ms. Pfeifer was named Director of Administration and additionally appointed Corporate Secretary in July 1996. In January 1997, she was named Vice President, Administration and continues to serve as Corporate Secretary for the Company.

  Steven R. Appleton joined MTI in February 1983 and has served in various capacities with MTI and its subsidiaries, including overseeing MTI's semiconductor operations as President and Chief Executive Officer of Micron Semiconductor, Inc. (then a wholly-owned subsidiary of MTI) from July 1992 to November 1994. Except for a nine-day period in January 1996, since May 1994 Mr. Appleton has served as a member of MTI's Board of Directors and since September 1994, Mr. Appleton has served as the Chief Executive Officer, President and Chairman of the Board of Directors of MTI. At the effective time of the MEI Merger, Mr. Appleton was named Chairman of the Board of Directors, President and Chief Executive Officer of the Company. He resigned from these positions on April 17, 1995, but continued as a director of the Company until January 1996, when he resigned from that position. Mr. Appleton was reappointed a director of the Company in February 1996.

  Robert A. Lothrop has served on MTI's board of directors since May 1994 and on the Company's board of directors since April 1995. Mr. Lothrop served in positions including Senior Vice President of the J.R. Simplot Company, a food processing, fertilizer and agricultural chemicals manufacturing company, since 1959. Mr. Lothrop retired from the Simplot Company in January 1991.

  John R. Simplot has served on MTI's board of directors since 1980 and on the Company's board of directors since April 1995. Mr. Simplot founded the
J. R. Simplot Company in 1920 and served as Chairman of the Board of Directors until his retirement in April 1994. Mr. Simplot currently serves as Chairman Emeritus of the J.R. Simplot Company.

ITEM 2.  PROPERTIES

  The Company's corporate headquarters, PC manufacturing operation and SpecTek semiconductor memory products operation are based in a number of Company-owned or leased facilities aggregating approximately 300,000 square feet located in Nampa, Idaho. Approximately 100,000 square feet of the Nampa facilities are dedicated to PC manufacturing and approximately 40,000 square feet are dedicated to the Company's SpecTek semiconductor memory products operation. The balance of the Nampa facilities is dedicated to sales, technical support, customer service, administrative functions and warehouse space. In addition, the Company is nearing completion of a new 325,000 square foot facility expected to be in production in the fourth calendar quarter of 1998. The new facility is expected to have approximately 135,000 square feet dedicated to PC manufacturing.

  The Company leases a 77,000 square foot facility in Minneapolis, Minnesota, dedicated primarily to PC sales, technical support and administrative functions and a 75,000 square foot facility in Meridian, Idaho dedicated to a PC call center.

  Other leased facilities include two factory outlets in Boise, Idaho and the Salt Lake City, Utah area and a sales and technical support call center located in Japan.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is a party to various legal actions arising out of the normal course of business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  Micron Electronic, Inc.'s Common Stock trades on the Nasdaq Stock Market under the symbol "MUEI." The following table shows for the periods indicated the high and low sales prices for the common stock of the Company, as reported by the Nasdaq Stock Market:

                                         High       Low
                                        ------    ------
                    1998:
                         4th quarter    $17.125    $9.688
                         3rd quarter     16.125    10.250
                         2nd quarter     14.125     8.438
                         1st quarter     20.750    10.250

                    1997:
                         4th quarter    $21.000   $14.875
                         3rd quarter     25.375    15.375
                         2nd quarter     25.000    17.500
                         1st quarter     23.500    12.625

HOLDERS OF RECORD

  As of September 3, 1998, there were approximately 2,638 shareholders of record of the Company's Common Stock.

DIVIDENDS

  The Company has never declared or paid any cash dividend nor has any intent to do so in the near future. Payment of dividends is currently limited by the terms of the Company's credit agreement, dated June 10, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

                                  1998           1997         1996         1995        1994
                            ----------     ----------    ---------     --------    --------
                                (Amounts in thousands, except per share amounts)
  Net sales                 $1,733,432     $1,955,783   $1,764,920     $999,999    $412,938
  Operating income (loss)      (83,894)       136,458       75,998      106,493      59,851
  Net income                    47,953         87,262       44,582       65,086      36,898
  Earnings per share:
     Basic                        0.50           0.93         0.49         0.75        0.45
     Diluted                      0.50           0.92         0.48         0.74        0.45

  Current assets               538,462        563,148      399,116      308,755     120,880
  Working capital              288,149        203,884      121,766      106,452      45,906
  Total assets                 692,443        758,346      529,933      382,716     151,739
  Total debt                    28,528         38,641       21,297        6,823       7,845
  Shareholders' equity         416,894        365,571      228,460      173,663      68,169

  On April 7, 1995, Micron Computer, Inc. ("MCI") and Micron Custom Manufacturing Services, Inc. ("CMS"), then subsidiaries of MTI, merged with and into ZEOS International, Ltd. ("ZEOS"), and the surviving corporation's name was changed to Micron Electronics, Inc. (the "MEI Merger"). A new basis of accounting, based on fair values, was established for the assets and liabilities of ZEOS. Subsequent to the MEI Merger, the Company's financial statements reflect the consolidated results of operations, financial position and cash flows of the Company based on the new basis of accounting for the assets and liabilities of ZEOS and the historical cost bases for the assets and liabilities of MCI and MCMS. Prior to the MEI Merger, the financial statements of the Company include only the combined results of operations, financial position and cash flows of MCI and MCMS.

  Historical per share amounts have been restated in accordance with Statement of Financial Accounting Standards No. 128. See notes to consolidated financial statements.

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and
Supplementary Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Statements contained in this Form 10-K that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors" and in other Company filings with the Securities and Exchange Commission. All yearly references are to the Company's fiscal years ended September 3, 1998, August 28, 1997 and August 29, 1996, unless otherwise indicated. The fiscal year ended September 3, 1998 contained fifty-three weeks compared to fifty-two weeks in fiscal years 1997 and 1996. All tabular dollar amounts are stated in thousands. Certain reclassifications have been made in the following discussion and analysis to present results of operations on a consistent basis.

RESULTS OF OPERATIONS

  Net income for 1998 was $48.0 million, or $0.50 per diluted share, on net sales of $1,733.4 million, compared to net income for 1997 of $87.3 million, or $0.92 per diluted share, on net sales of $1,955.8 million. Excluding the effect of the sale of MCMS, net sales in 1998 were $74.1 million lower than 1997 primarily as a result of lower sales of SpecTek semiconductor memory products and slightly lower sales of the Company's PC systems. The Company's overall gross margin percentage declined to 12.8% in 1998 from 17.3% in 1997 primarily as a result of a decrease in gross margin percentage realized from the Company's PC operation and lower margins realized from the Company's SpecTek operation.

  On February 26, 1998, the Company completed the sale of 90% of its interest in MCMS, Inc. ("MCMS"), formerly Micron Custom Manufacturing Services, Inc., a wholly owned subsidiary of the Company. In exchange for the 90% interest in MCMS, the Company received $249.2 million in cash. Results of operations of the Company for 1998 include a pre-tax gain of $156.2 million ($94.5 million or $0.98 per diluted share, after taxes). The Company's financial statements include the results of MCMS' operation through the date of sale. Net sales of MCMS in 1998, 1997 and 1996 were $141.7 million, $290.0 million and $373.6 million, respectively.

  Results of operations for 1998 include significant operating losses from the Company's PC operation primarily due to significantly higher operating expenses, including higher advertising, personnel costs and technical and professional fees, and to a decline in gross margin as a percentage of net sales.

  As part of a plan to lower the Company's overall cost structure and to allow the Company to price its products more competitively, in February 1998, the Company announced it had taken several actions to realign the Company to concentrate on its core markets and customers, including the consolidation of its domestic and international operations and the reduction of approximately 10% of its workforce. As a result of these actions and the continued focus by the Company on achieving operational efficiencies, the Company has experienced improvement in the third and fourth quarters of fiscal 1998 in the level of its operating expenses and in the gross margin percentage realized on sales of PC systems. Selling, general and administrative expenses in the third quarter of fiscal 1998 were 31% lower than the second quarter of fiscal 1998 and were 10% lower in the fourth quarter of fiscal 1998 than in the third quarter.

  In the fourth quarter of fiscal 1997, the Company acquired NetFRAME Systems Incorporated ("NetFRAME") for $17.4 million in cash. The acquisition adversely affected the Company's net income in 1997 by $6.4 million, or $0.07 per diluted share, which included the operating losses of NetFRAME since the acquisition date and a one-time charge of $3.9 million for the write-off of purchased in-process research and development.

Net Sales

  The following table summarizes the Company's net sales by product line:

                                      1998                     1997                      1996
                           ------------------------  -----------------------   ------------------------
                                 Amount  % of Sales       Amount  % of Sales         Amount  % of Sales
                           ------------  ----------  -----------  ----------   ------------  ----------
PC systems                 $  1,496,563       86.3%  $  1,528,304      78.2%   $  1,252,492       71.0%
SpecTek memory products          95,146        5.5%       137,511       7.0%        138,806        7.8%
Contract manufacturing          141,723        8.2%       289,968      14.8%        373,622       21.2%
                           ------------  ----------  ------------  ---------   ------------  ----------
Total net sales            $  1,733,432      100.0%  $  1,955,783     100.0%   $  1,764,920      100.0%
                           ============  ==========  ============  =========   ============  ==========

  Personal Computer Systems.   Net sales of PC systems were 2% lower in
1998 compared to 1997 primarily due to a 11% decrease in average selling prices for the Company's PC systems partially offset by an increase in unit sales and a higher level of non-system revenue. The decline in average selling prices was primarily attributable to a 12% decrease in the selling prices for the Company's desktop PC systems and a 24% decline in selling prices for notebook systems. Lower prices were largely the result of industry price competitiveness, particularly for notebook products, and to the Company's efforts to price its products more in line with its competition. Unit sales were 5% higher in 1998 compared to 1997 due primarily to a 49% increase in unit sales of the Company's notebook products. Unit sales of PC systems were 9% higher in the fourth quarter of fiscal 1998 compared to the third quarter primarily due to a 14% increase in desktop unit sales and a 28% increase in server unit sales, partially offset by a 20% decline in unit sales of notebooks.

  Unit sales of desktop systems were 86% of total unit sales in 1998 compared to 90% in 1997 and 93% in 1996. Unit sales of notebook systems were 13% of total unit sales in 1998 compared to 9% and 5% of total PC system sales during 1997 and 1996, respectively. Unit sales of PC systems incorporating Intel Pentium II microprocessors and Pentium microprocessors with MMX technology represented 48% and 47%, respectively of total PC units sold in 1998, compared to 20% and 3%, respectively, of total PC units sold in 1997. Unit sales of the Company's PC systems incorporating Intel Pentium II microprocessors were 79% of total units sold in the fourth quarter of fiscal 1998.

  Net sales of PC systems to the commercial segment were 20% higher in 1998 compared to 1997 while sales to the consumer segment were 8% lower. Sales in the Company's other market segments were essentially flat in 1998 compared to 1997. The growth in commercial sales was largely attributable to a more focused effort on behalf of the Company's sales force directed toward commercial customers. International sales of PC systems represented 6% of total PC system sales in 1998 compared to 5% in 1997.

  Sales to the public segment as a percentage of total net sales of PC systems were 23% in both 1998 and 1997, compared to 16% in 1996. The level of the Company's public sales is partially dependent on the buying practices of governmental entities and the Company's success in being selected to participate in government contracts in the future. In particular, the Company has been a supplier to a prime contractor to the U.S. Air Force under the Desktop V contract. The Company's sales under this contract represented 2% and 6% of total revenues from sales of PC systems in 1998 and 1997, respectively. The Company expects minimal future sales under this arrangement. In June 1998, the Company was selected as a direct supplier to the Air Force under a blanket purchase agreement. A significant decline in government sales of PC systems, including those sold pursuant to government contracts, could have a material adverse effect on the Company's business and results of operations.

  Net sales of PC systems were 22% higher in 1997 compared to 1996 primarily due to a 37% increase in unit sales partially offset by lower average selling prices for the Company's PC systems. The higher level of unit sales was largely attributable to significantly higher government sales and unit sales to commercial entities. Although the Company's overall unit sales grew by 37%, the growth in unit sales to consumers and to small office/home office customers more closely reflected the overall PC industry growth. In addition, international sales were essentially flat from 1996 to 1997. Sales to large and medium-sized business were 83% higher in 1997 compared to 1996 and represented 13% of total PC sales in 1997. Average selling prices for the Company's PC systems were lower in 1997 compared to 1996 primarily as a result of the introduction of a number of lower priced desktop and notebook models during the year, general price reductions for PC systems and to increased government sales of PC systems. The Company's governmental sales generally have lower average selling prices than the balance of the Company's PC systems. In addition, average selling prices in 1997 were adversely affected by a decline in the value of RAM products incorporated in the Company's PC systems, partially offset by an increase in average RAM content per system. In the second quarter of fiscal 1996, the Company decided to discontinue the manufacture and sale of ZEOS brand PC systems and to close the related manufacturing operations in Minneapolis, Minnesota. ZEOS brand PC systems represented 7% of total PC system sales in 1996.

  SpecTek Semiconductor Memory Products.   Net sales of semiconductor
memory products were 31% lower in 1998 compared to 1997, primarily due to a significant decline in average selling prices partially offset by increases in megabits of memory sold. Average selling prices in 1998 were 64% lower compared to 1997, while megabits of memory sold in 1998 were 93% higher compared to 1997. The increase in megabits of memory sold was primarily due to reduced component test times, which resulted in increased throughput for substantially all memory products. During the first quarter of fiscal 1998, the Company began to transition production to Synchronous DRAM ("SDRAM") products. Net sales of SDRAM memory products in 1998 represented 21% of total SpecTek sales of semiconductor memory products and were nearly 60% of total SpecTek sales in the fourth quarter of fiscal 1998. As is typical with product transitions, the Company may experience volatility in its test times and yields on less mature products, which would have a corresponding effect on the level of output. Such volatility could have a material adverse effect on the Company's business and results of operations. Net sales of semiconductor memory products were slightly lower in 1997 compared to 1996, despite a 66% decline in average selling prices. During 1997, the Company nearly tripled megabit shipments compared to 1996. The increase in megabits of memory products shipped in 1997 compared to 1996 was primarily due to the acquisition and utilization of additional test and burn-in equipment and reduced component test times, both resulting in increased throughput for substantially all memory products.

  The Company expects average selling prices for its SpecTek semiconductor memory products to continue to decline. The Company's SpecTek semiconductor memory products results of operations are influenced by a number of factors including pricing for, and availability of, nonstandard semiconductor memory components. See "Certain Factors-SpecTek
Semiconductor Memory Products Operation."

  The Company and MTI are parties to a Component Recovery Agreement, expiring on September 2, 1999, under which MTI is required to deliver to the Company all of the nonstandard memory components produced at MTI's semiconductor manufacturing operations. Expiration, termination or renegotiation of the Component Recovery Agreement could have material adverse effect on the Company's business and results of operations. A substantial majority of the semiconductor components used in the Company's SpecTek semiconductor memory products operation is obtained from MTI. In 1998, the Company obtained 75% of its components from MTI, compared to 74% in 1997 and 61% in 1996. In 1998, the SpecTek semiconductor memory products operation obtained substantially all of its components from three sources, including MTI. Purchases from sources other than MTI are generally negotiated on a purchase order basis and there can be no assurance the Company will be able to negotiate future purchases on terms acceptable to the Company. Unless the Company is able to continue obtaining significant quantities of nonstandard semiconductor memory components from alternative sources, the Company's
SpecTek semiconductor memory products operation could be limited by the volume of components supplied by MTI. Any reduction in the availability or functionality of nonstandard semiconductor memory components from the Company's suppliers could have a material adverse effect on the Company's business and results of operations. See "Certain Factors-SpecTek
Semiconductor Memory Products Operation-Dependence on Component Recovery Agreement with MTI and -Memory Product Transition."

  Contract Manufacturing.   The Company completed the sale of 90% of its
interest in MCMS on February 26, 1998; accordingly, results of operations of MCMS subsequent to February 26, 1998 are excluded from the Company's results of operations.

  Revenues from the Company's contract manufacturing operation were 22% lower in 1997 than in 1996, primarily due to the effects of a sharp industry-wide decline in pricing for semiconductor memory products and, to a lesser extent, a shift in product mix, which were partially offset by a higher level of demand for more complex products.

Gross Margin

                                      1998                         1997                         1996
                             ----------------------       ----------------------       ----------------------
                                 Amount  % of Sales           Amount  % of Sales           Amount  % of Sales
                             ----------  ----------       ----------  ----------       ----------  ----------
PC systems                   $  183,155       12.2%       $  259,473       17.0%       $  190,142       15.2%
SpecTek memory products          21,401       22.5%           44,876       32.6%           38,037       27.4%
Contract manufacturing           17,598       12.4%           33,397       11.5%           33,006        8.8%
                             ----------                   ----------                   ----------
Total gross margin           $  222,154       12.8%       $  337,746       17.3%       $  261,185       14.8%
                             ==========                   ==========                   ==========

  Personal Computer Systems.   The Company's gross margin on sales of PC
systems was $76.3 million lower in 1998 compared to 1997 principally due to generally a lower gross margin percentage realized on PC system sales. The gross margin percentage for sales of the Company's PC systems decreased in 1998 compared to 1997 primarily as a result of losses and lower margins realized on sales of the Company's notebook systems in the first two quarters of fiscal 1998 and to losses realized from disposition of PC component inventories. As a result of intense price pressure on notebook products during the year, the Company's gross margins in 1998 were adversely affected by significantly lower gross margins realized from sales of the Company's notebook products. The Company's gross margin in 1998 was favorably affected, however, by an adjustment made in the fourth quarter of approximately $12 million related to revisions of estimates for certain contingencies for product and process technology costs. Absent this adjustment, the Company's gross margin as a percentage of net sales of PC systems in 1998 and the fourth quarter of fiscal 1998 would have been approximately 12% and 18%, respectively.

  The Company continues to experience significant pressure on its gross margins as a result of intense competition in the PC industry, consumer expectations of more powerful PC systems at lower prices and the relatively recent introduction and proliferation of products in the "sub-$1,000" PC market. In addition, the Company's gross margin percentage will continue to depend in large part on its ability to effectively manage its inventories of PC system components. See "Certain Factors-Personal Computer Systems-
Competition in the PC Industry" and "Certain Factors-Personal Computer Systems-Inventory Management."

  The Company's gross margin on sales of PC systems was $69.3 million or 36% higher in 1997 compared to 1996 principally due to the higher level of net sales of PC systems and a generally higher gross margin percentage realized on PC system sales. The gross margin percentage for sales of the Company's PC systems increased in 1997 compared to 1996 primarily as a result of improved component costs partially offset by lower selling prices for the Company's PC systems. Although gross margins increased in 1997, they were adversely affected by intense price competition, an increase in the sales of, and a shift in product mix toward, the Company's lower-end PC systems. Gross margin as a percent of net sales of PC systems in the fourth quarter of fiscal 1996 benefited from an adjustment of $13.0 million relating to revisions in estimates for certain contingencies for product and process technology costs.

  SpecTek Semiconductor Memory Products. The gross margin percentage realized by the Company's SpecTek semiconductor memory products operation was lower in 1998 compared 1997 primarily due to significantly lower average selling prices. Average selling prices in 1998 were 64% lower compared to 1997. The Company expects average selling prices for its SpecTek semiconductor memory products to continue to decline. As a result, the gross margin for the Company's SpecTek semiconductor memory products operation could decline further and adversely affect the Company's business and results of operations. See "Certain Factors-SpecTek Semiconductor Memory Products Operation-Pricing of Semiconductor Memory Products."

  The gross margin percentage realized by the Company's SpecTek semiconductor memory products operation was higher in 1997 compared to 1996 primarily due to lower costs of components, particularly those obtained from MTI. Effective at the beginning of 1997, the Company modified its agreement for purchasing semiconductor memory components from MTI. Under the prior agreement, the Company's costs of components were generally equal to one-half the price realized from sales of such components. In 1997, the Company's costs of components were generally equal to one-half of the net operating income generated from sales of such components. See "Certain Factors-SpecTek Semiconductor Memory Products Operation-Dependence on Component Recovery Agreement with MTI."

  Contract Manufacturing.   The Company completed the sale of 90% of its
interest in MCMS on February 26, 1998; accordingly, results of operations of MCMS subsequent to February 26, 1998 are excluded from the Company's results of operations.

  The gross margin percentage realized from the Company's contract manufacturing operation was higher in 1997 compared to 1996 primarily as a result of an increase in the overall complexity of the printed board assemblies produced by the Company and an increase in revenues derived from services utilizing consigned inventory components. Such assembly services generally had a higher gross margin percentage than the balance of the Company's contract manufacturing services.

Selling, General and Administrative

                                                  1998   % Change          1997   % Change          1996
                                             -----------------------------------------------------------
Selling, general and administrative           $284,292      43.4%      $198,217      30.4%      $151,959
as a % of net sales                              16.4%                    10.1%                     8.6%

  Selling, general and administrative ("SG&A") expenses were higher in 1998 compared to 1997 and in 1997 compared to 1996 primarily due to higher levels of personnel costs and advertising associated with the Company's PC operations and higher technical and professional fees primarily associated with information technology consulting services. As part of a plan to lower the Company's overall cost structure, in February 1998, the Company announced it had taken several actions to realign the Company to concentrate on its core markets and customers, including the consolidation of its domestic and international operations and the reduction of approximately 10% of its workforce. Partially as a result of these actions and the continued focus by the Company on achieving operational efficiencies, the Company has experienced improvement in the third and fourth quarters of fiscal 1998 in the level of its operating expenses.
SG&A expenses in the third quarter of fiscal 1998 were 31% lower than the second quarter of fiscal 1998 and were 10% lower in the fourth quarter of fiscal 1998 than in the third quarter. During the fourth quarter of fiscal 1996, the Company charged operations with a $9.0 million accrual relating to revisions of estimates for selling costs associated with sales of PC systems.

Research and Development

                                                   1998   % Change          1997   % Change          1996
                                               ----------------------------------------------------------
Research and development                        $10,138       5.4%       $ 9,621     215.4%       $ 3,050
as a % of net sales                                0.6%                     0.5%                     0.2%

  Research and development expenses were slightly higher in 1998 compared to 1997, but significantly higher in 1997 compared to 1996, primarily as a result of the development activities associated with the Company's NetFRAME enterprise server operation. In the fourth quarter of fiscal 1997, the Company acquired NetFRAME Systems Incorporated. In connection with the acquisition, the Company recognized a one-time charge of $3.9 million in 1997 for the write-off of purchased in-process research and development.

Other

  Other expense in 1998 includes $11.1 million of costs associated with the Company's actions taken to realign its PC operations to concentrate on its core markets and customers. Other expense for 1998 also includes
$5.2 million for the write-off of capitalized costs associated with abandoned in-development software projects and a one-time benefit resulting from a net rebate of $4.4 million associated with a change of providers of on-site service contracts for the Company's domestic desktop installed base.

Restructuring Charge

  In February 1996, the Company adopted a plan to discontinue the manufacture and sale of ZEOS brand PC systems and to close the related manufacturing operations in Minneapolis, Minnesota. As a result, the Company recorded a restructuring charge of $29.2 million ($22.4 million, or $0.24 per diluted share, net of taxes) in 1996. The restructuring charge included $14.5 million related to the disposition of inventory of discontinued product lines, the write-off of $11.4 million of goodwill which resulted from the MEI Merger, $1.1 million for other asset write-downs, $0.6 million related to personnel costs and $1.6 million related to other exit costs.



Income Tax Provision

                                       1998   % Change          1997   % Change          1996
                                   ----------------------------------------------------------
Income tax provision                $38,151     (33.2%)      $57,092      62.9%       $35,055

  The provision for income taxes in 1998 reflects the Company's effective tax rate of 39.5% principally the federal statutory rate and the net effect of state taxes, plus a $4.1 million valuation allowance recorded in the second quarter of fiscal 1998 for a deferred tax asset relating to the Company's consolidation of its NetFRAME enterprise server operation. The effective income tax rate in 1997 was 39.5%, reflecting the federal statutory rate, the net effect of state taxes and the effect of a nondeductible $3.9 million charge to operations for the write-off of in-process research and development, which resulted from the Company's acquisition of NetFRAME in the fourth quarter of fiscal 1997. Without giving effect to this charge, the Company's effective tax rate in 1997 would have been 38.5%. The effective tax rate in 1996 of 44.0% reflected the federal statutory rate, the net effect of state taxes, the effect of goodwill amortization and the write off during the second quarter of 1996 of $11.4 million of nondeductible goodwill. Without giving effect to nondeductible goodwill charges in 1996, the Company's effective income tax rate in 1996 would have been 38.0%.

LIQUIDITY AND CAPITAL RESOURCES

  As of September 3, 1998, the Company had cash, cash and equivalents and liquid investments of $357.7 million, representing an increase of $163.7 million compared to August 28, 1997. Principal sources of liquidity in 1998 were $235.9 million of net proceeds realized from the sale of 90% of the Company's interest in MCMS, formerly a wholly-owned subsidiary of the Company, and $6.3 million from sales of property, plant and equipment. Principal uses of cash in 1998 were property, plant and equipment expenditures of $67.3 million for expansion and capacity improvements of the Company's manufacturing operations and repayment of debt of $11.2 million.

  On October 11, 1996, the Company filed a registration statement with the Securities and Exchange Commission allowing for the issuance from time to time by the Company of debt and/or equity securities with a value of up to $75.0 million, of which $51.0 million has been issued. The proceeds from any issuance may be used for general corporate purposes. The registration statement also allows for an additional $250.0 million of outstanding common stock of the Company to be sold by certain existing shareholders, consisting of MTI and certain management employees, of which $212.9 million has been sold. During the second quarter of fiscal 1997, the Company completed the sale of 3.0 million shares of its common stock in an underwritten public offering and received net proceeds of $48.2 million.
In the same public offering, MTI sold 12.4 million shares of common stock of the Company.

  The Company has an unsecured credit agreement, expiring June 2001, with a group of financial institutions providing for borrowings totaling $100.0 million. As of September 3, 1998, the Company was eligible to borrow the full amount under the agreement, but had no borrowings outstanding. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company.

  The Company's wholly-owned subsidiary, Micron Electronics Japan K.K., has an unsecured revolving credit facility with a financial institution, expiring June 1999, providing for borrowings of up to 1.5 billion Japanese yen (US$11.1 million at September 3, 1998). As of September 3, 1998, the Company was eligible to borrow the full amount under the agreement and there was US$8.2 million outstanding.

  At September 3, 1998, the Company had commitments of $10.0 million for capital expenditures for expansion and upgrade of facilities and equipment. The Company anticipates making capital expenditures in fiscal 1999 in excess of $50 million.

  The Company expects that its future working capital requirements will continue to increase. The Company believes that currently available cash, cash equivalents and liquid investments, cash flows from operations and the Company's current credit facilities will be sufficient to fund its operations through fiscal 1999.

RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The adoption of SFAS No. 130 is effective for the Company in fiscal 1999.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision-maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements is also to be provided. SFAS No. 131 is effective for the Company in fiscal 1999 and the form of the presentation of the Company's financial statements has not yet been determined.

  In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. The Company expects to adopt the provisions of SOP 98-1 in its fiscal 1999 and adoption is not expected to have a material effect on the Company's results of operations or financial position.


CERTAIN FACTORS

  In addition to factors discussed elsewhere in this Form 10-K and in other Company filings with the Securities and Exchange Commission, the following are important factors which could cause actual results or events to differ materially from the historical results of the Company's operations or those results or events contemplated in any forward-looking statements made by or on behalf of the Company.

General

  Fluctuations in Operating Results and Stock Price

  The Company's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, industry competition, the Company's ability to accurately forecast demand and selling prices for its PC products, fluctuating market pricing for PCs and semiconductor memory products, seasonal government purchasing cycles, inventory obsolescence, the Company's ability to effectively manage inventory levels, changes in product mix, manufacturing and production constraints, fluctuating component costs, the effects of product reviews and industry awards, availability and pricing of the memory components used by the Company's SpecTek semiconductor memory products operation, critical component availability, seasonal cycles common in the PC industry, the timing of new product introductions by the Company and its competitors and global market and economic conditions. As a result, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period. The trading price of the common stock of the Company is subject to significant fluctuations due to general market conditions and financial performance of the Company, MTI and other companies in the PC industry, announcements of technological innovations, new commercial products or new strategies by competitors, component availability and pricing, and other factors.

  Management

  The Company has experienced increased complexity of its operations, in operating and financial information systems and in its scope of operations. This increased complexity has resulted in new and increased responsibilities for the Company's management and has placed, and continues to place, significant demands upon the Company's management, operating and financial information systems and other resources and systems. In addition, during the past year, the Company underwent numerous changes in its management structure and reduced its workforce. The Company continues to consider various expansion alternatives, including expansion of facilities, acquisition or establishment of facilities in new geographic regions and certain strategic relationships. The Company recently initiated a reorganization of its operation along its customer segments. There can be no assurance that the Company's management resources, operating and financial information systems and other resources, and systems will be adequate to support the Company's existing or future operations, the failure of which could have a material adverse effect on the Company's business and results of operations.

  Intellectual Property Matters

  It is common in the electronics industry for patent, trademark and other intellectual property rights claims to be asserted against companies, including component suppliers and PC manufacturers. Periodically, the Company is made aware that technology used by the Company may infringe on intellectual property rights held by others. The Company evaluates all such claims and, if necessary and appropriate, seeks to obtain licenses for the continued use of such technology. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for alleged infringement prior to the balance sheet date. The Company would be placed at a competitive disadvantage if it were unable to obtain such licenses upon terms at least as favorable as those experienced by the Company's competitors. The Company has entered into several intellectual property license agreements, and as a majority-owned subsidiary of MTI, is licensed under certain license agreements between MTI and third parties. The Company's rights under license agreements between MTI and third parties may terminate in the event that the Company is no longer a majority-owned subsidiary of MTI. Intellectual property agreements and license agreements generally require one-time or periodic royalty payments and are subject to expiration at various times. If the Company or its suppliers are unable to obtain licenses necessary to use intellectual property in their products or processes, the Company may be forced to market products without certain technological features or software, discontinue sales of certain of its products and/or defend legal actions taken against it relating to allegedly protected technology. The inability of the Company to obtain licenses necessary to use certain technology, or an inability to obtain such licenses on competitive terms, or any litigation determining that the Company, in the manufacture or sale of its products, has infringed on the intellectual property rights of third parties, could have a material adverse effect on the Company's business and results of operations.

  MTI Ownership of Common Stock of the Company

  As of September 3, 1998, MTI owned 64% of the Company's outstanding common stock. In addition, three of the five directors of the Company are also directors of MTI, including Steven R. Appleton, Chairman and Chief Executive Officer of MTI. So long as MTI continues to own a majority of the outstanding common stock of the Company, MTI will have the ability to control the outcome of matters requiring shareholder approval, including the election of directors, and generally will have the ability to control the management and certain financial and other affairs of the Company. Termination or modification of certain of the Company's arrangements with MTI resulting in terms less favorable to the Company could adversely affect the Company's business and results of operations. In the event that MTI's ownership of the Company were to decrease below certain levels, certain arrangements may be terminated by MTI, which could have a material adverse effect on the Company's business and results of operations. See "Intellectual Property Matters" and "SpecTek Semiconductor Memory Products Operation-Dependence on Component Recovery Agreement with MTI."

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

  Year 2000

  The Year 2000 presents issues because many computer hardware and software systems use only the last two digits to refer to a calendar year. Consequently, these systems may fail to process dates after December 31, 1999, which may cause system failures. In 1998, the Company established a Year 2000 project team with representatives from all of the Company's business units.
The Company is currently in the process of assessing the Year 2000 readiness of the hardware associated with its internal information technology systems, as well as embedded technology associated with its manufacturing and physical facilities. The Company anticipates completion of this evaluation in the fourth calendar quarter of 1998. Additionally, the software utilized on information technology systems within the Company has previously been evaluated. Where necessary, appropriate remediation efforts have or will be undertaken. The Company expects to successfully implement necessary modifications of its internal systems to address Year
2000 issues. However, if necessary modifications are not made on a timely basis, Year 2000 issues could have a material adverse effect on the Company's business or financial condition.

  In addition to internal Year 2000 readiness efforts, the Company is in process of contacting its key suppliers to assess their compliance. It is anticipated that this assessment process can be substantially completed by the end of calendar year 1998. The Company anticipates that its actions will minimize risks to the Company which might arise from failure of such suppliers to adequately address Year 2000 issues. However, there can be no assurance that the failure of suppliers to address Year 2000 issues will not have a material adverse effect on the Company's business or financial condition. Commencing in the first calendar quarter of 1999, the Company plans to develop a contingency plan designed to address problems which might arise from the failure of the Company or its suppliers to timely and adequately address Year 2000 issues.

  Through the end of fiscal 1998, the Company has incurred incremental costs of approximately $1.3 million related to Year 2000 assessment and remediation efforts. The total estimated cost to complete the Company's internal readiness program is from $1.0 million to $3.0 million. This estimate, which does not include any costs which may be incurred by the Company if its key suppliers fail to timely address Year 2000 issues, is based on currently known circumstances and various assumptions regarding future events. The actual cost of Year 2000 assessment and remediation efforts could differ materially from the estimate.

  The Company believes that it is not legally responsible for any costs incurred by customers to address Year 2000 issues. However, the Company recognizes the potential for claims against it and other manufacturers arising from products which are not Year 2000 compliant, and there can be no assurance that such claims would not have a material adverse effect on the Company's business or financial condition.

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

Personal Computer Systems

  Competition

  The PC industry is highly competitive and has been characterized by intense pricing pressure, generally low gross margin percentages, rapid technological advances in hardware and software, frequent introduction of new products, and rapidly declining component costs. Competition in the PC industry is based primarily upon brand name recognition, performance, price, reliability and service and support. The Company's sales of PC systems have historically benefited from increased name recognition and market acceptance of the Company's PC systems, primarily resulting from the receipt by the Company of awards from trade publications recognizing the price and performance characteristics of Micron brand PC systems and the Company's service and support functions. As a result of PC industry standards, the Company and its competitors use many of the same components, typically from the same set of suppliers, which limits the Company's ability to technologically and functionally differentiate its products. Many of the Company's PC competitors have greater brand name recognition and market share, offer broader product lines, have substantially greater financial, technical, marketing and other resources than the Company. In addition, the Company's competitors may benefit from component volume purchasing and product and process technology license arrangements that are more favorable in terms of pricing and availability than the Company's arrangements. In addition, the Company may be at a relative cost disadvantage to certain of its competitors as a result of the Company's U.S. dollar denominated purchases of PC components during a period of relative weakening of the U.S. dollar. The failure of the Company to compete effectively in the marketplace could have an adverse effect on the Company's business and results of operations.

  The Company competes with a number of PC manufacturers, which sell their products primarily through direct channels, including Dell Computer, Inc. and Gateway 2000, Inc. The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, NEC Corporation and Toshiba Corporation among others, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, retail stores and direct sales forces. In addition, the Company expects to face increased competition in the U.S. direct sales market from foreign PC suppliers and from foreign and domestic suppliers of PC products that decide to implement, or devote additional resources to, a direct sales strategy. In order to gain an increased share of the United States PC direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market or may have pricing strategies influenced by relative fluctuations in the U.S. dollar compared to other currencies.

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

  Inventory Management

  The Company's ability to compete successfully in the PC market in the future will depend in large part on its ability to accurately forecast demand for its PC products and effectively manage its PC inventories. The Company's PC operations focus on the direct sale of assemble-to-order PC systems that feature components incorporating the latest technological developments in the PC industry. The Company has experienced in the past, and could experience in the future, excess PC inventories and inventory obsolescence resulting from, among other things, the Company's inaccuracy in forecasting demand for its PC products, the typically longer lead times associated with notebook product supply, the fast pace of technological developments in the PC industry and the short product life cycles of PC systems and components. In addition, because high volumes of quality components are required for the manufacture of the Company's PC systems, the Company has experienced in the past, and expects to experience in the future, shortages and other supply constraints of key components. Such shortages or supply constraints have in the past adversely affected, and could in the future adversely affect, the Company's ability to ship products on schedule or at expected gross margins. To be successful in the future, the Company must accurately forecast demand for its PC products and obtain adequate, but not excessive, supplies of components to meet actual demand. The failure of the Company to manage its inventories effectively could result in excess PC inventories, inventory obsolescence, component shortages and untimely shipment of products, any of which could have a material adverse effect on the Company's business and results of operations.

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

SpecTek Semiconductor Memory Products Operation

  Dependence on Component Recovery Agreement with MTI

  The Company has a Component Recovery Agreement (the "Component Recovery Agreement") with MTI, which expires on September 2, 1999, and may be terminated by MTI in the event that MTI's ownership of the Company falls below 30%. Under the Component Recovery Agreement, MTI is required to deliver to the Company all of the nonstandard memory components produced at MTI's semiconductor manufacturing operations. The Company's cost of such components generally is determined as one-half of the operating income generated from the Company's SpecTek sales of semiconductor memory products supplied by MTI. Historically, a substantial majority of the components used in the Company's SpecTek semiconductor memory products operation has been obtained from MTI. There can be no assurance the Company will be able to negotiate future purchases on terms acceptable to the Company from MTI after the expiration of the Component Recovery Agreement. Any reduction in the availability of functionality of nonstandard semiconductor memory components from MTI could have a material adverse effect on the Company's business and results of operations.

  MTI is transitioning its semiconductor memory operations toward Synchronous DRAM ("SDRAM") from EDO memory products and toward 64 Meg from 16 Meg densities. Such transition may have a significant adverse impact on the volume or grade of nonstandard memory components supplied by MTI.
Other changes in MTI's semiconductor manufacturing processes resulting in improvement of device yields and/or changes in the product mix or specifications of its memory components, or other changes or events at MTI adversely affecting its overall manufacturing output, could adversely affect the volume of nonstandard memory components supplied by MTI. There can be no assurance that MTI will continue to produce adequate volumes of nonstandard memory components to maintain the Company's SpecTek semiconductor memory products operation at existing or historic levels.

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

  Memory Product Transition

  The semiconductor memory industry is characterized by, among other things, rapid technological change, frequent product introductions and enhancements, difficulties experienced in transitioning to new products, relatively short product life cycles and volatile market conditions.
During the first quarter of fiscal 1998, SpecTek began to transition production to SDRAM memory products. Net sales of SDRAM memory products in 1998 represented 21% of total SpecTek sales of semiconductor memory products and were nearly 60% of total SpecTek sales in the fourth quarter of fiscal 1998. In addition, the Company began the initial phase of its transition to 64 Meg memory products during the fourth quarter of fiscal 1998, which will require significant investments in new capital equipment. During periods of product transition, the Company's SpecTek semiconductor memory products operation has experienced in the past, and may experience in the future, significant increases in component test times and corresponding decreases in throughput. Future gross margins could be adversely affected if the Company is unable to effectively transition to new products in a timely fashion.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Substantially all of the Company's liquid investments and the majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. However, as of September 3, 1998, approximately 90% of the Company's liquid investments mature within three months and the remainder within one year. As of September 3, 1998, the Company believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values and has the ability and intent to hold these instruments to maturity. As result, the Company believes that the market risk arising from its holdings of financial instruments is minimal.

  The Company uses the U.S. Dollar as its functional currency, except for its operations in Japan. The assets and liabilities of the Company's Japanese operations are translated into U.S. Dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate transaction gains and losses included in the determination of net income have not been material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      Page
     										      ----
Consolidated Financial Statements:
  Consolidated Statements of Operations for the Fiscal Years Ended
    September 3, 1998, August 28, 1997 and August 29, 1996                             27

  Consolidated Balance Sheets as of September 3, 1998 and August 28, 1997              28

  Consolidated Statements of Shareholders' Equity for the Fiscal Years
    Ended September 3, 1998, August 28, 1997 and August 29, 1996                       29

  Consolidated Statements of Cash Flows for the Fiscal Years Ended
    September 3, 1998, August 28, 1997 and August 29, 1996                             30

  Notes to Consolidated Financial Statements                                           31

  Report of Independent Accountants                                                    43

Financial Statement Schedule:
  Schedule II-Valuation and Qualifying Accounts for the Fiscal Years Ended
    September 3, 1998, August 28, 1997 and August 29, 1996                             48




Micron Electronics, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)


Fiscal year ended              September 3, 1998           August 28, 1997           August 29, 1996
----------------------------------------------------------------------------------------------------
Net sales                             $1,733,432                $1,955,783                $1,764,920
Cost of goods sold                     1,511,278                 1,618,037                 1,503,735
                                      ----------                ----------                ----------
Gross margin                             222,154                   337,746                   261,185
Selling, general and administrative      284,292                   198,217                   151,959
Research and development                  10,138                     9,621                     3,050
Other expense (income), net               11,618                    (6,550)                      978
Restructuring charge                           -                         -                    29,200
                                      ----------                ----------                ----------
Operating income (loss)                  (83,894)                  136,458                    75,998
Gain on sale of MCMS common stock        156,222                         -                         -
Interest income, net                      13,776                     7,896                     3,639
                                      ----------                ----------                ----------
Income before taxes                       86,104                   144,354                    79,637
Income tax provision                      38,151                    57,092                    35,055
                                      ----------                ----------                ----------
Net income                            $   47,953                $   87,262                $   44,582
                                      ==========                ==========                ==========
Earnings per share:
  Basic                               $     0.50                $     0.93                $     0.49
  Diluted                                   0.50                      0.92                      0.48

Number of shares used in per share
calculation:
  Basic                                   95,657                    94,118                    91,687
  Diluted                                 96,027                    94,649                    92,489






















The accompanying notes are an integral part of the financial statements.



Micron Electronics, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except par value amounts)


As of                                                      		September 3, 1998                  August 28, 1997
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                        $328,537                        $ 183,935
Liquid investments                                                                 29,204                           10,068
Receivables                                                                       128,269                          223,476
Inventories                                                                        30,848                          115,501
Deferred income taxes                                                              19,172                           26,240
Other current assets                                                                2,432                            3,928
                                                                                 --------                          -------
  Total current assets                                                            538,462                          563,148

Property, plant and equipment, net                                                147,912                          191,536
Deferred income taxes                                                               2,748                                -
Other assets                                                                        3,321                            3,662
                                                                                 --------                         --------
  Total assets                                                                   $692,443                         $758,346
                                                                                 ========                         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                            $214,930                         $304,608
Accrued licenses and royalties                                                     18,585                           36,034
Current debt                                                                       16,798                           18,622
                                                                                 --------                         --------
  Total current liabilities                                                       250,313                          359,264

Long-term debt                                                                     11,730                           20,019
Deferred income taxes                                                                   -                               86
Other liabilities                                                                  13,506                           13,406
                                                                                ---------                         --------
  Total liabilities                                                               275,549                          392,775
                                                                                ---------                         --------

Commitments and contingencies

Common stock, $.01 par value, authorized 150.0 million shares; issued
  and outstanding 95.9 million and 95.6 million shares, respectively                 959                              956
Additional capital                                                               122,837                          120,108
Retained earnings                                                                293,061                          245,139
Cumulative foreign currency translation adjustment                                    37                             (632)
                                                                                --------                          -------
  Total shareholders' equity                                                     416,894                          365,571
                                                                                --------                         --------
  Total liabilities and shareholders' equity                                    $692,443                         $758,346
                                                                                ========                         ========













The accompanying notes are an integral part of the financial statements.


Micron Electronics, Inc.
Consolidated Statements of Shareholders' Equity
(Dollars and shares in thousands)


Fiscal year ended                                      September 3, 1998              August 28,1997           August 29, 1996
                                                     Shares       Amount           Shares     Amount        Shares      Amount
------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance at beginning of year                         95,555     $    956           92,473    $   925        91,431    $    914
Stock sold                                              254            2            3,135         31           136           1
Stock award                                               -            -                -          -           151           2
Purchase and retirement of stock                        (14)           -             (127)        (1)         (238)         (2)
Stock options                                            68            1               74          1           993          10
                                                     ------     --------           ------    -------        ------    --------
Balance at end of year                               95,863     $    959           95,555    $   956        92,473    $    925
                                                     ======     ========           ======    =======        ======    ========
ADDITIONAL CAPITAL
Balance at beginning of year                                    $120,108                     $ 69,392                 $ 58,613
Stock sold                                                         1,912                       49,895                    1,283
Stock award                                                            -                            -                    1,298
Purchase and retirement of stock                                     (15)                        (108)                    (156)
Stock options                                                        801                          713                      997
Tax effect of stock purchase plans                                    31                          216                    7,357
                                                                --------                     --------                 --------
Balance at end of year                                          $122,837                     $120,108                 $ 69,392
                                                                ========                     ========                 ========

RETAINED EARNINGS
Balance at beginning of year                                    $245,139                     $158,143                 $114,136
Purchase and retirement of stock                                     (31)                        (266)                    (575)
Net income                                                        47,953                       87,262                   44,582
                                                                --------                     --------                 --------
Balance at end of year                                          $293,061                     $245,139                 $158,143
                                                                ========                     ========                 ========

CUMULATIVE FOREIGN CURRENCY
  TRANSLATION ADJUSTMENT

Balance at beginning of year                                    $   (632)                    $      -                 $      -
Effect of balance sheet translations                              (1,845)                        (632)                       -
Effect of sale of MCMS                                             2,514                            -                        -
                                                                --------                     --------                 --------
Balance at end of year                                          $     37                     $   (632)                $      -
                                                                ========                     ========                 ========












The accompanying notes are an integral part of the financial statements.



Micron Electronics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)


Fiscal year ended                                            September 3, 1998          August 28, 1997          August 29, 1996
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $   47,953              $   87,262               $    44,582
Adjustments to reconcile net income to net cash
 provided by operating activities
   Depreciation and amortization                                        39,166                  35,399                    22,226
   Gain on sale of MCMS common stock                                  (156,222)                      -                         -
   Write-down of and losses from sales of fixed assets                   8,653                     347                       105
   Write-off of purchased in-process research and development                                    3,938                         -
   Restructuring charge                                                      -                       -                    29,200
   Changes in assets and liabilities, net of the effect of
   the sale of MCMS and acquisition and merger transactions:
     Receivables                                                        51,179                 (41,608)                  (48,478)
     Inventories                                                        61,050                 (37,077)                    8,382
     Deferred income taxes                                               6,360                  15,797                   (14,382)
     Accounts payable and accrued expenses                             (44,990)                 59,111                    66,592
     Accrued licenses and royalties                                    (17,330)                  8,793                     9,165
     Other                                                               1,711                  (1,848)                      420
                                                                    ----------              ----------               -----------
Net cash provided by (used for) operating activities                    (2,470)                130,114                   117,812
                                                                    ----------              ----------               -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Expenditures for property, plant and equipment                         (67,290)               (105,752)                  (90,122)
Proceeds from sales of property, plant and equipment                     6,339                   3,913                     6,354
Purchases of held-to-maturity investment securities                    (52,527)                (10,073)                       -
Proceeds from maturities of investment securities                       34,000                        -                        -
Proceeds from sale of MCMS, net of MCMS cash                           235,884                        -                        -
Acquisition of NetFRAME, net of cash acquired                                -                 (16,068)                        -
Other                                                                   (2,091)                   (915)                       21
                                                                    ----------              ----------               -----------
Net cash provided by (used for) investing activities                   154,315                (128,895)                  (83,747)
                                                                    ----------              ----------               -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from borrowings                                                 1,718                  21,799                    42,770
Repayments of debt                                                     (11,162)                 (4,874)                  (31,969)
Proceeds from issuance of common stock                                   2,716                  50,640                     2,300
Purchase and retirement of stock                                           (46)                   (375)                     (733)
Other                                                                      (94)                   (313)                        -
                                                                    ----------              ----------               -----------
Net cash provided by (used for) financing activities                    (6,868)                 66,877                    12,368
                                                                    ----------              ----------               -----------
Net increase in cash and cash equivalents                              144,977                  68,096                    46,433
Effect of exchange rate changes on cash and cash equivalents              (375)                      -                         -
Cash and cash equivalents at beginning of year                         183,935                 115,839                    69,406
                                                                    ----------              ----------                ----------
Cash and cash equivalents at end of year                            $  328,537              $  183,935                $  115,839
                                                                    ==========              ==========                ==========

SUPPLEMENTAL DISCLOSURES
Income taxes paid                                                   $  39,570               $   50,997                $   36,076
Interest paid, net of amounts capitalized                                 197                      776                       253


The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except per share amounts)

Significant Accounting Policies

  Business:   Micron Electronics, Inc. and its subsidiaries (collectively, the "Company"), a provider of personal computers sold through the direct channel, develops, manufactures, markets and supports electronic products for a broad range of computing and digital applications. The Company custom builds a wide variety of notebook and desktop PC systems and servers for its core customers-in consumer, commercial and public sectors. The Company's SpecTek semiconductor memory products operation recovers and markets memory components for specific applications.

  Basis of presentation:   The financial statements include the accounts of
Micron Electronics, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year is the 52 or 53 week period ending on the Thursday closest to August 31. The fiscal year ended September 3, 1998 contained 53 weeks compared to 52 weeks in fiscal years 1997 and 1996. As of September 3, 1998, the Company was 64% owned by Micron Technology, Inc. ("MTI").

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

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

  Revenue recognition:   Revenue from product sales to customers is
generally recognized upon shipment. A provision for estimated sales returns is recorded in the period in which the sales are recognized.

  Earnings per share:   The Company adopted Statements of Financial
Accounting Standard ("SFAS") No. 128, "Earnings Per Share" in fiscal 1998. Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options. Historical per share amounts have been restated in accordance with SFAS No. 128.

  Financial instruments:   Cash equivalents include highly liquid short-
term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash equivalents, liquid investments, receivables, other assets, accounts payable and accrued expenses and debt are considered by the Company to be reasonable approximations of their fair values, based on information available to management as of September 3, 1998. The use of different assumptions could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential taxes or other expenses that would be incurred in an actual settlement.

  Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, investment securities and trade accounts receivable. The Company invests its cash in credit instruments of highly rated financial institutions and performs periodic evaluations of the credit standing of these financial institutions. The Company, by policy, limits the concentration of credit exposure by restricting investments with any single obligor, instrument, or geographic area. A concentration of credit risk may exist with respect to trade receivables, as many of the Company's customers are affiliated with the computer, telecommunications and office automation industries, or are governmental entities. The Company has a large number of customers on which it performs ongoing credit evaluations and generally does not require collateral from its customers. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements-Continued
(Tabular amounts in thousands, except per share amounts)

  Inventories:   Inventories are stated at the lower of average cost or market.

  Property, plant and equipment:   Property, plant and equipment, including
software, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 30 years for buildings and 2 to 5 years for equipment and software.

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

  Warranty and services: The Company provides currently for the estimated costs incurred under its warranty and other service programs.

  Advertising:  Advertising costs are charged to operations as incurred.

  Foreign currency: The Company uses the U.S. Dollar as its functional currency, except for its operations in Japan. The assets and liabilities of the Company's Japanese operations are translated into U.S. Dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate transaction gains and losses included in the determination of net income are not material for any period presented.

  Recently issued accounting standards:   In June 1997, the Financial
Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The adoption of SFAS No. 130 is effective for the Company in fiscal 1999.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision-maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements is also to be provided. SFAS No. 131 is effective for the Company in fiscal 1999 and the form of the presentation of the Company's financial statements has not yet been determined.

  In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. The Company expects to adopt the provisions of SOP 98-1 in its fiscal 1999 and adoption is not expected to have a material effect on the Company's results of operations or financial position.

  Reclassifications:   Certain reclassifications have been made, none of
which affected results of operations, to present the statements on a consistent basis.

Gain on Sale of MCMS Common Stock

  On February 26, 1998, the Company completed the sale of 90% of its interest in MCMS, Inc. ("MCMS"), formerly Micron Custom Manufacturing Services, Inc. and a wholly owned subsidiary of the Company. The sale was structured as a recapitalization of MCMS (the "Recapitalization"), whereby Cornerstone Equity Investors IV, L.P., other investors and certain members of MCMS' management, including Robert F. Subia, then a director of the Company, acquired the 90% interest in MCMS. In exchange for the 90% interest in MCMS, the Company received $249.2 million in cash. Results of operations in 1998 include a pre-tax gain of $156.2 million ($94.5 million or $0.98 per diluted share, net of taxes) realized from the sale. Subsequent to the Recapitalization of MCMS, the Company owns a 10% interest in MCMS, which is accounted for by the Company on the cost basis. Accordingly, results of operations of MCMS subsequent to February 26, 1998 have been excluded from the Company's results of operations.

Micron Electronics, Inc.

 (Tabular amounts in thousands, except per share amounts)

Acquisition of NetFRAME Systems Incorporated

  In the fourth quarter of fiscal 1997, the Company acquired all of the outstanding common stock of NetFRAME Systems Incorporated ("NetFRAME") for $17.4 million in cash. NetFRAME developed and marketed enterprise-class multiprocessor servers offering continuous availability and scalability while supporting industry standard software. The acquisition was accounted for as a purchase, and the purchase price was allocated to the net assets acquired, including identified intangible assets and in-process research and development, based on their fair values. The Company's results of operations for 1997 include the results of operations of NetFRAME since the July 18, 1997 acquisition date.

  The fair value of NetFRAME's technology was determined by an independent appraiser through an analysis using a risk adjusted cash flow model. The analysis estimated future cash flows derived from the technology or products incorporating the technology were discounted taking into account risks related to existing and future markets and assessment of the life expectancy of such technology. Technology was segregated into that which was determined to be completed (those currently technologically feasible but that may require adjustments or relatively minor enhancements) and in process (technologies that require additional research and development efforts to reach technological feasibility). The analysis resulted in the allocation of $0.8 million of purchase price to completed technology, which was capitalized and amortized using the straight-line method over the estimated useful life of 30 months. In-process research and development was valued by an independent appraiser using the same methodology as completed technology. Estimated future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability, work required to establish feasibility, and to the completion of products ultimately to be marketed by the Company. The analysis resulted in the allocation of $3.9 million of purchase price to in-process research and development. In management's opinion, the acquired in-process research and development had not yet reached a stage where feasibility, delivery or product features were certain at July 18, 1997 and had no alternative future use. As a result, acquired in-process research and development was charged to expense during the fourth quarter of fiscal 1997. Additionally, $0.6 million of purchase price was allocated to other identified intangible assets, which were capitalized and amortized using the straight-line method over the estimated useful lives of 30 months. See "Other Expense (Income), Net."

Restructuring Charge

  In February 1996, the Company adopted a plan to discontinue the manufacture and sale of ZEOS brand PC systems and to close the related manufacturing operations in Minneapolis, Minnesota. As a result, the Company recorded a restructuring charge of $29.2 million ($22.4 million or $0.24 per diluted share, net of taxes) in fiscal 1996. The restructuring charge included $14.5 million related to the disposition of inventory of discontinued product lines, the write-off of $11.4 million of goodwill, $1.1 million for other asset write-downs, $0.6 million related to personnel costs and $1.6 million related to other exit costs.



Investment Securities
                                                                                  September 3, 1998          August 28, 1997
----------------------------------------------------------------------------------------------------------------------------
Held to maturity investment securities, at amortized cost:
  Commercial paper                                                                       $   70,434               $   72,685
  State and local government                                                                 37,425                   45,235
  U.S. Government agency                                                                    205,007                   39,257
  Bankers' acceptances                                                                            -                    3,767
                                                                                         ----------               ----------
                                                                                            312,866                  160,944
Less cash equivalents                                                                      (283,662)                (150,876)
                                                                                         ----------               ----------
Liquid investments                                                                       $   29,204               $   10,068
                                                                                         ==========               ==========

  Securities classified as held-to-maturity have remaining maturities within one year.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements-Continued
 (Tabular amounts in thousands, except per share amounts)


Receivables
                                                                                  September 3, 1998          August 28, 1997
----------------------------------------------------------------------------------------------------------------------------
Trade receivables                                                                        $  122,294               $  228,220
Receivables from affiliates                                                                     105                    4,227
Income taxes recoverable from MTI                                                             3,068                    1,377
Other                                                                                        10,090                    4,341
Allowance for doubtful accounts                                                              (3,709)                  (7,556)
Allowance for returns and discounts                                                          (3,579)                  (7,133)
                                                                                         ----------               ----------
                                                                                         $  128,269               $  223,476
                                                                                         ==========               ==========



Inventories
                                                                                  September 3, 1998          August 28, 1997
----------------------------------------------------------------------------------------------------------------------------
Raw materials and supplies                                                               $   16,144               $   81,505
Work in progress                                                                              4,469                   11,601
Finished goods                                                                               10,235                   22,395
                                                                                          ---------               ----------
                                                                                         $   30,848               $  115,501
                                                                                         ==========               ==========



Property, Plant and Equipment
                                                                                  September 3, 1998          August 28, 1997
----------------------------------------------------------------------------------------------------------------------------
Land                                                                                     $    1,234               $    1,639
Buildings                                                                                    34,826                   44,403
Equipment and software                                                                      145,310                  167,413
Assets in progress                                                                           38,197                   42,586
                                                                                         ----------               ----------
                                                                                            219,567                  256,041
Less accumulated depreciation and amortization                                              (71,655)                 (64,505)
                                                                                         ----------               ----------
                                                                                         $  147,912               $  191,536
                                                                                         ==========               ==========


  During the third quarter of fiscal 1996, the Company purchased approximately 30 acres of land adjacent to its PC manufacturing operations from a director of the Company and a third party for approximately $575,000.


Accounts Payable and Accrued Expenses
                                                                                  September 3, 1998          August 28, 1997
----------------------------------------------------------------------------------------------------------------------------
Trade accounts payable                                                                   $  146,124               $  237,066
Payable to affiliates                                                                        20,601                   10,971
Salaries, wages and benefits                                                                 20,496                   26,006
Income taxes payable                                                                             92                    2,193
Equipment contracts payable                                                                   3,884                    2,139
Accrued warranty                                                                             17,128                   12,988
Other                                                                                         6,605                   13,245
                                                                                         ----------               ----------
                                                                                         $  214,930               $  304,608
                                                                                         ==========               ==========


Micron Electronics, Inc.
Notes to Consolidated Financial Statements-Continued
 (Tabular amounts in thousands, except per share amounts)


Debt
                                                                                  September 3, 1998          August 28, 1997
----------------------------------------------------------------------------------------------------------------------------
Notes payable in periodic installments through September 2001,
  weighted average interest rate of 7.63% and 7.52%, respectively                         $  16,068                $  22,644
Capitalized lease obligations payable in monthly installments through
  June 2000, interest rate of 7.28% and 7.28%, respectively                                   4,284                    5,881
Amounts outstanding under revolving loan agreement, due June 1999,
  variable interest of 1.34% and 0.90%, respectively                                          8,176                    9,283
Amounts outstanding under revolving loan agreement, due May 1998
  variable interest of 7.63% at August 28, 1997                                                   -                      833
                                                                                          ---------                 --------
                                                                                             28,528                   38,641
Less current portion                                                                        (16,798)                 (18,622)
                                                                                          ---------                ---------
                                                                                          $  11,730                $  20,019
                                                                                          =========                =========


  The Company has an unsecured credit agreement, expiring June 2001, with a group of financial institutions providing for borrowings totaling $100.0 million. As of September 3, 1998, the Company was eligible to borrow the full amount under the agreement, but had no borrowings outstanding. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company.

  The Company's wholly-owned subsidiary, Micron Electronics Japan K.K., has an unsecured revolving credit facility with a financial institution, expiring June 1999, providing for borrowings of up to 1.5 billion Japanese yen (US$11.1 million at September 3, 1998). As of September 3, 1998, the Company was eligible to borrow the full amount under the agreement and there was US$8.2 million outstanding.

  Certain of the Company's notes payable are collateralized by equipment with a total cost of $20.9 million and accumulated depreciation of $9.1 million as of September 3, 1998. Equipment under capital leases and accumulated amortization thereon were $6.3 million and $2.5 million, respectively, as of September 3, 1998. Maturities of debt and future minimum lease payments are as follows:

                                                                  Revolving
                                          Notes       Capital        Credit
     Fiscal year                        Payable         Lease     Agreement
     ----------------------------------------------------------------------
     1999                              $  6,346      $  2,514      $  8,176
     2000                                 4,824         2,095             -
     2001                                 4,806             -             -
     2002                                    92             -             -
     Less interest                            -          (325             -
                                       --------      --------      --------
                                       $ 16,068      $  4,284      $  8,176
                                       ========      ========      ========

  Interest income is net of approximately $48,000, $1,075,000 and $176,000 of interest expense in 1998, 1997 and 1996, respectively. Construction period interest of approximately $2,040,000, $981,000 and $326,000 was capitalized in 1998, 1997 and 1996, respectively.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements-Continued
 (Tabular amounts in thousands, except per share amounts)


Other Expense (Income), Net

  Other expense in 1998 includes $11.1 million of costs associated with the Company's actions taken in the second quarter of fiscal 1998 to realign its PC operations to concentrate on its core markets and customers. Such actions included the consolidation of the Company's domestic and international PC operations and the reduction of 10% of its workforce, or approximately 450 employees, from generally all areas of the Company.
Costs associated with the realignment included employee termination benefits of $6.7 million, the write-down of equipment and leasehold improvements and the write-off of current technologies and other intangible assets as a result of the consolidation of the Company's NetFRAME enterprise server operations. As of September 3, 1998, essentially all of the 450 employees had been terminated and there was no remaining liability recorded for termination benefits. Other operating expense for fiscal 1998 also includes $5.2 million for the write-off of abandoned in-development software projects. Other income for fiscal 1998 includes a one-time benefit recognized by the Company resulting from a net rebate of $4.4 million associated with a change of providers of on-site service contracts for the Company's domestic desktop installed base.


Stock Purchase and Incentive Plans

  The Company's 1995 Employee Stock Purchase Plan allows eligible employees of the Company to purchase shares of common stock through payroll deductions. The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each six month offering period and are restricted from resale for a period of one year from the date of purchase. Purchases are limited to 20% of an employee's eligible compensation. A total of 2,500,000 shares are reserved for issuance under the plan, of which approximately 508,000 shares had been issued as of September 3, 1998.

  In December 1994, ZEOS awarded shares of its common stock to certain of its employees subject to their continued employment. Compensation expense was recognized over the vesting period based upon the fair market value of the stock at the date of award. To satisfy this award, the Company issued approximately 151,000 shares of the Company's common stock in January 1996.

  The Company's 1995 Stock Option Plan (the "Option Plan") provides for the granting of incentive and nonstatutory stock options. As of September 3, 1998, there were 10,000,000 shares of common stock reserved for issuance under the Option Plan. Exercise prices of the incentive and nonstatutory stock options have generally been 100% and 85%, respectively, of the fair market value of the Company's common stock on the date of grant. Options are granted subject to terms and conditions determined by the Board of Directors, and generally are exercisable in increments of 20% for each year of employment beginning one year from date of grant and generally expire six years from date of grant.

  On March 19, 1998, the Board of Directors approved an option repricing program pursuant to which all employees, except certain executive officers, could exchange outstanding options under the Option Plan for new options having an exercise price equal to the average closing price of the Company's common stock for the five business days preceding April 3, 1998 and having generally the same terms and conditions, including vesting and expiration terms, as the options exchanged. Options to purchase 2,345,000 shares having an average exercise price of $18.17 were exchanged under the program.

  During fiscal 1998, Mr. Joel J. Kocher, the Company's Chief Executive Officer and Chairman of the Board of Directors, was granted options to purchase a total of 650,000 shares of the Company's Common Stock. Of these 650,000 options, 500,000 were granted under the Option Plan and 150,000 were granted as non-plan grants. A total of 250,000 options vest after completion by Mr. Kocher of seven (7) years of employment with the Company, subject to immediate early vesting if the Company achieves certain financial criteria relating to profitability, net revenue, net margin and cash balance increases.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements-Continued
 (Tabular amounts in thousands, except per share amounts)


  Option activity is summarized as follows (amounts in thousands, except per share amounts):

  Fiscal Year Ended                                     September 3, 1998           August 28, 1997         August 29, 1996
  -------------------------------------------------------------------------------------------------------------------------
                                                                 Weighted                 Weighted                 Weighted
                                                                  average                  average                  average
                                                        Number   exercise        Number   exercise        Number   exercise
                                                     of shares      price     of shares      price     of shares      price
                                                     --------------------     --------------------     --------------------
  Outstanding at beginning of year                       3,559    $ 16.98         1,908    $ 13.70         1,795    $  8.22
  Granted                                                5,842      13.20         1,926      19.90         1,294      12.11
  Exercised                                                (68)     11.37           (75)      9.49          (992)      1.02
  Terminated or canceled                                (4,041)     17.40          (200)     16.52          (189)     17.35
                                                     ---------                 --------                ---------
  Outstanding at end of year                             5,292      12.56         3,559      16.98         1,908      13.70
                                                     =========                 ========                =========

  Exercisable at end of year                               747      13.24           473      14.45           172      13.84
  Shares available for future grant under
     the Option Plan                                     4,764                    1,416                    3,141

  The following table summarizes information about the Company's stock options outstanding as of September 3, 1998 (amounts in thousands, except per share amounts):

                                                            Options Outstanding                     Options Exercisable
                                       --------------------------------------------------------------------------------------
                                                               Weighted         Weighted                             Weighted
                                                                average          average                              average
                                               Number         remaining         exercise            Number           exercise
  Range of exercise prices                  of shares       life (years)           price         of shares              price
  ------------------------                  ---------       -----------         --------         ---------           --------
  Less than $5.00                                  17              0.23            $3.00                17              $3.00
  $5.00 - $10.00                                  742              5.43             9.14                 8               9.31
  $10.01 - $15.00                               3,836              5.23            12.47               564              12.36
  $15.01 - $20.00                                 600              4.26            17.17               150              17.44
  Greater than $20.00                              97              4.40            21.96                 8              21.96
                                            ---------       -----------          -------         ---------            -------
                                                5,292                                                  747
                                            =========                                            =========


  The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The Company continues to measure compensation expense for its stock-based employee compensation using the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees."

  The fair value of options at date of grant was estimated using the Black-Scholes options pricing model. The weighted average assumptions and resulting fair values at date of grant for options granted during 1998, 1997 and 1996 follow:

                                                    Stock Option Plan Shares             Employee Stock Purchase Plan Shares
                                                1998        1997        1996                    1998        1997        1996
----------------------------------------------------------------------------------------------------------------------------
  Assumptions:
     Expected life                         3.3 years   3.5 years   3.5 years               0.5 years   0.5 years   0.5 years
     Risk-free interest rate                    5.6%        6.2%        5.9%                    5.1%        5.0%        5.1%
     Expected volatility                       70.0%       70.0%       70.0%                   70.0%       70.0%       70.0%
     Dividend yield                             0.0%        0.0%        0.0%                    0.0%        0.0%        0.0%

  Weighted average fair values:
     Exercise price equal to market price      $6.57      $10.68       $6.50                       -           -           -
     Exercise price less than market price      9.25       11.41        6.61                   $3.78       $5.39       $3.68


Micron Electronics, Inc.
Notes to Consolidated Financial Statements-Continued
 (Tabular amounts in thousands, except per share amounts)

  Stock based compensation costs would have reduced pretax income by $12.1 million, $6.5 million and $1.3 million in 1998, 1997 and 1996, respectively ($7.3 million, $4.0 million and $0.8 million, and $0.08, $0.04 and $0.01 per diluted share, respectively, net of taxes), if the fair values of all options granted during 1998, 1997 and 1996 had been recognized as compensation expense on a straight-line basis over the vesting period of the grants. The pro forma effect on net income for 1998, 1997 and 1996 may not be representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

Retirement Plan

  The Company has a 401(k) retirement plan (the "RAM Plan") in which substantially all employees participate. Under the RAM Plan, which is administered by MTI, employees may contribute from 2% to 16% of eligible pay to various savings alternatives. The RAM Plan provides for an annual match by the Company of the first $1,500 of eligible employee contributions and for additional contributions by the Company based on the Company's financial performance. The Company's expense pursuant to the RAM Plan was approximately $3,729,000, $4,311,000 and $3,051,000 in 1998, 1997 and 1996,
respectively.

Transactions With Affiliates

  Fiscal year ended                                  September 3, 1998               August 28, 1997          August 29, 1996
  ---------------------------------------------------------------------------------------------------------------------------
  Net sales                                                 $   18,538                    $   26,791               $   46,579
  Inventory purchases                                           34,393                        82,337                  198,753
  Component recovery agreement expenses                         27,350                        44,534                        -
  Revenue sharing expenses                                           -                             -                   49,645
  Administrative services and other expenses                     1,147                           934                    1,680
  Property, plant and equipment purchases                        4,395                           930                      574
  Property, plant and equipment sales                            5,307                           575                        9
  Construction management services                                   -                           749                      940


  The above transactions with affiliates include those of MCMS through February 26, 1998.

  During the fourth quarter of fiscal 1996, the Company entered into a new component recovery agreement with MTI, effective August 30, 1996 and expiring September 2, 1999. The new agreement replaced the revenue sharing agreement. Pursuant to the component recovery agreement, the Company generally pays to MTI an amount equal to one-half of the operating income generated from sales of such components. Revenue sharing expense reflected costs incurred under a revenue sharing agreement, wherein, for the nonstandard semiconductor components supplied by MTI, the Company paid MTI an amount equal to one-half the price realized from sales of such components.

Commitments

  As of September 3, 1998, the Company had commitments of $9.5 million for equipment purchases and $0.5 million for construction of buildings. In addition, the Company is required to make minimum royalty payments under certain agreements and periodically enters into purchase commitments with certain suppliers.

  The Company leases various office and production facilities and certain other property and equipment, under operating lease agreements expiring through 2002, with renewals thereafter at the option of the Company. Future minimum lease payments total approximately $5,101,000 and are as follows: $2,038,000 in 1999, $1,729,000 in 2000, $1,163,000 in 2001 and
$171,000 in 2002.

  Rental expense was approximately $5,402,000, $3,620,000 and $2,405,000 in 1998, 1997 and 1996, respectively.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements-Continued
 (Tabular amounts in thousands, except per share amounts)

Income Taxes

  The Company was included in the consolidated U.S. federal income tax return of MTI until June 1996, at which time the Company became a separate taxpayer. For all periods presented, the provision for income taxes is computed as if the Company were a separate taxpayer, and consists of the following:

  Fiscal year ended         September 3, 1998               August 28, 1997          August 29,1996
  -------------------------------------------------------------------------------------------------
  Current:
     U.S. federal                  $   29,299                    $   34,722              $   44,128
     State                              2,089                         6,573                   5,309
                                   ----------                    ----------              ----------
                                       31,388                        41,295                  49,437
                                   ----------                    ----------              ----------
  Deferred:
     U.S. federal                       6,178                        13,625                 (11,923)
     State                                585                         2,172                  (2,459)
                                   ----------                    ----------              ----------
                                        6,763                        15,797                 (14,382)
                                   ----------                    ----------              ----------
  Income tax provision             $   38,151                    $   57,092              $   35,055
                                   ==========                    ==========              ==========


  The tax benefit associated with nonstatutory stock options and disqualifying dispositions by employees of shares issued under the Company's and MTI's stock plans reduced taxes payable by approximately $31,000, $216,000 and $7,357,000 for 1998, 1997 and 1996, respectively.
Such benefits are credited to additional capital.

  A reconciliation between the income tax provision and income tax computed using the federal statutory rate follows:

  Fiscal year ended                                 September 3, 1998               August 28, 1997          August 29, 1996
  --------------------------------------------------------------------------------------------------------------------------
  U.S. federal income tax at statutory rate                $   30,136                    $   50,524               $   27,873
  State taxes, net of federal benefit and state tax credits     1,743                         4,777                    2,254
  Valuation allowance                                           4,139                             -                        -
  In-process research and development                               -                         1,378                        -
  Goodwill                                                          -                             -                    4,935
  Other                                                         2,133                           413                       (7)
                                                           ----------                    ----------               ----------
                                                           $   38,151                    $   57,092               $   35,055
                                                           ==========                    ==========               ==========


Micron Electronics, Inc.
Notes to Consolidated Financial Statements-Continued
 (Tabular amounts in thousands, except per share amounts)

  Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at enacted tax rates. Deferred income tax assets totaled approximately $30,163,000 (net of a $4,139,000 million valuation allowance) and $38,750,000 and liabilities totaled approximately $8,243,000 and $12,596,000 at September 3, 1998 and August 28, 1997, respectively. The tax effects of temporary differences and carryforwards that give rise to the deferred tax assets and liabilities are as follows:

  As of                                                                           September 3, 1998          August 28, 1997
  --------------------------------------------------------------------------------------------------------------------------
 Current deferred tax asset:
     Receivables                                                                          $   1,821                $   3,885
     Inventories                                                                              2,329                    4,724
     Accrued expenses                                                                        10,060                    6,768
     Accrued licenses and royalties                                                           2,410                    8,085
     Accrued compensation                                                                     1,966                    1,959
     Other                                                                                      586                      819
                                                                                           --------                ---------
                                                                                             19,172                   26,240
                                                                                           --------                ---------

  Noncurrent deferred tax asset (liability):
     Property, plant and equipment                                                           (1,374)                  (5,443)
     Investment basis difference                                                              3,841                        -
     Accrued expenses                                                                         4,347                    3,721
     Accrued license and royalties                                                             (711)                     (36)
     Accrued compensation                                                                     1,460                    1,080
     Other                                                                                   (4,815)                     592
                                                                                         ----------               ----------
                                                                                              2,748                      (86)
                                                                                         ----------               ----------
  Total net deferred taxes                                                               $   21,920               $   26,154
                                                                                         ==========               ==========


  Deferred tax assets of approximately $9,373,000 were recorded in 1997 in connection with the acquisition of NetFRAME. The Company has federal operating loss carryforwards of $14.1 million (including $11.8 million as a result of the NetFRAME acquisition) that expire beginning in 2006 and apportioned state operating loss carryforwards of $37.1 million (including $3.9 million as a result of the NetFRAME acquisition) that expire beginning in 2000. The use of pre-acquisition operating losses and tax credit carryforwards are subject to limitations imposed by the Internal Revenue Code. To the extent the amount of NetFRAME's operating loss and tax credit carryforwards available to offset future taxable income were statutorily limited, no deferred tax asset was established.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements-Continued
 (Tabular amounts in thousands, except per share amounts)


Earnings Per Share
  During fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which changed the standard for computing and presenting earnings per share. Earnings per share for periods prior to fiscal 1998 have been restated as required by SFAS 128. Diluted earnings per share excludes the effect of antidilutive employee stock options.

  A reconciliation of the income available to common shareholders and number of common shares outstanding follows:

  Fiscal year ended                                September 3, 1998               August 28, 1997          August 29, 1996
  -------------------------------------------------------------------------------------------------------------------------
  Net income available to common shareholders             $   47,953                    $   87,262               $   44,582
							  ==========                    ==========               ==========
  Common shares outstanding:
     Weighted average shares outstanding - basic              95,657                        94,118                   91,687
     Effect of dilutive stock options                            370                           531                      802
                                                          ----------                     ---------               ----------
     Weighted average shares outstanding - diluted            96,027                        94,649                   92,489
                                                          ==========                     =========               ==========
  Earnings per share:
     Basic                                                $     0.50                     $    0.93               $     0.49
     Diluted                                                    0.50                          0.92                     0.48


Export Sales

 Export sales were approximately $156,761,000, $143,446,000 and $181,371,000 in 1998, 1997 and 1996, respectively. Export sales are denominated primarily in United States dollars.

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

Micron Electronics, Inc.
Quarterly Financial Information (Unaudited)
(Tabular amounts in thousands, except per share amounts)


                                               Fourth                 Third                   Second                   First
                                              Quarter               Quarter                  Quarter                 Quarter
----------------------------------------------------------------------------------------------------------------------------
  1998
     Net sales                               $339,022             $340,760                  $494,760                $558,890
     Gross margin                              75,179               65,303                     4,458                  77,214
     Net income                                16,195                5,928                    24,765                   1,065
     Earnings per share:
       Basic                                     0.17                 0.06                      0.26                    0.01
       Diluted                                   0.17                 0.06                      0.26                    0.01

 1997
     Net sales                               $513,097             $511,394                  $510,274                $421,018
     Gross margin                              86,099               79,582                    91,615                  80,450
     Net income                                14,955               19,656                    27,839                  24,812
     Earnings per share:
       Basic                                     0.16                 0.21                      0.30                    0.27
       Diluted                                   0.16                 0.20                      0.30                    0.27


  Results of operations in the fourth quarter of fiscal 1998 were favorably affected by $14.7 million ($8.9 million or $0.09 per diluted share, net of taxes), including a benefit to cost of goods sold of $11.8 million related to revisions of estimates for certain contingencies for product and process technology costs and $2.9 million for revisions in estimates of a charge recorded in the second quarter of fiscal 1998 related to the Company's realignment of its PC operations (see below).

  In the second quarter of fiscal 1998, the Company completed the sale of 90% of its interest in MCMS, Inc. Results of operations in the second quarter of fiscal 1998 include a pre-tax gain of $156.2 million ($94.5 million or $0.99 per diluted share, after taxes) realized from the sale. Results of the operations for the second quarter of fiscal 1998 also include significant operating losses from the Company's PC operation. Selling prices for the Company's notebook products in the second quarter of fiscal 1998 decreased to a level below the Company's cost. In addition, the Company wrote down the value of notebook PC inventories that the Company purchased as a result of an overly aggressive forecast. In February 1998, the Company announced it had taken several actions to realign the Company to concentrate on its core markets and customers, including the consolidation of its domestic and international operations and the reduction of approximately 10% of its workforce. Results of operations in the second quarter of fiscal 1998 include a pre-tax charge of $13.0 million ($7.9 million or $0.08 per diluted share, net of taxes) for employee severance costs and other costs to consolidate the Company's PC operations.

  In the fourth quarter of fiscal 1997, the Company acquired NetFRAME Systems Incorporated. Net income for the fourth quarter of fiscal 1997 was adversely affected by $6.4 million, or $0.07 per diluted share, which includes the operating losses of NetFRAME since the July 18, 1997 acquisition date and a one-time charge of $3.9 million for the write-off of purchased in-process research and development. See "Acquisition of NetFRAME Systems Incorporated."

Micron Electronics, Inc.
Report of Independent Accountants




The Shareholders and Board of Directors
Micron Electronics, Inc.

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Micron Electronics, Inc. and its subsidiaries at September 3, 1998 and August 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 3, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                   /s/  PricewaterhouseCoopers, LLP


Boise, Idaho
September 28, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Certain information concerning the Registrant's executive officers and directors is included under the caption "Officers and Directors of the Registrant" included in PART I, Item 1 of this report. Other information required by Items 10, 11, 12 and 13 will be contained in the registrant's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after September 3, 1998, and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following are filed as a part of this report:

  Financial statements and financial statement schedules-see "Item 8. Financial Statements and Supplementary Data."

  Exhibit   Description
  -------   ----------------------------------------------------------------

  2.1       Agreement of Merger, dated as of October 30, 1994, as amended
	    by the first amendment thereto, dated as of
            December 13, 1994, by and among ZEOS, MCI and MCMS (1)
  2.2       Articles of Merger, dated April 7, 1995, by and among ZEOS, MCI and MCMS (2)
  3.1       Articles of Incorporation of Registrant, as amended (3)
  3.2       Bylaws of the Registrant, as amended (7)
  10.35     1995 Stock Option Plan (4)
  10.36     1995 Employee Stock Purchase Plan (4)
  10.37     Amended and Restated Executive Bonus Plan (6)
  10.38     Form of Indemnification Agreement between the Registrant and its officers and directors (5)
  10.39     Form of Six-Month Termination Agreements for certain officers of the Registrant (5)
  10.42     Component Recovery Agreement, dated August 14, 1996, between the Company and Micron Technology, Inc., as
            amended (7)
  10.44     Form of Twelve-Month Termination Agreements for certain
            officers of the Registrant (7)
  10.45     Form of Two-Year Termination Agreements for certain officers of the Registrant (7)
  10.47     Form of Employment and Noncompete Agreement, with 12-month termination provision, for certain officers
            of the Registrant (8)
  10.48     Form of Employment and Noncompete Agreement, with 6-month
            termination provision, for certain officers
            of the Registrant (8)
  10.49     Addendum to Severance Agreement, dated January 23, 1998, by and between the Company and T. Erik Oaas (8)
  10.50     Addendum to Severance Agreement, dated January 12, 1998, by and between the Company and Gregory D.
            Stevenson (8)
  10.51     Termination Agreement, dated December 21, 1997, between the
            Company and Robert F. Subia (8)
  10.52     Employment Offer, dated January 10, 1998, to Joel J. Kocher (8)
  10.53     Credit Agreement, dated June 10, 1998, between the Company and certain financial institutions named therein (9)
  10.54     Agent's Resignation and Appointment Agreement, dated August 28,
            1998, between the Company and certain financial institutions named therein.
  10.55     Assignment and Assumption Agreement, dated September 1, 1998, between the Company and certain financial institutions named therein.
  10.56     Form of Employment, Severance and Noncompete Agreement for
            Certain Officers of the Registrant
  10.57     Amendment Number 2 to Component Recovery Agreement between the
            Company and Micron Technology, Inc.
  21        Subsidiaries of the Registrant
  23        Consent of Independent Accountants
  27        Financial Data Schedule
  27.1      Restated Financial Data Schedule for the Year Ended August 28,
            1997
  27.2      Restated Financial Data Schedule for the Year Ended August 29,
            1996
__________

  (1) Incorporated by reference to Registration Statement on Form S-4 (File No. 33-90212), as declared effective on March 13, 1995
  (2)       Incorporated by reference to Current Report on Form 8-K, dated
            April 7, 1995
  (3) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 1995
  (4) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended June 1, 1995
  (5) Incorporated by reference to Annual Report on Form 10-K, as amended, for the fiscal year ended August 31, 1995
  (6) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 29, 1997
  (7) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended August 28, 1997
  (8) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 26, 1998

  (9) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 28, 1998

(b)  Reports on Form 8-K:

  On June 23, 1998, the Company filed a report on Form 8-K announcing the election of Joel J. Kocher to the positions of chief executive officer and chairman of the board of the Company and the retirement of Joseph M. Daltoso from the Company.













































  Additions, GoBook, Micron, Micron Electronics, Millennia Max, Millennia MicroTower, MPower, PowerXchange, Samurai, Trek and TransPort Trek are trademarks of the Company. ClientPro, Millennia, NetFRAME, SpecTek, TransPort, Vetix and ZEOS are registered trademarks of the Company. Micron Advantage, MicronOpt and Micron Power are service marks of the Company. Pentium is a registered trademark and MMX is a trademark of Intel Corporation. Microsoft, Windows and Windows NT are registered trademarks of Microsoft Corporation. All other product names appearing herein are for identification purposes only and may be trademarks of their respective companies.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Nampa, State of Idaho, on the 6th day of October, 1998.

                                   Micron Electronics, Inc.

                                   /s/  T. Erik Oaas
                                   -------------------------------------------
                                   T. Erik Oaas
                                   Executive Vice President, Finance and Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)


  Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nampa, State of Idaho, on the 6th day of October, 1998.

Signature                                         Title                        Date
---------------------    -------------------------------------------------     -------------------
/s/  Joel J. Kocher      Chairman of the Board, President, Chief Operating     October 6, 1998
----------------------   Officer and Chief Executive Officer (Principal
(Joel J. Kocher)         Executive Officer)

/s/  T. Erik Oaas        Executive Vice President, Finance and Chief           October 6, 1998
----------------------   Financial Officer (Principal Financial and
(T. Erik Oaas)           Accounting Officer); Director

/s/  Steven R. Appleton  Director                                              October 6, 1998
-----------------------
(Steven R. Appleton)

/s/  Robert A. Lothrop   Director                                              October 6, 1998
-----------------------
(Robert A. Lothrop)

/s/  John R. Simplot     Director                                              October 6, 1998
-----------------------
(John R. Simplot)

                                  47

Schedule II
Micron Electronics, Inc.
Valuation and Qualifying Accounts
(Dollars in thousands)


Fiscal year ended                                  September 3, 1998               August 28, 1997          August 29, 1996
---------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance at beginning of year                              $    7,556                     $   8,221                $   5,458
Additions charged to expense                                   4,273                         1,032                    6,306
Reductions and write-offs                                     (7,662)                       (3,381)                  (3,543)
Acquisition/sale                                                (458)                        1,684                        -
                                                          ----------                     ---------                ---------
Balance at end of year                                    $    3,709                     $   7,556                $   8,221
                                                          ==========                     =========                =========


DEFERRED TAX ASSET VALUATION ALLOWANCE
Balance at beginning of year                              $        -                     $       -                $       -
Additions charged to expense                                   4,139                             -                        -
                                                          ----------                     ---------                ---------
Balance at end of year                                    $    4,139                     $       -                $       -
                                                          ==========                     =========                =========

                                  48