Form 10-Q
period 1998-12-03
MICRON ELECTRONICS INC
filed 1999-01-11
CIK 854460

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                                 FORM 10-Q



     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the quarterly period ended                   December 3, 1998
                                   ---------------------------------------------
                                    OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

     For the transition period from                        to
                                   ------------------------  -------------------
     Commission File Number:                          0-17932
                            ----------------------------------------------------


                          Micron Electronics, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)





          Minnesota                                            41-1404301
----------------------------------                      ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


900 E. Karcher Road,  Nampa, Idaho                                      83687
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


     Registrant's telephone number, including area code  (208) 898-3434
                                                       -------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X   No

  The number of outstanding shares of the registrant's common stock as of December 30, 1998 was 96,061,036.

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

Micron Electronics, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

Fiscal quarter ended                        December 3, 1998   November 27, 1997
--------------------------------------------------------------------------------
Net sales                                          $ 403,496           $ 558,890
Cost of goods sold                                   334,678             481,676
                                                   ---------           ---------
Gross margin                                          68,818              77,214
Selling, general and administrative                   52,396              72,258
Research and development                               1,451               3,582
Other expense, net                                        40               1,807
                                                   ---------           ---------
Operating income (loss)                               14,931               (433)
Interest income, net                                   4,027               2,194
                                                   ---------           ---------
Income before taxes                                   18,958               1,761
Income tax provision                                   7,299                 696
                                                   ---------           ---------
Net income                                         $  11,659           $   1,065
                                                   =========           =========

Earnings per share:
  Basic                                            $    0.12           $    0.01
  Diluted                                               0.12                0.01

Number of shares used in per share calculation:
  Basic                                               95,953              95,552
  Diluted                                             97,316              95,923

The accompanying notes are an integral part of the financial statements.
                                 <1>
Micron Electronics, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except par value amounts)

As of                                        December 3, 1998  September 3, 1998
--------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                            $313,784           $328,537
Liquid investments                                     55,915             29,204
Receivables, net                                      166,722            128,269
Inventories                                            29,581             30,848
Deferred income taxes                                  22,380             19,172
Other current assets                                    2,451              2,432
                                                     --------           --------
  Total current assets                                590,833            538,462

Property, plant and equipment, net                    149,752            147,912
Other assets                                            3,463              6,069
                                                      -------           --------
  Total assets                                       $744,048           $692,443
                                                     ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                $237,187           $214,930
Accrued licenses and royalties                         30,685             18,585
Current debt                                           18,015             16,798
                                                     --------           --------
  Total current liabilities                           285,887            250,313

Long-term debt                                          9,777             11,730
Other liabilities                                      17,129             13,506
                                                     --------           --------
  Total liabilities                                   312,793            275,549
                                                     --------           --------
Commitments and contingencies

Common stock, $.01 par value, authorized 150.0
  million shares; issued and outstanding 96.1
  million and 95.9 million shares at December 3,
  1998 and September 3, 1998, respectively                961                959
Additional capital                                    125,888            122,837
Retained earnings                                     304,719            293,061
Accumulated other comprehensive income (loss)           (313)                 37
                                                     --------           --------
  Total shareholders' equity                          431,255            416,894
                                                     --------           --------
  Total liabilities and shareholders' equity         $744,048           $692,443
                                                     ========           ========


The accompanying notes are an integral part of the financial statements.
                                 <2>

Micron Electronics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousand)

Fiscal quarter ended                        December 3, 1998   November 27, 1997
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $  11,659           $   1,065
Adjustments to reconcile net income to net
  cash provided by (used for) operating
  activities:
     Depreciation and amortization                     7,894              10,413
     Changes in assets and liabilities:
       Receivables                                  (38,167)            (33,697)
       Inventories                                     1,520            (15,152)
       Accounts payable and accrued expenses          25,220              33,448
       Accrued licenses and royalties                 12,100             (3,523)
       Deferred income taxes                           3,038               1,743
       Other                                             399               1,419
                                                   ---------           ---------
Net cash provided by (used for) operating
  activities                                          23,663             (4,284)
                                                   ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment      (12,987)            (25,931)
Proceeds from sales of property, plant and
equipment                                                  -               5,798
Purchases of held-to-maturity investment securities (42,613)                   -
Proceeds from maturities of investment securities     16,125                   -
Other                                                  (262)               (528)
                                                   ---------           ---------
Net cash used for investing activities              (39,737)            (20,661)
                                                   ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                   -                   3
Repayments of debt                                   (1,823)             (1,877)
Proceeds from issuance of common stock                 2,772                  39
Purchase and retirement of stock                           -                (21)
                                                   ---------           ---------
Net cash provided by (used for) financing
activities                                               949             (1,856)
                                                   ---------           ---------
Net decrease in cash and cash equivalents           (15,125)            (26,801)
Effect of exchange rate changes on cash and cash
equivalents                                              372                   -
Cash and cash equivalents at beginning of period     328,537             183,935
                                                   ---------           ---------
Cash and cash equivalents at end of period         $ 313,784           $ 157,134
                                                   =========           =========


The accompanying notes are an integral part of the financial statements.
                                 <3>

Micron Electronics, Inc.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except per share amounts)


1. Unaudited Interim Financial Statements

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Micron Electronics, Inc. and its subsidiaries (collectively, the "Company") and their results of operations and cash flows. Certain reclassifications have been made, none of which affect results of operations, to present the financial statements on a consistent basis.

   This report on Form 10-Q for the first fiscal quarter ended December 3, 1998 should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 3, 1998. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated September 3, 1998. The Company's fiscal year is a 52 or 53 week period ending on the Thursday closest to August 31.

   The Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" as of the first quarter of fiscal 1999. SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. The adoption did not have a material effect on the Company's results of operations or financial position for the quarter ended December 3, 1998.

2.   Receivables
                                            December 3, 1998   September 3, 1998
--------------------------------------------------------------------------------
Trade receivables                                   $160,221            $122,294
Receivables from affiliates, net                         344                 105
Income taxes recoverable from MTI                      3,544               3,068
Other                                                  9,271              10,090
Allowance for doubtful accounts                      (3,455)             (3,709)
Allowance for returns and discounts                  (3,203)             (3,579)
                                                    --------            --------
                                                    $166,722            $128,269
                                                    ========            ========

3.   Inventories

                                           December 3, 1998   September 3, 1998
--------------------------------------------------------------------------------
Raw materials and supplies                          $ 15,282            $ 16,144
Work in progress                                       5,422               4,469
Finished goods                                         8,877              10,235
                                                    --------            --------
                                                    $ 29,581            $ 30,848
                                                    ========            ========

                                 <4>

Micron Electronics, Inc.
Notes to Consolidated Financial Statements - Continued
(Tabular amounts in thousands, except per share amounts)


4.   Property, Plant and Equipment

                                            December 3, 1998   September 3, 1998
--------------------------------------------------------------------------------
Land                                                $  1,234            $  1,234
Buildings                                             35,200              34,826
Equipment and software                               156,136             145,310
Assets in progress                                    36,151              38,197
                                                    --------            --------
                                                     228,721             219,567
Less accumulated depreciation and amortization      (78,969)            (71,655)
                                                    --------            --------
                                                    $149,752            $147,912
                                                    ========            ========

   Effective September 4, 1998, the Company revised its estimated useful lives of certain information technology assets. The effect of this change was to reduce the first fiscal quarter 1999 depreciation and amortization charge by $1.4 million ($0.8 million net of tax), or $0.01 per diluted share.

5.   Accounts Payable and Accrued Expenses

                                            December 3, 1998   September 3, 1998
--------------------------------------------------------------------------------
Trade accounts payable                              $170,511            $146,124
Payable to affiliates                                 27,215              20,601
Salaries, wages and benefits                          15,142              20,496
Income taxes payable                                     278                  92
Equipment contracts payable                              636               3,884
Accrued warranty                                      17,699              17,128
Other                                                  5,706               6,605
                                                    --------            --------
                                                    $237,187            $214,930
                                                    ========            ========

6.   Debt

                                            December 3, 1998   September 3, 1998
--------------------------------------------------------------------------------
Notes payable in periodic installments
  through September 2001,weighted average
  interest rate of 7.62% and 7.63%, respectively     $ 14,985           $ 16,068
Capitalized lease obligations payable in monthly
  installments through June 2000, interest rate
  of 7.28%                                              3,544              4,284
Amounts outstanding under revolving loan agreement,
  due June 1999, variable interest of 1.52% and
  1.34%, respectively                                   9,263              8,176
                                                     --------           --------
                                                       27,792             28,528
Less current portion                                 (18,015)           (16,798)
                                                     --------           --------
                                                     $  9,777           $ 11,730
                                                     ========           ========


  The Company has an unsecured credit agreement, expiring June 2001, with a group of financial institutions providing for borrowings totaling $100.0 million. As of December 3, 1998, the Company was eligible to borrow the full amount under the agreement, but had no borrowings outstanding. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company.
                                 <5>

Micron Electronics, Inc.
Notes to Consolidated Financial Statements-Continued
(Tabular amounts in thousands, except per share amounts)


  The Company's wholly-owned subsidiary, Micron Electronics Japan K.K., has an unsecured revolving credit facility with a financial institution, expiring June 1999, providing for borrowings of up to 1.5 billion Japanese yen (US$12.6 million at December 3, 1998). As of December 3, 1998, the Company was eligible to borrow the full amount under the agreement and there was US$9.3 million outstanding.

  Certain of the Company's notes payable are collateralized by equipment with a total cost of approximately $20.9 million and accumulated depreciation of approximately $10.2 million as of December 3, 1998.


7.   Transactions with Affiliates

                                                   For the quarter ended
                                            December 3, 1998   November 27, 1997
--------------------------------------------------------------------------------
Net sales                                           $    598            $  7,465
Inventory purchases                                   11,129              17,314
Component recovery agreement expenses                 16,085               8,352
Administrative services and other expenses               114                 268
Property, plant and equipment purchases                1,870                 263
Property, plant and equipment sales                        -               5,148
Construction management services                           -                 101


8.   Income Taxes

  The effective income tax rate for the three months ended December 3, 1998 and November 27, 1997 was 38.5% and 39.5%, respectively, principally reflecting the federal statutory rate, net of the effect of state taxes.


9.Comprehensive Income (Loss)

  The Company adopted Statements of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" as of the first quarter of fiscal
1999.   The adoption of this statement had no impact on the Company's current or previously reported net income or shareholders' equity.

                                                   For the quarter ended
                                            December 3, 1998   November 27, 1997
--------------------------------------------------------------------------------
Net income                                          $ 11,659            $  1,065
Foreign currency translation                           (350)             (1,246)
                                                    --------            --------
Comprehensive income (loss)                         $ 11,309               (181)
                                                    ========            ========

Accumulated other comprehensive income (loss) presented in the accompanying consolidated balance sheets consists of the cumulative foreign currency translation adjustment.
                                 <6>

Micron Electronics, Inc.
Notes to Consolidated Financial Statements - Continued
(Tabular amounts in thousands, except per share amounts)


10.  Earnings Per Share

  Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options. Diluted earnings per share excludes the effect of antidilutive employee stock options.

                                                   For the quarter ended
                                            December 3, 1998   November 27, 1997
--------------------------------------------------------------------------------
Net income available to common shareholders         $ 11,659            $  1,065
                                                    ========            ========
Common shares outstanding:
Weighted average shares outstanding - basic           95,953              95,552
Effect of dilutive stock options                       1,363                 371
                                                    --------             -------
Weighted average shares outstanding - diluted         97,316              95,923
                                                    ========            ========
Earnings per share:
  Basic                                             $   0.12            $   0.01
  Diluted                                               0.12                0.01


11.  Commitments

  As of December 3, 1998, the Company had commitments of $4.2 million for equipment purchases and $0.4 million for construction of buildings. In addition, the Company is required to make minimum royalty payments under certain agreements and periodically enters into purchase commitments with certain suppliers.

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

  The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's recovery, if any, or the Company's liability, if any, under any pending litigation or administrative proceedings would not materially affect its financial condition, operations or cash flows.

  During fiscal 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states. In association therewith, the Company is party to agreements with nearly all states which generally limit the liability of the Company, if any, for non-remittance of sales and use taxes prior to such agreements' effective dates. Management believes the resolution of any matters relating to the non-remittance of sales or use taxes prior to the balance sheet date will not have a material adverse effect on the Company's business and results of operations or cash flows.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements - Continued
(Tabular amounts in thousands, except per share amounts)

13.  Sale of MCMS Common Stock

  On February 26, 1998, the Company completed the sale of 90% of its interest in MCMS, Inc. ("MCMS"), formerly Micron Custom Manufacturing Services, Inc. and a wholly owned subsidiary of the Company for $249.2 million in cash. Accordingly, results of operations of MCMS subsequent to February 26, 1998 have been excluded from the Company's results of operations.
                                 <7>

14.  Subsequent Event

  On December 21, 1998, the Company announced it is consolidating its Micron Electronics Japan operation currently in Japan to its Nampa, Idaho facility. The costs associated with exiting the Japanese operation will result in a non-recurring charge of approximately $3.2 million in the second quarter of fiscal 1999.
                                 <8>

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

  Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors" and in other Company
filings with the Securities and Exchange Commission.   All quarterly
references are to the Company's fiscal periods ended December 3, 1998, September 3, 1998 or November 27, 1997, unless otherwise indicated. The fiscal year ended September 3, 1998 contained fifty-three weeks compared to fifty-two weeks in fiscal year 1999. All tabular dollar amounts are stated in thousands. Certain reclassifications have been made in the following discussion and analysis to present results of operations on a consistent basis.

Overview

  Micron Electronics, Inc. and its subsidiaries (hereinafter referred to collectively as "Micron" or the "Company") is a leading provider of personal computers sold through the direct channel. The Company develops, manufactures, markets and supports electronic products for a broad range of computing and digital applications. The Company custom builds a wide variety of notebook and desktop PC systems and servers for its core customers in the consumer, commercial and public sectors. The Company's SpecTek semiconductor memory products operation recovers memory components for specific applications. The Company is majority owned by Micron Technology, Inc. ("MTI").

Results of Operations

Net Sales

  The following table summarizes the Company's net sales by product line:

                                                    First Quarter
                                   ---------------------------------------------
                                          1999                     1998
                                   ---------------------   ---------------------
                                     Amount   % of Sales     Amount   % of Sales
                                   --------   ----------   --------   ----------
PC systems                         $364,159        90.3%   $459,040        82.1%
Contract manufacturing                    -            -     70,201        12.6%
SpecTek memory products              39,337         9.7%     29,649         5.3%
                                   --------       ------   --------       ------
Total net sales                    $403,496       100.0%   $558,890       100.0%
                                   ========       ======   ========       ======


  Personal Computer Systems.   In the first quarter of fiscal 1999, the
Company experienced PC systems unit sales volume up 2% from the first quarter of fiscal 1998, driven primarily by higher levels of sales to governmental entities and sales of notebook products. The increases in units were offset by an 18% decrease in average selling prices from the first quarter of fiscal 1998. The decline in average selling prices was primarily attributable to a 12% decrease in the selling prices for the Company's desktop PC systems and a 40% decline in the selling prices for notebook PC systems. Lower prices were largely the result of industry price competitiveness and the Company's more aggressive pricing across product lines, particularly on notebook products in order to stimulate demand. In addition, during the first quarter of fiscal 1998, the Company disposed of a large volume of excess PC component inventories, which also contributed to the decline in net sales between periods.

  Sales to governmental entities, including prime contractors under certain federal government procurement programs, were 34% of total net sales of PC systems in the first quarter of fiscal 1999 compared to 28% in the corresponding period in fiscal 1998. The level of the Company's governmental sales is dependent on the buying practices of governmental entities and the Company's participation in government contracts in the future, of which there can be no assurance. As a result, the level of such sales may vary from quarter to quarter and a significant decline could have a material adverse effect on the Company's business and results of operations and cash flows.

  SpecTek Semiconductor Memory Products.   Net sales of semiconductor
memory products were 34% higher in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 primarily due to a 174%
                                 <9>

increase in megabits of memory shipped, partially offset by a 52% decline in average selling prices. The increase in megabits of memory shipped was primarily due to the strengthening of demand for substantially all memory products. The Company has experienced significant volatility in prices and anticipates significant volatility in prices for future sales of semiconductor memory products. The Company's SpecTek semiconductor memory products results of operations are influenced by a number of factors including pricing for, and availability of, nonstandard semiconductor memory components. See "Certain Factors SpecTek Semiconductor Memory Products Operation."

  The Company and MTI are parties to a Component Recovery Agreement, expiring on September 2, 1999, under which MTI is required to deliver to the Company all of the nonstandard memory components produced at MTI's semiconductor manufacturing operations. Expiration, termination or renegotiation of the Component Recovery Agreement could have a material adverse effect on the Company's business and results of operations and cashflows. A majority of the semiconductor components used in the Company's SpecTek semiconductor memory products operation has been obtained from MTI. In the first quarter of fiscal 1999, the Company obtained 99% of its components from MTI, compared to 62% in the first quarter of fiscal 1998. Purchases from sources other than MTI are generally negotiated on a purchase order basis. There can be no assurance the Company will be able to negotiate future purchases from sources other than MTI on terms acceptable to the Company. Unless the Company is able to continue obtaining significant quantities of nonstandard semiconductor memory components from alternative sources, the Company's SpecTek semiconductor memory products operation could be limited by the volume of components supplied by MTI. There can be no assurance the Company will be able to negotiate future purchases from MTI on terms acceptable to the Company after expiration of the Component Recovery Agreement. Any reduction in the availability or functionality of nonstandard semiconductor memory components from the Company's suppliers could have a material adverse effect on the Company's business and results of operations and cashflows. See "Certain Factors SpecTek Semiconductor Memory Products
Operation Dependence on Component Recovery Agreement with MTI."

Gross Margin

				                    First Quarter
                                   ---------------------------------------------
                                          1999                    1998
                                   ---------------------   ---------------------
                                     Amount   % of Sales     Amount   % of Sales
                                   --------   ----------   --------   ----------
PC systems                         $ 54,505        15.0%   $ 58,878        12.8%
Contract manufacturing                    -            -     10,091        14.4%
SpecTek memory products              14,313        36.4%      8,245        27.8%
                                   --------                --------
Total gross margin                 $ 68,818        17.1%   $ 77,214        13.8%
                                   ========                ========

  Personal Computer Systems. Gross margin from the Company's PC operations was 15.0% in the first quarter of fiscal 1999 compared to 12.8% in the first quarter of the prior year. During the first quarter of fiscal 1999, the Company aggressively priced its products to drive unit volumes during the government-buying season and to reinvigorate notebook sales. Gross margin in the first quarter of fiscal 1998 were adversely affected by significant losses recognized from disposition of excess PC component inventories.

  The Company expects to continue experiencing significant pressure on its gross margin on sales of its PC systems as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices. In addition, the Company's gross margin percentage will continue to depend in large part on its ability to effectively forecast demand and manage its inventories of PC components. See ''Certain
Factors Personal Computer Systems  Competition'' and ''Certain
Factors Personal Computer Systems Inventory Management.''

  SpecTek Semiconductor Memory Products. The gross margin realized by the Company's SpecTek semiconductor memory products operation was higher in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 primarily due to lower costs of components. The Company has experienced significant volatility in selling prices and expects average selling prices for its SpecTek semiconductor memory products to continue to exhibit significant volatility. As a result, the gross margin for the Company's SpecTek semiconductor memory products operation could decline and adversely affect the Company's business and results of operations and cash flows.
See "Certain Factors SpecTek Semiconductor Memory Products
Operation Pricing of Semiconductor Memory Products."

  The Company's cost of components obtained from MTI are equal to one-half of the net operating income generated from sales of such components. See "Certain Factors SpecTek Semiconductor Memory Products Operation Dependence on Component Recovery Agreement with MTI."
                                 <10>


Selling, General and Administrative

                                                          First Quarter
                                               ---------------------------------
                                                  1999       % Change       1998
                                               -------       --------    -------
Selling, general and administrative            $52,396        (27.5%)    $72,258
as a % of net sales                              13.0%                     12.9%


  Selling, general and administrative expenses decreased by $19.9 million in the first quarter of fiscal 1999 compared to the corresponding period in 1998 primarily due to the Company's continued focus on operational efficiencies, cost containment efforts, and the sale of 90% of its interest in MCMS, Inc. in fiscal 1998. Partially offsetting this decrease was the Company's aggressive expansion of its field sales force personnel, which included the addition of more than 100 sales people dedicated to the mid-market.

Research and Development

                                                          First Quarter
                                              ----------------------------------
                                                 1999        % Change       1998
                                              -------        --------    -------
Research and development                      $ 1,451         (59.5%)    $ 3,582
as a % of net sales                              0.4%                       0.6%


Research and development expenses were lower between the quarters, as the first quarter of fiscal 1998 had significant development activities associated with the Company's NetFRAME enterprise server operation.

Other Expense, net

Other Expense, net, in the first quarter of fiscal 1998 included $2.7 million for the write-off of software costs from the abandoned development of an internal use software application.

Income Tax Provision

                                                          First Quarter
                                              ----------------------------------
                                                 1999        % Change       1998
                                              -------        --------     ------
Income tax provision                          $ 7,299          948.7%     $  696


  The effective income tax rate of 38.5% and 39.5%, in the first quarters of fiscal 1999 and 1998, respectively, principally reflected the federal statutory rate, net of the effect of state taxes.

Liquidity and Capital Resources

  As of December 3, 1998, the Company had cash, cash equivalents and liquid investments of $369.7 million, representing an increase of $12.0 million compared to September 3, 1998. Principal sources of liquidity in the first quarter of fiscal 1999 were cash flows from operations of $23.7 million and issuance of common stock of $2.8 million pursuant to the exercise of options under the Company's 1995 Stock Option Plan. Principal uses of cash in the first quarter of fiscal 1999 were property, plant and equipment expenditures of $13.0 million primarily for expansion and capacity improvements of the Company's manufacturing operations and repayment of debt of $1.8 million.

  The Company has an unsecured credit agreement, expiring June 2001, with a group of financial institutions providing for borrowings totaling $100.0 million. As of December 3, 1998, the Company was eligible to borrow the full amount under the agreement, but had no borrowings outstanding. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company.

  The Company's wholly-owned subsidiary, Micron Electronics Japan K.K., has an unsecured revolving credit facility with a financial institution, expiring June 1999, providing for borrowings of up to 1.5 billion Japanese yen (US$12.6 million at December 3, 1998). As of December 3, 1998, the Company was eligible to borrow the full amount under the agreement and there was US$9.3 million outstanding.
                                 <11>

  On October 11, 1996, the Company filed a registration statement with the Securities and Exchange Commission allowing for the issuance from time to time by the Company of debt and/or equity securities with a value of up to $75.0 million, of which $51.0 million has been issued.

  At December 3, 1998, the Company had commitments of $4.6 million for capital expenditures for expansion and upgrade of facilities and equipment. The Company anticipates making capital expenditures in fiscal 1999 in excess of $50 million.

  The Company expects that its future working capital requirements will continue to increase. The Company believes that currently available cash and cash equivalents, liquid investments, cash flows from operations, the Company's current credit facilities and equipment financings will be sufficient to fund its operations for the next twelve months.

Subsequent Factors

  On December 21, 1998, the Company announced it is consoldiating its Micron Electronics Japan operation currently in Japan to its Nampa, Idaho facility. The costs associated with exiting the Japanese operation will result in a non-recurring charge of approximately $3.2 million in the second quarter of fiscal 1999.

Subsequent Event

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

 Management

  The Company has experienced increased complexity of its operations, in operating and financial information systems and in its scope of operations. This increased complexity has resulted in new and increased responsibilities for the Company's management and has placed, and continues to place, significant demands upon the Company's management, operating and
financial information systems and other resources and systems.   The
Company continues to consider various expansion alternatives, including expansion of facilities, acquisition or establishment of facilities in new geographic regions and certain strategic relationships. The Company recently completed a reorganization of its operation along its customer segments. There can be no assurance that the Company's management resources, operating and financial information systems and other resources, and systems will be adequate to support the Company's existing or future operations, the failure of which could have a material adverse effect on the Company's business and results of operations and cash flows.
                                 <12>

 Intellectual Property Matters

  It is common in the electronics industry for patent, trademark and other intellectual property rights claims to be asserted against companies, including component suppliers and PC manufacturers. Periodically, the Company is made aware that technology used by the Company may infringe on intellectual property rights held by others. The Company evaluates all such claims and, if necessary and appropriate, seeks to obtain licenses for the continued use of such technology. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for alleged infringement prior to the balance sheet date. The Company would be placed at a competitive disadvantage if it were unable to obtain such licenses upon terms at least as favorable as those experienced by the Company's competitors. The Company has entered into several intellectual property license agreements, and as a majority-owned subsidiary of MTI, is licensed under certain license agreements between MTI and third parties. The Company's rights under license agreements between MTI and third parties may terminate in the event that the Company is no longer a majority-owned subsidiary of MTI. Intellectual property agreements and license agreements generally require one-time or periodic royalty payments and are subject to expiration at various times. If the Company or its suppliers are unable to obtain licenses necessary to use intellectual property in their products or processes, the Company may be forced to market products without certain technological features or software, discontinue sales of certain of its products and/or defend legal actions taken against it relating to allegedly protected technology. The inability of the Company to obtain licenses necessary to use certain technology, or an inability to obtain such licenses on competitive terms, or any litigation determining that the Company, in the manufacture or sale of its products, has infringed on the intellectual property rights of third parties, could have a material adverse effect on the Company's business and results of operations and cash flows.

 MTI Ownership of Common Stock of the Company

  As of December 3, 1998, MTI owned 63% of the Company's outstanding common stock. In addition, three of the five directors of the Company are also directors of MTI, including Steven R. Appleton, Chairman and Chief Executive Officer of MTI. So long as MTI continues to own a majority of the outstanding common stock of the Company, MTI will have the ability to control the outcome of matters requiring shareholder approval, including the election of directors, and generally will have the ability to control the management and certain financial and other affairs of the Company. Termination or modification of certain of the Company's arrangements with MTI resulting in terms less favorable to the Company could adversely affect the Company's business and results of operations. In the event that MTI's ownership of the Company were to decrease below certain levels, certain arrangements may be terminated by MTI, which could have a material adverse effect on the Company's business and results of operations and cashflows. See "Intellectual Property Matters" and "SpecTek Semiconductor Memory Products Operation Dependence on Component Recovery Agreement with MTI."

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

 Dependence on Key Personnel

  The future success of the Company will depend, in part, on its ability to attract and retain key management, technical and sales and marketing personnel. The Company attempts to enhance its management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. There is competition for such personnel in the electronics industries, and the Company's inability to retain employees and attract and retain sufficient additional employees, and information technology, engineering and technical support resources, could have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will not lose key personnel or that the loss of any key personnel will not have a material adverse effect on the Company's business and results of operations and cash flows.
                                 <13>

 Year 2000

  The Year 2000 presents issues because many computer hardware and software systems use only the last two digits to refer to a calendar year. Thus, when the Year 2000 arrives, some systems may erroneously believe it is 1900 or some other year. In 1998, the Company established a Year 2000 project team with representatives from all of the Company's business units. The Company is currently in the process of assessing the Year 2000 readiness of the hardware associated with its internal information technology systems, as well as embedded technology associated with its manufacturing and physical facilities. The Company anticipates completion of this evaluation by the end of January 1999. Additionally, the software utilized on information technology systems within the Company has previously been evaluated. Where necessary, appropriate remediation efforts have or will be undertaken. The Company expects to successfully implement necessary modifications of its internal systems to timely address Year 2000 issues. However, if necessary modifications are not made on a timely basis, Year 2000 issues could have a material adverse effect on the Company's business or financial condition and cashflows.

  In addition to internal Year 2000 readiness efforts, the Company is in process of contacting its key suppliers to assess their compliance. It is anticipated that this assessment process will be substantially completed by the end of January 1999. The Company anticipates that the assessment process will minimize risks to the Company, which might arise from failure
of such suppliers to adequately address Year 2000 issues.   Commencing in
the first calendar quarter of 1999, the Company plans to develop contingency plans designed to address situations that might arise from the failure of the Company or its suppliers to timely and adequately address Year 2000 issues. However, there can be no assurance that the failure of suppliers to address Year 2000 issues will not have a material adverse effect on the Company's business or financial condition.

  Through the end of fiscal 1998 and into the first quarter of fiscal 1999, the Company has incurred incremental costs of approximately $1.5 million related to Year 2000 assessment and remediation efforts. The total estimated additional cost to complete the Company's internal readiness program is from $1.0 million to $3.0 million. This estimate, which does not include any costs which may be incurred by the Company if its key suppliers fail to timely address Year 2000 issues, is based on currently known circumstances and various assumptions regarding future events. The actual cost of Year 2000 assessment and remediation efforts could differ materially from the estimate.

  All Micron-branded hardware products shipped since August 26, 1996 have BIOS clocks that will automatically roll over to "2000" at the century change. Additionally, the Company has provided software utilities to bring earlier Micron-branded hardware products to a functional level of Year 2000 compliance. The Company believes that it is not legally responsible for any costs incurred by customers to address Year 2000 issues. However, the Company recognizes the potential for claims against it and other manufacturers arising from products which may not support the century change, and there can be no assurance that such claims would not have a material adverse effect on the Company's business or financial condition and cash flows.

  On October 26, 1998, the Company was sued in state court in Canyon County, Idaho, by Hannah Films, Inc., on behalf of itself and on behalf of an as-of-yet unidentified and uncertified class of plaintiffs alleging fraud, breach of the implied warranty of merchantability, violation of the Magnuson-Moss Consumer Protection Act, and violation of the Idaho Consumer Protection Act arising out of the Year 2000 status of a personal computer sold by the Company to Hannah Films, Inc., in October 1995. The Company is defending the matter. While there can be no assurance as to the ultimate disposition of the case, the Company does not currently believe that the resolution of this litigation will have a material adverse effect on the Company's business or financial condition and cashflows.

 Government Regulation

 The Company is subject to a variety of federal, state, local and foreign laws and regulations, including, but not limited to, Federal Communications Commission regulations, governmental procurement regulations, import and export regulations, Federal Trade Commission regulations, securities regulations, environmental regulations, antitrust regulations, and labor regulations. Any failure by the Company to comply with such regulations in the past, present or future could subject the Company to liabilities and/or the suspension of its operations, which could have a material adverse effect on the Company's business and results of operations and cash flows.
                                 <14>

Personal Computer Systems

 Competition

  The PC industry is highly competitive and has been characterized by intense pricing pressure, generally low gross margin percentages, rapid technological advances in hardware and software, frequent introduction of new products, and rapidly declining component costs. Competition in the PC industry is based primarily upon brand name recognition, performance, price, reliability and service and support. The Company's sales of PC systems have historically benefited from increased name recognition and market acceptance of the Company's PC systems, primarily resulting from the receipt by the Company of awards from trade publications recognizing the price and performance characteristics of Micron brand PC systems and the Company's service and support functions. As a result of PC industry standards, the Company and its competitors use many of the same components, typically from the same set of suppliers, which limits the Company's ability to technologically and functionally differentiate its products. Many of the Company's PC competitors have greater brand name recognition and market share, offer broader product lines, have substantially greater financial, technical, marketing and other resources than the Company. In addition, the Company's competitors may benefit from component volume purchasing and product and process technology license arrangements that are more favorable in terms of pricing and availability than the Company's arrangements. In addition, the Company may be at a relative cost disadvantage to certain of its competitors as a result of the Company's U.S. dollar denominated purchases of PC components during a period of relative weakening of the U.S. dollar. The failure of the Company to compete effectively in the marketplace could have an adverse effect on the Company's business and results of operations and cash flows.

  The Company competes with a number of PC manufacturers, which sell their products primarily through direct channels, including Dell Computer, Inc. and Gateway 2000, Inc. The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, NEC Corporation and Toshiba Corporation among others, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, retail stores and direct sales forces and are now beginning to sell their products through the direct channel. In addition, the Company expects to face increased competition in the U.S. direct sales market from foreign PC suppliers and from foreign and domestic suppliers of PC products that decide to implement, or devote additional resources to, a direct sales strategy. In order to gain an increased share of the United States PC direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market or may have pricing strategies influenced by relative fluctuations in the U.S. dollar compared to other currencies.

  The Company believes that the rate of growth in worldwide sales of PC systems, particularly in the United States, where the Company sells a substantial majority of its PC systems, has declined and may remain below the growth rates experienced in recent years. Any general decline in demand or decline in the rate of increase in demand for PC systems could increase price competition and could have a material adverse effect on the Company's business and results of operations and cash flows.

 Inventory Management

  The Company's ability to compete successfully in the PC market in the future will depend in large part on its ability to accurately forecast demand for its PC products and effectively manage its PC inventories. The Company's PC operations focus on the direct sale of assemble-to-order PC systems that feature components incorporating the latest technological developments in the PC industry. The Company has experienced in the past, and could experience in the future, excess PC inventories and inventory obsolescence resulting from, among other things, the Company's inaccuracy in forecasting demand for its PC products, the typically longer lead times associated with notebook product supply, the fast pace of technological developments in the PC industry and the short product life cycles of PC systems and components. In addition, because high volumes of quality components are required for the manufacture of the Company's PC systems, the Company has experienced in the past, and expects to experience in the future, shortages and other supply constraints of key components. Such shortages or supply constraints have in the past adversely affected, and could in the future adversely affect, the Company's ability to ship products on schedule or at expected gross margins. To be successful in the future, the Company must accurately forecast demand for its PC products and obtain adequate, but not excessive, supplies of components to meet actual demand. The failure of the Company to manage its inventories effectively could result in excess PC inventories, inventory obsolescence, component shortages and untimely shipment of products, any of which could have a material adverse effect on the Company's business and results of operations and cash flows.

 Dependence on Key Sources of Supply

  The Company focuses on providing PC systems that feature components and software incorporating the latest technological developments in the PC industry, which components are periodically in short supply and are available from sole or a limited number of suppliers. As a result, the Company has experienced in the past, and expects to experience in the
future, shortages in the components used in its PC systems.    The
microprocessors used in the Company's PC systems are manufactured exclusively by Intel and, from time to time, the Company has been unable to obtain sufficient quantities of certain Intel microprocessors. In
                                 <15>

addition, a significant portion of the RAM components used in the Company's PC systems are supplied by MTI, and the Company generally relies on MTI to supply the latest memory densities and configurations available. The Company relies, to a certain extent, upon its suppliers' abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the PC industry. The Company's reliance on a limited number of suppliers and on a strategy of incorporating the latest technological developments into its PC systems involves several risks, including the possibility of shortages and/or increases in costs of components and software, and risk of reduced control over delivery schedules, which could have a material adverse effect on the Company's business and results of operations and cash flows.

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

 State Taxation

  During fiscal 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states. In association therewith, the Company is party to agreements with nearly all states which generally limit the liability of the Company, if any, for non-remittance of sales and use taxes prior to such agreements' effective dates. Management believes the resolution of any matters relating to the non-remittance of sales or use taxes prior to the balance sheet date will not have a material adverse effect on the Company's business and results of operations and cashflows.

SpecTek Semiconductor Memory Products Operation

 Dependence on Component Recovery Agreement with MTI

  The Company has a Component Recovery Agreement (the "Component Recovery Agreement") with MTI, which expires on September 2, 1999, and may be terminated by MTI in the event that MTI's ownership of the Company falls below 30%. Under the Component Recovery Agreement, MTI is required to deliver to the Company all of the nonstandard memory components produced at MTI's semiconductor manufacturing operations. The Company's cost of such components generally is determined as one-half of the operating income generated from the Company's SpecTek sales of semiconductor memory products supplied by MTI. Historically, a substantial majority of the components used in the Company's SpecTek semiconductor memory products operation has been obtained from MTI. There can be no assurance the Company will be able to negotiate future purchases on terms acceptable to the Company from MTI after the expiration of the Component Recovery Agreement. Any reduction in the availability or functionality of nonstandard semiconductor memory components from MTI could have a material adverse effect on the Company's business and results of operations and cash flows.

  Many semiconductor memory manufacturers are reluctant to sell nonstandard memory components because such components could compete with their full specification memory components for similar applications. In addition, some manufacturers are concerned that subsequent testing performed by a recovery operation could reveal proprietary data regarding manufacturing yields and processes. As a result, there can be no assurance that the Company will be able to obtain nonstandard memory components from semiconductor manufacturers in quantities sufficient to meet demand for the Company's SpecTek products. Any reduction in the availability or functionality of nonstandard memory components from the Company's suppliers could have a material adverse effect on the Company's business and results of operations and cash flows.

 Pricing of Semiconductor Memory Products

  Pricing for the Company's SpecTek semiconductor memory products fluctuates, to a large degree, based on industry-wide pricing for semiconductor memory products. Historically, the Company has experienced significant declines in the average selling prices of its SpecTek semiconductor memory products as industry-wide average selling prices for full specification semiconductor memory products experienced sharp declines. The Company believes that such declines in average selling prices of semiconductor memory products was due primarily to changes in the balance of supply and demand for these commodity products and changes in relative weakness or strength of certain currencies, and the Company is unable to predict the impact of semiconductor memory product market dynamics in future periods. Due to increased market risk associated with holding purchased memory components in inventory, the Company has experienced in the past, and may experience in the future, losses from write-downs of memory component inventories in periods of declining prices. Further declines in pricing for semiconductor memory products would likely
                                 <16>

result in declines in average selling prices of the Company's SpecTek semiconductor memory products, which could have a material adverse effect on the Company's business and results of operations and cash flows

 Memory Product Transition

  The semiconductor memory industry is characterized by, among other things, rapid technological change, frequent product introductions and enhancements, difficulties experienced in transitioning to new products, relatively short product life cycles and volatile market conditions. During periods of product transition, the Company's SpecTek semiconductor memory products operation has experienced in the past, and may experience in the future, significant increases in component test times and corresponding decreases in throughput. Future gross margins could be adversely affected if the Company is unable to effectively transition to new products in a timely fashion.
                                 <17>

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

  Substantially all of the Company's liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. However, as of December 3, 1998, approximately 80% of the Company's liquid investments mature within three months and the remainder within one year. As of December 3, 1998, the Company believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values and has the ability and intent to hold these instruments to maturity. As result, the Company believes that the market risk arising from its holdings of financial instruments is minimal.

  The Company uses the U.S. Dollar as its functional currency, except for its operations in Japan. The assets and liabilities of the Company's Japanese operations are translated into U.S. Dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate transaction gains and losses included in the determination of net income have not been material.
                                 <18>

                        PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Shareholders
--------------------------------------------------------

  The Company's 1998 Annual Meeting of Shareholders was held on November 23, 1998 at the Nampa Civic Center, Nampa, Idaho. At the meeting, the following items were submitted to a vote of the shareholders. At the meeting, 95,885,574 shares were entitled to vote.

  (1) The following nominees for Directors were elected. Each person elected as Director will serve until the next meeting of shareholders or until such person's successor is elected and qualified.


     Name of Nominee               Votes Cast For             Withhold Authority
     ---------------------------------------------------------------------------
     Steven R. Appleton                89,027,813                        234,870
     Joel J. Kocher                    88,981,428                        281,255
     Robert A. Lothrop                 88,965,740                        296,943
     T. Erik Oaas                      89,002,860                        259,823
     John R. Simplot                   88,991,459                        271,224

  (2) The ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for the fiscal year ending September 2, 1999 was approved with 89,162,705 votes in favor, 54,901 votes against, 45,077 abstentions and no broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  (a)  The following are filed as a part of this report:

  Exhibit    Description
  ------------------------------------------------------------------------------
  10.58      Micron Electronics, Inc. Management and Executive Incentive Plan
  10.59      Amendment No. 1 to Credit Agreement, dated November 5, 1998, between the Company and certain financial institutions named therein
  10.60      Guaranty Agreement, dated November 5, 1998, between the Company and certain financial institutions named therein
  10.61      Amendment to the Micron Electronics, Inc. 1995 Stock Option Plan
  27         Financial Data Schedule


  (b)  Reports on Form 8-K:

  The registrant did not file any reports on Form 8-K during the quarter ended December 3, 1998.


  Micron and Micron Electronics are trademarks of the Company, and NetFRAME, and SpecTek are registered trademarks of the Company. All other product names appearing herein are for identification purposes only and may be trademarks of their respective companies.
                                 <19>

                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MICRON ELECTRONICS, INC.
                              --------------------------------------------------
                              (Registrant)


Dated:   January 6, 1999
                              /s/  Joel J. Kocher
                              --------------------------------------------------
                              Joel J. Kocher, Chairman and
                              Chief Executive Officer



                              /s/  Brad J. Grover
                              --------------------------------------------------
                              Brad J. Grover, Controller and
                              Director of  Finance





                                 <20>