Form 10-Q
period 1999-03-04
MICRON ELECTRONICS INC
filed 1999-04-19
CIK 854460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q



      (Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES                   EXCHANGE ACT OF 1934

      For the quarterly period ended                  March 4, 1999
                                    -------------------------------------------

                                       OR

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
           EXCHANGE ACT OF 1934

      For the transition period from                   to
                                    -------------------  ----------------------

      Commission File Number:                       0-17932
                             --------------------------------------------------





                            Micron Electronics, Inc.
                           ------------------------
            (Exact name of registrant as specified in its charter)





            Minnesota                                          41-1404301
      -------------------------------                       -------------------
      (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)


      900 E. Karcher Road,  Nampa, Idaho                           83687
      -------------------------------------------------------------------------
      (Address of principal executive offices)                (Zip Code)


      Registrant's telephone number, including area code  (208) 898-3434
                                                        -----------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ---      ---

   The number of outstanding shares of the registrant's common stock as of April 9, 1999 was 96,176,444.

                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Micron Electronics, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)


                              For the  quarter  ended For the six  months ended
                              March 4, February 26, March 4, February 26,
                                  1999          1998       1999          1998
-------------------------------------------------------------------------------

Net sales                     $ 373,600    $ 494,760  $ 777,097    $1,053,650
Cost of goods sold              310,208      490,302    644,887       971,978
                              ---------    ---------  ---------    ----------
Gross margin                     63,392        4,458    132,210        81,672
Selling, general and             56,150       91,938    108,546       164,196
administrative
Research and development          1,128        3,759      2,579         7,341
Other expense, net                3,865       19,196      3,906        21,003
                              ---------    ---------  ---------    ----------
Operating income (loss)           2,249     (110,435)    17,179      (110,868)
Gain on sale of MCMS                  -      156,222          -       156,222
common stock
Interest income, net              4,531        1,989      8,559         4,183
                              ---------    ---------  ---------    ----------
Income before taxes               6,780       47,776     25,738        49,537
Income tax provision              2,611       23,011      9,910        23,707
                              ---------    ---------  ---------    ----------
Net income                    $   4,169    $  24,765  $  15,828     $  25,830
                              =========    =========  =========     =========
Earnings per share:
   Basic                      $    0.04    $    0.26  $    0.16     $    0.27
   Diluted                         0.04         0.26       0.16          0.27


Number of shares used in per share calculation:
   Basic                         96,137       95,622     96,045        95,587
   Diluted                       97,080       95,735     97,174        95,798


The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except par value amounts)


As of                                    March 4, 1999      September 3, 1998
-------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                     $307,719               $328,537
Liquid investments                              61,299                 29,204
Receivables, net                               140,043                128,269
Inventories                                     27,673                 30,848
Deferred income taxes                           18,000                 19,172
Other current assets                             4,573                  2,432
                                              --------               --------

   Total current assets                        559,307                538,462

Property, plant and equipment, net             154,137                147,912
Other assets                                     5,423                  6,069
                                              --------               --------

   Total assets                               $718,867               $692,443
                                              ========               ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses         $237,269               $214,930
Accrued licenses and royalties                  15,552                 18,585
Current debt                                     6,599                 16,798
                                              --------               --------

   Total current liabilities                   259,420                250,313

Long-term debt                                   8,566                 11,730
Other liabilities                               13,885                 13,506
                                              --------               --------

   Total liabilities                           281,871                275,549
                                              --------               --------

Commitments and contingencies

Common  stock,  $.01 par value,  authorized  150.0  million  shares;  issued and outstanding  96.1  million  and 95.9  million  shares  as of  March 4,  1999 and
September 3, 1998, respectively                    961                    959
Additional capital                             127,115                122,837
Retained earnings                              308,888                293,061
Accumulated other comprehensive income              32                     37
                                              --------               --------

   Total shareholders' equity                  436,996                416,894
                                              --------               --------

   Total liabilities and shareholders'equity  $718,867               $692,443
                                              ========               ========

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)


Six months ended                         March 4, 1999      February 26, 1998
-------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                   $  15,828              $  25,830
Adjustments to reconcile net income
to net cash provided by (used for)
operating activities:
      Depreciation and amortization             15,928                 21,771
      Gain on sale of MCMS common stock              -               (156,222)
      Provision for doubtful accounts               (8)                 3,817
      Changes in assets and liabilities,
      net of the effect of the sale of MCMS:
        Receivables                            (11,103)                25,316
        Inventories                              3,483                 37,253
        Accounts payable and accrued expenses   23,801                  7,577
        Accrued licenses and royalties          (3,034)                   513
        Deferred income taxes                    2,442                 (7,303)
        Other                                     (617)                 7,988
                                              --------               --------
Net cash provided by (used for) operating
activities                                      46,720                (33,460)
                                              --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and
equipment                                      (25,287)               (44,502)
Proceeds from sales of property, plant and
equipment                                          329                  5,802
Proceeds from sale of MCMS common stock,
net of cash                                          -                235,884
Purchases of held-to-maturity investment
securities                                     (77,840)                     -
Proceeds from maturities of investment
securities                                      46,205                      -
Other                                             (904)                (1,231)
                                              --------               --------
Net cash (used for) provided by investing
activities                                     (57,497)               195,953
                                              --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                             -                    173
Repayments of debt                             (14,369)                (6,291)
Proceeds from issuance of common stock           3,998                    935
Purchase and retirement of stock                     -                    (29)
                                              --------               --------
Net cash used for financing activities         (10,371)                (5,212)
                                              --------               --------
Net (decrease) increase in cash and cash
equivalents                                    (21,148)               157,281
Effect of exchange rate changes on cash and
cash equivalents                                   330                   (141)
Cash and cash equivalents at beginning of
period                                         328,537                183,935
                                              --------               --------

Cash and cash equivalents at end of period    $307,719               $341,075
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

   This report on Form 10-Q for the second quarter ended March 4, 1999 should be read in conjunction with the Company's Report on Form 10-K for the fiscal year ended September 3, 1998. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated September 3, 1998. The Company's fiscal year is a 52 or 53 week period ending on the Thursday closest to August 31.

   Revenue from product sales to customers is generally recognized upon shipment. A provision for estimated sales returns and discounts is recorded in the period in which the sales are recognized. Revenue from service and support contracts for which the Company is primarily obligated is recognized over the term of the contract. Revenue from sales of third party on-site service contracts for which the Company is not obligated is recognized at the time of sale.

   The Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" as of the first quarter of fiscal 1999. SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. As a result of adopting SOP 98-1, the Company capitalized $0.6 million of internal software development costs in the second fiscal quarter of 1999. For the first six months of fiscal 1999, the Company capitalized $1.6 million of internal software development costs.


2. Gain on Sale of MCMS Common Stock

   On February 26, 1998, the Company completed the sale of 90% of its interest in MCMS, Inc. ("MCMS"), formerly Micron Custom Manufacturing Services, Inc. and a wholly-owned subsidiary of the Company. The sale was structured as a recapitalization of MCMS (the "Recapitalization"), whereby Cornerstone Equity Investors IV, L.P. ("Cornerstone"), other investors and certain members of MCMS' management, including Robert F. Subia, then a director of the Company, acquired the 90% interest in MCMS. In exchange for the 90% interest in MCMS, the Company received $249.2 million in cash. Subsequent to the Recapitalization of MCMS, the Company owned a 10% interest in MCMS, which is accounted for by the Company on the cost method of accounting. Accordingly, results of operations of MCMS subsequent to February 26, 1998 are excluded from the Company's results of operations.


3. Receivables
                                        March 4, 1999       September 3, 1998
-------------------------------------------------------------------------------

Trade receivables                            $124,558                $122,294
Receivables from affiliates, net                    -                     105
Income taxes recoverable from parent
corporation                                    14,156                   3,068
Other                                           7,454                  10,090
Allowance for doubtful accounts                (3,609)                 (3,709)
Allowance for returns and discounts            (2,516)                 (3,579)
                                             --------                --------
                                             $140,043                $128,269
                                             ========                ========

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(Tabular amounts in thousands, except per share amounts)


4. Inventories
                                        March 4, 1999       September 3, 1998
-------------------------------------------------------------------------------

Raw materials and supplies                   $ 13,395                $ 16,144
Work in progress                                6,133                   4,469
Finished goods                                  8,145                  10,235
                                              -------                 -------
                                             $ 27,673                $ 30,848
                                             ========                ========

5. Property, Plant and Equipment
                                        March 4, 1999       September 3, 1998
-------------------------------------------------------------------------------
Land                                         $  1,234                $  1,234
Buildings                                      34,745                  34,826
Equipment and software                        166,594                 145,310
Assets in progress                             33,160                  38,197
                                              -------                 -------
                                              235,733                 219,567
Less accumulated depreciation and
amortization                                  (81,596)                (71,655)
                                              -------                 -------
                                             $154,137                $147,912
                                             ========                ========



     Effective September 4, 1998, the Company revised its estimated useful lives of certain information technology assets, including enterprise software, enterprise hardware and telecommunications systems. The original estimated useful lives of these assets were two and three years, with the revised lives extended to five years, on a prospective basis, which more accurately reflects their actual useful lives. The effect of this change was to reduce the second fiscal quarter 1999 depreciation and amortization by $1.1 million ($0.7 million net of tax) or $0.01 per diluted share, net of taxes. For the first six months of fiscal 1999, the effect of this change was to reduce depreciation and amortization by $2.5 million ($1.5 million net of tax) or $0.02 per diluted share, net of taxes.


6. Accounts Payable and Accrued Expenses

                                        March 4, 1999       September 3, 1998
-------------------------------------------------------------------------------

Trade accounts payable                       $156,435                $146,124
Payable to affiliates                          41,704                  20,601
Salaries, wages and benefits                   16,462                  20,496
Income taxes payable                              537                      92
Equipment contracts payable                     1,895                   3,884
Accrued warranty                               16,623                  17,128
Other                                           3,613                   6,605
                                             --------                --------
                                             $237,269                $214,930
                                             ========                ========


Micron Electronics, Inc.
Notes to Financial Statements--Continued
(Tabular amounts in thousands, except per share amounts)

7. Debt
                                        March 4, 1999       September 3, 1998
-------------------------------------------------------------------------------

Notes payable in periodic
installments through September 2001,
weighted average interest rate of
7.85% and 7.63%, respectively               $  11,996               $  16,068
Capitalized lease obligations payable
in monthly installments through June 2000,
interest rate of 7.28%, respectively            3,169                   4,284
Amounts outstanding under revolving loan
agreement, variable interest of 1.34%               -                   8,176
                                             --------                --------
                                               15,165                  28,528
Less current portion                           (6,599)                (16,798)
                                             --------                --------
                                            $   8,566               $  11,730
                                             ========                ========

   The Company has an unsecured credit agreement, expiring June 2001, with a group of financial institutions providing for borrowings totaling $100.0 million. As of March 4, 1999, the Company was eligible to borrow the full amount under the agreement, but had no borrowings outstanding. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company.

     The Company's wholly-owned subsidiary, Micron Electronics Japan, had an unsecured revolving credit facility with a financial institution. The outstanding borrowings under this facility were fully repaid during the second fiscal quarter of 1999 and the revolving credit facility was cancelled.

   Certain of the Company's notes payable are collateralized by equipment with a total cost of $20.9 million and accumulated depreciation of $11.2 million as of March 4, 1999.


8. Other Expense, Net

   Other expense in the second quarter of fiscal 1999 included $3.9 million associated with the Company's closure and consolidation of its Micron Electronics Japan operation into its Nampa operations. The charge includes those costs associated with employee payroll and severance of $1.5 million for approximately 45 employees, fixed asset write-downs of $0.7 million, lease obligations of $0.6 million, pre-committed advertising of $0.2 million, incremental future service costs of $0.2 million and $0.7 million for other closure related costs. The Company has a remaining liability of $1.6 million for employee severance costs, future lease obligation costs, and other related closure costs, which have been included in accounts payable and accrued expenses, as of March 4, 1999. The Company anticipates that all remaining liabilities will be settled by September 2, 1999.

   Other expense in the second quarter of fiscal 1998 included $13.0 million of costs associated with the Company's actions to realign its PC operations to concentrate on its core markets and customers. Such actions include the consolidation of the Company's domestic and international PC operations and the reduction of 10% of its workforce, or approximately 450 employees, from generally all areas of the Company. Costs associated with the realignment include employee termination benefits of $6.7 million; $1.8 million for the write-down of equipment and leasehold improvements; $1.0 million in estimated costs for claims related to the realignment; $0.7 million in aggregate costs associated with vacating a leased facility in Milpitas, California, two international sales offices and an outlet store in Minneapolis, Minnesota; $0.6 million for the write-off of current technologies and $0.3 million for the write-off other intangible assets (consisting of customer lists, trade names, workforce and distribution and other contracts) associated with the Company's NetFRAME enterprise server operations. In the fourth quarter of fiscal 1998, the actions related to this realignment were substantially complete and the estimated costs were reduced by $1.9 million.

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(Tabular amounts in thousands, except per share amounts)

     During the second quarter of fiscal 1998 and the first six months of fiscal 1998, the Company wrote-off costs totaling $2.5 million and $5.2 million, respectively, associated with abandoned internal use enterprise software development projects. The software included an order entry system, an order configuration tool and part of a material requirements planning package. The software was abandoned after the Company concluded such software lacked the functionality desired by the Company. The Company also wrote off various fixed assets, with a remaining book value of $1.6 million, which no longer were to be used in the Company's operations during the second quarter of fiscal 1998.

9. Transactions with Affiliates
                             For the quarter ended   For the six months ended
                            March 4,  February 26,     March 4,  February 26,
                                1999          1998         1999          1998
-------------------------------------------------------------------------------

Net sales                   $  1,154     $ 10,373      $  1,752      $ 17,838
Inventory purchases           11,303        6,305        22,432        23,619
Component recovery agreement  19,707        6,589        35,792        14,941
Administrative services and
other expenses                   115          643           229           911
Property, plant and
equipment purchases            1,665          314         3,535           577
Property, plant and
equipment sales                    -          159             -         5,307
Construction management
services                           -            9             -           110

   The above transactions with affiliates include those of MCMS up to February 26, 1998. The Company recognizes costs incurred under the component recovery agreement as a component of cost of goods sold in the consolidated statement of operations.


10.   Income Taxes

   The effective tax rate of 38.5% for the second quarter and first six months of fiscal 1998 principally reflected the federal statutory rate, net of the effect of state taxes. The provision for income taxes for the second quarter and first six months of fiscal 1998 reflects the Company's effective tax rate of 39.5%, principally the federal statutory rate, net of the effect of state taxes, plus $4.1 million for the write-off of a deferred tax asset relating to the Company's consolidation of its NetFRAME enterprise server operation.


11.   Comprehensive Income

   The Company adopted Statements of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" as of the first quarter of fiscal 1999. The adoption of this statement had no impact on the Company's current or previously reported net income or shareholders' equity.



                            For the quarter ended    For the six months ended
                            March 4,  February 26,     March 4,  February 26,
                               1999           1998         1999          1998
-------------------------------------------------------------------------------
Net Income                 $  4,169         24,765     $ 15,828      $ 25,830
Reclassification adjustment
for loss included in net
income                            -          2,514            -         2,514
Foreign currency translation    345           (537)          (5)       (1,783)
                           --------       --------     --------       -------
Comprehensive
income                     $  4,514       $ 26,742     $ 15,823      $ 26,561
                           ========       ========     ========      ========

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(Tabular amounts in thousands, except per share amounts)

Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists of the cumulative foreign currency translation adjustment. The reclassification adjustment for loss included in net income is related to the sale of MCMS common stock on February 26, 1998.

12.   Earnings Per Share

      Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options. Diluted earnings per share excludes the effect of antidilutive stock options.



                             For the quarter ended   For the six months ended
                            March 4,  February 26,     March 4,  February 26,
                               1999           1998         1999          1998
-------------------------------------------------------------------------------

Net income available to
common shareholders        $  4,169       $ 24,765     $ 15,828      $ 25,830
                           ========       ========     ========      ========
Common shares outstanding:
Weighted average shares
outstanding - basic          96,137         95,622       96,045        95,587
Effect of dilutive stock
options                         943            113        1,129           211
                           --------       --------     --------       -------
Weighted average shares
outstanding - diluted        97,080         95,735       97,174        95,798
                           ========       ========     ========      ========
Earnings per share:
   Basic                   $    .04       $    .26     $    .16      $    .27
   Diluted                      .04            .26          .16           .27


13.   Commitments

   As of March 4, 1999, the Company had commitments of $9.3 million for equipment purchases and $2.0 million for construction of buildings. In addition, the Company is required to make minimum royalty payments under certain agreements and periodically enters into purchase commitments with certain suppliers.


14.   Contingencies

     Periodically, the Company is made aware that technology used by the Company may infringe on intellectual property rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for alleged infringement prior to the balance sheet date. Resolution of these claims could have a material adverse effect on future results of operations and could require changes in the Company's products or processes. The Company's results of operations in the fourth quarter of fiscal 1998 were favorable affected by a benefit to cost of goods sold of $11.8 million related to revisions of estimates of contingencies for product and process technology costs for two patent infringement matters based on new information learned by management in the fourth quarter of 1998.

   The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's recovery, if any, or the Company's liability, if any, under any litigation or administrative proceedings would not materially affect its financial condition, results of operations or cash flows.

   During the third quarter of fiscal 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states. In association therewith, the Company is party to agreements with nearly all states which generally limit the liability of the Company, if any, for non-remittance of sales and use taxes prior to such agreements' effective dates. The Company has

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(Tabular amounts in thousands, except per share amounts)

previously accrued a liability for the estimated settlement costs of issues related to sales and use taxes not covered by such agreements. Management believes the resolution of any matters relating to the non-remittance of sales and use taxes will not materially affect the Company's business, results of operations or cashflows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain
Factors" and in other Company filings with the Securities and Exchange Commission. All quarterly references are to the Company's fiscal periods ended March 4, 1999, September 3, 1998 or February 26, 1998, unless otherwise indicated. The fiscal year ended September 3, 1998 contained fifty-three weeks compared to fifty-two weeks in fiscal year 1999. All tabular dollar amounts are stated in thousands. Certain reclassifications have been made in the following discussion and analysis to present results of operations on a consistent basis.


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

Results of Operations

   Net income for the second quarter of fiscal 1999 was $4.2 million, or $0.04 per diluted share, on net sales of $373.6 million compared to net income of $24.8 million, or $0.26 per diluted share, on net sales of $494.8 million for the second quarter of fiscal 1998. Net income for the first six months of fiscal 1998 was $15.8 million, or $0.16 per diluted share, on net sales of $777.1 million compared to net income of $25.8 million, or $0.27 per diluted share, on net sales of $1,053.7 million for the first six months of fiscal 1998.

   On February 26, 1998, the Company completed the sale of 90% of its interest in MCMS, Inc. ("MCMS"), formerly Micron Custom Manufacturing Services, Inc. and a wholly-owned subsidiary of the Company. The sale was structured as a recapitalization of MCMS (the "Recapitalization"), whereby Cornerstone Equity Investors IV, L.P. ("Cornerstone"), other investors and certain members of MCMS' management, including Robert F. Subia, then a director of the Company, acquired the 90% interest in MCMS. In exchange for the 90% interest in MCMS, the Company received $249.2 million in cash. Results of operations in the second quarter of fiscal 1998 include a pre-tax gain of $156.2 million ($94.5 million or $0.98 per diluted share, after taxes) realized from the sale. The Company's financial statements for the second quarter and first six months of fiscal 1998 include the results of MCMS' operation for that period. Subsequent to the Recapitalization of MCMS, the Company owned a 10% interest in MCMS, which is accounted for by the Company on the cost method of accounting. Accordingly, results of operations of MCMS subsequent to February 26, 1998 have been excluded from the Company's results of operations.

Net Sales

   The following table summarizes the Company's net sales by product line:

                           Second Quarter                     Six Months
        ----------------------------------- -----------------------------------
                 1999              1998               1999             1998
        ----------------- ----------------- ----------------- -----------------

PC
systems $  323,471  86.6% $  403,044  81.4% $  687,630  88.5% $  862,084  81.8%
Contract
manufacturing    -     -      71,522  14.5%          -     -     141,723  13.5%
SpecTek memory
products    50,129  13.4%     20,194   4.1%     89,467  11.5      49,843   4.7%
         --------- ------  --------- ------  --------- -----   ---------- -----
Total net
sales   $  373,600 100.0% $  494,760 100.0% $  777,097 100.0% $1,053,650 100.0%
        ========== ====== ========== ====== ========== ====== ========== ======

     Personal Computer Systems. Net sales of PC systems were lower in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998 primarily as a result of a 3% decrease in unit sales of PC systems and a 9% decrease in average selling prices for the Company's PC systems. Net sales of PC systems were lower in the first six months of fiscal 1999 compared to the first six months of fiscal 1998 primarily as a result of a 14% decrease in average selling prices, with unit sales of PC systems essentially flat. Net sales of PC systems were 11% lower in the second quarter of fiscal 1999 compared to the first quarter of fiscal 1999 primarily as a result of a 14% decrease in unit sales of PC systems, which was partially offset by a 4% increase in average selling prices during the quarter. The second quarter of fiscal 1999 was unfavorably impacted by factors including: seasonal slowdown in the Company's strategic government segment; continued industry pricing pressure in its consumerbusiness; and purchase deferrals from the early promotion and late-quarter timing of Intel's Pentium III processor introduction.

   Unit sales of desktop systems were 84% and 83% of total unit sales of PC systems during the second quarter and first six months of fiscal 1999, respectively, compared to 83% and 85% in the corresponding periods in 1998. Average selling prices for the Company's desktop products were 11% and 13% lower in the second quarter and first six months of fiscal 1999, respectively, compared to the corresponding periods in fiscal 1998 primarily as a result of price competition and product discounting in the PC industry for desktop products.

   Unit sales of notebook systems were 14% and 15% of total unit sales of PC systems during the second quarter and first six months of fiscal 1999, respectively, compared to 15% and 14% in the corresponding periods in 1998. Average selling prices for the Company's notebook products were 16% and 24% lower in the second quarter and first six months of fiscal 1999, respectively, compared to the corresponding periods in fiscal 1998 primarily as a result of intense price competition in the PC industry for notebook products.

     Customer segment revenue mix for the quarter was 55% consumer and small business; 19% commercial business; 22% government sector and 4% international. This is a significantly different mix than that experienced in the first quarter of fiscal 1999, with second quarter of fiscal 1999 consumer and small business representing a higher relative percentage of the sales mix and government business representing a lower percentage of the mix. The Company experienced sequential growth of greater than 20% in the mid-market relationship PC business compared to the first quarter of fiscal 1999.

   Sales to governmental entities, including prime contractors under certain federal government procurement programs, were 22%, 34% and 13% of total net sales of PC systems in the second quarter and first quarter of fiscal 1999 and second quarter of fiscal 1998, respectively. The level of the Company's governmental sales is dependent on the buying practices of governmental entities and the Company's participation in government contracts in the future, of which there can be no assurance. As a result, the level of such sales may vary from quarter to quarter and a significant decline could have a material adverse effect on the Company's business and results of operations and cash flows.

   SpecTek Semiconductor Memory Products. Net sales of semiconductor memory products were 148% higher in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998 primarily due to a 185% increase in megabits of memory shipped, partially offset by a 7% decline in average selling prices. The increase in megabits of memory shipped was primarily due to the strengthening of demand for substantially all memory products. The Company has experienced significant volatility in prices and anticipates significant volatility in prices for future sales of semiconductor memory products. The Company's SpecTek semiconductor memory products results of operations are influenced by a number of factors including pricing for, and availability of, nonstandard semiconductor memory components. See "Certain Factors--SpecTek Semiconductor Memory Products Operation."

     The Company has a Component Recovery Agreement (the "Component Recovery Agreement") with MTI, which expires on September 2, 1999. Additionally, the Component Recovery Agreement may be terminated by MTI in the event that MTI's ownership of the Company falls below 30%. Under the Component Recovery Agreement, MTI is required to deliver to the Company all of the nonstandard memory components produced at MTI's semiconductor manufacturing operations. The Company's cost of such components generally is determined as one-half of the operating income generated from the Company's SpecTek sales of semiconductor memory products supplied by MTI.

     MTI has indicated that it does not intend to renew the Component Recovery Agreement according to its current arrangement after September 2, 1999. The Company is negotiating with MTI regarding possible extension of the Component Recovey Agreement under modified terms. To date, no agreement for extension of the Component Recovery Agreemnt has been reached and such agreement, if any, may contain terms and conditions less favorable to the Company than the current arrangement. A substantial majority of the semiconductor components used in the Company's SpecTek operation is obtained from MTI. In the second quarter and first six months of fiscal 1999, the Company obtained 99% of its components from MTI, compared to 74% and 67% in the second quarter and first six months of fiscal 1998, respectively. Additionally there can be no assurance that the

Company will be able to obtain components from semiconductor manufacturers other than MTI in quantities sufficient to meet demand for the Company's SpecTek products. Many semiconductor memory manufacturers are reluctant to sell nonstandard memory components because such components could compete with their full specification memory components for similar applications and some manufacturers are concerned that subsequent testing performed by a recovery operation could reveal proprietary data regarding manufacturing yields and processes. Because of such factors, the termination of the Component Recovery Agreement, or the renewal of the Component Recovery Agreement under less favorable terms, would have a material adverse effect of the Company's business and results of operations and cashflows.


Gross Margin
                           Second Quarter                     Six Months
                 ------------------------------  ------------------------------
                        1999            1998              1999           1998
                 --------------  --------------  --------------  --------------
                           % of            % of            % of            % of
                   Amount Sales    Amount Sales    Amount Sales    Amount Sales
                 -------- -----  -------- -----  -------- -----  -------- -----

PC systems       $ 44,479 13.8%  $ (6,262)(1.6%) $ 98,984 14.4%  $ 52,616  6.1%
Contract
manufacturing           -    -      7,507 10.5%          -    -    17,598 12.4%
SpecTek memory
products           18,913 37.7%     3,213 15.9%    33,226 37.1%    11,458 23.0%
                 --------        --------        --------        --------
Total gross
margin           $ 63,392 17.0%  $  4,458  0.9%  $132,210 17.0%  $ 81,672  7.8%
                 ========        ========        ========        ========

   Personal Computer Systems. Gross margin from the Company's PC operations was 13.8% in the second quarter of fiscal 1999 compared to 15.0% in the first quarter of fiscal 1999 and (1.6%) in the second quarter of the fiscal 1998. PC gross margins in the second quarter of fiscal 1999 were unfavorably impacted by increased pricing pressure, seasonally higher returns in the consumer segment, the business mix impact of relatively higher consumer and seasonally lower government sales.

   Gross margin in the second quarter of fiscal 1998 was negatively impacted by a decline in average selling prices of the Company's notebook products. The Company's purchases of notebook products from third party suppliers have required volume and price commitments with long lead times. During the first and second quarters of fiscal 1998, the Company entered into arrangements to purchase notebook products at committed prices. As a result of the decline in industry-wide pricing for notebook products, the Company's selling prices for notebook products in the second quarter of fiscal 1998 declined to a level significantly below the Company's cost. As a result, the Company realized significant losses on notebook products sold during the second quarter of fiscal 1998 and wrote down the value of inventories by $25.3 million to their current market value. Gross margin in the first six months of fiscal 1998 was adversely affected by losses of approximately $6.4 million realized from disposition of excess PC component inventories.

   The Company expects to continue experiencing significant pressure on its gross margin on sales of its PC systems as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices. In addition, the Company's gross margin percentage will continue to depend in large part on its ability to effectively forecast demand and manage its inventories of PC components. See "Certain Factors--Personal Computer Systems-- Competition" and "Certain Factors--Personal Computer Systems--Inventory Management."

   SpecTek Semiconductor Memory Products. The gross margin realized by the Company's SpecTek semiconductor memory products operation was higher in the second quarter and first six months of fiscal 1999 compared to the second quarter and first six months of fiscal 1998 due to lower costs of components and strengthening of demand. The Company has experienced significant volatility in selling prices and expects average selling prices for its SpecTek semiconductor memory products to continue to exhibit significant volatility. As a result, the gross margin for the Company's SpecTek semiconductor memory products operation could decline and adversely affect the Company's business and results of operations and cash flows. See "Certain Factors--SpecTek Semiconductor Memory Products Operation--Pricing of Semiconductor Memory Products."


Selling, General and Administrative
                                  Second Quarter              Six Months
                         ------------------------     -------------------------
                            1999 Change      1998         1999 Change      1998
                         ------------------------     -------------------------
Selling, general and
administrative           $56,150 (38.9%)  $91,938     $108,546 (33.9%) $164,196
as a % of net sales        15.0%            18.6%        14.0%            15.6%

     Selling, general and administrative expenses for the second quarter of fiscal 1999 were $56.2 million versus $52.4 million in the first quarter of fiscal 1999 and $91.9 million in the second quarter of fiscal 1998. The increase in the second quarter of fiscal 1999 from the first quarter of fiscal 1999 is primarily due to additional labor costs associated with the expanded field sales personnel in operation for the entire quarter, seasonally higher service and support expenses associated with the customer business and higher broadcast and print advertising expenses due to supplemental advertising to counteract the anticipated impact from the early promotion of the Intel Pentium III processor. The Company expects that selling, general and administrative expenses will remain at or slightly below current levels in the coming quarter, which will include an estimated savings of approximately $1.5 million per quarter resulting from the consolidation of the Company's Japan operations as discussed below. Selling, general and administrative expenses during the first six months of fiscal 1998 compared to the corresponding periods in 1999 were significantly higher due to higher levels of personnel, provision for doubtful accounts, advertising and other costs associated with the Company's PC operation in 1998. The six months of fiscal 1998 also includes those costs related to MCMS, which was sold on February 26, 1998.

Other Expense, net
                                  Second Quarter              Six Months
                             ----------------------     -----------------------
                              1999 Change      1998       1999 Change      1998
                             ----------------------     -----------------------

Other expense, net           3,865 (79.9%)   19,196     $3,906 (81.4%)  $21,003

   Other expense in the second quarter of fiscal 1999 included $3.9 million associated with the Company's closure and consolidation of its Micron Electronics Japan operation into its Nampa operations. The charge includes those costs associated with employee payroll and severance of $1.5 million for approximately 45 employees, fixed asset write-downs of $0.7 million, lease obligations of $0.6 million, pre-committed advertising of $0.2 million, incremental future service costs of $0.2 million and $0.7 million for other closure related costs. The Company has a remaining liability of $1.6 million for employee severance costs, future lease obligation costs, and other related closure costs, which have been included in accounts payable and accrued expenses, as of March 4, 1999. The Company anticipates that all remaining liabilities will be settled by September 2, 1999.

   Other expense, net in the second quarter of fiscal 1998 included $13.0 million of costs associated with the Company's actions to realign its PC operations to concentrate on its core markets and customers. Such actions include the consolidation of the Company's domestic and international PC operations and the reduction of 10% of its workforce, or approximately 450 employees, from generally all areas of the Company. The realignment costs were composed of $6.7 million associated with employee termination benefits, $1.8 million for the write-down of equipment and leasehold improvements, $1.0 million in estimated costs for claims related to the realignment, $0.7 million in aggregate costs associated with vacating a leased facility in Milpitas, California, two international sales offices and an outlet store in Minneapolis, Minnesota, $0.6 million for the write-off of current technologies and $0.3 million for the write-off other intangible assets (consisting of customer lists, trade names, workforce and distribution and other contracts) associated with the Company's NetFRAME enterprise servers. In the fourth quarter of fiscal 1998, the actions related to this realignment were substantially complete and the estimated costs were reduced by $1.9 million.

   During the second quarter of fiscal 1998 and the first six months of fiscal 1998, the Company wrote-off costs totaling $2.5 million and $5.2 million, respectively, associated with abandoned internal use enterprise software development projects. The software included an on-line order entry system, an on-line order configuration tool and part of a material requirements planning package. The software was abandoned after the Company concluded such software lacked the functionality desired by the Company. The Company also wrote off various fixed assets, with a remaining book value of $1.6 million, which no longer were to be used in the Company's operations during the second quarter of fiscal 1998.

Research and Development
                                   Second Quarter              Six Months
                             -----------------------    -----------------------
                               1999 Change      1998      1999 Change      1998
                             -----------------------    -----------------------
Research and development     $1,128 (70.0%)   $3,759    $2,579 (64.9%)   $7,341
as a % of net sales            0.3%             0.8%      0.3%             0.7%

   Research and development expenses were higher in the second quarter and the first six months of fiscal 1998 compared to the second quarter and first six months of fiscal 1999 primarily as a result of the development activities associated with the Company's NetFRAME enterprise server operation. The Company expects that research and development expense will continue to decrease as the Company focuses on current product development and enhancement.

Income Tax Provision
                                   Second Quarter              Six Months
                             -----------------------    -----------------------
                               1999 Change      1998      1999 Change      1998
                             -----------------------    -----------------------
Income tax provision         $2,611 (88.7%)  $23,011    $9,910 (58.2%)  $23,707

   The effective tax rate of 38.5% in the first six months of fiscal 1999 principally reflected the federal statutory rate, net effect of state taxes. The provision for income taxes for the second quarter and first six months of fiscal 1998 reflects the Company's effective tax rate of 39.5%, principally the federal statutory rate and the net effect of state taxes, plus $4.1 million for the write-off of a deferred tax asset relating to the Company's consolidation of its NetFRAME enterprise server operation.

Acquisition and Consolidation of NetFRAME

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

   In the second quarter of 1998, the Company wrote-off the remaining book value of capitalized current technologies and other intangible assets as a result of the consolidation of the Company's NetFRAME enterprise server operation with its other PC operations and the discontinuance of further development of future enterprise server technologies.

Liquidity and Capital Resources

   As of March 4, 1999, the Company had cash, cash equivalents and liquid investments of $369.0 million, representing an increase of $11.3 million compared to September 3, 1998. Principal sources of liquidity in the first six months of fiscal 1999 were cash flows from operations of $46.7 million and issuance of common stock of $4.0 million pursuant to the exercise of options under the Company's 1995 Stock Option Plan and Employee Stock Purchase Plan. Principal uses of cash in the first six months of fiscal 1999 were property, plant and equipment expenditures of $25.3 million primarily for expansion and capacity improvements of the Company's manufacturing operations and repayment of debt of $14.4 million.

   The Company has an unsecured credit agreement, expiring June 2001, with a group of financial institutions providing for borrowings totaling $100.0 million. As of March 4, 1999, the Company was eligible to borrow the full amount under the agreement, but had no borrowings outstanding. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company.

   The Company's wholly owned subsidiary, Micron Electronics Japan K.K., had an unsecured revolving credit facility with a financial institution. The outstanding borrowings under this facility were fully repaid during the second fiscal quarter of 1999 and the revolving credit facility was cancelled.

   On October 11, 1996, the Company filed a registration statement with the Securities and Exchange Commission allowing for the issuance from time to time by the Company of debt and/or equity securities with a value of up to $75.0 million, of which $51.0 million has been issued.

   At March 4, 1999, the Company had commitments of $11.3 million for capital expenditures for expansion and upgrade of facilities and equipment. The Company anticipates making capital expenditures in fiscal 1999 in excess of $50 million.

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

  State Taxation

   During the third quarter of fiscal 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states. In association therewith, the Company is party to agreements with nearly all states which generally limit the liability of the Company, if any, for non-remittance of sales and use taxes prior to such agreements' effective dates. The Company has previously accrued a liability for the estimated settlement costs of issues related to sales and use taxes not covered by such agreements. Management believes the resolution of any matters relating to the non-remittance of sales and use taxes will not materially affect the Company's business, results of operations or cashflows.

SpecTek Semiconductor Memory Products Operation

  Expiration of Component Recovery Agreement with MTI

   The Company has a Component Recovery Agreement (the "Component Recovery Agreement") with MTI, which expires on September 2, 1999. Additionally, the Component Recovery Agreement may be terminated by MTI in the event that MTI's ownership of the Company falls below 30%. Under the Component Recovery Agreement, MTI is required to deliver to the Company all of the nonstandard memory components produced at MTI's semiconductor manufacturing operations. The Company's cost of such components generally is determined as one-half of the operating income generated from the Company's SpecTek sales of semiconductor memory products supplied by MTI.

     MTI has indicated that it does not intend to renew the Component Recovery Agreement according to its current arrangement after September 2, 1999. The Company is negotiating with MTI regarding possible extension of the Component Recovey Agreement under modified terms. To date, no agreement for extension of the Component Recovery Agreement has been reached and such agreement, if any, may contain terms and conditions less favorable to the Company than the current arrangement. A substantial majority of the semiconductor components used in the Company's SpecTek operation is obtained from MTI. In the second quarter and first six months of fiscal 1999, the Company obtained 99% of its components from MTI, compared to 74% and 67% in the second quarter and first six months of fiscal 1998, respectively. Additionally, there can be no assurance that the Company will be able to obtain components from semiconductor manufacturers other than MTI in quantities sufficient to meet demand for the Company's SpecTek products. Many semiconductor memory manufacturers are reluctant to sell nonstandard memory components because such components could compete with their full specification memory components for similar applications and some manufacturers are concerned that subsequent testing performed by a recovery operation could reveal proprietary data regarding manufacturing yields and processes. Because of such factors, the termination of the Component Recovery Agreement, or the renewal of the Component Recovery Agreement under less favorable terms, would have a material adverse effect of the Company's business and results of operations and cashflows.

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

Year 2000

   The Year 2000 issue has arisen because many computer hardware and software systems only use the last two digits in reference to yearly periods. Therefore, after December 31, 1999, some hardware and software systems may erroneously read, or attempt to read, "00" as 1900, rather than 2000. Many computer applications could fail or return erroneous or unpredictable results if not timely corrected.

   State of Readiness

   In 1998, the Company established a Year 2000 project team with representatives from generally all areas of the Company. The project team is focusing principally on the following four areas: internal information technology ("IT") systems; internal non-IT systems including embedded technology associated with its manufacturing and physical facilities; third parties with whom the Company has significant business relationships; and the Company's products.

   Generally, the Company's Year 2000 compliance program with respect to its internal IT and non-IT systems consists of the following phases: (a) inventory - the identification of systems which may be impacted; (b) assessment - the review of identified systems for Year 2000 compliance; (c) remediation - the implementation of corrective action and, if need be, the execution of contingency plans; and (d) quality assurance testing - the verification of Year 2000 compliance. With respect to IT systems, the Company believes, as of the end of the second quarter of fiscal 1999, that the inventory and assessment phases are essentially complete and the remediation phase is approximately two-thirds complete. With respect to non-IT systems, the inventory and assessment phases are approximately 95% complete and the remediation phase is approximately 90% complete. The Company estimates August 31, 1999 for completion of remediation of its mission critical IT and non-IT systems, with the remainder of calendar 1999 to be used for resolution of any unforeseen difficulties and quality assurance testing.

   The Company has developed a process with respect to its assessment of Year 2000 readiness of third parties with whom the Company has significant business relationships. The Company is focusing its efforts on the business relationships most critical to its manufacturing operations, customer service and other core business processes, including key suppliers, vendors, financial institutions and utility and transportation providers. The process generally involves the following phases: (a) initial supplier survey; (b) risk assessment; (c) follow-up supplier review where necessary; and (d) contingency planning where relevant. As of the end of the second quarter of fiscal 1999, the Company had received formal responses from most of its critical third party providers. Most of such providers indicated that they expect to address Year 2000 issues in a timely manner. Risk assessments with respect to third party providers were approximately 83 percent complete as of the end of the second quarter of fiscal 1999, and it is anticipated that risk assessment with respect to all mission critical third party providers will be completed within the third quarter of fiscal 1999. Based on the results of the risk assessments, follow-up review of the third party providers, including possible on-site reviews, may be performed. Third party suppliers that fail to meet the Company's requirements with respect to Year 2000 issues may be replaced with other suppliers.

   All Micron-branded hardware products support the Year 2000 date and calculation. All Micron-branded hardware products shipped since August 26, 1996 have BIOS clocks that will automatically roll over to "2000" after December 31, 1999. Additionally, the Company has provided software utilities to cover earlier Micron-branded hardware products to have BIOS clock that will recognize the century change. All NetFRAME-branded server products shipped since March, 1995 are either NSTL certified as Year 2000 compliant or self-certified as having Real Time Clock chips and BIOS that will process date data correctly on and after January 1, 2000. The Company has a Web-site dedicated to communicating Year 2000 issues to its customers.

   Cost to Address Year 2000 Issues

   The estimated costs of the Company's Year 2000 readiness programs with respect to internal IT and non-IT systems and third party providers are not expected to be material to the Company's financial position or results or operations. As of the end of the second quarter of fiscal 1999, the Company had incurred aggregate incremental costs of $1.8 million related to such readiness programs. The total additional cost to complete such programs is estimated at $1 million to $2 million. These estimated costs do not include costs related to the potential failure of key suppliers to timely address Year 2000 issues, potential costs related to any customer or other product liability claims or the cost of internal software and hardware replaced in the ordinary course of business. The incremental and estimated costs include allocated costs of the Company's information technology organization incurred in connection with Year 2000 compliance projects. All estimates are based on currently known circumstances and various assumptions regarding future events, and actual costs could differ materially from the estimates.

   The Company believes that it has no obligation for any costs incurred by its customers to address Year 2000 issues. However, the Company recognizes the potential for claims against it and other manufacturers arising from products which may not support the century change, and there can be no assurance that such claims would not have a material adverse effect on the Company's business or results of operations, financial condition or cash flows. On October 26, 1998, the Company was sued in state court in Canyon County, Idaho, by Hannah Films, Inc., on behalf of itself and on behalf of an as-of-yet unidentified and uncertified class of plaintiffs alleging fraud, breach of implied warranty of merchantability, violation of the Magnuson-Moss Consumer Protection Act, and violation of the Idaho Consumer Protection Act arising out of the Year 2000 status of a personal computer sold by the Company to Hannah Films, Inc. in October 1995. The Company is defending the matter. While there can be no assurance as to the ultimate disposition of the case, the Company does not currently believe that the resolution of this matter will have a material adverse effect on the Company's business or results of operations, financial condition or cash flows.

   Year 2000 Contingency Plans

   The Company's contingency plan generally contimplates replacement or alternative sources of those goods and services necessary to the Company's manufacturing and business operations. Should those necessary goods and services become unavailable due to supplier's failure to achieve Year 2000 readiness, the Company will review, and where appropriate, modify existing contingency plans to address specific Year 2000 issues as they arise. During the third quarter of fiscal 1999, the Company's Year 2000 project team is expected to advise the Company's management of critical third-party providers which, based on information received, do not offer full assurance of Year 2000 compliance. The Company expects that development of contingency plans will continue through calendar 1999.

   The discussion above regarding Year 2000 projected completion dates, costs, risks and other forward-looking statements is based on currently available information, and is subject to change. Based on currently available information, the Company does not believe that the most reasonably likely worst case scenarios with respect to Year 2000 issues are likely to have a material adverse effect on the Company's business or results of operations, financial condition or cash flows. However, there can be no assurance that Year 2000 remediation efforts by the Company or third parties will be completed in a timely and proper manner, and the failure to do so could have a material adverse effect on the Company. Additionally, an increase in customer claims with respect to the Company's products could have a material adverse effect on the Company's business and results of operations.

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

 Management

   The Company has experienced increased complexity of its operations, in operating and financial information systems and in its scope of operations. This increased complexity has resulted in new and increased responsibilities for the Company's management and has placed, and continues to place, significant demands upon the Company's management, operating and financial information systems and other resources and systems. The Company continues to consider various expansion alternatives, including expansion of facilities, acquisition or establishment of facilities in new geographic regions and certain strategic relationships. The Company recently completed a realignment of its operation along its key customer classes. There can be no assurance that the Company's management resources, operating and financial information systems and other resources, and systems will be adequate to support the Company's existing or future operations, the failure of which could have a material adverse effect on the Company's business and results of operations and cash flows.

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

 MTI Ownership of Common Stock of the Company

   As of March 4, 1999, MTI owned 63% of the Company's outstanding common stock. In addition, three of the four directors of the Company are also directors of MTI, including Steven R. Appleton, Chairman and Chief Executive Officer of MTI. So long as MTI continues to own a majority of the outstanding common stock of the Company, MTI will have the ability to control the outcome of matters requiring shareholder approval, including the election of directors, and generally will have the ability to control the management and certain financial and other affairs of the Company. Termination or modification of certain of the Company's arrangements with MTI resulting in terms less favorable to the Company could adversely affect the Company's business and results of operations. In the event that MTI's ownership of the Company were to decrease below certain levels, certain arrangements may be terminated by MTI, which could have a material adverse effect on the Company's business and results of operations and cashflows. See "Intellectual Property Matters" and "SpecTek Semiconductor Memory Products Operation--Dependence on Component Recovery Agreement with MTI."

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

   Substantially all of the Company's liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. However, as of March 4, 1999, approximately 80% of the Company's liquid investments mature within three months and the remainder within one year. As of March 4, 1999, the Company believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values and has the ability and intent to hold these instruments to maturity. As result, the Company believes that the market risk arising from its holdings of financial instruments is minimal.

      The Company uses the U.S. Dollar as its functional currency, except for its operations in Japan, which are currently being consolidated into its Nampa, Idaho operations. The assets and liabilities of the Company's Japanese operations are translated into U.S. Dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate transaction gains and losses included in the determination of net income have not been material.

                           PART II. OTHER INFORMATION

Item 5.  Other Information

   On April 1, 1999, Jill D. Smith became Executive Vice President, Chief Operating Officer of the Company. On April 1, 1999, Robert Lee was elected to the Company's Board of Directors, replacing T. Erik Oaas, who had previously resigned.


Item 6.  Exhibits and Reports on Form 8-K

   (a) The following are filed as a part of this report:

   Exhibit   Description
   -------   ------------------------------------------------------------------

   10.62   1995 Stock Option Plan, as amended through December 1, 1998
   27      Financial Data Schedule

(b) Reports on Form 8-K:


   On December 21, 1998, the Company filed a report on Form 8-K announcing the retirement of T. Erik Oaas, Executive Vice President Finance, Chief Financial Officer and his resignation of his position on the Board of Directors of the Company.

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


                               MICRON ELECTRONICS, INC.
                               ------------------------------------------------
                               (Registrant)


Dated:  April 16, 1999
                              /s/ James R. Stewart
                               ------------------------------------------------
                               James R. Stewart, Senior Vice President Finance Chief Financial Officer (Principal Financial and Accounting Officer)