Form 10-Q
period 1999-06-03
MICRON ELECTRONICS INC
filed 1999-07-19
CIK 854460

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q



     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

     For the quarterly period ended    June 3, 1999
                                   ---------------------------------------------

                                      OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

     For the transition period from        to
                                   --------  -----------------------------------
     Commission File Number:        0-17932
                            ----------------------------------------------------




                           Micron Electronics, Inc.
                         ----------------------------
            (Exact name of registrant as specified in its charter)



          Minnesota                                               41-1404301
       ----------------                                      -------------------
  (State or other jurisdiction of                              (I.R.S. Employer
   incorporation or organization)                            Identification No.)


900 E. Karcher Road,  Nampa, Idaho                                         83687
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code                (208) 898-3434
                                                  ------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

     The number of outstanding shares of the registrant's common stock as of July 13, 1999 was 96,176,417.

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

Micron Electronics, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)


                                                    For the quarter ended     For the nine months ended
                                                       June 3,    May 28,          June 3,      May 28,
                                                          1999       1998             1999         1998
  -----------------------------------------------------------------------------------------------------

Net sales                                             $327,665   $340,760       $1,104,762   $1,394,410
Cost of goods sold                                     266,247    275,457          911,134    1,247,435
                                                      --------   --------       ----------   ----------
Gross margin                                            61,418     65,303          193,628      146,975
Selling, general and administrative                     53,765     63,259          162,312      227,455
Research and development                                   419      1,419            2,998        8,760
Other expense (income), net                                  -     (4,431)           3,906       16,572
                                                      --------   --------       ----------   ----------
Operating income (loss)                                  7,234      5,056           24,412     (105,812)
Gain on sale of MCMS common stock                            -          -                -      156,222
Interest income, net                                     3,523      4,743           12,082        8,926
                                                      --------   --------       ----------   ----------
Income before taxes                                     10,757      9,799           36,494       59,336
Income tax provision                                     3,776      3,871           13,686       27,578
                                                      --------   --------       ----------   ----------
Net income                                            $  6,981   $  5,928       $   22,808   $   31,758
                                                      ========   ========       ==========   ==========

Earnings per share:
  Basic                                               $   0.07    $  0.06       $     0.24   $     0.33
  Diluted                                                 0.07       0.06             0.24         0.33

Number of shares used in per share calculation:
  Basic                                                 96,176     95,672           96,089       95,616
  Diluted                                               96,284     96,099           96,867       95,937

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except par value amounts)


As of                                                             June 3, 1999   September 3, 1998
--------------------------------------------------------------------------------------------------
ASSETS                                                             (Unaudited)
Cash and cash equivalents                                             $265,329            $328,537
Liquid investments                                                      97,951              29,204
Receivables, net                                                       129,835             128,269
Inventories                                                             21,521              30,848
Deferred income taxes                                                   15,889              19,172
Other current assets                                                     3,498               2,432
                                                                      --------            --------
  Total current assets                                                 534,023             538,462

Property, plant and equipment, net                                     160,340             147,912
Other assets                                                             4,043               6,069
                                                                      --------            --------
  Total assets                                                        $698,406            $692,443
                                                                      ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                 $195,354            $214,930
Accrued licenses and royalties                                          26,555              18,585
Current debt                                                             7,139              16,798
                                                                      --------            --------
  Total current liabilities                                            229,048             250,313

Long-term debt                                                           6,328              11,730
Other liabilities                                                       19,002              13,506
                                                                      --------            --------
  Total liabilities                                                    254,378             275,549
                                                                      --------            --------

Commitments and contingencies

Common stock, $.01 par value, authorized 150.0 million shares;
  issued and outstanding 96.2 million and 95.9 million shares
  as of June 3, 1999 and September 3, 1998, respectively                   962                 959
Additional capital                                                     127,165             122,837
Retained earnings                                                      315,869             293,061
Accumulated other comprehensive income                                      32                  37
                                                                      --------            --------
  Total shareholders' equity                                           444,028             416,894
                                                                      --------            --------
  Total liabilities and shareholders' equity                          $698,406            $692,443
                                                                      ========            ========

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Nine months ended                                                                 June 3, 1999   May 28, 1998
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $  22,808      $  31,758
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
     Depreciation and amortization                                                      23,197         29,904
     Gain on sale of MCMS common stock                                                       -       (156,222)
     Provision for doubtful accounts                                                       204          2,467
     Changes in assets and liabilities, net of the effect of the sale of MCMS:
       Receivables                                                                      (1,106)        58,372
       Inventories                                                                       9,634         57,761
       Accounts payable and accrued expenses                                           (15,809)       (59,810)
       Accrued licenses and royalties                                                    7,970          1,043
       Deferred income taxes                                                            10,694         (9,671)
       Other                                                                               961         10,269
                                                                                     ---------      ---------
Net cash provided by (used for) operating activities                                    58,553        (34,129)
                                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment                                         (41,234)       (51,464)
Proceeds from sales of property, plant and equipment                                       329          5,830
Proceeds from sale of MCMS common stock, net of cash                                         -        235,884
Purchases of held-to-maturity investment securities                                   (119,108)       (40,792)
Proceeds from maturities of investment securities                                       51,211              -
Other                                                                                   (1,301)        (1,664)
                                                                                     ---------      ---------
Net cash (used for) provided by investing activities                                  (110,103)       147,794
                                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                     -            173
Repayments of debt                                                                     (16,068)        (9,365)
Proceeds from issuance of common stock                                                   4,049          1,124
Purchase and retirement of stock                                                             -            (46)
Other                                                                                        -            (28)
                                                                                     ---------      ---------
Net cash used for financing activities                                                 (12,019)        (8,142)
                                                                                     ---------      ---------
Net (decrease) increase in cash and cash equivalents                                   (63,569)       105,523
Effect of exchange rate changes on cash and cash equivalents                               361           (430)
Cash and cash equivalents at beginning of period                                       328,537        183,935
                                                                                     ---------      ---------
Cash and cash equivalents at end of period                                           $ 265,329      $ 289,028
                                                                                     =========      =========



The accompanying notes are part of the financial statements.

Micron Electronics, Inc.
Notes to Financial Statements
(Tabular amounts in thousands, except per share amounts)
(Unaudited)


1.  Unaudited Interim Financial Statements

        In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Micron Electronics, Inc. and its subsidiaries (collectively, the "Company") and their results of operations and cash flows.

        This report on Form 10-Q for the third quarter ended June 3, 1999 should be read in conjunction with the Company's Report on Form 10-K for the fiscal year ended September 3, 1998. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated September 3, 1998. The Company's fiscal year is a 52 or 53 week period ending on the Thursday closest to August 31.

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

        The Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" as of the first quarter of fiscal 1999. SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. As a result of adopting SOP 98-1, the Company capitalized $0.6 million of internal software development costs in the third quarter of fiscal 1999. For the first nine months of fiscal 1999, the Company capitalized $2.3 million of internal software development costs.

        Recently issued accounting standards include Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information," issued by the FASB in June 1997 and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," issued by the FASB in June 1998.

        SFAS No. 131 requires public companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision-maker. Implementation of SFAS No. 131 is required for the Company's fiscal year end 1999.

        SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked-to-market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. Implementation of SFAS No. 133 is required for the Company by the first quarter of 2000. The Company is currently evaluating the effect SFAS 133 will have on its future results of operations and financial position.


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

Micron Electronics, Inc.
Notes to Financial Statements-Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

3.  Receivables
                                                       June 3, 1999   September 3, 1998
---------------------------------------------------------------------------------------
Trade receivables                                          $120,087            $122,294
Receivables from affiliates, net                                  2                 105
Income taxes recoverable from parent corporation              3,656               3,068
Income taxes recoverable from governmental entities           7,062                   0
Other                                                         4,768              10,090
Allowance for doubtful accounts                              (3,373)             (3,709)
Allowance for returns and discounts                          (2,367)             (3,579)
                                                           --------            --------
                                                           $129,835            $128,269
                                                           ========            ========

4.  Inventories
                                                       June 3, 1999   September 3, 1998
---------------------------------------------------------------------------------------
Raw materials and supplies                                 $  6,911            $ 16,144
Work in progress                                              8,306               4,469
Finished goods                                                6,304              10,235
                                                           --------            --------
                                                           $ 21,521            $ 30,848
                                                           ========            ========

5.  Property, Plant and Equipment
                                                       June 3, 1999   September 3, 1998
---------------------------------------------------------------------------------------
Land                                                       $  1,234            $  1,234
Buildings                                                    34,340              34,826
Equipment and software                                      179,195             145,310
Assets in progress                                           34,307              38,197
                                                           --------            --------
                                                            249,076             219,567
Less accumulated depreciation and amortization              (88,736)            (71,655)
                                                           --------            --------
                                                           $160,340            $147,912
                                                           ========            ========

    Effective September 4, 1998, the Company revised its estimated useful lives of certain information technology assets, including enterprise software, enterprise hardware and telecommunications systems. The original estimated useful lives of these assets were two and three years, with the revised lives extended to five years, on a prospective basis, which more accurately reflects their actual useful lives. The effect of this change was to reduce the third quarter of fiscal 1999 depreciation and amortization by $0.8 million ($0.5 million net of tax) or $0.01 per diluted share, net of taxes. For the first nine months of fiscal 1999, the effect of this change was to reduce depreciation and amortization by $3.3 million ($2.1 million net of tax) or $0.02 per diluted share, net of taxes.

Micron Electronics, Inc.
Notes to Financial Statements-Continued
(Tabular Amounts in thousands, except per share amounts)
(Unaudited)


6.  Accounts Payable and Accrued Expenses
                                                                         June 3, 1999   September 3, 1998
---------------------------------------------------------------------------------------------------------
Trade accounts payable                                                       $129,869            $146,124
Payable to affiliates                                                          30,282              20,601
Salaries, wages and benefits                                                   15,250              20,496
Income taxes payable                                                               59                  92
Equipment contracts payable                                                         -               3,884
Accrued warranty                                                               14,524              17,128
Other                                                                           5,370               6,605
                                                                             --------            --------
                                                                             $195,354            $214,930
                                                                             ========            ========

7.  Debt
                                                                         June 3, 1999   September 3, 1998
---------------------------------------------------------------------------------------------------------
Notes payable in periodic installments through September 2001,
  weighted average interest rate of 7.85% and 7.63%, respectively            $ 10,871            $ 16,068
Capitalized lease obligations payable in monthly installments through
  June 2000, interest rate of 7.28%, respectively                               2,596               4,284
Amounts outstanding under revolving loan agreement,  variable
  interest of 1.34%                                                                 -               8,176
                                                                             --------            --------
                                                                               13,467              28,528
Less current portion                                                           (7,139)            (16,798)
                                                                             --------            --------
                                                                             $  6,328            $ 11,730
                                                                             ========            ========

        The Company has an unsecured credit agreement, expiring June 2001, with a group of financial institutions providing for borrowings totaling $100.0 million. As of June 3, 1999, the Company was eligible to borrow the full amount under the agreement, but had no borrowings outstanding. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company.

        The Company's wholly-owned subsidiary, Micron Electronics Japan K.K., had an unsecured revolving credit facility with a financial institution. The outstanding borrowings under this facility were fully repaid during the second fiscal quarter of 1999 and the revolving credit facility was cancelled.

        Certain of the Company's notes payable are collateralized by equipment with a total cost of $20.9 million and accumulated depreciation of $12.2 million as of June 3, 1999.


8.  Other Expense (Income), Net

        Other expense in the first nine months of fiscal 1999 included $3.9 million associated with the Company's closure and consolidation of its Micron Electronics Japan operation into its Nampa operations. The charge includes those costs associated with employee payroll and severance of $1.5 million for approximately 45 employees, fixed asset write-downs of $0.7 million, lease obligations of $0.6 million, pre-committed advertising of $0.2 million, incremental future service costs of $0.2 million and $0.7 million for other closure related costs. The Company has a remaining liability of $0.6 million for vendor claim contingencies, fixed asset write-downs, and other related closure costs which has been included in accounts payable and accrued expenses, as of June 3, 1999. The Company anticipates that all remaining liabilities will be settled by September 2, 1999.

Micron Electronics, Inc.
Notes to Financial Statements-Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)


        During the third quarter of fiscal 1998, the Company recognized a one-time benefit resulting from a net rebate of $4.4 million, before taxes, associated with a change of providers of on-site service contracts for the Company's domestic desktop installed base.

        Other expense in the first nine months of fiscal 1998 included $13.0 million of costs associated with the Company's actions to realign its PC operations to concentrate on its core markets and customers. Such actions include the consolidation of the Company's domestic and international PC operations and the reduction of 10% of its workforce, or approximately 450 employees, from generally all areas of the Company. The realignment costs were composed of $6.7 million associated with employee termination benefits; $1.8 million for the write-down of equipment and leasehold improvements; $1.0 million in estimated costs for claims related to the realignment, $0.7 million in aggregate costs associated with vacating a leased facility in Milpitas, California, two international sales offices and an outlet store in Minneapolis, Minnesota; $0.6 million for the write-off of current technologies and $0.3 million for the write-off other intangible assets (consisting of customer lists, trade names, workforce and distribution and other contracts) associated with the Company's NetFRAME enterprise server operations. In the fourth quarter of fiscal 1998, the actions related to this realignment were substantially complete and the estimated costs were reduced by $1.9 million.

        During the first nine months of fiscal 1998, the Company wrote-off costs totaling $5.2 million associated with abandoned internal use enterprise software development projects. The software included an order entry system, an order configuration tool and part of a material requirements planning package. The software was abandoned after the Company concluded such software lacked the functionality desired by the Company. The Company also wrote off various fixed assets, with a remaining book value of $1.6 million, which no longer were to be used in the Company's operations subsequent to the first quarter of fiscal 1998.


9.  Transactions with Affiliates


                                                      For the quarter ended   For the nine months ended
                                                            June 3,  May 28,       June 3,      May 28,
                                                               1999     1998          1999         1998
-------------------------------------------------------------------------------------------------------
Net sales                                                 $     823 $    592      $  2,575     $ 18,430
Inventory purchases                                          19,005    6,080        41,437       26,699
Component recovery agreement                                 11,864    7,671        47,656       22,612
Administrative services and other expenses                      174      115           403        1,206
Property, plant and equipment purchases                         879        -         4,414          577
Property, plant and equipment sales                               4        -             4        5,307
Construction management services                                  -      103             -          213


        The above transactions with affiliates include those of MCMS up to February 26, 1998. The Company recognizes costs incurred under the component recovery agreement as a component of cost of goods sold in the consolidated statement of operations.


10.  Income Taxes

        The annual effective tax rate was revised in the third quarter of fiscal 1999 resulting in an effective tax rate of 35.1% and 37.5% for the third quarter and first nine months of fiscal 1999, respectively. The decrease is principally due to benefits received from the Company's investments in tax-exempt securities and sales through its wholly-owned foreign sales corporation. The provision for income taxes for the third quarter and first nine months of fiscal 1998 reflects the Company's effective tax rate of 39.5%, principally the federal statutory rate, net of the effect of state taxes, plus $4.1 million for the write-off in the second quarter of fiscal 1998, of a deferred tax asset relating to the Company's consolidation of its NetFRAME enterprise server operation.

Micron Electronics, Inc.
Notes to Financial Statements-Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

11.  Comprehensive Income

        The Company adopted Statements of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" as of the first quarter of fiscal 1999. The adoption of this statement had no impact on the Company's current or previously reported net income or shareholders' equity.

                                                     For the quarter ended  For the nine months ended
                                                      June 3,      May 28,          June 3,   May 28,
                                                         1999         1998             1999      1998
-----------------------------------------------------------------------------------------------------
Net income                                             $6,981       $5,928          $22,808   $31,758
Reclassification adjustment for loss
  included in net income                                    -            -                -     2,514
Foreign currency translation                                -           30               (5)   (1,753)
                                                       ------       ------          -------   -------
Comprehensive income                                   $6,981       $5,958          $22,803   $32,519
                                                       ======       ======          =======   =======

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

                                                     For the quarter ended  For the nine months ended
                                                      June 3,      May 28,          June 3,   May 28,
                                                         1999         1998             1999      1998
-----------------------------------------------------------------------------------------------------
Net income available to common shareholders            $ 6,981      $ 5,928         $22,808   $31,758
                                                       =======      =======         =======   =======

Common shares outstanding:
Weighted average shares outstanding - basic             96,176       95,672          96,089    95,616
Effect of dilutive stock options                           108          427             778       321
                                                       -------      -------         -------   -------
Weighted average shares outstanding - diluted           96,284       96,099          96,867    95,937
                                                       =======      =======         =======   =======
Earnings per share:
     Basic                                             $   .07      $   .06         $   .24   $   .33
       Diluted                                             .07          .06             .24       .33


13.  Commitments

        As of June 3, 1999, the Company had commitments of $13.7 million for equipment purchases and $0.2 million for construction of buildings. In addition, the Company is required to make minimum royalty payments under certain agreements and periodically enters into purchase commitments with certain suppliers.

Micron Electronics, Inc.
Notes to Financial Statements-Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

14.  Contingencies

        Periodically, the Company is made aware that technology used by the Company may infringe on intellectual property rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for alleged infringement prior to the balance sheet date. Resolution of these claims could have a material adverse effect on future results of operations and could require changes in the Company's products or processes. The Company's results of operations in the fourth quarter of fiscal 1998 were favorably affected by a benefit to cost of goods sold of $11.8 million related to revisions of estimates of contingencies for product and process technology costs for two patent infringement matters based on new information learned by management in the fourth quarter of 1998.

        The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's recovery, if any, or the Company's liability, if any, under any litigation or administrative proceedings would not materially affect its financial condition, results of operations or cash flows.

        During the third quarter of fiscal 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states. In association therewith, the Company is party to agreements with nearly all states which generally limit the liability of the Company, if any, for non-remittance of sales and use taxes prior to such agreements' effective dates. The Company has accrued a liability for the estimated settlement costs of issues related to sales and use taxes not covered by such agreements. Management believes the resolution of any matters relating to the non-remittance of sales and use taxes will not materially affect the Company's business, results of operations or cashflows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------
(Tabular amounts in thousands)


  Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors" and in other Company filings with the Securities and Exchange
Commission.   All quarterly references are to the Company's fiscal periods ended
June 3, 1999, September 3, 1998 or May 28, 1998, unless otherwise indicated. The fiscal year ended September 3, 1998 contained fifty-three weeks compared to fifty-two weeks in fiscal year 1999. All tabular dollar amounts are stated in thousands. Certain reclassifications have been made in the following discussion and analysis to present results of operations on a consistent basis.


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

Results of Operations

  Net income for the third quarter of fiscal 1999 was $7.0 million, or $0.07 per diluted share, on net sales of $327.7 million compared to net income of $5.9 million, or $0.06 per diluted share, on net sales of $340.8 million for the third quarter of fiscal 1998. Net income for the first nine months of fiscal 1999 was $22.8 million, or $0.24 per diluted share, on net sales of $1,104.8 million compared to net income of $31.8 million, or $0.33 per diluted share, on net sales of $1,394.4 million for the first nine months of fiscal 1998.

  On February 26, 1998, the Company completed the sale of 90% of its interest in MCMS, Inc. ("MCMS"), formerly Micron Custom Manufacturing Services, Inc. and a wholly-owned subsidiary of the Company. The sale was structured as a recapitalization of MCMS (the "Recapitalization"), whereby Cornerstone Equity Investors IV, L.P. ("Cornerstone"), other investors and certain members of MCMS' management, including Robert F. Subia, then a director of the Company, acquired the 90% interest in MCMS. In exchange for the 90% interest in MCMS, the Company received $249.2 million in cash. Results of operations in the second quarter of fiscal 1998 include a pre-tax gain of $156.2 million ($94.5 million or $.99 per diluted share, after taxes) realized from the sale. The Company's financial statements for the six months of fiscal 1998 include the results of MCMS' operation for that period. Subsequent to the Recapitalization of MCMS, the Company owned a 10% interest in MCMS, which is accounted for by the Company on the cost method of accounting. Accordingly, results of operations of MCMS subsequent to February 26, 1998 have been excluded from the Company's results of operations.

Net Sales

  The following table summarizes the Company's net sales by product line:

                                   Third Quarter                             Nine Months
                           ---------------------------------     --------------------------------------
                             1999              1998                 1999                1998
                           ----------------------------------    --------------------------------------
PC systems                 $282,592   86.2%  $317,654   93.2%    $  970,222   87.8%  $1,179,738   84.6%
Contract manufacturing            -      -          -      -              -      -      141,723   10.2%
SpecTek memory products      45,073   13.8%    23,106    6.8%       134,540   12.2%      72,949    5.2%
                           --------  -----   --------  -----      ----------  -----   ----------  -----
Total net sales            $327,665  100.0%  $340,760  100.0%    $1,104,762  100.0%  $1,394,410  100.0%
                           ========  =====   ========  =====     ==========  =====   ==========  =====

Item 2. Management's Discussion and Analysis
--------------------------------------------
of Financial Condition and Results of Operations -- Continued
-------------------------------------------------------------
(Tabular amounts in thousands)

  Personal Computer Systems   Net sales of PC systems were lower in the third
quarter of fiscal 1999 compared to the third quarter of fiscal 1998 primarily as a result of a 6% decrease in average selling prices for the Company's PC systems and a 2% decline in unit sales. Net sales of PC systems were lower in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998 primarily as a result of a 13% decrease in average selling prices, with unit sales of PC systems essentially flat. Net sales of PC systems were 13% lower in the third quarter of fiscal 1999 compared to the second quarter of fiscal 1999, resulting primarily from a decrease in unit sales of PC systems. Average selling prices were flat when compared to the second quarter of fiscal 1999.
The third quarter of fiscal 1999 was unfavorably impacted by lower sales in the company's consumer business, which is experiencing continued pricing pressure and market trends toward lower cost PC systems.

  Unit sales of desktop systems were 86% and 84% of total unit sales of PC systems during the third quarter and first nine months of fiscal 1999, respectively, compared to 83% and 85% in the corresponding periods in 1998. Average selling prices for the Company's desktop products were 5% and 11% lower in the third quarter and first nine months of fiscal 1999, respectively, compared to the corresponding periods in fiscal 1998 primarily as a result of price competition and discounting in the PC industry for desktop products.

  Unit sales of notebook systems were 12% and 14% of total unit sales of PC systems during the third quarter and first nine months of fiscal 1999, respectively, compared to 15% and 14% in the corresponding periods in 1998. Average selling prices for the Company's notebook products were 7% and 20% lower in the third quarter and first nine months of fiscal 1999, respectively, compared to the corresponding periods in fiscal 1998 primarily as a result of intense price competition in the PC industry for notebook products.

  Customer segment revenue mix for the third quarter of fiscal 1999 was 35% consumer and home office; 34% commercial business; 27% government sector and 4%
international.   This compares with customer segment revenue mix for the second quarter of fiscal 1999 of 55% consumer and small business; 19% commercial business; 22% government sector and 4% international.

  Sales to governmental entities, including prime contractors under certain federal government procurement programs, were 27%, 22% and 22% of total net sales of PC systems in the third quarter and second quarter of fiscal 1999 and third quarter of fiscal 1998, respectively. The level of the Company's governmental sales is dependent on the buying practices of governmental entities and the Company's participation in government contracts in the future, of which there can be no assurance. As a result, the level of such sales may vary from quarter to quarter and a significant decline could have a material adverse effect on the Company's business and results of operations and cash flows.

  SpecTek Semiconductor Memory Products    Net sales of semiconductor memory
products were 95% higher in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998 primarily due to a 166% increase in megabits of memory shipped, offset by a 26% decline in average selling prices. The increase in megabits of memory shipped was primarily due to an increase in the amount of product produced for substantially all memory products. The Company has experienced significant volatility in prices and anticipates significant volatility in prices for future sales of semiconductor memory products. The Company's SpecTek semiconductor memory products results of operations are influenced by a number of factors including pricing for, and availability of, nonstandard semiconductor memory components

  The Company has a Component Recovery Agreement with MTI (as amended, the "Component Recovery Agreement") which expires September 2, 1999. Additionally, the Component Recovery Agreement may be terminated by MTI in the event that MTI's ownership of the Company falls below 30%. Under the Component Recovery Agreement, MTI is required to deliver to the Company all of the nonstandard memory components produced at MTI's semiconductor manufacturing operations. The Company's cost of such components generally is determined as one-half of the pre-tax net income generated from the Company's SpecTek sales of semiconductor memory products supplied by MTI.

  On July 15, 1999, the Company and MTI entered into a non-binding Memorandum of Understanding (the "MOU") with respect to a possible extension of the Component Recovery Agreement through September 1, 2001. The MOU is subject to execution of definitive documents by the Company and MTI. Under the MOU, the Company's cost of components obtained from MTI would be based on a percentage of pre-tax net income generated from the sale of SpecTek products derived from such components. The MOU provides that the cost of components obtained from MTI would be negotiated on a quarterly basis, but in no event would the cost be

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations -- Continued
--------------------------
(Tabular amounts in thousands)


less than 50% of pre-tax net income. The maximum cost payable by the Company to MTI for components during fiscal 2000 would be as follows: first quarter, 50% of pre-tax net income; second quarter, 62.5% of pre-tax net income; third quarter, 75% of pre-tax net income; and fourth quarter, 87.5% of pre-tax net income. The cost to the Company of components obtained from MTI during fiscal 2001 is not subject to any maximum amount. There can be no assurance that the amounts payable by the Company to MTI for components as contemplated under the MOU would be more favorable than the maximum amounts stated in this paragraph. Any increase in cost of components in excess of the Company's costs under the current Component Recovery Agreement could have a material adverse effect on the Company's business and results of operations and cash flows.

  Under the MOU, at the commencement of the second quarter of fiscal 2000 the Company would have an option to require MTI to purchase all of the assets of SpecTek for a purchase price equal to net book value. At the commencement of fiscal 2001, MTI would have an option to require the Company to sell all of the assets of SpecTek under the same terms and conditions. Additionally, the Company would have an option to require MTI to purchase, and MTI would have the option to require the Company to sell, the assets of SpecTek at book value if MTI's ownership in the Company falls below 50% or if an unrelated third party acquires more than 30% of the Company. The sale of the assets of SpecTek to MTI could have a material adverse effect on the Company's business and results of operations and cash flows.

  As partial consideration for the Company's entering into the MOU, and subject to execution of subsequent definitive documents, MTI has agreed to sell to the Company its assets associated with MTI's Micron Internet Services business at MTI's book value.

  Historically, a substantial majority of the components used in the Company's SpecTek operation have been obtained under the Component Recovery Agreement. Many semiconductor manufacturers other than MTI are reluctant to sell nonstandard memory components because such components could compete with their full specification memory components for similar applications. In addition, some manufacturers are concerned that subsequent testing performed by a recovery operation could reveal proprietary data regarding manufacturing yields and processes. As a result, there can be no assurance that the Company would be able to able to negotiate future purchases of components on terms acceptable to the Company after expiration of the Component Recovery Agreement. The expiration of the Component Recovery Agreement, or the failure to execute definitive documents pursuant to the MOU, could have a material adverse effect on the Company's business and results of operations and cash flows. Additionally, the maximum cost to the Company to obtain components from MTI as contemplated under the MOU increases from quarter to quarter during the extended term and may be significantly higher than the historical costs, which could have a material adverse effect on the Company's business and results of operations and cash flows. See "Certain Factors--SpecTek Semiconductor Memory Products Operation."



Gross Margin


                                     Third Quarter                        Nine Months
                           -------------------------------    ---------------------------------
                              1999              1998              1999              1998
                           -------------------------------    ---------------------------------
                                     % of              % of              % of              % of
                            Amount  Sales     Amount  Sales     Amount  Sales     Amount  Sales
                           -------   ----    -------   ----   --------   ----   --------   ----
PC systems                 $43,922   15.5%   $61,183   19.3%  $142,906   14.7%  $113,799    9.6%
Contract manufacturing           -      -          -      -          -      -     17,598   12.4%
SpecTek memory products     17,496   38.8%     4,120   17.8%    50,722   37.7%    15,578   21.4%
                           -------           -------          --------          --------
Total gross margin         $61,418   18.7%   $65,303   19.2%  $193,628   17.5%  $146,975   10.5%
                           =======           =======          ========          ========

  Personal Computer Systems   Gross margin from the Company's PC operations was
15.5% in the third quarter of fiscal 1999 compared to 13.8% in the second quarter of fiscal 1999 and 19.3% in the third quarter of the fiscal 1998. PC gross margins in the third quarter of fiscal 1999 improved from the second quarter of fiscal 1999 primarily due to better product line management and reduced provisions for product returns based on declining return rates. During the third quarter of fiscal 1999, the Company settled two outstanding claims for alleged infringement for less than previously accrued, resulting in a $0.6 million benefit to cost of goods sold.

  Gross margin in the first nine months of fiscal 1998 was negatively impacted by a decline in average selling prices of the Company's notebook products. The Company's purchases of notebook products from third party suppliers had required

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations -- Continued
--------------------------
(Tabular amounts in thousands)


volume and price commitments with long lead times. During the first and second quarters of fiscal 1998, the Company entered into arrangements to purchase notebook products at committed prices. As a result of the decline in industry-wide pricing for notebook products, the Company's selling prices for notebook products in the second quarter of fiscal 1998 declined to a level significantly below the Company's cost. As a result, the Company realized significant losses on notebook products sold during the second quarter of fiscal 1998 and wrote down the value of inventories by $25.3 million to their current market value. Average selling prices for notebook products in the third quarter of fiscal 1998 were higher than the prices anticipated in the write-down of such products in the second quarter of fiscal 1998. As a result, the gross margin percentage realized on $48 million of sales of these notebook products in the third quarter of fiscal 1998 was approximately 34%, thereby having favorable effects on the Company's gross margin and net income for the quarter. The Company's gross margin on PC systems other than these notebooks was approximately 17% of applicable net sales in the third quarter of fiscal 1998. In addition, the first nine months of fiscal 1998 was adversely affected by losses of approximately $9.9 million realized from disposition of excess PC component inventories.

  The Company expects to continue experiencing significant gross margin pressure on sales of its PC systems as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices. In addition, the Company's gross margin percentage will continue to depend in large part on its ability to effectively forecast demand and manage its inventories of PC components. See ''Certain Factors--Personal Computer Systems-- Competition'' and ''Certain Factors--Personal Computer Systems--Inventory Management.''

  SpecTek Semiconductor Memory Products   The gross margin realized by the
Company's SpecTek semiconductor memory products operation was higher in the third quarter and first nine months of fiscal 1999 compared to the third quarter and first nine months of fiscal 1998 due to lower costs of components and an increase in the amount of product produced. The Company has experienced significant volatility in selling prices and expects average selling prices for its SpecTek semiconductor memory products to continue to exhibit significant volatility. As a result, the gross margin for the Company's SpecTek semiconductor memory products operation could decline and adversely affect the Company's business and results of operations and cash flows. Additionally, under the MOU with respect to the possible extension of the Component Recovery Agreement, the maximum cost to the Company to obtain components from MTI increases from quarter to quarter during the extended term and may be significantly higher than historical costs, which could have a material adverse effect on the Company's results of operations, including gross margin. See "Certain Factors--SpecTek Semiconductor Memory Products Operation--Pricing of Semiconductor Memory Products."

Selling, General and Administrative
                                                  Third Quarter                         Nine Months
                                       ----------------------------------   -----------------------------------
                                         1999        Change         1998      1999        Change        1998
                                       ----------------------------------   -----------------------------------
Selling, general and administrative    $53,765           (15.0%)  $63,259   $162,312         (28.6%)  $227,455
as a % of net sales                       16.4%                      18.6%      14.7%                     16.3%

  Selling, general and administrative expenses for the third quarter of fiscal 1999 were $53.8 million versus $56.2 million in the second quarter of fiscal 1999 and $63.3 million in the third quarter of fiscal 1998. The decrease in the third quarter of fiscal 1999 from the second quarter of fiscal 1999 is primarily due to reduced reliance on the consumer business and the restructuring of its direct business model through utilization of the Internet, which has reduced variable transaction expenses such as telephone and service and support costs. In addition, there was a reduction of operating costs from the Japanese operation, which was closed in the second fiscal quarter of 1999 and a benefit in the third quarter of fiscal 1999 of $0.6 million related to legal claims. These cost reductions were partially offset by increased marketing and advertising costs. Selling, general and administrative expenses during the third quarter and first nine months of fiscal 1999 compared to the corresponding periods in 1998 were significantly lower due to reduced levels of marketing and advertising, personnel, technical and professional fees and reduced costs associated with consolidation of the Company's Japan operations. The nine months of fiscal 1998 also includes those costs related to MCMS, which was sold on February 26, 1998.

Research and Development
                                    Third Quarter               Nine Months
                            --------------------------    ----------------------------
                             1999    Change    1998       1999    Change       1998
                            --------------------------    ----------------------------
Research and development    $ 419    (70.5%)  $1,419     $2,998   (65.8%)       $8,760
as a % of net sales           0.1%               0.4%               0.3%           0.6%

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations -- Continued
--------------------------
(Tabular amounts in thousands)


  Research and development expenses were higher in the third quarter and the first nine months of fiscal 1998 compared to the third quarter and first nine months of fiscal 1999 primarily as a result of the development activities associated with the Company's NetFRAME enterprise server operation. These activities were discontinued after the second quarter of fiscal 1998.

Other expense (income), net

                                        Third Quarter                 Nine Months
                                    ----------------------       ---------------------
                                    1999  Change     1998        1999   Change   1998
                                    ----------------------       ---------------------
Other expense (income), net          -   (100.0%)  (4,431)      $3,906  (76.4%) $16,572


  Other expense in the first nine months of fiscal 1999 included $3.9 million associated with the Company's closure and consolidation of its Micron
Electronics Japan operation into its Nampa operations.   The charge includes
those costs associated with employee payroll and severance of $1.5 million for approximately 45 employees, fixed asset write-downs of $0.7 million, lease obligations of $0.6 million, pre-committed advertising of $0.2 million, incremental future service costs of $0.2 million and $0.7 million for other closure related costs. The Company has a remaining liability of $0.6 million for vendor claim contingencies, fixed asset write-downs, and other related closure costs which has been included in accounts payable and accrued expenses, as of June 3, 1999. The Company anticipates that all remaining liabilities will be settled by September 2, 1999.

  During the third quarter of fiscal 1998, the Company recognized a one-time benefit resulting from a net rebate of $4.4 million, before taxes, associated with a change of providers of on-site service contracts for the Company's domestic desktop installed base.

  Other expense, net in the first nine months of fiscal 1998 included $13.0 million of costs associated with the Company's actions to realign its PC operations to concentrate on its core markets and customers. Such actions include the consolidation of the Company's domestic and international PC operations and the reduction of 10% of its workforce, or approximately 450 employees, from generally all areas of the Company. The realignment costs were composed of $6.7 million associated with employee termination benefits, $1.8 million for the write-down of equipment and leasehold improvements, $1.0 million in estimated costs for claims related to the realignment, $0.7 million in aggregate costs associated with vacating a leased facility in Milpitas, California, two international sales offices and an outlet store in Minneapolis, Minnesota, $0.6 million for the write-off of current technologies and $0.3 million for the write-off other intangible assets (consisting of customer lists, trade names, workforce and distribution and other contracts) associated with the
Company's NetFRAME enterprise servers.   In the fourth quarter of fiscal 1998,
the actions related to this realignment were substantially complete and the estimated costs were reduced by $1.9 million.

  During the first nine months of fiscal 1998, the Company wrote-off costs totaling $5.2 million associated with abandoned internal use enterprise software development projects. The software included an on-line order entry system, an on-line order configuration tool and part of a material requirements planning package. The software was abandoned after the Company concluded such software
lacked the functionality desired by the Company.   The Company also wrote off
various fixed assets, with a remaining book value of $1.6 million, which no longer were to be used in the Company's operations during the first nine months of fiscal 1998.

Income Tax Provision

                                    Third Quarter                Nine Months
                              --------------------------   -----------------------
                                 1999  Change    1998       1999    Change    1998
                              --------------------------   -----------------------

Income tax provision           $3,776   2.5%    $3,871    $13,686  (50.4%)  $27,578


  The annual effective tax rate was revised in the third quarter of fiscal 1999 resulting in an effective tax rate of 35.1% and 37.5% for the third quarter and first nine months of fiscal 1999, respectively. The decrease is principally due to benefits received from the Company's investments in tax-exempt securities and sales through its wholly-owned foreign sales corporation. The provision for income taxes for the third quarter and first nine months of fiscal 1998 reflects the Company's effective tax rate of 39.5%, principally the federal statutory rate and the net effect of state taxes, plus $4.1 million for the write-off of a deferred tax asset relating to the Company's consolidation of its NetFRAME enterprise server operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Result
------------------------------------------------------------------------------
of Operations -- Continued
--------------------------
(Tabular amounts in thousands)


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

Liquidity and Capital Resources

  As of June 3, 1999, the Company had cash, cash equivalents and liquid investments of $363.3 million, representing an increase of $5.5 million compared
to September 3, 1998.   Principal sources of liquidity in the first nine months
of fiscal 1999 were cash flows from operations of $58.6 million and issuance of common stock of $4.0 million pursuant to the exercise of options under the Company's 1995 Stock Option Plan and Employee Stock Purchase Plan. Principal uses of cash in the first nine months of fiscal 1999 were property, plant and equipment expenditures of $41.2 million primarily for expansion and capacity improvements of the Company's manufacturing operations and repayment of debt of $16.1 million.

  The Company has an unsecured credit agreement, expiring June 2001, with a group of financial institutions providing for borrowings totaling $100.0 million. As of June 3, 1999, the Company was eligible to borrow the full amount under the agreement, but had no borrowings outstanding. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company.

  The Company's wholly-owned subsidiary, Micron Electronics Japan K.K., had an unsecured revolving credit facility with a financial institution. The outstanding borrowings under this facility were fully repaid during the second fiscal quarter of 1999 and the revolving credit facility was cancelled.

  On October 11, 1996, the Company filed a registration statement with the Securities and Exchange Commission allowing for the issuance from time to time by the Company of debt and/or equity securities with a value of up to $75.0 million, of which $51.0 million has been issued.

  At June 3, 1999, the Company had commitments of $13.9 million for capital expenditures for expansion and upgrade of facilities and equipment. The Company anticipates making capital expenditures in fiscal 1999 in excess of $50 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations -- Continued
--------------------------
(Tabular amounts in thousands)


  The Company expects that its future working capital requirements will continue to increase. The Company believes that currently available cash and cash equivalents, liquid investments, cash flows from operations, the Company's current credit facilities and equipment financings will be sufficient to fund its operations for the next twelve months.

Recently Issued Accounting Pronouncements

  Recently issued accounting standards include Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information," issued by the FASB in June 1997 and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," issued by the FASB in June 1998.

  SFAS No. 131 requires public companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision-maker. Implementation of SFAS No. 131 is required for the Company's fiscal year end 1999.

  SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked-to-market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. Implementation of SFAS No. 133 is required for the Company by the first quarter of 2000. The Company is currently evaluating the effect SFAS 133 will have on its future results of operations and financial position.

Subsequent Event

  On July 6, 1999, the Company announced it executed a non-binding letter of intent to acquire NETLimited, Inc., d/b/a HostPro, an Internet content and applications hosting company. If the transaction is consummated, the Company will acquire all of the outstanding stock of HostPro. The transaction is subject to execution of a definitive agreement and approval by the Company's board of directors. The non-binding letter of intent contemplates that a definitive agreement will be executed on or before July 31, 1999, when the letter of intent expires.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations -- Continued
--------------------------
(Tabular amounts in thousands)


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

  The Company competes with a number of PC manufacturers, which sell their products primarily through direct channels, including Dell Computer, Corp. and Gateway 2000, Inc. The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, NEC Corporation and Toshiba Corporation among others. Several of these manufacturers, which have traditionally sold their products through national and regional distributors, dealers and value added resellers and retail stores, now sell their products through the direct channel. In addition, the Company expects to face increased competition in the U.S. direct sales market from foreign PC suppliers and from foreign and domestic suppliers of PC products that decide to implement, or devote additional resources to, a direct sales strategy. In order to gain an increased share of the United States PC direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market or may have pricing strategies influenced by relative fluctuations in the U.S. dollar compared to other currencies.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations -- Continued
--------------------------
(Tabular amounts in thousands)


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

State Taxation

  During the third quarter of fiscal 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states. In association therewith, the Company is party to agreements with nearly all states which generally limit the liability of the Company, if any, for non-remittance of sales and use taxes prior to such agreements' effective dates. The Company has accrued a liability for the estimated settlement costs of issues related to sales and use taxes not covered by such agreements. Management believes the resolution of any matters relating to the non-remittance of sales and use taxes will not materially affect the Company's business, results of operations or cashflows.

SpecTek Semiconductor Memory Products Operation

Component Recovery Agreement with MTI

  The Company has a Component Recovery Agreement with MTI (as amended, the "Component Recovery Agreement") which expires September 2, 1999. Additionally, the Component Recovery Agreement may be terminated by MTI in the event that MTI's ownership of the Company falls below 30%. Under the Component Recovery Agreement, MTI is required to deliver to the Company all of the nonstandard memory components produced at MTI's semiconductor manufacturing operations. The Company's cost of such components generally is determined as one-half of the pre-tax net income generated from the Company's SpecTek sales of semiconductor memory products supplied by MTI.

  On July 15, 1999, the Company and MTI entered into a non-binding Memorandum of Understanding (the "MOU") with respect to a possible extension of the Component Recovery Agreement through September 1, 2001. The MOU is subject to execution of definitive documents by the Company and MTI. Under the MOU, the Company's cost of components obtained from MTI would be based on a percentage of pre-tax net income generated from the sale of SpecTek products derived from such components. The MOU provides that the cost of components obtained from MTI would be negotiated on a quarterly basis, but in no event would the cost be less than 50% of pre-tax net income. The maximum cost payable by the Company to MTI for components during fiscal 2000 would be as follows: first quarter, 50% of pre-tax net income; second quarter, 62.5% of pre-tax net income; third quarter, 75% of pre-tax net income; and fourth quarter, 87.5% of pre-tax net income. The cost to the Company of components obtained from MTI during fiscal 2001 is not
subject to any maximum amount.   There can be no assurance that the amounts
payable by the Company to MTI for components as contemplated under the MOU would be more favorable than the maximum amounts stated in this paragraph. Any increase in cost of components in excess of the Company's costs under the current Component Recovery Agreement could have a material adverse effect on the Company's business and results of operations and cash flows.

  Under the MOU, at the commencement of the second quarter of fiscal 2000 the Company would have an option to require MTI to purchase all of the assets of SpecTek for a purchase price equal to net book value. At the commencement of fiscal 2001, MTI would have an option to require the Company to sell all of the assets of SpecTek under the same terms and conditions. Additionally, the Company would have an option to require MTI to purchase, and MTI would have the option to require the Company to sell, the assets of SpecTek at book value if MTI's ownership in the Company falls below 50% or if an unrelated third party acquires more than 30% of the Company. The sale of the assets of SpecTek to MTI could have a material adverse effect on the Company's business and results of operations and cash flows.

  As partial consideration for the Company's entering into the MOU, and subject to execution of subsequent definitive documents, MTI has agreed to sell to the Company its assets associated with MTI's Micron Internet Services business at MTI's book value.

  Historically, a substantial majority of the components used in the Company's SpecTek operation have been obtained under the Component Recovery Agreement. Many semiconductor manufacturers other than MTI are reluctant to sell nonstandard memory components because such components could compete with their full specification memory components for similar applications. In addition, some manufacturers are concerned that subsequent testing performed by a recovery operation could reveal proprietary data regarding manufacturing yields and processes. As a result, there can be no assurance that the Company would be able to able to negotiate future purchases of components on terms acceptable to the Company after expiration of the Component Recovery Agreement. The expiration of the Component Recovery Agreement, or the failure to execute definitive documents pursuant to the MOU, could have a material adverse effect on the Company's business and results of operations and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations -- Continued
--------------------------
(Tabular amounts in thousands)


Additionally, the maximum cost to the Company to obtain components from MTI as contemplated under the MOU increases from quarter to quarter during the extended term and may be significantly higher than the historical costs, which could have a material adverse effect on the Company's business and results of operations and cash flows.

Pricing of Semiconductor Memory Products

  Pricing for the Company's SpecTek semiconductor memory products fluctuates, to a large degree, based on industry-wide pricing for semiconductor memory products. Historically, the Company has experienced significant declines in the average selling prices of its SpecTek semiconductor memory products as industry-wide average selling prices for full specification semiconductor memory products experienced sharp declines. The Company believes that such declines in average selling prices of semiconductor memory products were due primarily to changes in the balance of supply and demand for these commodity products and changes in relative weakness or strength of certain currencies, and the Company is unable to predict the impact of semiconductor memory product market dynamics in future periods. Due to increased market risk associated with holding purchased memory components in inventory, the Company has experienced in the past, and may experience in the future, losses from write-downs of memory component inventories in periods of declining prices. Further declines in pricing for semiconductor memory products would likely result in declines in average selling prices of the Company's SpecTek semiconductor memory products, which could have a material adverse effect on the Company's business and results of operations and cash flows.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations -- Continued
--------------------------
(Tabular amounts in thousands)


  Generally, the Company's Year 2000 compliance program with respect to its internal IT and non-IT systems consists of the following phases: (a) inventory - the identification of systems which may be impacted; (b) assessment - the review of identified systems for Year 2000 compliance; (c) remediation - the implementation of corrective action and, if need be, the execution of contingency plans; and (d) quality assurance testing - the verification of Year 2000 compliance. With respect to IT systems, the Company believes, as of the end of the third quarter of fiscal 1999, that the inventory, assessment, and remediation phases are essentially complete, and quality assurance testing is approximately 25% complete. With respect to non-IT systems, the inventory and assessment phases are essentially complete and the remediation phase is approximately 90% complete. The Company estimates August 31, 1999 for completion of remediation of its mission critical IT and non-IT systems, with the remainder of calendar 1999 to be used for resolution of any unforeseen difficulties and quality assurance testing.

  The Company has developed a process with respect to its assessment of Year 2000 readiness of third parties with whom the Company has significant business relationships. The Company is focusing its efforts on the business relationships most critical to its manufacturing operations, customer service and other core business processes, including key suppliers, vendors, financial institutions and utility and transportation providers. The process generally involves the following phases: (a) initial supplier survey; (b) risk assessment;
(c) follow-up supplier review where necessary; and (d) contingency planning where relevant. As of the end of the third quarter of fiscal 1999, the Company had received formal responses from most of its critical third party providers. Most of such providers indicated that they expect to address Year 2000 issues in a timely manner. Risk assessments with respect to third party providers were approximately 95 percent complete as of the end of the third quarter of fiscal 1999, and it is anticipated that risk assessment with respect to all mission critical third party providers will be completed within the fourth quarter of fiscal 1999. Based on the results of the risk assessments, follow-up review of the third party providers, including possible on-site reviews, may be performed. Third party suppliers that fail to meet the Company's requirements with respect to Year 2000 issues may be replaced with other suppliers.

  All Micron-branded hardware products support the Year 2000 date and calculations. All Micron-branded hardware products shipped since August 26, 1996 have BIOS clocks that will automatically roll over to "2000" after December 31, 1999. Additionally, the Company has made available software utilities that will cause earlier Micron-branded hardware products to have BIOS clocks that will recognize the century change. All NetFRAME-branded server products shipped since March 1995 are either NSTL certified as Year 2000 compliant or self-certified as having Real Time Clock chips and BIOS that will process date data correctly on and after January 1, 2000. The Company has a Web-site dedicated to communicating Year 2000 issues to its customers.

Cost to Address Year 2000 Issues

  The estimated costs of the Company's Year 2000 readiness programs with respect to internal IT and non-IT systems and third party providers are not expected to be material to the Company's financial position or results or operations. As of the end of the third quarter of fiscal 1999, the Company had incurred aggregate incremental costs of $2.0 million related to such readiness programs. The total additional cost to complete such programs is estimated at $0.5 million to $1.5 million. These estimated costs do not include costs related to the potential failure of key suppliers to timely address Year 2000 issues, potential costs related to any customer or other product liability claims or the cost of internal software and hardware replaced in the ordinary course of business. The incremental and estimated costs include allocated costs of the Company's information technology organization incurred in connection with Year 2000 compliance projects. All estimates are based on currently known circumstances and various assumptions regarding future events, and actual costs could differ materially from the estimates.

  The Company believes that it has no obligation for any costs incurred by its customers to address Year 2000 issues. However, the Company recognizes the potential for claims against it and other manufacturers arising from products which may not support the century change, and there can be no assurance that such claims would not have a material adverse effect on the Company's business or results of operations, financial condition or cash flows. On October 26, 1998, the Company was sued in state court in Canyon County, Idaho, by Hannah Films, Inc., on behalf of itself and on behalf of an unidentified and uncertified class of plaintiffs alleging fraud, breach of implied warranty of merchantability, violation of the Magnuson-Moss Consumer Protection Act, and violation of the Idaho Consumer Protection Act arising out of the Year 2000 status of a personal computer sold by the Company to Hannah Films, Inc. in October 1995. In May 1999, the case was dismissed with prejudice. The plaintiff has filed a notice of appeal. While there can be no assurance as to the ultimate disposition of the case, the Company does not currently believe that the resolution of this matter will have a material adverse effect on the Company's business or results of operations, financial condition or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations -- Continued
--------------------------
(Tabular amounts in thousands)


Year 2000 Contingency Plans

  The Company's contingency plan generally contemplates replacement or alternative sources of those goods and services necessary to the Company's manufacturing and business operations. Should those necessary goods and services become unavailable due to a supplier's failure to achieve Year 2000 readiness, the Company will review, and where appropriate, modify existing
contingency plans to address specific Year 2000 issues as they arise.   During
the third quarter of fiscal 1999, the Company's Year 2000 project team advised the Company's management of critical third-party providers which, based on information received, have not yet offered full assurance of Year 2000 compliance. The Company expects that development of contingency plans will continue through calendar 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations -- Continued
--------------------------
(Tabular amounts in thousands)


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

MTI Ownership of Common Stock of the Company

  As of June 3, 1999, MTI owned 63% of the Company's outstanding common stock. In addition, two of the four directors of the Company are also directors of MTI, including Steven R. Appleton, Chairman and Chief Executive Officer of MTI. So long as MTI continues to own a majority of the outstanding common stock of the Company, MTI will have the ability to control the outcome of matters requiring shareholder approval, including the election of directors, and generally will have the ability to control the management and certain financial and other affairs of the Company. Termination or modification of certain of the Company's arrangements with MTI resulting in terms less favorable to the Company could adversely affect the Company's business and results of operations. In the event that MTI's ownership of the Company were to decrease below certain levels, certain arrangements may be terminated by MTI, which could have a material adverse effect on the Company's business and results of operations and cashflows. See "Intellectual Property Matters" and "SpecTek Semiconductor Memory Products Operation--Dependence on Component Recovery Agreement with MTI."

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations -- Continued
--------------------------
(Tabular amounts in thousands)


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------


  Substantially all of the Company's liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. However, as of June 3, 1999, approximately 50% of the Company's liquid investments mature within three months and the remainder within one year. As of June 3, 1999, the Company believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values and has the ability and intent to hold these instruments to maturity. As result, the Company believes that the market risk arising from its holdings of financial instruments is minimal.

  The Company uses the U.S. Dollar as its functional currency, except for its operations in Japan, which have been consolidated into its Nampa, Idaho operations. The assets and liabilities of the Company's Japanese operations are translated into U.S. Dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate transaction gains and losses included in the determination of net income have not been material.

                          PART II.  OTHER INFORMATION


Item 5.  Other Information
--------------------------

  None.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  (a)  The following are filed as a part of this report:

  Exhibit     Description
  -------     -----------

   10.63      Employment Offer, dated March 17, 1999 to Jill D. Smith (1)
   10.64      Employment, Severance, and Noncompete Agreement, dated March 22,
              1999, between the Company and Jill D. Smith
   27         Financial Data Schedule


      (1) Confidential treatment has been requested for certain portions of this document. Such portions have been redacted and marked with a double XX. The non-redacted version of this document has been sent to the Securities and Exchange Commission pursuant to an application for confidential treatment.

  (b)  Reports on Form 8-K:

On April 15, 1999, the Company filed a report on Form 8-K which announced the appointment of Robert Lee as a director.

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


                              MICRON ELECTRONICS, INC.
                              -------------------------------------------------
                              (Registrant)


Dated:  July 19, 1999
                              /s/  James R. Stewart
                              -------------------------------------------------
                              James R. Stewart, Senior Vice President Finance Chief Financial Officer (Principal Financial and Accounting Officer)