Form 10-K
period 1999-09-02
MICRON ELECTRONICS INC
filed 1999-10-22
CIK 854460

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 2, 1999

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

                                (208) 898-3434
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share
                     Registered on The Nasdaq Stock Market

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 1, 1999 was $367 million.

   The number of outstanding shares of the registrant's Common Stock on October 1, 1999 was 96,282,424.


                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the registrant's 1999 Annual Meeting of Shareholders, to be held on November 22, 1999, are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

PART I

ITEM 1.  BUSINESS

   Statements contained in this Form 10-K that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors" and in other Company filings with the Securities and Exchange Commission.

GENERAL

   Micron Electronics, Inc. and its subsidiaries (hereinafter referred to collectively as "Micron" or the "Company") is the third largest provider of personal computers sold through the direct channel. The Company develops, manufactures, markets and supports electronic products for a broad range of computing and digital applications. The Company custom builds a wide variety of notebook and desktop PC systems ("PC Systems") and servers for its core customers in consumer, commercial and government sectors. The Company's SpecTek semiconductor memory products operation ("SpecTek Operations") recovers memory components for specific applications. The Company is majority owned by Micron Technology, Inc. ("MTI").

   During fiscal 1999, the Company acquired two businesses, which expanded its ability to provide Internet services to its customers. On August 2, 1999, the Company acquired 100% of the outstanding stock of NetLimited, Inc. (d.b.a. "HostPro"), a web and applications hosting provider. On September 2, 1999, the Company acquired the property and equipment of Micron Internet Services ("MIS"), formerly a division of MTI, a provider of dedicated, nationwide dial-up and broadband Internet access, virtual private network solutions, and e-commerce services.

   The Company's technology and service oriented background, combined with a focus on performance, is the basis for providing maximum value to its customers. The Company is recognized by independent authorities for setting industry standards for leading-edge technology in computers and components. The Company also regularly receives recognition and wins awards from industry publications for its responsive, accommodating customer service and technical support

   The Company was formed through the April 7, 1995 merger of three businesses:
Micron Computer, Inc., Micron Custom Manufacturing Services, Inc., ("MCMS") and ZEOS International, Ltd.

PERSONAL COMPUTER SYSTEMS AND SERVICES

Products and Services
---------------------

   The Company's PC Systems segment develops, markets, manufactures, sells and supports a wide range of high performance desktop and notebook PC systems and network servers under the Micron and NetFRAME brand names and sells, resells, and supports a variety of additional peripherals, software and services. The Company's PC systems use microprocessors manufactured by Intel Corporation ("Intel") and are assembled to order with differing memory and storage configurations as well as various operating systems and application software. The PC Systems segment also offers under the Micron e-Additions brand name a variety of hardware components and peripherals with its PC systems and network servers, including monitors, modems, graphics cards, accelerators, CD-ROM and DVD drives. In addition, the Company offers numerous hardware services and e-Services, many through third party service providers, including technical support available 24 hours a day, seven days a week, 365 days per year ("24/7/365"), on-site support, web and applications hosting, and Internet access.

  Desktops and Managed PCs

   Millennia. Targeted for technology-savvy consumers and "driven" users in business and government, the Millennia line of PC systems has been the Company's best-selling product in recent periods. The Millennia Max Premium, the latest generation Millennia, is powered by Intel's Pentium III microprocessor and latest chipset and includes an award-winning graphics card with 16 or 32 MB memory, a 66-bit ATA hard drive controller supporting burst mode data transfers of 66 MBps and standard storage capacity of 20 GB up to 34 GB, and a 8x/40x DVD-ROM drive. The Millennia Max Premium can be configured with up to 768 MB 100Mhz SDRAM. The Company's additional Millennia products can be configured utilizing the Company's Mid-Size Tower or MicroTower case, designed for cost savings while maintaining power and performance. The Millennia products are also available in configurations utilizing the new Intel Celeron processor with 128 Kb cache onboard for cost-effective computing without compromising performance.

   ClientPro. The ClientPro is the Company's scalable and affordable line of managed PC's designed as a network solution for businesses demanding computing stability and performance. The Company's ClientPro line can be configured with Intel's latest Pentium III or Celeron microprocessors and is available in our serviceable MicroTower convertible desktop/mini-tower or the Company's new Mid-Size Tower cases. Utilizing advanced network manageability, self-healing and back-up utilities, and on-line end-user training, ClientPro managed PCs are an exceptional business desktop solution that help lower total cost of ownership.

  Notebooks

   TransPort Trek2. The Micron TransPort Trek2 ("Trek2") is designed for affordable desktop-like performance for business applications. The Trek2 incorporates the Intel mobile AGP 333 Mhz, 366 Mhz or 400 Mhz Pentium II microprocessor with 256 Kb of L2 cache. The Trek2 also can be configured with the Intel mobile Celeron 400 processor with 12Kb of L2 cache. The Trek2 is standard with 32MB of memory and is expandable to 256 MB of 66 Mhz SDRAM. The Trek2 includes either a 12.1" or 14.1" SVGA display, multiple media bays, 24X CD-ROM, two Universal Serial Bus interfaces, TV-out port, audio line-in and line-out and microphone-in and headphone jack. The Trek2 uses a smart Lithium Ion battery capable of providing up to three hours of operating time.

   Transport NX. The Micron TransPort NX is designed for ultimate desktop-like performance for small business and Small-Office-Home-Office ("SOHO") applications. The Micron TransPort NX incorporates the Intel mobile AGP 333 Mhz, 366 Mhz or 400 Mhz Pentium II microprocessor with 256Kb of L2 cache. The NX is standard with 64 MB of memory and is expandable to 384MB of 66 Mhz SDRAM.
The NX utilizes a 15.0" XGA bright display, 2 multiple media bays which can accommodate a 24X CD-ROM, DVD, 3.5" floppy, LS120 superdisk, Iomega ZIP, 2nd battery, or 2nd HDD. It also has two Universal Serial Bus interfaces, TV-out port, video-in port, audio line-in and line-out and microphone in and headphone jack. The NX utilizes the largest capacity hard drives available with 14GB per drive available now, and 25GB per drive available in November of 1999. The NX uses a smart Lithium Ion battery, averaging three hours of battery life.

  Servers

   NetFRAME 2100 and 3100. The Company's entry-level NetFRAME 2100 series and mid-level NetFRAME 3100 series workgroup servers are cost-effective server solutions specifically designed for small to medium sized businesses and for decentralized remote locations and departments. The 2100 and 3100 servers feature Intel Pentium III microprocessors in a range of configurations that include single or dual 450 Mhz to 600 Mhz processors, remote server management functionality, ECC SDRAM, and five expansion slots. The NetFRAME 3100 can accept up to five hot-swappable hard drives and the NetFRAME 2100 can accept up to six 68-pin hard drives.

   NetFRAME 5200 and 6200. The Company's NetFRAME 5200 and 6200 series servers are a reliable, affordable high-end solution built on the latest Intel processor technology. The NetFRAME 5200 is a flexible server solution for typical business applications such as web Internet/Intranet, print/file, or groupware applications with support for dual Pentium III Xeon processors. For the more processor intensive applications, the NetFRAME 6200 offers maximum performance and can support four Intel 550 Mhz Pentium III Xeon processors with a robust 2 MB level-2 cache and can be configured with 4 GB of ECC EDO DRAM and a 100 MHz Front Side Bus. For maximum uptime, the NetFRAME 6200 server comes with six one-inch SCA hot-swappable Ultra-2 Wide LVDS hard drives allowing 54 GB maximum hard drive space. The NetFRAME 6200 server is fully wired to support a RAID card that can utilize two on-board SCSI chips. The NetFRAME 6200 server ships standard with Intel's LANDesk Server Manager, overseeing all of the server's hardware instrumentation including voltage monitoring, fan tachometer, thermal monitoring and chassis intrusion. In addition, LANDesk controls all event and alerting capabilities including automatic server recovery, paging, e-mail and system reboot.

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

   NetFRAME 9200. The Company's NetFRAME 9200 series servers are designed for environments where maximum uptime and performance are critical. The NetFRAME 9200 takes availability and uptime to the next level through the use of hot-swap boot hard drives, hot-swap fans and power supplies, and hot plug-ready PCI slots. The remainder of the data storage is external to the system chassis and is satisfied with the Micron DataFRAME 450 (DF450) hot-plug storage array. The NetFRAME 9200 supports very high levels of network and disk traffic by employing a triple pier PCI bus architecture, which features one fully dedicated 64-bit PCI bus and slots. The NetFRAME 9200 is designed to be incorporated into a rack configuration, which is typical in the enterprise application space. The NetFRAME 9200's data storage is external to the system chassis and is satisfied with the Micron DataFRAME 450 (DF450) hot-plug storage array or 3rd party network attached storage devices. Configurations of the NetFRAME 9200 start with a single Pentium III Xeon 550MHz processor with 512Kb of level 2 cache and range up to an extremely powerful Quad processor Pentium III Xeon with as much as 2 Megabytes of level 2 cache for maximum application transaction performance.

  Hardware Services

   MServices. The Company's MServices program is a portfolio of enhanced support and professional services enabling customers to plan, implement, support, and manage information technology. Partnered with industry leader Unisys and other third party providers to co-design and deliver MServices, these services work as an extension of your business to deliver on the promise of hassle-free computing. Through these programs, the Company's customers and business partners can receive, from Micron, Unisys or other third parties, various levels of standard and customized support services including extended on-site service for one to five years, 24-hour toll-free telephone support in the U.S., and one business day turnaround for support via e-mail. In addition, many of the Company's server products can be purchased with on-site Unisys support ranging from one to five years and with as fast as four-hour response time for business critical server applications. Specialized network operating system support and optional incident resolutions for Novell IntranetWare, or Microsoft Windows NT Server software are available 24/7/365.

   Micron's technical support and customer service representatives respond to a variety of inquiries from customers, including questions concerning the Company's product offerings, customer order status and post-installation hardware and software issues. Many customer inquiries are resolved over the telephone without the need to repair or replace system components. When repairs are necessary, the Company may ship a replacement part or system and advise customers via telephone regarding installation, or a customer may elect to ship a system directly to the Company for repair. Technical support services are also provided through the Company's home page on the Internet. These services enable a customer to access system-specific information and recent software updates for many of the software programs and drivers included with Micron PC systems. In addition, many Micron PC systems are sold with system diagnostic and repair software that has been optimized for the Company's products.

  E-Services

   Through MIS, the Company provides Internet access under the Net.Now! brand name, as well other related services:

   . Internet access is provided through a variety of dial-up Internet plans. The basic Internet plan is designed for the family, hobbyist or individual user and includes 150 hours of online service per month, 10MB of web hosting space, and four e-mail addresses. The basic Internet plan designed for small and medium-sized businesses provides web hosting services and a LAN connection with MIS's 25MB Domain.Pak!, 240 hours of online service per month, STMP mail relay services, and multiple e-mail addresses.

   . Small businesses package ("SBS.Pak!") supports Microsoft's BackOffice Small Business Server ("SBS"). SBS is designed for companies with 25 or fewer PCs. It eliminates the need for each PC desktop to have its own phone line, modem, and Internet account, which can amount to considerable savings to the customer. Back Office provides automated tools for network set-up and management as well as the online selection of MIS as the Internet provider.

   . High speed access ("DSL.Pak!") provides digital communications through existing analog phone lines with an "always on" connection called a Digital Subscriber Line (DSL). DSL is approximately nine times faster than a 28.8 modem.

HostPro offers web hosting services ranging from e-commerce solutions to the latest in multimedia technologies:

   . Database and Platforms. HostPro supports a wide range of databases including the low cost mySQL and the popular Access and enterprise-class MSSQL on the flexible UNIX and NT server platforms. HostPro also supports the latest in programming languages, such as Perl 5, Active Server Pages, C/C++, Cold Fusion 4.0, SSI (Server Side Includes), Java (Servlets & Applets), and Python, PHP 3.0. Mid-level hosting packages provided by HostPro fully support streaming content via RealMedia, as well as full shockwave and Flash support for a variety of multimedia solutions.

   . e-Commerce. HostPro provides turn-key e-commerce solutions for companies of all sizes who wish to sell products or services through the Internet. HostPro offers e-commerce capabilities through five unique packages. NETplus, NETbusiness, and NETpower provide solutions for networks operating on a UNIX server platform. NETpro and NETimpact operate on NT server platforms. HostPro utilizes SSL secure servers, which ensures that credit card and payment information is transmitted in an encrypted format.

      In addition, HostPro fully supports two different shopping cart programs which create a "virtual shopping environment" designed for e-commerce. These programs track products and prices, calculate order totals and shipping costs, and integrate with online payment processing services. Another e-commerce solution offered by HostPro is Payment Net Service, which is the industry's only single-source, automated, multi-payment, secure gateway that provides real-time on-line processing services for multiple payment media: credit cards, purchase cards, electronic checks and others. PaymentNet's multi-payment gateway supports critical business requirements facing Internet merchants including recurring billing, installment payments, delayed product shipment and immediate soft goods delivery.

   . Internet Search Engines. HostPro currently offers the Excite search engine. This engine is complimented by HostPro's Index Server search engine, Search Engine Submissions, Analog site statistics, and the Advance WebTrends hit statistics reporting. These features help simplify the task of searching through the Internet's vast library of web sites.

   Through Micron University ("Micron U"), the Company's customers receive access to on-line classes, seminars and tutorials. Micron U classes are hosted by Ziff Davis and use the ZDU web site. Micron U offers customers two ways to learn: either with others in online, instructor-led classes, or with self-study tutorials. While Micron U's classes are taught by professionals and industry experts, the learning takes place in a "virtual classroom" using a powerful, yet simple, threaded message board instead of a classroom.

  Parts and Upgrades

   The Company also offers an extensive array of peripherals and software to its customers through the Micron e-Additions program. The Company offers competitively priced printers, scanners, monitors, memory upgrades, storage devices, processor overdrives, modems, video cards and other multi-media peripheral manufactured by third parties. Customers can also purchase current software titles and a variety of networking hardware.

Manufacturing and Materials
----------------------------

   The Company's PC manufacturing process is designed to provide custom-configured products to its customers, and includes assembling components, loading software and testing each system prior to shipment. The Company's PC systems are generally assembled to order ("ATO") in its ISO 9001-certified manufacturing facility based on customer specifications. Most components are held by the Company's suppliers in a third-party logistics providers' warehouse and delivered as order flow demands.

   The Company's ATO manufacturing process promotes rapid inventory turnover and reduced inventory levels, while allowing the Company to efficiently manufacture customized computer systems. Desktop PC systems and servers are generally assembled in the Company's own manufacturing facility while notebook PC systems, designed and including feature sets defined by the Company, are procured as a "bare bones" sub assemblies from third-party suppliers and have several key components added within the Company's manufacturing facility prior to software download and testing. Following assembly, PC systems are powered up, loaded with software and subjected to certain diagnostic tests, including evaluation of each system's functionality and quality. Upon completion of the process, PC systems undergo a final inspection, after which the systems are packaged and shipped to customers.

   The Company focuses on providing PC systems that feature components and software incorporating the latest technological developments in the PC industry. The microprocessors used in the Company's PC systems are manufactured exclusively by Intel, and a significant portion of the random access memory ("RAM") used in Micron PC systems is supplied by MTI. The Company generally relies on MTI to supply the latest memory densities and configurations available. The Company also relies to a certain extent upon its suppliers' abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the PC industry. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors--PC Systems--Dependence on Key Sources of Supply."

Marketing and Sales
-------------------

   The Company's direct marketing approach is aimed toward PC users and companies who evaluate products based on performance, price, reliability, and service and support. The Company's customers are comprised primarily of consumers and commercial and public entities. The Company markets its PC systems primarily by strategically placing advertisements in personal computer trade publications, submitting its products for review and evaluation by these publications and advertising its products in certain newspapers and other publications and on its home page on the Internet. The Company also markets its PC systems through direct-mail campaigns and sells a limited number of PCs through its factory outlet store located in Idaho. The Company has conducted limited television advertising programs in the past, and anticipates additional television and radio advertising in selected markets. In addition, the Company sells its PC systems through strategic relationships with third parties having large government procurement contracts. Pricing and terms for such procurement contracts are generally subject to re-negotiation or termination by third parties and governmental entities. The Company's field sales force focuses primarily on soliciting and servicing the emerging "mid market" comprised of medium and small sized businesses, and on sales to public entities. Finally, the Company seeks the evaluation of its operation by external organizations in order to provide independent assurance of product reliability, customer service and support and business continuity for its commercial customers.

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

   Direct sales orders are received primarily via telephone, facsimile, on its home page on the Internet (www.micronpc.com) and through its direct sales force.
                           ----------------
Micron sales representatives assist customers in determining system configuration, compatibility and current pricing. Customers generally order systems configured with varying feature sets differentiated by microprocessor speed, hard drive capacity, amount of memory, monitor size and resolution and bundled software, as well as other features.

   The Company also applies the direct marketing approach for its e-Services offerings by advertising in traditional media trade publications focused on personal computing and the Internet, augmented with online marketing initiatives. While continuing to strengthen its newly-acquired subsidiaries' existing marketing programs for their targeted customer sectors, the Company is creating an integrated marketing scheme to align its e-Services brand strategy with that of its core PC systems business.

Product Warranties
------------------

   The Company believes that PC product warranties and technical support programs are key factors in achieving desired levels of customer satisfaction. The key elements of the Company's PC product warranties and service and support programs are as follows:

   Money Back Guarantee. Customers may generally return PC products purchased from the Company within a limited period of time after shipment. Specifically, consumer customers may return PC products within 15 days for a full refund of the purchase price, while commercial and government customers will receive a full refund if they return the product within 30 days.

   Micron Power Limited Warranty. Desktop and notebook PC systems and servers are generally sold with the Micron Power Limited Warranty, consisting of a five-year limited warranty on the microprocessor and main memory, a three-year limited warranty on the hardware and one year on-site service provided by a third party. The Micron Power Limited Warranty covers repair or replacement for defects in workmanship or materials.

Backlog
-------

   Levels of unfilled orders for PC systems fluctuate depending upon component availability, demand for certain products, the timing of large volume customer orders and the Company's production schedules. Customers frequently change delivery schedules and orders depending on market conditions and other reasons, and the Company generally allows the cancellation of unfilled orders without penalty any time prior to shipment. As of September 2, 1999, the Company had unfilled orders for PC systems of approximately $15.6 million compared to $22.0 million as of September 3, 1998. The Company anticipates that substantially all of the unfilled orders as of September 2, 1999, other than those subsequently canceled, will be shipped within 30 days. The Company believes that backlog is not indicative of actual sales of any succeeding period.

Competition
-----------

   The PC industry is highly competitive and has been characterized by intense pricing pressure, generally low gross margin percentages, rapid technological advances in hardware and software, frequent introduction of new products and declining component costs. Competition in the PC industry is based primarily upon brand name recognition, performance, price, reliability and service and support. The Company's sales of PC systems have historically benefited from increased name recognition and market acceptance of the Company's PC systems, primarily resulting from awards received from trade publications recognizing the price and performance characteristics of Micron brand PC systems and the Company's service and support functions. The Company competes with a number of PC manufacturers, which sell their products primarily through direct channels, including Dell Computer, Inc., and Gateway 2000, Inc.

   The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, NEC Corporation and Toshiba Corporation among others. Several of these manufacturers, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, and retail stores, now sell their products through the direct channel. In addition, the Company expects to face increased competition in the U.S. direct sales market from foreign PC suppliers and from foreign and domestic suppliers of PC products that decide to implement, or devote additional resources to, a direct sales strategy. In order to gain an increased share of the United States PC direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market or may have pricing strategies influenced by relative fluctuations in the U.S. dollar compared to other currencies. See "Certain Factors--PC Systems--Competition."

   The competitive environment for Internet offerings is similarly intense, with rapid technological change resulting in pricing pressure in the market for Internet access, and to a lesser extent, web hosting services.

SPECTEK OPERATIONS

Products
--------

   SpecTek Operations processes and markets various grades of memory products under the SpecTek brand name in either component or module form. Memory components are obtained from semiconductor memory manufacturers, tested and graded to their highest level of functionality. Higher-grade components meeting industry specifications are available for use in memory modules for computer systems. Certain lower grade components may be used in nonstandard memory modules or sold to strategic OEM customers for use in specific applications. By working closely with its customers to develop new applications utilizing its memory components, the Company is able to offer reliable low cost memory solutions and increase component and product compatibility.

   Effective September 2, 1999, the Company and MTI entered into an amended and restated Component Recovery Agreement (the "Component Recovery Agreement") which expires August 30, 2001, unless terminated earlier based on the provisions as described below. Under the Component Recovery Agreement, MTI is required to offer to the Company all of the nonstandard memory components produced at MTI's semiconductor operations. The Component Recovery Agreement provides that the cost of components obtained from MTI will be negotiated on a quarterly basis, but in no event will the cost be less than 50% of pre-tax net income. The maximum cost payable by the Company to MTI for components during fiscal 2000 will be as follows: first quarter, 50% of pre-tax net income; second quarter, 62.5% of pre-tax net income; third quarter, 75% of pre-tax net income; and fourth quarter, 87.5% of pre-tax net income. The cost to the Company for components obtained from MTI during fiscal 2001 is not subject to any maximum
amount.   There can be no assurance that the amounts payable by the Company to
MTI for components as contemplated under the Component Recovery Agreement would be more favorable than the maximum amounts stated in this paragraph. The quarter to quarter increase in maximum cost to the Company to obtain components from MTI under the Component Recovery Agreement could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

   The Component Recovery Agreement also provides that MTI will make commercially reasonable efforts to obtain for the Company nonstandard memory components produced by TECH Semiconductor Singapore Pte. Ltd. and KMT Semiconductor Limited, joint venture companies in which MTI is affiliated. The Company, MTI and the joint venture companies may agree to utilize a pricing matrix based on effective yields and worldwide average sales prices in order to establish prices for the components from the joint venture companies. In such case, the price paid by the Company for components from the joint ventures will be determined under the matrix, rather than as a percentage of pre-tax net income.

   Under the Component Recovery Agreement, at the commencement of the second quarter of fiscal 2000, the Company has an option to require MTI to purchase the property and equipment of SpecTek Operations for a purchase price equal to net book value. At the commencement of fiscal 2001, MTI has an option to require the Company to sell the property and equipment of SpecTek Operations under the same terms and conditions. Additionally, the Company has an option to require MTI to purchase, and MTI has the option to require the Company to sell, the assets of SpecTek Operations at book value if MTI's ownership in the Company falls below 50% or if an unrelated third party acquires more than 30% of the Company. The Component Recovery Agreement would terminate if MTI purchases the property and equipment of SpecTek Operations pursuant to the exercise of the above described options.

   Historically, during various reporting periods, SpecTek Operations has had a significant positive impact on the Company's results of operations and cash flows. The expiration of the Component Recovery Agreement, or the sale of the property and equipment of SpecTek Operations to MTI, could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. A substantial majority of the components used in SpecTek Operations were obtained from MTI under the former Component Recovery Agreement. In 1999, 1998 and 1997, SpecTek Operations obtained 82%, 75%, and 74%, respectively, of its components from MTI's semiconductor manufacturing facilities. Additionally, in fiscal 1999, the Company obtained approximately 17.7% of its components from MTI's joint venture affiliates. Many semiconductor manufacturers other than MTI are reluctant to sell nonstandard memory components because such components could compete with their full specification memory components for similar applications. In addition, some manufacturers are concerned that subsequent testing performed by a recovery operation could reveal proprietary data regarding manufacturing yields and processes. As a result, there can be no assurance that the Company would be able to negotiate future purchases of components on terms acceptable to the Company after expiration of the Component Recovery Agreement. See "Certain Factors--SpecTek Operations-- Dependence on Component Recovery Agreement with MTI."

Manufacturing and Materials
---------------------------

   SpecTek Operations requires a significant investment in sophisticated testing hardware and software and expertise in semiconductor memory products and manufacturing processes. The semiconductor memory manufacturing process involves a highly complex series of steps performed to create specific electronic features on silicon wafers. Recovery of memory components within the semiconductor manufacturing process is generally performed at two stages: the wafer probe stage and the test stage. The first test of electrical functionality in the semiconductor memory manufacturing process is performed at the wafer probe stage, where die not meeting certain functionality or performance characteristics are segregated while those die which potentially meet full performance specifications continue on in the manufacturing process to the assembly and test stages. Although a majority of the Company's memory components are identified by semiconductor memory manufacturers during the test function, the Company maintains personnel in MTI's semiconductor memory manufacturing facility to identify nonstandard die at the wafer probe stage which may qualify for recovery. Once identified as recoverable die in the wafer probe stage, the die are assembled and delivered to the Company for testing and grading.

   Upon delivery to the Company, memory components are grouped according to device and package type and staged for a specific sequence of electrical, environmental and mechanical tests identified for that group. The Company's test and product engineers develop the complex testing algorithms and procedures necessary to recover semiconductor memory components on a cost-effective basis. The Company's engineers also develop and implement proprietary software and hardware modifications to automate test and handling equipment. Test and product engineers develop burn-in testing procedures in order to increase assurance of reliability for devices being processed. Throughout the testing process, semiconductor memory components are graded in an effort to segregate less functional components and to minimize additional testing with respect to such components. The Company strives to maintain close working relationships between its engineering staff and its customers and modifies its test procedures and test specifications to ensure that memory components properly address customer performance requirements. Once all electrical and environmental testing is accomplished, the devices are subjected to automated and visual inspection to verify that the devices meet mechanical and cosmetic specifications relating to package, mark and device lead integrity.

Marketing and Sales
-------------------

   Effective September 2, 1999, the Company and Micron Semiconductor Products, Inc., ("MSP") a subsidiary of MTI, entered into an exclusive Sales Representative Agreement under which MSP will serve as exclusive sales representative for SpecTek Operations' memory products.

   Pricing for SpecTek Operations' memory products fluctuates, to a large degree, based on industry-wide pricing for semiconductor memory products. In recent years, the Company experienced significant declines in the average selling prices of its memory products as industry-wide average selling prices for full specification semiconductor memory products experienced a sharp decline. In recent months, the Company has experienced a significant increase in the average selling prices of its memory products. This is due to industry-wide increases in average selling prices for full specification memory components. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors-SpecTek Operations-Pricing of Semiconductor Memory Products."

Product Warranties
------------------

   The Company typically offers a one-year limited warranty on its SpecTek Operations' memory products. Longer warranties are generally offered only in special circumstances. Although the Company's historical warranty claims with respect to SpecTek Operations memory products have not been material, there can be no assurance that the Company will not experience significant future warranty claims with respect to these products.

Backlog
-------

   The SpecTek Operations' memory product customers generally do not order with long lead times, and orders are frequently placed with a provision to renegotiate price at or near the time of shipment. Therefore, the Company does not believe any backlog of orders for SpecTek Operations' memory products is firm or a reliable indication of actual sales for any succeeding period.

Competition
-----------

   The principal competitive factors in SpecTek Operations are access to sources of semiconductor memory components, testing capabilities, memory component prices and applications engineering. The price of nonstandard memory components is directly influenced by the price of full specification memory components. As higher density memory devices become more prevalent and error correction technologies and solutions improve, semiconductor memory manufacturers have sought ways to recover a portion of their manufacturing costs through recovery of nonstandard DRAM components. Certain manufacturers have established internal capabilities and independent companies are pursuing opportunities to recover, test and market nonstandard memory components. As more semiconductor memory manufacturers recover nonstandard memory components, the pressure on the remaining manufacturers may increase to develop similar programs, whether internal or external, in order to generate revenue from their nonstandard memory components. In addition to supplying nonstandard memory components to the market, in-house component recovery operations by other manufacturers eliminate a potential source of supply to the Company. Upon termination or expiration of the Component Recovery Agreement, MTI could purchase SpecTek Operations' property and equipment and develop its own component recovery operation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors-SpecTek Operations-Dependence on Component Recovery Agreement with MTI."

EXPORT SALES

   The Company's consolidated export sales totaled $173 million, $157 million and $143 million in fiscal 1999, 1998 and 1997, respectively. Export sales are denominated primarily in United States dollars.

INTELLECTUAL PROPERTY

   As of September 2, 1999, the Company owned approximately 109 issued U.S. patents and 2 foreign patents. In addition, the Company has 80 patent applications allowed and awaiting issuance and approximately 460 applications on file. The Company is the holder of a number of trademarks and registered trademarks and intends to continue to seek protections on its significant patentable technology and trademarks. It is common in the electronics industry for patent, trademark and other intellectual property rights claims to be asserted against companies, including component suppliers and PC manufacturers. Periodically, the Company is made aware that technology used by the Company may infringe on intellectual property rights held by others. The Company evaluates all such claims and, if necessary and appropriate, seeks to obtain licenses for the continued use of such technology. The Company has entered into several intellectual property licenses, and as a majority-owned subsidiary of MTI, is licensed under certain license agreements between MTI and third parties. The Company's rights under license agreements between MTI and third parties may terminate in the event that the Company is no longer a majority-owned subsidiary of MTI. Intellectual property license agreements generally require one-time or periodic royalty payments and are subject to expiration at various times. If the Company or its suppliers are unable to obtain licenses necessary to use intellectual property in their products or processes, the Company may be forced to market products without certain technological features or software, discontinue sales of certain of its products and/or defend legal actions taken against it relating to allegedly protected technology. See "Certain Factors-- General--Intellectual Property Matters."

RESEARCH AND DEVELOPMENT

   Research and development expenses for 1999, 1998 and 1997 were approximately $4.5 million, $10.1 million, and $9.6 million, respectively. Research and development expense in 1999 and 1997 included charges of $1.0 million and $3.9 million, respectively, for the write-off of purchased in-process research and development associated with the Company's acquisitions in the fourth quarter of fiscal 1999 and 1997 of HostPro and NetFRAME Systems Incorporated, respectively. See notes to consolidated financial statements.

   During the second quarter of fiscal 1999, the Company's advanced engineering group was discontinued. Prior to the second quarter of 1999, the Company's development efforts focused on core logic chip sets, motherboards, and PC BIOS development as well as product development of desktops, notebooks and servers. Currently the development efforts are primarily focused on desktop, notebook and server development and engineering on the next generation platforms.

   The Company licenses certain software programs from third party developers through a non-exclusive worldwide license. Such software is generally incorporated into software programs developed by the Company for use in its server products.

EMPLOYEES

   As of September 2, 1999, the Company employed approximately 2,250 people in PC Systems and 350 people in its SpecTek Operations. Nearly all of the Company's employees are located in the United States, and none are represented by a labor organization with respect to their employment by the Company. The Company has never had an organized work stoppage and considers its employee relations to be satisfactory.

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

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

   The executive officers and directors of the Company and their ages as of October 2, 1999, are as follows:

Name                         Age                                  Position
------------------------    -----  --------------------------------------------------------------------------
Joel J. Kocher                43   Chairman of the Board of Directors and ChiefExecutive Officer
Jill D. Smith                 41   Executive Vice President, Chief Operating Officer
James R. Stewart              43   Senior Vice President, Finance and Chief Financial Officer
Michael S. Adkins             34   Senior Vice President, Micron PC, Inc.
Savino R. "Sid" Ferrales      49   Senior Vice President, Worldwide Human Resources
Lyle W. Jordan                55   Senior Vice President, Worldwide Supply Chain Operations
Steven P. Arnold              44   Vice President, Legal and General Counsel
Scott L. Bower                48   Vice President & General Manager, Micron Computer Services, Inc.
Stephen Brown                 48   Vice President & Chief Information Officer
Harry B. Heisler              46   Vice President & General Manager, Micron Government Computer Systems, Inc.
Paul A. Amlani                44   Vice President, & General Manager, Micron Commercial Computer Systems, Inc.
JoAnne S. Pfeifer             40   Vice President, Administration, and Corporate Secretary
Michael Gale                  37   Vice President, Chief Web Officer
Jeffrey Moeser                36   Vice President, Desktop and Server Development
Steven R. Appleton            39   Director
John B. Balousek              54   Director
Robert Lee                    52   Director
Robert A. Lothrop             73   Director

   Joel J. Kocher served as President of Worldwide Marketing, Sales and Service at Dell Computer Corporation from 1987 to September 1994. In October 1994, Mr. Kocher joined Artistsoft Inc., where he served as Executive Vice President and Chief Operating Officer of Artistsoft, Inc. from October 1994 to October 1995. From October 1995 until December 1996 Mr. Kocher served as President, Chief Operating Officer, and Director of Artistsoft. From December 1996 until August 1997, Mr. Kocher served as President and Chief Operating Officer at Power Computing Corporation. Mr. Kocher accepted the position of President and Chief Operating Officer of the Company in January 1998 and was further named Chairman and Chief Executive Officer in June 1998.

   Jill D. Smith served as Chief Executive Officer at SRDS, L.P. from May 1994 to May 1995. In August 1995, Ms. Smith joined Treacy & Company, LLC serving as Managing Director until March 1999. In March 1999, Ms. Smith joined the Company as an Executive Vice President and Chief Operating Officer.

   James R. Stewart served as Medical Group Controller in Europe for the 3M Company from March 1992 to July 1995. He served as Corporate Controller for Imation Corporation from August 1995 to September 1997. He served as General Manager for Growth Ventures for Imation Corporation from September 1997 to January 1999. In January 1999, he joined the Company as Senior Vice President and Chief Financial Officer.

   Michael S. Adkins served as Manager of the Systems Integration Group of MTI from April 1990 to November 1993 when he was appointed President of Systems Integration Group, Inc., then a wholly owned subsidiary of MTI. He continued in that position until November 1994 when he was appointed General Manager, System Integration, an operating division of MTI. Mr. Adkins joined the Company in July 1996 as Executive Director, SpecTek Operations and was appointed Vice President, SpecTek Operations in February 1997, followed by an appointment to Senior Vice President of PC Manufacturing in October 1997. In June 1999 he accepted the position of Senior Vice President and General Manager of Micron PC, Inc.

   Savino R. "Sid" Ferrales served as Vice President of Human Resources at Dell Computer Corporation from January 1989 to June 1994. From June 1994 to June 1995, he was a principal in OMC Group, a human resources consulting firm. From June 1995 to February 1997, Mr. Ferrales served as Vice President, Worldwide Human Resources, for Digital Equipment Corporation. In March 1997, Mr. Ferrales accepted the position of Vice President of Human Resources at Power Computing Corporation, a position he held until November 1997. From late 1997 to February 1998, he served as principal of WorkSource. Mr. Ferrales accepted the position of Senior Vice President of Worldwide Human Resources with the Company in February 1998.

   Lyle W. Jordan served as Vice President, Manufacturing and Operations of Kubota Pacific Computer/Kubota Graphics Corporation from July 1990 to January 1995. In January 1995, Mr. Jordan joined InFocus Systems, Inc., serving as Vice President of Operations until February 1997. In February 1997, Mr. Jordan accepted the position of Vice President of Manufacturing at Power Computing Corporation, where he served until joining the Company as Vice President, Materials in January 1998. Mr. Jordan was appointed Senior Vice President, Supply Chain, Materials in April 1999 and Sr. Vice President, Worldwide Supply Chain Operations in June 1999.

   Steven P. Arnold served as an associate with Arnold, White and Durkee from January 1988 to April 1995, when he joined MTI as Associate General Counsel. He continued in that position until June 1996 when he joined the Company as Chief Counsel, Intellectual Property. In January 1997, Mr. Arnold was appointed Vice President, Legal and General Counsel.

   Scott L. Bower served as Director of Mobile Computing Brands with International Business Machines (IBM), PC Division, from August 1992 to August 1995. Mr. Bower served as Vice President, Sales and Marketing with Samsung in August 1995 until December 1996 and subsequently served as Senior Vice President of Sales and Marketing, Americas, at AST Computer until from January 1997 to November 1997. Mr. Bower was appointed to the position of Vice President and General Manager, Commercial Segment of the Company in July 1998. He was appointed Vice President and General Manager for Micron Computer Services, Inc. in July 1999.

   Stephen Brown served as Executive Consultant with Diversified Information Technologies, Inc. from April 1992 to September 1995. Mr. Brown subsequently served as Chief Information Officer of Imation Corporation, a spin-off of 3M Company, from September 1996 until accepting the position of Vice President and Chief Information Officer of the Company in September 1998.

   Harry B. Heisler served in various positions including Vice President of Marketing at Government Technology Services, Inc. from August 1984 to June 1994. In January1995, Mr. Heisler, became an independent management consultant working with high technology firms. In June 1998, Mr. Heisler accepted the position of Vice President and General Manager, public sector, with the Company where he served until his appointment as Vice President and General Manger for Micron Government Computer Systems, Inc.

   Paul A. Amlani served as Director, Sales; General Manager at AST Canada, Inc. from July 1994 to November 1996. He served as Vice President, Sales for Compugen Corp. from December 1996 to June 1998. In October 1998 he joined the Company as Director, Micron Computer Canada, Inc. Mr. Amlani was appointed to Vice President and General Manager for Micron Commercial Computer Systems, Inc. in July 1999.

   JoAnne S. Pfeifer served as Administration Projects Coordinator for MCMS from August 1992 until her appointment as Administration Manager of the Company in January 1995. In March 1996, Ms. Pfeifer was named Director of Administration and additionally appointed Corporate Secretary in July 1996. In January 1997, she was named Vice President, Administration and continues to serve as Corporate Secretary for the Company.

   Michael Gale served as Managing Director, International Research for IntelliQuest from January 1993 to October 1997. In October 1997 he became Vice President, Brand and Market Analysis for IntelliQuest. In November 1998 he joined the Company to serve as Vice President, Business Development. In February 1999 he was appointed Vice President and General Manager for Micron PC, Inc. In June 1999 he was appointed Vice President and Chief Web Officer.

   Jeffrey K. Moeser served as Product Marketing Manager, CPU's for CompuAdd August 1988 until May 1994. In May 1994 he joined the Company as Product Manager. He subsequently served as Product Development Manager and Desktop Product Marketing Director. In September 1997, he was appointed Vice President Desktop Products for the Company. In August 1999, he was appointed Vice President Desktop and Server Development.

   Steven R. Appleton joined MTI in February 1983 and has served in various capacities with MTI and its subsidiaries, including overseeing MTI's semiconductor operations as President and Chief Executive Officer of Micron Semiconductor, Inc. (then a wholly-owned subsidiary of MTI) from July 1992 to November 1994. Except for a nine-day period in January 1996, since May 1994 Mr. Appleton has served as a member of MTI's Board of Directors and since September 1994, Mr. Appleton has served as the Chief Executive Officer, President and
Chairman of the Board of Directors of MTI.   Mr. Appleton has served as a member
of the Board of Directors of the Company from April 1995 until January 1996 and from February 1996 to the present.

   John B. Balousek was appointed to the Board of Directors of the Company, on August 17, 1999. Mr. Balousek served as President, Chief Operating Officer, and Director of Foote Cone & Belding Communications, Inc., a global advertising and communications company, from May 1991 to February 1996 and he served as Chairman and CEO of True North Technologies, a digital and interactive services company of True North Communications, parent company of Foote Cone & Belding Communications, from March to July 1996. Mr. Balousek continued to serve as director of True North Communications until January 1997. Mr. Balousek is currently a director on the boards of Geoworks Corporation and Freeshop.com, Inc., both publicly held companies and also serves as director for several privately held companies.

   Robert Lee was appointed to the Board of Directors of the Company on April 1, 1999. Mr. Lee served as President of Business Communication Services of Pacific Bell from April 1995 to May 1998. Prior to his appointment as President of Business Communication Services, Mr. Lee had served as Executive Vice President, California Market Group, for Pacific Bell since April 1993. Mr. Lee currently serves as director of several privately held companies, including AUnet, Amplify.net, Advanced Mobile Solutions, and Telmax, Inc

   Robert A. Lothrop has served on MTI's Board of Directors since May 1994 and on the Company's Board of Directors since April 1995. Mr. Lothrop served in positions including Senior Vice President of the J.R. Simplot Company, a food processing, fertilizer and agricultural chemicals manufacturing company, since 1959. Mr. Lothrop retired from the Simplot Company in January 1991.

ITEM 2.  PROPERTIES

   The Company's corporate headquarters, PC Systems and SpecTek Operations are based in a number of Company-owned or leased facilities aggregating approximately 490,000 square feet located in Nampa, Idaho. Approximately 100,000 square feet of the Nampa facilities are dedicated to PC manufacturing and approximately 40,000 square feet are dedicated to SpecTek Operations. The balance of the Nampa facilities is dedicated to sales, technical support, customer service, and administrative functions and warehouse space. In addition, the Company is nearing completion of approximately 135,000 square feet of PC manufacturing space expected to be in production in the first quarter of 2000.

   The Company leases an 81,000 square foot facility in Minneapolis, Minnesota, dedicated primarily to PC sales, technical support, field sales, and administrative functions and a 74,000 square foot facility in Meridian, Idaho, dedicated to a PC call center.

   Other leased facilities include a factory outlet in Boise, Idaho, a leased facility in Los Angeles, California, dedicated to the operations of the Company's web hosting services, and a leased facility in Boise, Idaho, used by the Company's Internet service provider.

ITEM 3.  LEGAL PROCEEDINGS

   The Company is a party to various legal actions arising out of the normal course of business, none of which is expected to have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Micron Electronic, Inc.'s Common Stock trades on the Nasdaq Stock Market under the symbol "MUEI". The following table shows for the periods indicated the high and low sales prices for the common stock of the Company, as reported by the Nasdaq Stock Market:

                                               High      Low
                                             -------   -------
               1999:   4th quarter           $12.031   $ 9.000
                       3rd quarter            13.125     9.375
                       2nd quarter            22.625    11.250
                       1st quarter            24.750    13.375

               1998:   4th quarter           $17.125   $ 9.688
                       3rd quarter            16.125    10.250
                       2nd quarter            14.125     8.438
                       1st quarter            20.750    10.250

HOLDERS OF RECORD

   As of September 2, 1999, there were approximately 2,548 shareholders of record of the Company's Common Stock.

DIVIDENDS

   The Company has never declared or paid any cash dividend nor has any intent to do so in the near future. Payment of dividends is currently limited by the terms of the Company's Credit Agreement, dated June 10, 1998.

ITEM 6. SELECTED FINANCIAL DATA (Amounts in thousands, except per share amounts)

                                       1999          1998           1997           1996          1995
---------------------------------------------------------------------------------------------------------
Net sales                          $1,437,829     $1,733,432     $1,955,783     $1,764,920     $999,999
Operating income (loss)                43,221        (83,894)       136,458         75,998      106,493
Net income                             36,524         47,953         87,262         44,582       65,086

Earnings per share:
   Basic                                  .38           0.50           0.93           0.49         0.75
   Diluted                                .38           0.50           0.92           0.48         0.74

Current assets                        544,066        538,462        563,148        399,116      308,755
Working capital                       296,741        288,149        203,884        121,766      106,452
Total assets                          733,531        692,443        758,346        529,933      382,716
Total debt                             12,001         28,528         38,641         21,297        6,823
Shareholders' equity                  458,498        416,894        365,571        228,460      173,663

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Statements contained in this Form 10-K that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors" and in other Company filings with the Securities and Exchange Commission. All yearly references are to the Company's fiscal years ended September 2, 1999, September 3, 1998 and August 28, 1997, unless otherwise indicated. The fiscal year ended September 2, 1999 contained fifty-two weeks compared to fifty-three weeks in fiscal year 1998 and fifty-two weeks in fiscal 1997. All tabular dollar amounts are stated in thousands. Certain reclassifications have been made in the following discussion and analysis to present results of operations on a consistent basis.

RESULTS OF OPERATIONS

   Net income for 1999 was $36.5 million, or $0.38 per diluted share, on net sales of $1,437.8 million, compared with a net loss for 1998 of $46.5 million, or $0.48 per diluted share, on net sales of $1,591.7 million, adjusted to exclude net sales of MCMS of $141.7 million and the gain of $94.5 million net of tax, or $.98 per diluted share, from the sale of 90% of the Company's wholly owned subsidiary, MCMS. Without adjusting for the sale of MCMS, net income for 1998 was $48 million, or $0.50 per diluted share on net sales of $1,733.4 million. The Company's consolidated gross margin percent increased to 18.8% in 1999 from 12.8% in 1998.

   The Company's PC Systems segment had net sales of $1,240.0 million and an operating loss of $32.5 million in 1999 compared with net sales of $1,496.6 million and an operating loss of $108.8 million in 1998. The reduction in the operating loss of the PC Systems segment is primarily due to improved gross margins and lower operating expenses, that were partially offset by significantly lower average selling prices. Gross margins for PC Systems were 15.3% in 1999 compared with 12.2% in 1998 primarily due to better inventory management, and an improved sales mix.

   Selling, general and administrative expenses ("SG&A") for 1999 were 23.0% lower than for 1998, primarily due to actions taken by the Company to lower the overall cost structure in February 1998 to concentrate on its core markets and customers, including the consolidation of its domestic and international operations and the reduction of approximately 10% of its workforce.

   The Company's SpecTek Operations had net sales of $198.0 million and operating income of $75.7 million in 1999 compared to 1998 net sales of $95.1 million and operating income of $14.3 million, primarily due to a 175.6% increase in megabits shipped and higher gross margins on products shipped. Gross margin for 1999 was $80.0 million or 40.4% of net sales compared to $21.4 million or 22.5% of net sales in 1998. Improvement in the gross margin is primarily due to improved productivity from higher volumes shipped and the mix of parts received during the year from MTI and purchased from parties not associated with the Component Recovery Agreement. The percentage of product shipped not subject to the Component Recovery Agreement in 1999 was 18% compared to 25% in 1998. SG&A and other expenses remained approximately the same year over year.

   On August 2, 1999, the Company acquired 100% of the outstanding stock of NetLimited, Inc. d.b.a. HostPro, for $21.9 million. The acquisition was accounted for as a purchase and the Company's results of operations include those of HostPro since the acquisition date. On September 2, 1999, the Company acquired the property and equipment of Micron Internet Services, formerly a division of MTI, for its book value of $2.2 million. The acquisition was accounted for as a purchase and the Company's results of operations for 1999 were not affected by this transaction.

   On February 26, 1998, the Company completed the sale of 90% of its interest in MCMS, Inc., formerly Micron Custom Manufacturing Services, Inc., a wholly-owned subsidiary of the Company. In exchange for the 90% interest in MCMS, Inc., the Company received $249.2 million in cash. Results of operations of the Company for 1998 include a pre-tax gain of $156.2 million ($94.5 million or $0.98 per diluted share, after taxes). The Company's financial statements include the results of MCMS, Inc.'s operation through the date of sale. Net sales of MCMS, Inc., in 1998 and 1997 were $141.7 million and $290.0 million, respectively.

Net Sales
---------

   The following table summarizes the Company's net sales by operating segment:

                                1999                        1998                          1997
                      -----------------------     -----------------------       -----------------------
                        Amount    % of Sales        Amount    % of Sales          Amount    % of Sales
                      -----------------------     -----------------------       -----------------------
PC Systems            $1,239,794        86.2%     $1,496,563        86.3%       $1,528,304        78.2%
SpecTek Operations       198,035        13.8%         95,146         5.5%          137,511         7.0%
MCMS                           -         0.0%        141,723         8.2%          289,968        14.8%
                      ----------  -----------     ----------  -----------       ----------    ---------
Total net sales       $1,437,829       100.0%     $1,733,432       100.0%       $1,955,783       100.0%
                      ==========  ===========     ==========  ===========       ==========    =========

   PC Systems. Net sales of computer systems were 17% lower in 1999 compared to 1998, primarily due to a 12% decrease in average selling prices and slightly lower unit sales. The decline in average selling prices for the Company's desktop, notebook, and server system sales, and were 11%, 16%, and 15% respectively. Lower prices were largely the result of continued industry price competitiveness and the Company's aggressive pricing strategy designed to gain entry into key markets. The 2% decrease in unit sales is primarily attributed to a 3% drop in the Company's desktop computer systems which was partially offset by a 30% increase in the Company's sale of higher margin server systems. Unit sales of computer systems were 4% higher in the fourth quarter of fiscal 1999 compared to the third quarter of fiscal 1999. This was due to a 2% increase in desktop unit sales, an 18% increase in notebook unit sales, and a 3% increase in server unit sales.

   Net sales of computer systems were 2% lower in 1998 compared to 1997 primarily due to a 11% decrease in average selling prices for the Company's computer systems partially offset by an increase in unit sales and a higher level of non-system revenue. The decline in average selling prices was primarily attributable to a 12% decrease in the selling prices for the Company's desktop computer systems and a 24% decline in selling prices for notebook systems. Lower prices were largely the result of industry price competitiveness, particularly for notebook products, and to the Company's efforts to price its products more in line with its competition. Unit sales were 5% higher in 1998 compared to 1997, due primarily to a 49% increase in unit sales of the Company's notebook products. Unit sales of computer systems were 9% higher in the fourth quarter of fiscal 1998 compared to the third quarter, primarily due to a 14% increase in desktop unit sales and a 28% increase in server unit sales, partially offset by a 20% decline in unit sales of notebooks.

     Unit sales of desktop systems were 84% of total unit sales in 1999 compared to 86% in 1998 and 90% in 1997. Unit sales of notebook systems were 14% of total unit sales in 1999 compared to 13% and 9% of total PC system sales during 1998 and 1997, respectively. Unit sales of computer systems featuring Intel Celeron and Pentium III microprocessors represented 15.5% and 15.0%, respectively. In addition, unit sales of computer systems incorporating Intel Pentium II microprocessors and Pentium microprocessors with MMX technology represented 66% and 3%, respectively, of total units sold in 1999, compared to 48% and 47%, respectively, of total units sold in 1998.

     Net sales of PC systems in 1999 were 15% and 13% higher in the commercial and public sectors, respectively, compared to 1998. These increases were offset by lower net sales of computer systems in the consumer sector. The growth in commercial sales was largely attributable to the presence of an expanded sales force competing for commercial customers. Public sector net sales increased as the Company improved its position as a GSA supplier, expanded its sales force, and had continued success in winning new contracts and retaining existing ones. International sales of PC systems represented 4% of total PC system sales in 1999 compared to 6% in 1998.

     Net sales to the public sector represented 31% of total net sales for 1999, an increase from 23% in both 1998 and 1997. The future level of the Company's public sales is dependent on the buying practices of governmental entities and the Company's success in being selected to participate in government contracts. In particular, during 1999 the Company successfully increased the volume purchase agreements (VPA's) with the federal government and its agencies. As of September 2, 1999, the Company had increased the number of VPA's to 106 compared to 84 in 1998.

     SpecTek Operations. Net sales of memory products were 108% higher in 1999 compared to 1998, primarily due to a significant increase in megabits of memory sold, partially offset by declining average selling prices. Average selling prices in 1999 were 27% lower compared to 1998, while megabits of memory sold in 1999 were 176% higher compared to 1998. The increase in megabits of memory products shipped in 1999 compared to 1998 was primarily due to reduced component test time and product transition to the 64 megabit component from the 16 megabit component, both resulting in increased throughput from substantially all memory products. Net sales of memory products were lower in 1998 compared to 1997, due to a 64% decline in average selling prices, partially offset by a 94% increase in megabits of memory sold. The SpecTek Operations results of operations are influenced by a number of factors including pricing for, and availability of, nonstandard memory components. See "Certain Factors-SpecTek Operations."

     MCMS. The Company completed the sale of 90% of its interest in MCMS on February 26, 1998; accordingly, results of operations of MCMS subsequent to February 26, 1998 are excluded from the Company's results of operations.

Gross Margin
--------------------
                        1999                   1998                   1997
                      --------               --------               --------
                       Amount   % of Sales    Amount   % of Sales    Amount   % of Sales
                      --------  -----------  --------  -----------  --------  -----------
PC Systems            $190,282        15.3%  $183,155        12.2%  $259,473        17.0%
SpecTek Operations      79,963        40.4%    21,401        22.5%    44,876        32.6%
MCMS                         -         0.0%    17,598        12.4%    33,397        11.5%
                      --------               --------               --------
Total gross margin    $270,245        18.8%  $222,154        12.8%  $337,746        17.3%
                      ========               ========               ========

     PC Systems. The Company's gross margin on sales of PC systems was $7.1 million or 3.9% higher in 1999 compared to 1998, principally due to lower component cost from improved asset management and a change in the sales mix towards higher margin systems, while being partially offset by a decline in average selling prices. Lower component cost in 1999 resulted from improved asset management compared to 1998, as evidenced by annualized inventory turns of 81 times. While overall average selling prices for the PC systems products declined 11.7% in 1999 compared to 1998, unit sales of higher margin servers increased 29.8% in 1999 compared with 1998.

     The Company continues to experience significant pressure on its gross margins as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices. In addition, the Company's gross margin percentage will continue to depend in large part on its ability to effectively manage its inventories of PC system components. See "Certain Factors--PC Systems--Competition" and "Certain Factors--PC Systems-- Inventory Management."

     The Company's gross margin on sales of PC systems was $76.3 million lower in 1998 compared to 1997. Gross margin for fiscal 1998 was negatively impacted by a decline in average selling prices of the Company's notebook products. The gross margin percentage for sale of the Company's PC systems decreased in 1998 compared to 1997 primarily as a result of losses realized from disposition of PC component inventories. As a result of intense price pressure on notebook products during fiscal 1998, the Company's gross margins were adversely affected by significantly lower gross margins realized from sales of the Company's notebook products. This was offset, however, by a favorable adjustment of approximately $11.8 million dollars in the fourth quarter of 1998 that related to revisions of estimates of contingencies for product and process technology costs for two patent infringement matters based on new information learned by management in the fourth quarter of 1998.

     SpecTek Operations. The gross margin on semiconductor sales was $58.6 million or 273.6% higher in 1999 compared to 1998 principally due to an increase in megabits shipped and lower average cost per components purchased from sources other than MTI, while being partially offset by lower average selling prices. Megabits shipped in 1999 compared to 1998 were up 175.6% due to improved manufacturing productivity and the transition from the 16 to 64 megabit DRAM and SDRAM. The average selling price per megabit declined 27% in 1999 compared to 1998. The gross margin percentage realized in 1998 compared to 1997 was lower primarily because of lower average selling prices. Average selling prices in 1998 were 64% lower compared to 1997. The gross margin for SpecTek Operations could decline as the result of falling average selling prices and/or an increase in cost of components. These circumstances could adversely affect the Company's business, financial position, and results of operations and cash flows. See "Certain Factors-SpecTek Operations-Pricing of Semiconductor Memory Products."

     MCMS. The Company completed the sale of 90% of its interest in MCMS on February 26, 1998; accordingly, results of operations of MCMS subsequent to February 26, 1998 are excluded from the Company's results of operations.

Selling, General and Administrative
-----------------------------------
                                               1999                  1998             1997
                                       -------------------    ------------------    --------
                                         Amount   % Change     Amount   % Change     Amount
                                       --------   --------    --------  --------    --------
Total SG&A expenses                    $218,970    (23.0%)    $284,292     43.4%    $198,217
     as a % of net sales                   15.2%                  16.4%                 10.1%

     SG&A expense for fiscal 1999 declined $65.3 million compared to fiscal 1998. This decrease is primarily attributable to lower advertising expense, and lower technical and professional fees. In addition, during February 1998, the Company reduced its work force by approximately 10%. The Company further reduced its SG&A cost structure by the sale of its MCMS operation in the second quarter of fiscal 1998, and the closure its Japanese operation in the second quarter of fiscal 1999. Internal software expense also decreased as a result of the Company adopting the provisions of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in the first quarter of fiscal 1999. SG&A expense was also lower in 1999 compared to 1998 because of lower bad debt expense.

     SG&A costs were higher in 1998 compared to 1997 primarily due to higher levels of personnel costs and advertising associated with the Company's PC operations and higher technical and professional fees primarily associated with information technology consulting services.

Research and Development
------------------------
                                        1999                  1998           1997
                                  -----------------    ------------------   ------
                                  Amount   % Change    Amount    % Change   Amount
                                  ------   --------    -------   --------   ------
Total research and development    $4,521    (55.4%)    $10,138       5.4%   $9,621
     as a % of net sales             0.3%                  0.6%                0.5%

     Research and development expenses declined 55% in fiscal 1999 compared to fiscal 1998. The decrease is due to the discontinuance of the advanced engineering group during the year partially offset by a charge of $1.0 million for the write-off of purchased in-process research and development related to the acquisition of HostPro.

     HostPro's development efforts centered on customer support and service for systems, delivered through the Internet. The product is licensed to resellers and used internally by HostPro. HostPro's in-process technology development is aimed toward increasing the performance and redundancy of its web hosting systems. Because the development work conducted by HostPro was tailored to meet its specific infrastructure requirements and processes, alternative future uses of these development technologies do not exist. Technological feasibility of these in-process projects had not been achieved as of the acquisition date, and significant technological risk remained. The in-process research and development write-off related to the HostPro acquisition was $1.0 million, and was based on estimated future revenues of $30 million over the next six years. Management expects to complete all projects in fiscal 2000. However, to the extent that any of these projects are delayed or development efforts are unsuccessful, the impact to the Company's business, financial position, results of operations and cash flows are expected to be minimal.

     The in-process projects are:

     . Customer service package. The development efforts are focused on enabling remote management of accounts and automatic management and provisioning of web-sites through a customer Extranet. Management believes this project will be completed by November 1999 and that the Company will begin to receive benefits at such time.

     . Automated utility system. The development of this software package is for use in monitoring network connections, bandwidth usage and server status. This proprietary technology is an automated utility programmed to monitor and respond to trends in server traffic. In addition, this system will display vital statistics of the server for external monitoring and maintenance. Management believes this project will be completed by May 2000 and that the Company will begin to receive benefits at such time.

     . IP routing redundancy program. This network infrastructure design effort is intended to increase network fault tolerance and will enable HostPro servers to share storage systems and dynamically allocate server requests. Management believes this project will be completed by December 1999, and that the Company will begin to receive benefits at such time.

     For the identified in-process projects, estimated cost to complete subsequent to the acquisition date was $0.2 million. Based on a combination of man-months, costs incurred and management's estimate of project completion, the projects were determined to be 60% complete. HostPro's planned research and development projects for which no significant efforts have been made were not included in the valuation.

The key assumptions in determining the incomplete in-process technologies were:

     . Discounted cash flows. A discounted cash flows analysis of products incorporating in-process technology was developed based on management's estimates of revenue and expenses associated with the products.

     . Selling, General and Administrative. SG&A expenses was forecast based on historical ratios and industry standards. Projected SG&A expenses decrease as a percentage of projected revenues due to expected sales growth with SG&A expenses growth at a slower rate. SG&A expenses were assumed to remain 25% of projected revenues instead of increasing due to the significant growth expected for Internet companies during the next six years.

     . Research and Development. Additional research and development costs were projected based on management's estimate of future costs required to advance the design of the technology to the point that it met specific functional and economic requirements.

     . Discount Rate. Cash flow streams associated with in-process technologies were discounted to present value at a rate of return an investor would require for a project with a risk profile similar to HostPro. The 25% discount rate for in-process technology reflects the high-risk profile attributable to this technology.

     Research and development expenses were slightly higher in 1998 compared to 1997 primarily as a result of the development activities associated with the Company's NetFRAME enterprise server operation.

     In the fourth quarter of fiscal 1997, the Company acquired all of the outstanding common stock of NetFRAME for $17.4 million in cash. The acquisition was accounted for as a purchase and the purchase price was allocated to the net assets acquired, including identified intangible assets and in-process research and development, based on their fair values. At the time of the acquisition, the Company recognized a charge of $3.9 million for the write-off of purchased in-process research and development.

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

Other expense (income), net
---------------------------
                                      1999                1998                 1997
                                     ------------------  ------------------  --------
                                     Amount   % Change   Amount   % Change    Amount
                                     ------  ----------  -------  ---------  --------
Total other expense (income), net    $3,533     (69.6%)  $11,618     277.4%  $(6,550)

     Other expense for fiscal 1999 included $3.5 million associated with the Company's closure and consolidation of its Micron Electronics Japan operation into its Nampa operations. The charge includes those costs associated with employee payroll and severance of $1.3 million for approximately 45 employees, fixed asset write-downs of $1.0 million, lease obligations of $0.4 million, pre-committed advertising of $0.2 million, and $0.6 million for other closure related costs. All remaining liabilities were settled by September 2, 1999. With the cessation of its Japanese operations, the Company benefited from an approximately $3.4 million reduction of SG&A expenses in fiscal 1999 compared to fiscal 1998.

     Other expense in fiscal 1998 included $11.1 million ($13.0 million in the second quarter of fiscal 1998 less a $1.9 million revision of estimates in the fourth quarter of fiscal 1998) for costs associated with the Company's actions to realign its PC operations to concentrate on its core markets and customers. Such actions include the consolidation of the Company's domestic and international PC operations and the reduction of 10% of its workforce, or approximately 450 employees, from generally all areas of the Company. The realignment costs consisted of $6.7 million associated with employee termination benefits, $1.8 million for the write-down of equipment and leasehold improvements, $1.0 million in estimated costs for claims related to the realignment, $0.6 million in aggregate costs associated with vacating a leased facility in Milpitas, California, two international sales offices and an outlet store in Minneapolis, Minnesota, $0.7 million for the write-off of current technologies and $0.3 million for the write-off other intangible assets (consisting of customer lists, trade names, workforce and distribution and other contracts) associated with the Company's NetFRAME enterprise servers. As a result of the realignment, the Company benefited from an approximately $5.0 million reduction of SG&A expenses in fiscal 1999 compared to 1998.

     Other expense in 1998 also included $5.2 million for the write-off of capitalized costs associated with abandoned internal use enterprise software development projects. The software included an order entry system, an order configuration tool, and part of a material requirements planning package. The software was abandoned after the Company concluded such software lacked the functionality desired by the Company. The Company also recognized a benefit resulting from a net rebate of $4.4 million associated with a change of providers of on-site service contracts for the Company's domestic desktop installed base.

Income Tax Provision
--------------------
                               1999                 1998            1997
                        ------------------   ------------------   -------
                        Amount    % Change   Amount    % Change    Amount
                        -------  ---------   -------  ---------   -------
Income tax provision    $22,594    (40.8%)   $38,151    (33.2%)   $57,092

     The provision for income taxes in 1999 reflects the Company's effective tax rate of 38.2% which reflected the federal statutory rate, the net effect of state taxes, and the effect of a $1.0 million charge for the write-off of in-process research and development, which resulted from the Company's acquisition of HostPro in the fourth quarter. The effective income tax rate in 1998 was 44.3%, reflecting the federal statutory rate, the net effect of state taxes and the establishment of a $4.1 million valuation allowance for a deferred tax asset relating to the Company's consolidation of its NetFRAME enterprise server operations. The effective tax rate in 1997 of 39.5% reflected the federal statutory rate, the net effect of state taxes, and the effect of a $3.9 million charge for the write-off of in-process research and development, which resulted from the Company's acquisition of NetFRAME in the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 2, 1999, the Company had cash, cash equivalents, and liquid investments of $338.5 million, representing a decrease of $19.2 million compared to September 3, 1998. The decrease resulted primarily from the acquisitions during the year. Principal sources of liquidity in 1999 were $67.1 million from the Company's operating activities, $3.2 million from sales of property, plant and equipment, and $4.8 million from the issuance of common stock. Principal uses of cash in 1999 were property, plant and equipment expenditures of $52.4 million for expansion and capacity improvements of the Company's manufacturing operations, repayment of debt of $17.8 million and strategic acquisitions in the Company's e-Services business of $21.3 million, net of cash acquired.

     The Company has an unsecured credit agreement, expiring June 2001, with a group of financial institutions providing for borrowings totaling $100.0 million. As of September 2, 1999, the Company was eligible to borrow the full amount under the agreement, but had no borrowings outstanding. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company.

     At September 2, 1999, the Company had commitments of $5.8 million for purchases of equipment and $21.6 million for infrastructure software projects. The Company anticipates making capital expenditures in fiscal 2000 in excess of $35 million.

     The Company expects that its future working capital requirements will continue to increase. The Company believes that currently available cash, cash equivalents and liquid investments, cash flows from operations and the Company's current credit facilities will be sufficient to fund its operations through fiscal 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked-to-market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. Implementation of SFAS No. 133 is required for the Company by the first quarter of 2001. The Company is currently evaluating the effect SFAS 133 will have on its future results of operations and financial position.

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

General
-------

  Fluctuations in Operating Results and Stock Price

     The Company's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, industry competition, the Company's ability to accurately forecast demand and selling prices for its PC products, fluctuating market pricing for PCs and semiconductor memory products, seasonal government purchasing cycles, inventory obsolescence, the Company's ability to effectively manage inventory levels, changes in product mix, manufacturing and production constraints, fluctuating component costs, the effects of product reviews and industry awards, availability and pricing of the memory components used by the Company's SpecTek Operations, critical component availability, seasonal cycles common in the PC industry, the timing of new product introductions by the Company and its competitors and global market and economic conditions. As a result, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period. The trading price of the common stock of the Company is subject to significant fluctuations due to general market conditions and financial performance of the Company and other companies in the PC industry, announcements of technological innovations, new commercial products or new strategies by competitors, component availability and pricing, and other factors.

  Management

     The Company has experienced increased complexity of its operations, in operating and financial information systems and in its scope of operations. The increased complexity of the Company's operations results from a number of factors, including the expansion of the Company's Internet and service offerings. This increased complexity has resulted in new and increased responsibilities for the Company's management and has placed, and continues to place, significant demands upon the Company's management, operating and financial information systems and other resources and systems. In addition, during the past year, the Company underwent numerous changes in its management structure and personnel. The Company continues to consider various expansion alternatives, including expansion of facilities, acquisition or establishment of facilities in new geographic regions and certain strategic relationships. There can be no assurance that the Company's management resources, operating and financial information systems, other resources and systems will be adequate to support the Company's existing or future operations, the failure of which could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

  Intellectual Property Matters

     It is common in the electronics industry for patent, trademark and other intellectual property rights claims to be asserted against companies, including component suppliers and PC manufacturers. Periodically, the Company is made aware that technology used by the Company may infringe on intellectual property rights held by others. The Company evaluates all such claims and, if necessary and appropriate, seeks to obtain licenses for the continued use of such technology. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the balance sheet date. The Company would be placed at a competitive disadvantage if it were unable to obtain such licenses upon terms at least as favorable as those experienced by the Company's competitors. The Company has entered into several intellectual property license agreements, and as a majority-owned subsidiary of MTI, is licensed under certain license agreements between MTI and third parties. The Company's rights under license agreements between MTI and third parties may terminate in the event that the Company is no longer a majority-owned subsidiary of MTI. Intellectual property license agreements generally require one-time or periodic royalty payments and are subject to expiration at various times. If the Company or its suppliers are unable to obtain licenses necessary to use intellectual property in their products or processes, the Company may be forced to market products without certain technological features or software, discontinue sales of certain of its products and/or defend legal actions taken against it relating to allegedly protected technology. The inability of the Company to obtain licenses necessary to use certain technology, or an inability to obtain such licenses on competitive terms, or any litigation determining that the Company, in the manufacture or sale of its products, has infringed on the intellectual property rights of third parties, could have a material adverse effect on the Company's business, financial position, and results of operations and cash flows.

  MTI Ownership of Common Stock of the Company

     As of September 2, 1999, MTI owned approximately 63.2% of the Company's outstanding common stock. In addition, two of the five directors of the Company are also directors of MTI, including Steven R. Appleton, Chairman and Chief Executive Officer of MTI. So long as MTI continues to own a majority of the outstanding common stock of the Company, MTI will have the ability to control the outcome of matters requiring shareholder approval, including the election of directors, and generally will have the ability to control the management and certain financial and other affairs of the Company. Termination or modification of certain of the Company's arrangements with MTI resulting in terms less favorable to the Company could adversely affect the Company's business, financial position, results of operations and cash flows. In the event that MTI's ownership of the Company were to decrease below certain levels, certain arrangements may be terminated by MTI, which could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Intellectual Property Matters" and "SpecTek Operations-- Dependence on Component Recovery Agreement with MTI."

     The level of MTI's ownership of the common stock of the Company may limit the Company's ability to complete future equity financing. In addition, the sale on the open market of substantial amounts of shares of common stock of the Company currently held by MTI could adversely affect the prevailing market price of common stock of the Company. MTI's ability to sell shares of common stock of the Company, unless registered under the Securities Act of 1933, as amended (the "Securities Act"), is subject to volume and other restrictions pursuant to Rule 145 promulgated under the Securities Act.

  Dependence on Key Personnel

     The future success of the Company will depend, in part, on its ability to attract and retain key management, technical and sales and marketing personnel. The Company attempts to enhance its management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. There is competition for such personnel in the electronics, Internet and computer services industries, and the Company's inability to retain employees and attract and retain sufficient additional employees, and information technology, engineering and technical support resources, could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. There can be no assurance that the Company will not lose key personnel or that the loss of any key personnel will not have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

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

     State of Readiness
     ------------------

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

     Generally, the Company's Year 2000 compliance program with respect to its internal IT and non-IT systems consists of the following phases: (a) inventory - the identification of systems which may be impacted; (b) assessment - the review of identified systems for Year 2000 compliance; (c) remediation - the implementation of corrective action and, if need be, the execution of contingency plans; and (d) quality assurance testing - the verification of Year 2000 compliance. With respect to IT systems, the Company believes, as of the end of the fourth quarter of fiscal 1999, that the inventory, assessment, and remediation phases are essentially complete, and quality assurance testing is approximately 95% complete. With respect to non-IT systems, the inventory and assessment phases are essentially complete and the remediation phase is approximately 97% complete. The remainder of calendar 1999 will be used for quality assurance testing and the resolution of any unforeseen difficulties.

     The Company has developed a process with respect to its assessment of Year 2000 readiness of third parties with whom the Company has significant business relationships. The Company is focusing its efforts on the business relationships most critical to its manufacturing operations, customer service and other core business processes, including key suppliers, vendors, financial institutions and utility and transportation providers. The process generally involves the following phases: (a) initial supplier survey; (b) risk assessment; (c) follow-up supplier review where necessary; and (d) contingency planning where relevant. As of the end of the fourth quarter of fiscal 1999, the Company had received formal responses from all of its critical third party providers. Most of such providers indicated that they expect to address Year 2000 issues in a timely manner. Risk assessments with respect to third party providers are essentially complete and as a result, follow-up reviews of the third party providers were performed where necessary. Third party suppliers that fail to meet the Company's requirements with respect to Year 2000 issues may be replaced with other suppliers.

     All Micron-branded hardware products support the Year 2000 date and calculations. All Micron-branded hardware products shipped since August 26, 1996, have BIOS clocks that will automatically roll over to "2000" after December 31, 1999. Additionally, the Company has made available software utilities that will cause earlier Micron-branded hardware products to have BIOS clocks that will recognize the century change. All NetFRAME-branded server products shipped since March 1995 are either NSTL certified as Year 2000 compliant or self-certified as having Real Time Clock chips and a BIOS that will process date data correctly on and after January 1, 2000. The Company has a web-site dedicated to communicating Year 2000 issues to its customers.

     Cost to Address Year 2000 Issues
     --------------------------------

     The estimated costs of the Company's Year 2000 readiness programs with respect to internal IT and non-IT systems and third party providers are not expected to be material to the Company's business, financial position, results of operations and cash flows. As of the end of the fourth quarter of fiscal 1999, the Company had incurred aggregate incremental costs of $2.2 million related to such readiness programs. The total additional cost to complete such programs is estimated at $0.25 million to $0.50 million. These estimated costs do not include costs related to the potential failure of key suppliers to timely address Year 2000 issues, potential costs related to any customer or other product liability claims or the cost of internal software and hardware replaced in the ordinary course of business. The incremental and estimated costs include allocated costs of the Company's information technology organization incurred in connection with Year 2000 compliance projects. All estimates are based on currently known circumstances and various assumptions regarding future events, and actual costs could differ materially from the estimates.

     The Company believes that it has no obligation for any costs incurred by its customers to address Year 2000 issues. However, the Company recognizes the potential for claims against it and other manufacturers arising from products which may not support the century change, and there can be no assurance that such claims would not have a material adverse effect on the Company's business or results of operations, financial condition or cash flows. On October 26, 1998, the Company was sued in state court in Canyon County,

Idaho, by Hannah Films, Inc., on behalf of itself and on behalf of an unidentified and uncertified class of plaintiffs alleging fraud, breach of implied warranty of merchantability, violation of the Magnuson-Moss Consumer Protection Act, and violation of the Idaho Consumer Protection Act arising out of the Year 2000 status of a personal computer sold by the Company to Hannah Films, Inc., in October 1995. In May 1999, the case was dismissed with prejudice. The plaintiff has filed a notice of appeal. While there can be no assurance as to the ultimate disposition of the case, the Company does not currently believe that the resolution of this matter will have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

     Year 2000 Contingency Plans
     ---------------------------

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

     The discussion above regarding Year 2000 projected completion dates, costs, risks and other forward-looking statements is based on currently available information, and is subject to change. Based on currently available information, the Company does not believe that the most reasonably likely worst case scenarios with respect to Year 2000 issues are likely to have a material adverse effect on the Company's business or results of operations, financial condition or cash flows. However, there can be no assurance that Year 2000 remediation efforts by the Company or third parties will be completed in a timely and proper manner, and the failure to do so could have a material adverse effect on the Company. Additionally, an increase in customer claims with respect to the Company's products could have a material adverse effect on the Company's business, financial position, and results of operations and cash flows.

Government Regulation

     The Company is subject to a variety of federal, state, local and foreign laws and regulations, including, but not limited to, Federal Communications Commission regulations, governmental procurement regulations, import and export regulations, Federal Trade Commission regulations, securities regulations, environmental regulations, antitrust regulations, and labor regulations. Any failure by the Company to comply with such regulations in the past, present or future could subject the Company to liabilities and/or the suspension of its operations, which could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

PC Systems
----------

  Competition

     The PC industry is highly competitive and has been characterized by intense pricing pressure, generally low gross margin percentages, rapid technological advances in hardware and software, frequent introduction of new products, and rapidly declining component costs. Competition in the PC industry is based primarily upon brand name recognition, performance, price, reliability and service and support. The Company's sales of PC systems have historically benefited from increased name recognition and market acceptance of the Company's PC systems, primarily resulting from the receipt by the Company of awards from trade publications recognizing the price and performance characteristics of Micron brand PC systems and the Company's service and support functions. As a result of PC industry standards, the Company and its competitors use many of the same components, typically from the same set of suppliers, which limits the Company's ability to technologically and functionally differentiate its products. Many of the Company's PC competitors have greater brand name recognition and market share, offer broader product lines, and have substantially greater financial, technical, marketing and other resources than the Company. In addition, the Company's competitors may benefit from component volume purchasing and product and process technology license arrangements that are more favorable in terms of pricing and availability than the Company's arrangements. In addition, the Company may be at a relative cost disadvantage to certain of its competitors as a result of the Company's U.S. dollar denominated purchases of PC components during a period of relative weakening of the U.S. dollar. The failure of the Company to compete effectively in the marketplace could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

     The Company competes with a number of PC manufacturers, which sell their products primarily through direct channels, including Dell Computer, Corporation, and Gateway 2000, Inc. The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, NEC Corporation and Toshiba Corporation among others. Several of these manufacturers, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, and retail stores, now sell their products through the direct channel. In addition, the Company expects to face increased competition in the U.S. direct sales market from foreign PC suppliers and from foreign and domestic suppliers of PC products that decide to implement, or devote additional resources to, a direct sales strategy. In order to gain an increased share of the United States PC direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market or may have pricing strategies influenced by relative fluctuations in the U.S. dollar compared to other currencies.

     The competitive environment for Internet services is similarly intense with rapid technological changes resulting in pricing pressure in the market for Internet access, and to a lesser extent other web hosting services. Many of the competitors in the provision of Internet services have significantly greater name recognition and larger customer bases than the Company.

     The Company believes that the rate of growth in worldwide sales of PC systems, particularly in the United States, where the Company sells a substantial majority of its PC systems, has declined and may remain below the growth rates experienced in recent years. Any general decline in demand or decline in the rate of increase in demand for PC systems could increase price competition and could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

  Inventory Management

     The Company's ability to compete successfully in the PC market in the future will depend in large part on its ability to accurately forecast demand for its PC products and effectively manage its PC inventories to support this demand. The Company's PC operations focus on the direct sale of assemble-to-order PC systems that feature components incorporating the latest technological developments in the PC industry. The Company has experienced in the past, and could experience in the future, excess PC inventories and inventory obsolescence resulting from, among other things, the Company's inaccuracy in forecasting demand for its PC products, the typically longer lead times associated with notebook product supply, the fast pace of technological developments in the PC industry and the short product life cycles of PC systems and components. In addition, because high volumes of quality components are required for the manufacture of the Company's PC systems, the Company has experienced in the past, and expects to experience in the future, shortages and other supply constraints of key components. Such shortages or supply constraints have in the past adversely affected, and could in the future adversely affect, the Company's ability to ship products on schedule or at expected gross margins. The Company has made significant progress in changing its asset management processes where substantial improvements have been realized with minimal material shortage impact to customer orders, achieving dramatic growth in inventory turns, and industry leading "days sale of inventory" ("DSI"). The Company continues to invest in data systems tools acquisitions to further enhance sales forecasting and supply/demand planning processes. The Company has made a large investment in its new manufacturing facilities to further reduce the risks of having excess inventory or inability to produce customer orders. To continue its successful improvements, the Company must accurately utilize these new processes, facilities and tools to improve its forecast demand for its PC products and obtain adequate, but not excessive, supplies of components to meet actual demand. The failure of the Company to manage its inventories effectively could result in excess PC inventories, inventory obsolescence, component shortages and untimely shipment of products, any of which could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

  Dependence on Key Sources of Supply

     The Company focuses on providing PC systems that feature components and software incorporating the latest technological developments in the PC industry, which components are periodically in short supply and are available from sole or a limited number of suppliers. As a result, the Company has experienced in the past, and expects to experience in the future, shortages in the components used in its PC systems. The microprocessors used in the Company's PC systems are manufactured exclusively by Intel and, from time to time, the Company has been unable to obtain sufficient quantities of certain Intel microprocessors. In addition, a significant portion of the RAM components used in the Company's PC systems are supplied by MTI, and the Company generally relies on MTI to supply the latest memory densities and configurations available. The Company relies, to a certain extent, upon its suppliers' abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the PC industry. The Company's reliance on a limited number of suppliers and on a strategy of incorporating the latest technological developments into its PC systems involves several risks, including the possibility of shortages and/or increases in costs of components and software, and risk of reduced control over delivery schedules, which could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

     The Company's notebook products are currently assembled in part by third-party manufacturers. These outsourcing arrangements and any future outsourcing arrangements that the Company may enter into may reduce the direct control the Company has over certain components and the assembly of such products. There can be no assurance that the outsourcing arrangements will not result in quality problems or affect the ability to ship such products on a timely basis or the flexibility of the Company to respond to changing market conditions.

   Acquisitions

     In the fourth quarter of fiscal 1999, the Company acquired all of the outstanding common stock of HostPro for approximately $21.9 million and the property and equipment of MIS, for its book value of approximately $2.2 million. HostPro is a web and applications hosting provider. The HostPro acquisition was accounted for as a purchase, and the purchase price was allocated to the net assets acquired, including identified intangible assets and in-process research and development, and goodwill based on their fair values as determined by and independent appraiser. MIS is a provider of dedicated, nationwide dial-up and broadband Internet access, virtual private networks ("VPN") solutions, and e-commerce services to small and medium-sized businesses, public organizations and consumers. The MIS asset purchase was accounted for at historical cost. The Company is performing an ongoing evaluation regarding the nature and scope of the operations of HostPro and MIS as well as considering various short and long-term strategies as to whether and to what extent integration, reconfiguration or other modifications of the separate businesses is appropriate following the acquisition. There can be no assurance that the integration, reconfiguration or other modification, if any, of HostPro or MIS will not have a material adverse effect on the Company's business, financial position, results of operations and cash flows. In addition, there can be no assurance the Company will realize the anticipated benefits associated with the acquisition, including, but not limited to, retention of key personnel, acceptance of HostPro and MIS e-Services in the market, technology, intellectual property rights, increased market presence of a broader e-Services offering and economies of providing certain administrative support functions.

   State Taxation

     During the third quarter of fiscal 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states. In association therewith, the Company is party to agreements with nearly all states which generally limit the liability of the Company, if any, for non-remittance of sales and use taxes prior to such agreements' effective dates. The Company has previously accrued a liability for the estimated settlement cost of issues related to sales and use taxes not covered by such agreements. Management believes the resolution of any matters relating to the non-remittance of sales or use will not materially effect the business, financial position, results of operations and cash flows.

SpecTek Operations
------------------

   Dependence on Component Recovery Agreement with MTI

     Effective September 2, 1999, the Company and MTI entered into an amended and restated Component Recovery Agreement (the "Component Recovery Agreement") which expires August 30, 2001, unless terminated earlier as described below. Under the Component Recovery Agreement, MTI is required to offer to the Company all of the nonstandard memory components produced at MTI's semiconductor operations. The Component Recovery Agreement provides that the cost of components obtained from MTI will be negotiated on a quarterly basis, but in no event will the cost be less than 50% of pre-tax net income. The maximum cost payable by the Company to MTI for components during fiscal 2000 will be as follows: first quarter, 50% of pre-tax net income; second quarter, 62.5% of pre-tax net income; third quarter, 75% of pre-tax net income; and fourth quarter, 87.5% of pre-tax net income. The cost to the Company for components obtained from MTI during fiscal 2001 is not subject to any maximum amount. There can be no assurance that the amounts payable by the Company to MTI for components as contemplated under the Component Recovery Agreement would be more favorable than the maximum amounts stated in this paragraph. The quarter to quarter increase in maximum cost to the Company to obtain components from MTI under the Component Recovery Agreement could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

     The Component Recovery Agreement also provides that MTI will make commercially reasonable efforts to obtain for the Company nonstandard memory components produced by TECH Semiconductor Singapore Pte. Ltd. and KMT Semiconductor Limited, joint venture companies in which MTI is affiliated. The Company, MTI and the joint venture companies may agree to utilize a pricing matrix based on effective yields and worldwide average sales prices in order to establish prices for the components from the joint venture companies. In such case, the price paid by the Company for components from the joint ventures will be determined under the matrix, rather than as a percentage of pre-tax net income.

     Under the Component Recovery Agreement, at the commencement of the second quarter of fiscal 2000 the Company has an option to require MTI to purchase the property and equipment of SpecTek Operations for a purchase price equal to net book value. At the commencement of fiscal 2001, MTI has an option to require the Company to sell the property and equipment of SpecTek Operations under the same terms and conditions. Additionally, the Company has an option to require MTI to purchase, and MTI has the option to require the Company to sell, the assets of SpecTek Operations at book value if MTI's ownership in the Company falls below 50% or if an unrelated third party acquires more than 30% of the Company. The Component Recovery Agreement would terminate if MTI purchases the property and equipment of SpecTek operations pursuant to the exercise of the above described options.

     Historically, during various reporting periods, SpecTek Operations has had a significant positive impact on the Company's results of operations and cash flows. The expiration of the Component Recovery Agreement, or the sale of the property and equipment of SpecTek Operations to MTI, could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. A substantial majority of the components used in SpecTek Operations were obtained from MTI under the former Component Recovery Agreement. In 1999, 1998 and 1997, the Company obtained 82%, 75%, and 74%, respectively, of its components from MTI's semiconductor manufacturing facilities. Additionally, in fiscal 1999, the Company obtained approximately 17.7% of its components from MTI's joint venture affiliates. Many semiconductor manufacturers other than MTI are reluctant to sell nonstandard memory components because such components could compete with their full specification memory components for similar applications. In addition, some manufacturers are concerned that subsequent testing performed by a recovery operation could reveal proprietary data regarding manufacturing yields and processes. As a result, there can be no assurance that the Company would be able to negotiate future purchases of components on terms acceptable to the Company after expiration of the Component Recovery Agreement.

   Pricing of Memory Products

     Pricing for SpecTek Operations' semiconductor memory products fluctuates, to a large degree, based on industry-wide pricing for semiconductor memory products. Historically, the Company has experienced significant declines in the average selling prices of its SpecTek Operations' semiconductor memory products as industry-wide average selling prices for full specification semiconductor memory products experienced sharp declines. The Company believes that such declines in average selling prices of semiconductor memory products were due primarily to changes in the balance of supply and demand for these commodity products and changes in relative weakness or strength of certain currencies, and the Company is unable to predict the impact of semiconductor memory product market dynamics in future periods. Due to increased market risk associated with holding purchased memory components in inventory, the Company has experienced in the past, and may experience in the future, losses from write-downs of memory component inventories in periods of declining prices. Further declines in pricing for semiconductor memory products would likely result in declines in average selling prices of SpecTek Operations' semiconductor memory products, which could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

   Memory Product Transition

     The semiconductor memory industry is characterized by, among other things, rapid technological change, frequent product introductions and enhancements, difficulties experienced in transitioning to new products, relatively short product life cycles and volatile market conditions. During periods of product transition, SpecTek Operations has experienced in the past, and may experience in the future, significant increases in component test times and corresponding decreases in throughput. Future gross margins could be adversely affected if the Company is unable to effectively transition to new products in a timely fashion.

Exclusive Sales Representative Agreement

     Effective September 2, 1999, the Company and Micron Semiconductor Products, Inc. ("MSP"), a subsidiary of MTI, entered into an exclusive sales agreement (the "sales agreement") under which MSP will serve as exclusive sales representatives for SpecTek Operations' memory products. The failure of MSP to perform its obligations under the sales agreement, including but not limited to the sale of all SpecTek Operations' memory products, could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Substantially all of the Company's liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is not affected by changes in market interest rates. As of September 2, 1999, approximately 25% of the Company's liquid investments mature within three months and the remainder within one year. As of September 2, 1999, the Company believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values and has the ability and intent to hold these instruments to maturity. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal.

     The Company uses the U.S. Dollar as its functional currency. Aggregate transaction gains and losses included in the determination of net income have not been material.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    Page
                                                                                                    ----
Consolidated Financial Statements:

  Consolidated Statements of Income for the Fiscal Years Ended September 2, 1999,
     September 3, 1998 and August 28, 1997                                                            26

  Consolidated Statements of Comprehensive Income for the Fiscal Years Ended September 2, 1999,
     September 3, 1998 and August 28, 1997                                                            26

  Consolidated Balance Sheets as of September 2, 1999 and September 3, 1998                           27

  Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended September 2, 1999,
     September 3, 1998 and August 28, 1997                                                            28

  Consolidated Statements of Cash Flows for the Fiscal Years Ended September 2, 1999,
     September 3, 1998 and August 28, 1997                                                            29

  Notes to Consolidated Financial Statements                                                          30

  Quarterly Financial Information (Unaudited)                                                         44

  Report of Independent Accountants                                                                   45

Financial Statement Schedule:

   Schedule II--Valuation and Qualifying Accounts for the Fiscal Years Ended September 2, 1999,
     September 3, 1998 and August 28, 1997                                                            49

Micron Electronics, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

Fiscal year ended                                                           September 2, 1999  September 3, 1998   August 28, 1997
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                          $1,437,829         $1,733,432        $1,955,783
Cost of goods sold                                                                  1,167,584          1,511,278         1,618,037
                                                                                   ----------         ----------        ----------
Gross margin                                                                          270,245            222,154           337,746
Selling, general and administrative                                                   218,970            284,292           198,217
Research and development                                                                4,521             10,138             9,621
Other expense (income), net                                                             3,533             11,618            (6,550)
                                                                                   ----------         ----------        ----------
Operating income (loss)                                                                43,221            (83,894)          136,458
Gain on sale of MCMS common stock                                                           -            156,222                 -
Interest income, net                                                                   15,897             13,776             7,896
                                                                                   ----------         ----------        ----------
Income before taxes                                                                    59,118             86,104           144,354
Income tax provision                                                                   22,594             38,151            57,092
                                                                                   ----------         ----------        ----------
Net income                                                                         $   36,524         $   47,953        $   87,262
                                                                                   ==========         ==========        ==========

Earnings per share:
  Basic                                                                            $     0.38         $     0.50        $     0.93
  Diluted                                                                                0.38               0.50              0.92

Number of shares used in per share calculation:
  Basic                                                                                96,127             95,657            94,118
  Diluted                                                                              96,633             96,027            94,649


Consolidated Statements of Comprehensive Income
(Amounts in thousands)

Fiscal year ended                                                           September 2, 1999  September 3, 1998   August 28, 1997
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                         $   36,524         $   47,953        $   87,262
                                                                                   ----------         ----------        ----------
Other comprehensive income (loss):
  Reclassification adjustment for loss (gain)
     included in net income                                                               (31)             2,514                 -
  Foreign currency translation                                                             (6)            (1,845)             (632)
                                                                                   ----------         ----------        ----------
                                                                                          (37)               669              (632)
                                                                                   ----------         ----------        ----------
Comprehensive income                                                               $   36,487         $   48,622        $   86,630
                                                                                   ==========         ==========        ==========

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except par share amounts)

As of                                                                      September 2, 1999      September 3, 1998
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                         $  200,950             $  328,537
Liquid investments                                                                   137,528                 29,204
Receivables                                                                          152,658                128,269
Inventories                                                                           17,521                 30,848
Deferred income taxes                                                                 14,819                 19,172
Other current assets                                                                  20,590                  2,432
                                                                                  ----------             ----------
Total current assets                                                                 544,066                538,462
Property, plant and equipment, net                                                   159,859                147,912
Deferred income taxes                                                                      -                  2,748
Other assets                                                                          29,606                  3,321
                                                                                  ----------             ----------
Total assets                                                                      $  733,531             $  692,443
                                                                                  ==========             ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                                220,094             $  214,930
Accrued licenses and royalties                                                        20,231                 18,585
Current debt                                                                           7,000                 16,798
                                                                                  ----------             ----------
Total current liabilities                                                            247,325                250,313
Long-term debt                                                                         5,001                 11,730
Deferred income taxes                                                                 11,926                      -
Other liabilities                                                                     10,780                 13,506
                                                                                  ----------             ----------
Total liabilities                                                                    275,032                275,549
                                                                                  ----------             ----------
Commitments and contingencies
Common stock, $.01 par value, authorized 150.0 million shares; issued
  and outstanding 96.3 million and 95.9 million shares, respectively                     963                    959
Additional capital                                                                   127,951                122,837
Retained earnings                                                                    329,585                293,061
Accumulated other comprehensive income                                                     -                     37
                                                                                  ----------             ----------
Total shareholders' equity                                                           458,499                416,894
                                                                                  ----------             ----------
Total liabilities and shareholders' equity                                        $  733,531             $  692,443
                                                                                  ==========             ==========

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Statements of Shareholders' Equity
(Dollars and shares in thousands)

Fiscal year ended                                            September 2, 1999        September 3, 1998          August 28, 1997
                                                             Shares     Amount        Shares     Amount          Shares    Amount
---------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance at beginning of year                                  95,863  $    959         95,555  $    956           92,473 $    925
Stock sold                                                       184         2            254         2            3,135       31
Purchase and retirement of stock                                   -         -            (14)        -             (127)      (1)
Stock options                                                    225         2             68         1               74        1
                                                             -------  --------        -------  --------          ------- --------
Balance at end of year                                        96,272  $    963         95,863  $    959           95,555 $    956
                                                             =======  ========        =======  ========          ======= ========

ADDITIONAL CAPITAL
Balance at beginning of year                                          $122,837                 $120,108                  $ 69,392
Stock sold                                                               1,412                    1,912                    49,895
Purchase and retirement of stock                                             -                      (15)                     (108)
Stock options                                                            3,295                      801                       713
Tax effect of stock purchase plans                                         407                       31                       216
                                                                      --------                 --------                  --------
Balance at end of year                                                $127,951                 $122,837                  $120,108
                                                                      ========                 ========                  ========

RETAINED EARNINGS
Balance at beginning of year                                          $293,061                 $245,139                  $158,143
Purchase and retirement of stock                                             -                      (31)                     (266)
Net income                                                              36,524                   47,953                    87,262
                                                                      --------                 --------                  --------
Balance at end of year                                                $329,585                 $293,061                  $245,139
                                                                      ========                 ========                  ========

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of year                                          $     37                 $   (632)                 $      -
Other comprehensive income                                                 (37)                     669                      (632)
                                                                      --------                 --------                  --------
Balance at end of year                                                $      -                 $     37                  $   (632)
                                                                      ========                 ========                  ========

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

Fiscal year ended                                                           September 2, 1999  September 3, 1998   August 28, 1997
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $    36,524        $    47,953       $    87,262
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                                     31,883             39,166            35,399
     Gain on sale of MCMS common stock                                                      -           (156,222)                -
     Write-down of and losses from sales of fixed assets                                4,186              8,653               347
     Write-off of purchased in-process research and development                         1,000                  -             3,938
     Changes in operating assets and liabilities, net of
      the effect
       of the sale of MCMS and acquisition transactions:
       Receivables                                                                    (23,367)            51,179           (41,608)
       Inventories                                                                     13,635             61,050           (37,077)
       Other current assets                                                           (18,158)             1,328            (1,626)
       Deferred income taxes                                                           16,900              6,360            15,797
       Accounts payable and accrued expenses                                            5,345            (44,990)           59,111
       Accrued licenses and royalties                                                   1,646            (17,330)            8,793
       Other                                                                           (2,471)               383              (222)
                                                                                  -----------        -----------       -----------
Net cash provided by (used for) operating activities                                   67,123             (2,470)          130,114
                                                                                  -----------        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment                                        (52,438)           (67,290)         (105,752)
Proceeds from sales of property, plant and equipment                                    3,193              6,339             3,913
Purchases of held-to-maturity investment securities                                  (205,294)           (52,527)          (10,073)
Proceeds from maturities of investment securities                                      98,391             34,000                 -
Proceeds from sale of MCMS, net of MCMS cash                                                -            235,884                 -
Acquisitions, net of cash acquired                                                    (21,348)                 -           (16,068)
Other                                                                                  (4,530)            (2,091)             (915)
                                                                                  -----------        -----------       -----------
Net cash provided by (used for) investing activities                                 (182,026)           154,315          (128,895)
                                                                                  -----------        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                    -              1,718            21,799
Repayments of debt                                                                    (17,818)           (11,162)           (4,874)
Proceeds from issuance of common stock                                                  4,836              2,716            50,640
Purchase and retirement of stock                                                            -                (46)             (375)
Other                                                                                       -                (94)             (313)
                                                                                  -----------        -----------       -----------
Net cash provided by (used for) financing activities                                  (12,982)            (6,868)           66,877
                                                                                  -----------        -----------       -----------
Net increase (decrease) in cash and cash equivalents                                 (127,885)           144,977            68,096
Effect of exchange rate changes on cash and cash equivalents                              298               (375)                -
Cash and cash equivalents at beginning of year                                        328,537            183,935           115,839
                                                                                  -----------        -----------       -----------
Cash and cash equivalents at end of year                                          $   200,950        $   328,537       $   183,935
                                                                                  ===========        ===========       ===========

SUPPLEMENTAL DISCLOSURES
Income taxes paid, net of amounts recovered                                       $     5,237        $    39,570       $    50,997
Interest paid, net of amounts capitalized                                                 334                197               776

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except per share amounts)

Significant Accounting Policies

     Business: Micron Electronics, Inc. and its subsidiaries (collectively, the "Company"), provide products and services through three distinct segments. The Company's PC Systems segment manufactures a wide variety of desktop, notebook, and server systems. In addition, the segment also resells hardware services and Internet access services provided through third parties. This segment also includes web and applications hosting, dedicated dial-up, broadband nationwide Internet access, virtual private networks, and e-commerce services to consumer, commercial and government customers. The Company also provides memory products through its SpecTek Operations segment, which specializes in memory component recovery and markets the products for specific applications. The Company's MCMS segment primarily reflects activity of the Company's custom manufacturing business, which was sold on February 26, 1998.

     Basis of presentation: The financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year is the 52 or 53 week period ending on the Thursday closest to August 31. The fiscal year ended September 2, 1999 contained 52 weeks compared to 53 weeks in fiscal year 1998 and 52 weeks in fiscal year 1997. As of September 2, 1999, the Company was 63.2% owned by Micron Technology, Inc. ("MTI").

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

     Revenue recognition: Revenue from product sales to customers is generally recognized upon shipment. A provision for estimated sales returns is recorded in the period in which the sales are recognized. Revenue from web services is recognized as the services are performed. Revenue from service and support contracts for which the Company is primarily obligated is recognized over the term of the contract. Revenue from sales of third party service contracts for which the Company is not obligated is recognized at the time of sale.

     Earnings per share: The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" in fiscal 1998. Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options.

     Comprehensive income: In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires the Company to disclose accumulated other comprehensive income or loss (excluding net income or loss) as a separate component of shareholders' equity.

     Financial instruments: Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash equivalents, liquid investments, receivables, other assets, accounts payable and accrued expenses and debt are considered by the Company to be reasonable approximations of their fair values, based on information available to management as of September 2, 1999. The use of different assumptions could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential taxes or other expenses that would be incurred in an actual settlement.

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

     Property, plant and equipment: Property, plant and equipment, including software, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 30 years for buildings and 2 to 10 years for equipment and software. Effective September 4, 1998, the Company revised its estimated useful lives of certain information technology assets, including enterprise software, enterprise hardware and telecommunications systems. The original estimated lives of these assets was two and three years, with the revised lives extended to five years, on a prospective basis, which more accurately reflects their actual useful lives. For fiscal 1999, the effect of this change was to reduce depreciation and amortization by $3.9 million ($2.5 million net of tax). The Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in fiscal 1999. SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. As a result of adopting SOP 98-1, the Company capitalized $2.7 million of internal software development costs in fiscal 1999.

     Goodwill and other intangibles: Goodwill and other intangibles ("intangibles") are being amortized on a straight-line basis over the expected useful lives, not exceeding 10 years. If events occur which could indicate that impairment of the carrying value of the intangibles has occurred, the Company will review the intangibles based on the expected future cash flows. Should this review indicate that the carrying value of the intangibles will not be recoverable, the carrying value will be reduced to the estimated recoverable amount.

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


     Foreign currency: The Company uses the U.S. Dollar as its functional currency, except for its former operations in Japan and Malaysia. The assets and liabilities of those operations are translated into U.S. Dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate transaction gains and losses included in the determination of net income are not material for any period presented.

     Recently issued accounting standards: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked-to-market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. Implementation of SFAS No. 133 is required for the Company by the first quarter of 2001. The Company is currently evaluating the effect SFAS 133 will have on its future results of operations and financial position.

     Reclassifications: Certain reclassifications have been made, none of which affected net income, to present the statements on a consistent basis.

Gain on Sale of MCMS Common Stock

     On February 26, 1998, the Company completed the sale of 90% of its interest in MCMS, Inc. ("MCMS"), formerly Micron Custom Manufacturing Services, Inc. and a wholly owned subsidiary of the Company. The sale was structured as a re-capitalization of MCMS (the "Re-capitalization"), whereby Cornerstone Equity Investors IV, L.P., other investors and certain members of MCMS'

Micron Electronics, Inc.
Notes to Consolidated Financial Statements - Continued
(Tabular amounts in thousands, except per share amounts)


management, including Robert F. Subia, then a director of the Company, acquired the 90% interest in MCMS. In exchange for the 90% interest in MCMS, the Company received $249.2 million in cash. Results of operations in 1998 include a pre-tax gain of $156.2 million ($94.5 million or $0.98 per diluted share, net of taxes) realized from the sale. Subsequent to the Re-capitalization of MCMS, the Company owns a 10% interest in MCMS, which is accounted for by the Company on the cost basis. Accordingly, results of operations of MCMS subsequent to February 26, 1998 have been excluded from the Company's results of operations.

Acquisitions

     On August 2, 1999, the Company acquired all of the outstanding common stock of NetLimited, Inc., d.b.a. HostPro, for $21.9 million in cash. As part of the purchase agreement, the purchase price will be increased or decreased by up to 10% depending on the number of subscriber accounts as of February 24, 2000. HostPro is an Internet content and applications hosting company targeted at small and medium-sized businesses. The acquisition was accounted for as a purchase, and the purchase price was allocated to the net assets acquired, including identified intangible assets and in-process research and development, based on their fair values. The Company's results of operations for fiscal 1999 include the results of operations of HostPro since the August 2, 1999 acquisition date.

     The fair value of HostPro's technology was determined by an independent appraiser through an analysis using a risk adjusted cash flow model. The analysis estimated future cash flows derived from the technology or products incorporating the technology. These cash flows were discounted taking into account the life expectancy of the technology and risks related to existing and future markets. Technology was segregated into that which was determined to be completed (those currently technologically feasible but that may require adjustments or relatively minor enhancements) and in-process (technologies that require additional research and development efforts to reach technological feasibility). Estimated future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability, stage of completion, work required to establish feasibility, and to the completion of products ultimately to be marketed by the Company. The analysis resulted in the allocation of $1.0 million of purchase price to in-process research and development. In management's opinion, the acquired in-process research and development had not yet reached a stage where feasibility, delivery or product features were certain and had no alternative future use. As a result, acquired in-process research and development was charged to expense during the fourth quarter of fiscal 1999.

     On September 2, 1999, the Company purchased the property and equipment of Micron Technology, Inc.'s Internet service operating division, Micron Internet Services ("MIS"), for $2.2 million in cash. The transaction was accounted for at historical cost. The assets will be depreciated over their remaining useful lives. MIS is a provider of dedicated, nationwide dial-up and broadband Internet access, VPN solutions, and e-commerce services to small and medium sized business, public organizations and consumers.

     A summary of the net assets acquired at the acquisition dates, including deferred tax effects is as follows:

Asset                                                                Fair Value
-------------------------------------------------------------------------------

In-process research and development                                  $    1,000
Property and equipment                                                    2,812
Goodwill and other intangibles                                           22,786
Net current liabilities                                                    (401)
Net deferred tax liability                                               (2,127)
                                                                     ----------
                                                                     $   24,070
                                                                     ==========

     The following unaudited pro forma information reflects the results of the Company's operations for the years ended September 2, 1999 and September 3, 1998 as if the acquisitions of HostPro and MIS had occurred at the beginning of fiscal 1999 and at the beginning of fiscal 1998, after giving effect to certain adjustments, including amortization of acquired technology, depreciation, and related income tax effects. The pro forma adjustments exclude the effect of the non-recurring charge of $1 million for purchased in-process research and development recorded by the Company in fiscal 1999 following consummation of the acquisition. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of fiscal 1999 or at the beginning of fiscal 1998 or operating results which may occur in the future.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements - Continued
(Tabular amounts in thousands, except per share amounts)


                                                  Unaudited            Unaudited
Fiscal year ended                         September 2, 1999    September 3, 1998
--------------------------------------------------------------------------------
Net sales                                      $  1,449,886         $  1,740,168
Gross margin                                        281,022              228,458
Net income                                           34,110               44,898

Earnings per share:
  Basic                                                0.35                 0.47
  Diluted                                              0.35                 0.47

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

     The fair value of NetFRAME's technology was determined by an independent appraiser through an analysis using a risk adjusted cash flow model. The analysis estimated future cash flows derived from the technology or products incorporating the technology which were discounted taking into account risks related to existing and future markets and assessment of the life expectancy of such technology. Technology was segregated into that which was determined to be completed (those currently technologically feasible but that may require adjustments or relatively minor enhancements) and in process (technologies that require additional research and development efforts to reach technological feasibility). The analysis resulted in the allocation of $0.8 million of purchase price to completed technology, which was capitalized and amortized using the straight-line method over the estimated useful life of 30 months. In-process research and development was valued by an independent appraiser using the same methodology as completed technology. Estimated future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability, work required to establish feasibility, and to the completion of products ultimately to be marketed by the Company. The analysis resulted in the allocation of $3.9 million of purchase price to in-process research and development. In management's opinion, the acquired in-process research and development had not yet reached a stage where feasibility, delivery or product features were certain at July 18, 1997 and had no alternative future use. As a result, acquired in-process research and development was charged to expense during the fourth quarter of fiscal 1997. Additionally, $0.6 million of purchase price was allocated to other identified intangible assets, which were capitalized and amortized using the straight-line method over the estimated useful lives of 30 months.

     In the second quarter of 1998, the Company wrote-off the remaining book value of capitalized current technologies and other intangible assets as a result of the consolidation of the Company's NetFRAME enterprise server operation with its other PC operations and the discontinuance of further development of future enterprise server technologies.

Investment Securities

As of                                                                September 2, 1999   September 3, 1998
----------------------------------------------------------------------------------------------------------
Held to maturity investment securities, at amortized cost:
  Commercial paper                                                        $ 115,579              $  70,434
  State and local government                                                 80,793                 37,425
  U.S. Government agency                                                    109,792                205,007
                                                                          ---------              ---------
                                                                            306,164                312,866
Less cash equivalents                                                      (168,636)              (283,662)
                                                                          ---------              ---------
Liquid investments                                                        $ 137,528              $  29,204
                                                                          =========              =========


     Securities classified as held-to-maturity have remaining maturities of less than one year.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements - Continued
(Tabular amounts in thousands, except per share amounts)

Receivables

As of                                                                September 2, 1999   September 3, 1998
----------------------------------------------------------------------------------------------------------
Trade receivables                                                            $ 144,996           $ 122,294
Receivables from affiliates                                                      1,435                 105
Income taxes recoverable from MTI                                                6,602               3,068
Other                                                                            5,974              10,090
Allowance for doubtful accounts                                                 (3,846)             (3,709)
Allowance for returns and discounts                                             (2,503)             (3,579)
                                                                             ---------           ---------
                                                                             $ 152,658           $ 128,269
                                                                             =========           =========

Inventories

As of                                                                September 2, 1999   September 3, 1998
----------------------------------------------------------------------------------------------------------
Raw materials and supplies                                                   $   5,931           $  16,144
Work in progress                                                                 8,582               4,469
Finished goods                                                                   3,008              10,235
                                                                             ---------           ---------
                                                                             $  17,521           $  30,848
                                                                             =========           =========

Property, Plant and Equipment

As of                                                                September 2, 1999   September 3, 1998
----------------------------------------------------------------------------------------------------------
Land                                                                         $   1,234           $   1,234
Buildings                                                                       38,081              34,826
Equipment and software                                                         152,363             145,310
Assets in progress                                                              52,816              38,197
                                                                             ---------           ---------
                                                                               244,494             219,567
Less accumulated depreciation and amortization                                 (84,635)            (71,655)
                                                                             ---------           ---------
                                                                             $ 159,859           $ 147,912
                                                                             =========           =========

Accounts Payable and Accrued Expenses

As of                                                                September 2, 1999   September 3, 1998
----------------------------------------------------------------------------------------------------------
Trade accounts payable                                                       $ 150,957           $ 146,124
Payable to affiliates                                                           31,055              20,601
Salaries, wages and benefits                                                    16,850              20,496
Income taxes payable                                                                36                  92
Equipment contracts payable                                                          -               3,884
Accrued warranty                                                                11,658              17,128
Other                                                                            9,538               6,605
                                                                             ---------           ---------
                                                                             $ 220,094           $ 214,930
                                                                             =========           =========

Micron Electronics, Inc.
Notes to Consolidated Financial Statements - Continued
(Tabular amounts in thousands, except per share amounts)

Debt

As of                                                                    September 2, 1999   September 3, 1998
--------------------------------------------------------------------------------------------------------------
Notes payable in periodic installments through September 2001,
  weighted average interest rate of 7.85% and 7.63%, respectively                  $ 9,722            $ 16,068
Capitalized lease obligations payable in monthly installments through
  October 2002, interest rate of 7.61% and 7.28%, respectively                       2,279               4,284
Amounts outstanding under revolving loan agreement, due June 1999,
  variable interest of 1.34%                                                             -               8,176
                                                                                   -------            --------
                                                                                    12,001              28,528
Less current portion                                                                (7,000)            (16,798)
                                                                                   -------            --------
                                                                                   $ 5,001            $ 11,730
                                                                                   =======            ========

     The Company has an unsecured credit agreement, expiring June 2001, with a group of financial institutions providing for borrowings totaling $100.0 million. As of September 2, 1999, the Company was eligible to borrow the full amount under the agreement, but had no borrowings outstanding. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company.

     The Company's wholly-owned subsidiary, Micron Electronics Japan K.K., had an unsecured revolving credit facility with a financial institution, expiring June 1999, providing for borrowings of up to 1.5 billion Japanese yen (US $11.1 million at September 3, 1998). As of September 2, 1999, the Company had paid the outstanding balance in full and canceled the credit facility.

     Certain of the Company's notes payable are collateralized by equipment with a total cost of $19.2 million and accumulated depreciation of $12.2 million as of September 2, 1999. Equipment under capital leases net of accumulated amortization was $0.3 million as of September 2, 1999. Maturities of debt and future minimum lease payments are as follows:

                                                              Notes     Capital
Fiscal year                                                 Payable       Lease
-------------------------------------------------------------------------------

2000                                                        $4,824       $2,291
2001                                                         4,806           99
2002                                                            92           10
Less interest                                                    -         (121)
                                                            ------       ------
                                                            $9,722       $2,279
                                                            ======       ======

     Interest income is net of approximately $0.4 million, $0.05 million, $1.1 million of interest expense in 1999, 1998 and 1997, respectively. Construction period interest of approximately $0.9 million, $2.0 million and $1.0 million was capitalized in 1999, 1998 and 1997, respectively.

Other Expense (Income), Net

     Other expense in fiscal 1999 included $3.5 million of costs ($3.9 million reported in the second quarter of 1999 less a $0.4 million revision in estimate in the fourth quarter of 1999 as a result of completing the closure) associated with the Company's closure of its Micron Electronics Japan K.K.'s operation. The charge includes those costs associated with employee payroll and severance of $1.3 million for approximately 45 employees, fixed asset write-downs of $1.0 million, lease obligations of $0.4 million, pre-committed advertising of $0.2 million, and $0.6 million for other closure related costs. All of the closure liabilities had been settled by September 2, 1999.

     Other expense, net in fiscal 1998 included $11.1 million of costs ($13.0 million recorded in the second quarter of fiscal 1998 less a $1.9 million revision in estimate in the fourth quarter of 1998 as a result of completing the realignment) associated with the Company's actions to realign its PC operations to concentrate on its core markets and customers. Such actions include the consolidation of the Company's domestic and international PC operations and the reduction of 10% of its workforce, or approximately 450 employees, from generally all areas of the Company. The realignment costs consisted of $6.7 million associated with employee termination benefits, $1.8 million for the write-down of equipment and leasehold improvements, $1.0 million in

Micron Electronics, Inc.
Notes to Consolidated Financial Statements - Continued
(Tabular amounts in thousands, except per share amounts)


estimated costs for claims related to the realignment, $0.7 million in aggregate costs associated with vacating a leased facility in Milpitas, California, two international sales offices and an outlet store in Minneapolis, Minnesota, $0.6 million for the write-off of current technologies and $0.3 million for the write-off other intangible assets (consisting of customer lists, trade names, workforce and distribution and other contracts) associated with the Company's NetFRAME enterprise servers. The realignment was substantially complete and all costs incurred by September 3, 1998.

     Other expense for 1998 also included $5.2 million for the write-off of capitalized costs associated with abandoned internal use enterprise software development projects. The software included an order entry system, an order configuration tool, and part of a material requirements planning package. The software was abandoned after the Company concluded such software lacked the functionality desired by the Company. The Company also recognized a benefit resulting from a net rebate of $4.4 million associated with a change of providers of on-site service contracts for the Company's domestic desktop installed base.

Stock Purchase and Incentive Plans

     The Company's 1995 Employee Stock Purchase Plan (the "Plan") allows eligible employees of the Company to purchase shares of common stock through payroll deductions. The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each six month offering period and are restricted from resale for a period of one year from the date of purchase. Purchases are limited to 20% of an employee's eligible compensation. A total of 2,500,000 shares are reserved for issuance under the plan, of which approximately 692,000 shares had been issued as of September 2, 1999. Shares issued under the Plan during 1999, 1998 and 1997 were approximately 184,000, 237,000 and 135,000, respectively.

     In December 1994, ZEOS awarded shares of its common stock to certain of its employees subject to their continued employment. Compensation expense was recognized over the vesting period based upon the fair market value of the stock at the date of award. To satisfy this award, the Company issued approximately 151,000 shares of the Company's common stock in January 1996.

     The Company's 1995 Stock Option Plan (the "Option Plan") provides for the granting of incentive and non-statutory stock options. As of September 2, 1999, there were 10,000,000 shares of common stock reserved for issuance under the Option Plan. Exercise prices of the incentive and non-statutory stock options are 100% of the fair market value of the Company's common stock on the date of grant. Prior to April 28, 1999 exercise prices of the incentive and non-statutory stock options were generally issued at 100% and 85%, respectively, of the fair market value of the Company's common stock on the date of grant. Stock options granted to employees and executive officers after April 28, 1999 typically have a term of ten years and vest twenty-five percent each year for four years from the date of grant. Stock options granted to employees and executive officers prior to April 28, 1999 typically have a term of six years and vest twenty percent each year for five years from the date of grant.

     On March 19, 1998, the Board of Directors approved an option re-pricing program pursuant to which all employees, except certain executive officers, could exchange outstanding options under the Option Plan for new options having an exercise price equal to the average closing price of the Company's common stock for the five business days preceding April 3, 1998 and having generally the same terms and conditions, including vesting and expiration terms, as the options exchanged. The exercise price of the options reissued under the Company's option re-pricing program is $13.06 per share.

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

Micron Electronics, Inc.
Notes to Consolidated Financial Statements - Continued
(Tabular amounts in thousands, except per share amounts)

     Option activity is summarized as follows (amounts in thousands, except per share amounts):

Fiscal Year Ended                             September 2, 1999     September 3, 1998      August 28, 1997
-------------------------------------------------------------------------------------------------------------
                                                         Weighted              Weighted              Weighted
                                                          average               average               average
                                                Number   exercise     Number   exercise     Number   exercise
                                             of shares      price  of shares      price  of shares      price
                                             --------------------  --------------------  --------------------
  Outstanding at beginning of year               5,292     $12.56      3,559     $16.98      1,908     $13.70
  Granted                                        3,713      12.77      5,842      13.20      1,926      19.90
  Exercised                                       (218)     12.28        (68)     11.37        (75)      9.49
  Terminated or canceled                        (1,339)     13.21     (4,041)     17.40       (200)     16.52
                                                ------                ------                 -----
  Outstanding at end of year                     7,448      12.56      5,292      12.56      3,559      16.98
                                                ======                ======                 =====
  Exercisable at end of year                     1,426      12.86        747      13.24        473      14.45
  Shares available for future grant under
     the Option Plan                             2,390                 4,764                 1,416

     The following table summarizes information about the Company's stock options outstanding as of September 2, 1999 (amounts in thousands, except per share amounts):

                                                           Options Outstanding                    Options Exercisable
-----------------------------------------------------------------------------------------------------------------------
                                                                Weighted        Weighted                       Weighted
                                                                 average         average                        average
                                                Number         remaining        exercise            Number     exercise
Range of exercise prices                     of shares      life (years)           price         of shares        price
-----------------------------------------------------------------------------------------------------------------------
  Less than $10.00                               1,035              5.96            9.42               219         9.11
  $10.01 - $15.00                                5,526              5.80           12.35               985        12.47
  $15.01 - $20.00                                  709              5.04           17.25               193        17.60
  Greater than $20.00                              178              5.43           21.99                29        22.42
                                                 -----                                               -----
                                                 7,448                                               1,426
                                                 =====                                               =====

     The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The Company continues to measure compensation expense for its stock-based employee compensation using the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees."

     The fair value of options at date of grant is estimated using the Black-Scholes options pricing model. The weighted average assumptions and resulting fair values at date of grant for options granted during 1999, 1998 and 1997 follow:

                                                        Stock Option Plan Shares          Employee Stock Purchase Plan Shares
                                                  -----------------------------------    -------------------------------------
                                                     1999        1998         1997           1999           1998           1999
---------------------------------------------------------------------------------------------------------------------------------
  Assumptions:
     Expected life                                3.5 years   3.3 years    3.5 years     0.5 years      0.5 years       0.5 years
     Risk-free interest rate                           5.0%         5.6%         6.2%          4.5%           5.1%            5.0%
     Expected volatility                              70.0%        70.0%        70.0%         70.0%          70.0%           70.0%
     Dividend yield                                    0.0%         0.0%         0.0%          0.0%           0.0%            0.0%

  Weighted average fair values:
     Exercise price equal to market price        $     6.88  $     6.57   $    10.68             -              -               -
     Exercise price less than market price             8.46        9.25        11.41    $     4.79     $     3.78      $     5.39

     Stock based compensation costs would have reduced pretax income by $10.9 million, $12.1 million, and $6.5 million in 1999, 1998 and 1997, respectively ($6.8 million, $7.3 million, and $4.0 million and $0.07, $0.08, and $0.04 per diluted share, respectively, net of taxes), if the fair values of all options granted subsequent to 1995 had been recognized as compensation expense on a straight-line basis over the vesting period of the grants. The pro forma effect on net income for 1999, 1998 and 1997 may not be representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to the adoption of SFAS No. 123.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements - Continued
(Tabular amounts in thousands, except per share amounts)


Retirement Plan

     The Company has a 401(k) retirement plan (the "RAM Plan") in which substantially all employees participate. Under the RAM Plan, which is administered by MTI, employees may contribute from 2% to 16% of eligible pay to various savings alternatives. The RAM Plan provides for an annual match by the Company of the first $1,500 of eligible employee contributions and for additional contributions by the Company based on the Company's financial performance. The Company's expense pursuant to the RAM Plan was approximately $2.2 million, $3.7 million, and $4.3 million in 1999, 1998 and 1997, respectively.

Transactions With Affiliates

Fiscal year ended                                                              September 2, 1999  September 3, 1998  August 28, 1997
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                $ 3,742            $18,538          $26,791
Inventory purchases                                                                       51,202             34,393           82,337
Component recovery agreement expenses                                                     65,298             27,350           44,534
Administrative services and other expenses                                                   529              1,147              934
Property, plant and equipment purchases                                                    6,634              4,395              930
Property, plant and equipment sales                                                        2,744              5,307              575
Construction management services                                                               -                  -              749

     The above transactions with affiliates include those of MCMS through February 26, 1998.

     During the fourth quarter of fiscal 1999, the Company entered into an amended and restated Component Recovery Agreement with MTI, effective September 2, 1999. The new agreement has a term of two years and requires MTI to offer to the Company components used in connection with SpecTek Operations. The cost to the Company of components obtained from MTI will be negotiated on a quarterly basis, but in no event will the cost be less than 50% of pre-tax net income generated from the sale of SpecTek Operations' products derived from such components. The maximum cost payable by the Company to MTI for components during fiscal 2000 will be as follows: first quarter, 50% of pre-tax net income; second quarter, 62.5% of pre-tax net income; third quarter, 75% of pre-tax net income; and fourth quarter 87.5% of pre-tax net income. The costs to the Company for components obtained from MTI during fiscal 2001 is not subject to any maximum amount. Additionally, in fiscal 1999, the Company obtained approximately 17.7% of its components from MTI's joint venture affiliates. At the commencement of the second quarter of fiscal 2000 the Company has an option to require MTI to purchase property and equipment of SpecTek Operations for a purchase price equal to net book value. At the commencement of fiscal 2001, MTI has an option to require the Company to sell property and equipment of SpecTek Operations under the same terms and conditions. Additionally, the Company would have an option to require MTI to purchase, and MTI would have the option to require the Company to sell, SpecTek Operations' property and equipment at book value if MTI's ownership in the Company falls below 50% or if an unrelated third party acquires more than 30% of the Company. Pursuant to the prior Component Recovery Agreement, the Company generally paid to MTI, an amount equal to one-half of the operating income generated by sales of such components

     Also during the fourth quarter of fiscal 1999, the Company acquired the property and equipment of Micron Internet Services, a division of MTI, for $2.2 million.

Commitments

     As of September 2, 1999, the Company had commitments of $5.8 million for equipment purchases and $21.6 million for software infrastructure. In addition, the Company is required to make minimum royalty payments under certain agreements and periodically enters into purchase commitments with certain suppliers.

     The Company leases various office and production facilities and certain other property and equipment, under operating lease agreements expiring through 2004, with renewals thereafter at the option of the Company. Future minimum lease payments total approximately $3.1 million and are as follows: $1.5 million in 2000, $1.0 million in 2001, $0.3 million in 2002, and $0.1 million in 2003 and 2004.

     Rental expense was approximately $3.8 million, $5.4 million, and $3.6 million in 1999, 1998 and 1997, respectively.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements - Continued
(Tabular amounts in thousands, except per share amounts)

Income Taxes

     The Company was included in the consolidated U.S. federal income tax return of MTI until June 1996, at which time the Company became a separate taxpayer. For all periods presented, the provision for income taxes is computed as if the Company were a separate taxpayer, and consists of the following:

Fiscal year ended                                            September 2, 1999   September 3, 1998  August 28, 1997
-------------------------------------------------------------------------------------------------------------------
Current:
  U.S. federal                                                         $ 5,346             $29,299          $34,722
  State                                                                    348               2,089            6,573
                                                                       -------             -------          -------
                                                                         5,694              31,388           41,295
                                                                       -------             -------          -------
Deferred:
  U.S. federal                                                          15,398               6,178           13,625
  State                                                                  1,502                 585            2,172
                                                                       -------             -------          -------
                                                                        16,900               6,763           15,797
                                                                       -------             -------          -------
Income tax provision                                                   $22,594             $38,151          $57,092
                                                                       =======             =======          =======

     The tax benefit associated with non-statutory stock options and disqualifying dispositions by employees of shares issued under the Company's and MTI's stock plans reduced taxes payable by approximately $0.4 million, $0.03 million, and $0.2 million for 1999, 1998 and 1997, respectively. Such benefits are credited to additional capital.

     A reconciliation between the income tax provision and income tax computed using the federal statutory rate follows:

Fiscal year ended                                            September 2, 1999   September 3, 1998  August 28, 1997
-------------------------------------------------------------------------------------------------------------------
U.S. federal income tax at statutory rate                              $20,691             $30,136          $50,524
State taxes, net of federal benefit and state tax credits                1,777               1,743            4,777
Valuation allowance                                                          -               4,139                -
In-process research and development                                        350                   -            1,378
Other                                                                     (224)              2,133              413
                                                                       -------             -------          -------
Income tax provision                                                   $22,594             $38,151          $57,092
                                                                       =======             =======          =======

Micron Electronics, Inc.
Notes to Consolidated Financial Statements - Continued
(Tabular amounts in thousands, except per share amounts)

  The tax effects of temporary differences and carryforwards that give rise to the deferred tax assets and liabilities are as follows:

As of                                 September 2, 1999   September 3, 1998
---------------------------------------------------------------------------
Deferred tax assets:
  Receivables and other allowances             $  4,827             $ 1,821
  Inventories                                     1,308               2,329
  Accrued expenses                                7,287              14,407
  Investment basis difference                     3,361               3,841
  Accrued compensation                            3,540               3,426
  Accrued licenses and royalties                  1,595               2,410
  Net operating loss carryforwards                5,590               4,982
  Other                                           3,104               1,086
                                               --------             -------
Total deferred tax assets                        30,612              34,302

  Valuation allowance                            (4,652)             (4,139)
                                               --------             -------
Net deferred tax assets                          25,960              30,163

Deferred tax liabilities:
  Property, plant and equipment                  (4,637)             (1,374)
  Acquired intangibles                           (2,122)
  Deferred patent charges                        (1,829)               (711)
  Other                                         (14,479)             (6,158)
                                               --------             -------
Total deferred tax liabilities                  (23,067)             (8,243)
                                               --------             -------
Net deferred taxes                             $  2,893             $21,920
                                               ========             =======

     Deferred tax liabilities of approximately $2.2 million were recorded in 1999 in connection with the acquisition of HostPro. The Company has federal operating loss carryforwards of $11.7 million (including $10.3 million and $1.4 million as a result of the NetFRAME and HostPro acquisitions, respectively) that expire beginning in 2006 and apportioned state operating loss carryforwards of $37.1 million (including $3.9 million as a result of the NetFRAME acquisition) that expire beginning in 2000. The use of pre-acquisition operating losses and tax credit carryforwards are subject to limitations imposed by the Internal Revenue Code. To the extent the amount of NetFRAME's operating loss and tax credit carryforwards available to offset future taxable income were statutorily limited, no deferred tax asset was established.

Earnings Per Share

  During fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which changed the standard for computing and presenting earnings per share. Diluted earnings per share excludes anti-dilutive employee stock options of approximately 1,189,000, 815,000 and 1,255,000 in fiscal 1999, 1998, and 1997 respectively.

  A reconciliation of the income available to common shareholders and number of common shares outstanding follows:

Fiscal year ended                                 September 2, 1999  September 3, 1998  August 28, 1997
-------------------------------------------------------------------------------------------------------
Net income available to common shareholders                 $36,524            $47,953          $87,262
                                                            =======            =======          =======
Common shares outstanding:
  Weighted average shares outstanding - basic                96,127             95,657           94,118
   Effect of dilutive stock options                             506                370              531
                                                            -------            -------          -------
  Weighted average shares outstanding - diluted              96,633             96,027           94,649
                                                            =======            =======          =======
Earnings per share:
  Basic                                                     $  0.38            $  0.50          $  0.93
  Diluted                                                      0.38               0.50             0.92

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

  During the third quarter of fiscal 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states. In association therewith, the Company is party to agreements with nearly all states which generally limit the liability of the Company, if any, for non-remittance of sales and use taxes prior to such agreements' effective dates. Management believes the resolution of any matters relating to the non-remittance of sales or use taxes prior to the balance sheet date will not have a material adverse effect on the Company's business, financial position, and results of operations and cash flows.

  The Company is currently a party to various legal actions arising out of the normal course of business, none of which is expected to have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

Operating Segment and Geographic Information

  The Company adopted Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information" in fiscal 1999. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers.

  The Company's predominant operations are to market, design, develop and manufacture personal computer systems and services and SpecTek memory products. The Company's reportable segments have been determined based on the nature of its operations, products offered to customers and information used by the Chief Operating Decision Maker as defined by SFAS 131. For 1999, the Company's two reportable segments are PC Systems and SpecTek Operations. The PC Systems segment's primary products include a wide range of desktop and notebook PC systems, multiprocessor network servers, hardware services and e-Services. The SpecTek Operations segment's primary products include DRAM's, SDRAM's, and memory modules. The MCMS segment primarily reflects activity of the Company's custom manufacturing business which was sold on February 26, 1998.

  The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Segment operating results are measured based on operating income (loss). The elimination of internal net sales primarily reflects charges from the PC system segment to SpecTek Operations and MCMS for computers and administrative services. Such charges are based on estimated costs.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements - Continued
(Tabular amounts in thousands, except per share amounts)

Fiscal year ended                                        September 2, 1999   September 3, 1998   August 28, 1997
----------------------------------------------------------------------------------------------------------------
Net Sales
  PC Systems                                                    $1,239,795          $1,497,339        $1,529,248
  SpecTek Operations                                               200,496              95,366           139,427
  MCMS                                                                   -             145,682           292,379
                                                                ----------          ----------        ----------
  Total segment sales                                            1,440,291           1,738,387         1,961,054
  Elimination of internal net sales                                 (2,462)             (4,955)           (5,271)
                                                                ----------          ----------        ----------
  Total consolidated net sales                                  $1,437,829          $1,733,432        $1,955,783
                                                                ==========          ==========        ==========
Operating Income (Loss)
  PC Systems                                                    $  (32,369)         $ (107,952)       $   76,172
  SpecTek Memory Products                                           75,683              14,287            39,449
  MCMS                                                                   -              10,663            20,837
                                                                ----------          ----------        ----------
  Total segment operating income (loss)                             43,314             (83,002)          136,458
  Elimination of intersegment income (loss)                            (93)               (892)                -
                                                                ----------          ----------        ----------
  Total segment operating income (loss)                         $   43,221          $  (83,894)       $  136,458
                                                                ==========          ==========        ==========
Capital Expenditures on Property, Plant and Equipment
  PC Systems                                                    $   42,966          $   29,705        $   66,116
  SpecTek Operations                                                 9,472              26,881            15,909
  MCMS                                                                   -              10,704            23,727
                                                                ----------          ----------        ----------
  Total segment capital expenditures                            $   52,438          $   67,290        $  105,752
                                                                ==========          ==========        ==========
Depreciation and Amortization
  PC Systems                                                    $   14,698          $   19,035        $   12,158
  SpecTek Operations                                                17,185              14,831            14,419
  MCMS                                                                   -               5,300             8,822
                                                                ----------          ----------        ----------
  Total segment depreciation and amortization                   $   31,883          $   39,166        $   35,399
                                                                ==========          ==========        ==========
Net Sales by Geographic Area
  (based on customer location)
  United States                                                 $1,267,251          $1,581,626        $1,817,608
  Non-US                                                           173,040             156,761           143,446
                                                                ----------          ----------        ----------
  Totals                                                        $1,440,291          $1,738,387        $1,961,054
                                                                ==========          ==========        ==========

Major Customers

  The Company's PC Systems Segment received approximately $260.9 million, $258.9 million and $250.5 million in net revenue for fiscal years 1999, 1998 and 1997, respectively, from a single external customer, the federal government.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements - Continued
(Tabular amounts in thousands, except per share amounts)

As of                                         September 2, 1999   September 3, 1998  August 28, 1997
----------------------------------------------------------------------------------------------------
Total Assets
  PC Systems                                           $587,987            $561,525         $518,243
  SpecTek Operations                                    156,490             130,918          115,241
  MCMS                                                        -                   -          124,862
                                                       --------            --------         --------
  Total segment assets                                  744,477             692,443          758,346
  Intersegment eliminations                             (10,946)                  -                -
                                                       --------            --------         --------
  Total consolidated assets                            $733,531            $692,443         $758,346
                                                       ========            ========         ========
Property, Plant and Equipment by Geographic Area

  United States                                        $159,847            $146,880         $185,959
  Non-US                                                     12               1,032            5,577
                                                       --------            --------         --------
  Totals                                               $159,859            $147,912         $191,536
                                                       ========            ========         ========

Micron Electronics, Inc.
Quarterly Financial Information (Unaudited)
(Tabular amounts in thousands, except per share amounts)

                                                         Fourth               Third           Second     First
                                                        Quarter             Quarter          Quarter   Quarter
--------------------------------------------------------------------------------------------------------------
1999
  Net sales                                            $333,067            $327,665         $373,600  $403,496
  Gross margin                                           76,618              61,418           63,392    68,818
  Net income                                             13,715               6,981            4,169    11,659
  Earnings per share:
     Basic                                                  .14                 .07              .04       .12
     Diluted                                                .14                 .07              .04       .12

1998
  Net sales                                            $339,022            $340,760         $494,760  $558,890
  Gross margin                                           75,179              65,303            4,458    77,214
  Net income                                             16,195               5,928           24,765     1,065
  Earnings per share:
     Basic                                                 0.17                0.06             0.26      0.01
     Diluted                                               0.17                0.06             0.26      0.01

     Results of operations in the fourth quarter of fiscal 1998 were favorably affected by $14.7 million ($8.9 million or $0.09 per diluted share, net of taxes), including a benefit to cost of goods sold of $11.8 million related to revisions of estimates for certain contingencies for product and process technology costs for two patent infringement matters based on new information learned by management in the fourth quarter of 1998 and $2.9 million for other revisions in estimates, including a $1.9 million reduction of the charge recorded in the second quarter of fiscal 1998 related to the Company's realignment of its PC operations (see below).

     In the second quarter of fiscal 1998, the Company completed the sale of 90% of its interest in MCMS, Inc. Results of operations in the second quarter of fiscal 1998 include a pre-tax gain of $156.2 million ($94.5 million or $0.99 per diluted share, after taxes) realized from the sale. Results of the operations for the second quarter of fiscal 1998 also include significant operating losses from the Company's PC operation. Selling prices for the Company's notebook products in the second quarter of fiscal 1998 decreased to a level below the Company's cost. In addition, the Company wrote down the value of notebook PC inventories that the Company purchased as a result of an overly aggressive forecast. In February 1998, the Company announced it had taken several actions to realign the Company to concentrate on its core markets and customers, including the consolidation of its domestic and international operations and the reduction of approximately 10% of it workforce. Results of operations in the second quarter of fiscal 1998 include a pre-tax charge of $13.0 million ($7.9 million or $0.08 per diluted share, net of taxes) for employee severance costs and other costs to consolidate the Company's PC operations. In the fourth quarter of fiscal 1998, the actions related to this realignment were substantially complete, and the estimated costs were reduced by $1.9 million

Micron Electronics, Inc.
Report of Independent Accountants


The Shareholders and Board of Directors
Micron Electronics, Inc.

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Micron Electronics, Inc. and its subsidiaries at September 2, 1999 and September 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 2, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                              /s/ PricewaterhouseCoopers LLP


Boise, Idaho
September 27, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information concerning the Registrant's executive officers and directors is included under the caption "Officers and Directors of the Registrant" included in PART I, Item 1 of this report. Other information required by Items 10, 11, 12 and 13 will be contained in the registrant's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after September 2, 1999, and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following are filed as a part of this report:

     Financial statements and financial statement schedules--see "Item 8. Financial Statements and Supplementary Data."

     Exhibit   Description
     -------   ----------------------------------------------------------------

     2.1       Agreement of Merger, dated as of October 30, 1994, as amended by the first amendment thereto, dated as of December 13, 1994, by and among ZEOS, MCI and MCMS (1)
     2.2       Articles of Merger, dated April 7, 1995, by and among ZEOS, MCI and MCMS (2)
     3.1       Articles of Incorporation of Registrant, as amended (3)
     3.2       Bylaws of the Registrant, as amended (5)
     10.35     1995 Stock Option Plan, as amended
     10.36     1995 Employee Stock Purchase Plan, as amended
     10.38     Form of Indemnification Agreement between the Registrant and its officers and directors (4)
     10.39     Form of Six-Month Termination Agreements for certain officers of the Registrant (4)
     10.42     Amended and Restated Component Recovery Agreement, dated
                    effective September 2, 1999, between the Company and Micron Technology, Inc. (11)
     10.44     Form of Twelve-Month Termination Agreements for certain officers of the Registrant (5)
     10.45     Form of Two-Year Termination Agreements for certain officers of the Registrant (5)
     10.47     Form of Employment and Noncompete Agreement, with 12-month termination provision, for certain officers of the Registrant (6)
     10.48     Form of Employment and Noncompete Agreement, with 6-month
                    termination provision, for certain officers of the Registrant (6)
     10.49     Addendum to Severance Agreement, dated January 23, 1998, by and between the Company and T. Erik Oaas (6)
     10.50     Addendum to Severance Agreement, dated January 12, 1998, by and between the Company and Gregory D. Stevenson (6)
     10.52     Employment Offer, dated January 10, 1998, to Joel J. Kocher (6)
     10.53     Credit Agreement, dated June 10, 1998, between the Company and certain financial institutions named therein (7)
     10.54     Agent's Resignation and Appointment Agreement, dated August 28,
                    1998, between the Company and certain financial institutions named therein (8)

     Exhibit   Description
     -------   -----------------------------------------------------------------

     10.55     Assignment and Assumption Agreement, dated September 1, 1998, between the Company and certain financial institutions named therein (8)
     10.56     Form of Employment, Severance and Noncompete Agreement for
                    Certain Officers of the Registrant (8)
     10.58     Micron Electronics, Inc. Management and Executive Incentive Plan
                    (9)
     10.59     Amendment No. 1 to Credit Agreement, dated November 5, 1998, between certain subsidiaries of the Company and certain financial institutions named therein (9)
     10.60     Guaranty Agreement, dated November 5, 1998, between certain subsidiaries of the Company and certain financial institutions named therein (9)
     10.63     Employment Offer, dated March 17, 1999 to Jill D. Smith (10)
     10.64     Employment, Severance, and Noncompete Agreement, dated March 22,
                    1999, between the Company and Jill D. Smith (10)
     10.65     Exclusive Sales Representative Agreement effective September 2,
                    1999, between Micron Electronics, Inc. and Micron Semiconductor Products, Inc. (11)
     21        Subsidiaries of the Registrant
     23        Consent of Independent Accountants
     27        Financial Data Schedule
     __________

     (1)       Incorporated by reference to Registration Statement on Form S-4
                    (File No. 33-90212), as declared effective on March 13, 1995
     (2)       Incorporated by reference to Current Report on Form 8-K, dated
                    April 7, 1995
     (3)       Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 1995
     (4)       Incorporated by reference to Annual Report on Form 10-K, as amended, for the fiscal year ended August 31, 1995
     (5)       Incorporated by reference to Annual Report on Form 10-K, as amended, for the fiscal year ended August 28, 1997
     (6)       Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 26, 1998
     (7)       Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 28, 1998
     (8)       Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended September 3, 1998
     (9)       Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended September 3, 1998
     (10)      Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 3, 1998
     (11)      Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended June 3, 1999
     (12)      Incorporated by reference to Current Report on Form 8-K, dated
                    September 2, 1999

(b)  Reports on Form 8-K:

     The Company filed a report on Form 8-K, dated September 2, 1999, announcing the Company had entered into an Amended and Restated Component Recovery Agreement with Micron Technology, Inc., and an Exclusive Sales Representative Agreement with Micron Semiconductor Products, Inc., a subsidiary of Micron Technology, Inc.



     Additions, GoBook, Millennia Max, Millennia MicroTower, MPower, PowerXchange, and TransPort Trek are trademarks of the Company. ClientPro, Millennia, NetFRAME, Net.Now!, SpecTek, TransPort, Vetix and ZEOS are registered trademarks of the Company. Pentium is a registered trademark and MMX is a trademark of Intel Corporation. Microsoft, Windows and Windows NT are registered trademarks of Microsoft Corporation. All other product names appearing herein are for identification purposes only and may be trademarks of their respective companies

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Nampa, State of Idaho, on the 1st day of October, 1999.

                                   Micron Electronics, Inc.

                                   /s/  James R. Stewart
                                   --------------------------------------------
                                   James R. Stewart
                                   ----------------
                                   Executive Vice President,
                                   Finance and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nampa, State of Idaho, on the 1st day of October, 1999.

Signature                     Title                                                Date
------------------------      -----                                                ----
/s/ Joel J. Kocher            Chairman of the Board, President, Chief Operating    October 8, 1999
------------------------      Officer and Chief Executive Officer (Principal
(Joel J. Kocher)              Executive Officer)

/s/ Robert Lee                Director                                             October 8, 1999
------------------------
(Robert Lee)

/s/ Steven R. Appleton        Director                                             October 8, 1999
------------------------
(Steven R. Appleton)

/s/ Robert A. Lothrop         Director                                             October 8, 1999
------------------------
(Robert A. Lothrop)

/s/ John B. Balousek          Director                                             October 8, 1999
------------------------
(John B. Balousek)

Schedule II
Micron Electronics, Inc.
Valuation and Qualifying Accounts
(Dollars in thousands)

Fiscal year ended                                                           September 2, 1999   September 3, 1998   August 28,1997
----------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance at beginning of year                                                          $ 3,709             $ 7,556            8,221
Additions charged to expense                                                            2,715               4,273            1,032
Reductions and write-offs                                                              (2,578)             (7,662)          (3,381)
Sale of MCMS, Inc.                                                                          -                (458)           1,684
                                                                                      -------             -------          -------
Balance at end of year                                                                $ 3,846             $ 3,709          $ 7,556
                                                                                      =======             =======          =======


DEFERRED TAX ASSET VALUATION ALLOWANCE

Balance at beginning of year                                                          $ 4,139             $     -                -
Additions charged to expense                                                                -               4,139                -
Additions from acquisitions                                                               513                   -                -
                                                                                      -------             -------          -------
Balance at end of year                                                                $ 4,652             $ 4,139                -
                                                                                      =======             =======          =======