Form 10-Q
period 1999-12-02
MICRON ELECTRONICS INC
filed 2000-01-14
CIK 854460

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 ____________

                                   FORM 10-Q

                                 ____________


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended December 2, 1999

                                      OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                         Commission File Number: 17932

                                 ____________


                           Micron Electronics, Inc.
                          --------------------------
            (Exact name of registrant as specified in its charter)


   State or other jurisdiction of incorporation or organization:  Minnesota


                                 ____________


       Internal Revenue Service - Employer Identification No. 41-1404301


                                 ____________

                   900 E. Karcher Road, Nampa, Idaho  83687
                                (208) 898-3434


                                 ____________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     No ____
      -----

     The number of outstanding shares of the registrant's common stock as of January 10, 2000 was 96,294,809.

The accompanying notes are an integral part of the financial statements.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

Micron Electronics, Inc.
Consolidated Statements of Income
(Amounts in thousands, except per share amounts)
(Unaudited)

Fiscal quarter ended                                     December 2, 1999     December 3, 1998
----------------------------------------------------------------------------------------------
Net sales                                                        $352,952             $403,496
Cost of goods sold                                                266,232              334,678
                                                                 --------             --------
Gross margin                                                       86,720               68,818
Selling, general and administrative                                68,626               52,396
Research and development                                              576                1,451
Other expense, net                                                    665                   40
                                                                 --------             --------
Operating income                                                   16,853               14,931
Interest income, net                                                4,031                4,027
                                                                 --------             --------
Income before taxes                                                20,884               18,958
Income tax provision                                                6,264                7,299
                                                                 --------             --------
Net income                                                       $ 14,620             $ 11,659
                                                                 ========             ========

Earnings per share:
  Basic                                                          $   0.15             $   0.12
  Diluted                                                            0.15                 0.12

Number of shares used in per share calculation:
  Basic                                                            96,279               95,953
  Diluted                                                          96,448               97,316

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except par value amounts)
(Unaudited)

As of                                                             December 2, 1999  September 2, 1999
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                 $158,549           $200,950
Liquid investments                                                         204,727            137,528
Receivables, net                                                           148,979            152,658
Inventories                                                                 22,766             17,521
Deferred income taxes                                                       13,152             14,819
Other current assets                                                         7,942             20,590
                                                                          --------           --------
  Total current assets                                                     556,115            544,066

Property, plant and equipment, net                                         171,612            159,859
Acquired intangibles and goodwill, net                                      21,910             22,580
Other assets                                                                 6,255              7,026
                                                                          --------           --------
  Total assets                                                            $755,892           $733,531
                                                                          ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                     $225,708           $214,426
Accrued licenses and royalties                                              20,911             20,231
Current debt                                                                 3,002              7,000
                                                                          --------           --------
  Total current liabilities                                                249,621            241,657

Long-term debt                                                               2,844              5,001
Deferred income taxes                                                       12,634             11,926
Other liabilities                                                           17,328             16,448
                                                                          --------           --------
  Total liabilities                                                        282,427            275,032
                                                                          --------           --------
Common stock, $.01 par value, authorized 150.0 million shares;
  issued and outstanding 96.3 million and 96.3 million shares,
  respectively                                                                 963                963
Additional capital                                                         128,299            127,951
Retained earnings                                                          344,203            329,585
                                                                          --------           --------
  Total shareholders' equity                                               473,465            458,499
                                                                          --------           --------
  Total liabilities and shareholders' equity                              $755,892           $733,531
                                                                          ========           ========

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Fiscal quarter ended                                            December 2, 1999   December 3, 1998
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $ 14,620           $ 11,659
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
     Depreciation and amortization                                         8,120              7,894
     Provision for (recovery of) doubtful accounts                           709               (158)
     Changes in operating assets and liabilities:
       Receivables                                                         2,971            (38,009)
       Inventories                                                        (5,245)             1,520
       Other current assets                                               12,647                (19)
       Accounts payable and accrued expenses                              12,114             25,220
       Accrued licenses and royalties                                        681             12,100
       Deferred income taxes                                               2,284              3,038
       Other                                                                 189                418
                                                                        --------           --------
Net cash provided by operating activities                                 49,090             23,663
                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment                           (20,084)           (12,987)
Purchases of held-to-maturity investment securities                      (99,750)           (42,613)
Proceeds from maturities of investment securities                         32,405             16,125
Other                                                                      3,714               (262)
                                                                        --------           --------
Net cash used in investing activities                                    (83,715)           (39,737)
                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt                                                        (8,124)            (1,823)
Proceeds from issuance of common stock                                       348              2,772
                                                                        --------           --------
Net cash (used in) provided by financing activities                       (7,776)               949
                                                                        --------           --------
Net decrease in cash and cash equivalents                                (42,401)           (15,125)
Effect of exchange rate changes on cash and cash equivalents                   -                372
Cash and cash equivalents at beginning of period                         200,950            328,537
                                                                        --------           --------
Cash and cash equivalents at end of period                              $158,549           $313,784
                                                                        ========           ========

The accompanying notes are an integral part of the financial statements.

MICRON ELECTRONICS, INC.
Notes to Financial Statements
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

1.   Unaudited Interim Financial Statements

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Micron Electronics, Inc. and its subsidiaries (collectively, the "Company") and their results of operations and cash flows. Operating results for the three-month period ended December 2, 1999 are not necessarily indicative of the results that may be expected for the full year. Certain reclassifications, none of which affects net income, have been made to present the financial statements on a consistent basis.

     This report on Form 10-Q for the first quarter ended December 2, 1999, should be read in conjunction with the Company's Report on Form 10-K for the fiscal year ended September 2, 1999. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated September 2, 1999. The Company's fiscal year is a 52 or 53 week period ending on the Thursday closest to August 31.

     Revenue from product sales to customers is generally recognized upon shipment. A provision for estimated sales returns and discounts is recorded in the period in which the sales are recognized. Revenue from E-Services is recognized as the services are performed. Revenue from service and support contracts for which the Company is primarily obligated is recognized over the term of the contract. Revenue from sales of third party service contracts for which the Company is not obligated is recognized at the time of sale.

     Recently issued accounting standards include Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998. SFAS No. 133 requires all derivatives to be recorded as either assets or liabilities in the balance sheet and marked-to-market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. Implementation of SFAS No. 133 is required for the Company by the first quarter of fiscal 2001. The Company is currently evaluating the effect SFAS No. 133 will have on its future results of operations and financial position.

     The Security and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" in December 1999. The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption is required by the first quarter of fiscal 2001, and early adoption is permitted. The Company is currently evaluating the effect this SAB may have on its revenue recognition practices and results of operations.

2.   Receivables

                                       December 2, 1999    September 2, 1999
----------------------------------------------------------------------------
Trade receivables                              $143,051             $144,996
Receivables from affiliates                         408                1,435
Income taxes recoverable from MTI                 6,602                6,602
Other                                             5,103                5,974
Allowance for doubtful accounts                  (3,556)              (3,846)
Allowance for returns and discounts              (2,629)              (2,503)
                                               --------             --------
                                               $148,979             $152,658
                                               ========             ========

Micron Electronics, Inc.
Notes to Financial Statements --Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

3.   Inventories

                                                December 2, 1999   September 2, 1999
------------------------------------------------------------------------------------
Raw materials and supplies                              $  9,489            $  5,931
Work in progress                                           9,333               8,582
Finished goods                                             3,944               3,008
                                                        --------            --------
                                                        $ 22,766            $ 17,521
                                                        ========            ========

4.   Property, Plant and Equipment

                                                December 2, 1999   September 2, 1999
------------------------------------------------------------------------------------
Land                                                    $  1,234            $  1,234
Buildings                                                 38,518              38,081
Equipment and software                                   188,753             152,363
Assets in progress                                        34,247              52,816
                                                        --------            --------
                                                         262,752             244,494
Less accumulated depreciation and amortization           (91,140)            (84,635)
                                                        --------            --------
                                                        $171,612            $159,859
                                                        ========            ========

5.   Acquired Intangibles and Goodwill

                                                December 2, 1999   September 2, 1999
------------------------------------------------------------------------------------
Acquired intangibles                                    $  5,400            $  5,400
Goodwill                                                  17,386              17,386
                                                        --------            --------
                                                          22,786              22,786
Less accumulated amortization                               (876)               (206)
                                                        --------            --------
                                                        $ 21,910            $ 22,580
                                                        ========            ========
6.   Accounts Payable and Accrued Expenses

                                                December 2, 1999   September 2, 1999
------------------------------------------------------------------------------------
Trade accounts payable                                  $145,851            $150,957
Payable to affiliates                                     45,558              31,055
Salaries, wages and benefits                              15,081              16,850
Income taxes payable                                       2,915                  36
Deferred revenue - current                                 4,550               3,328
Accrued warranty - current                                 9,854              10,116
Other                                                      1,899               2,084
                                                        --------            --------
                                                        $225,708            $214,426
                                                        ========            ========

Micron Electronics, Inc.
Notes to Financial Statements --Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)


7.   Other Liabilities

                                          December 2, 1999   September 2, 1999
------------------------------------------------------------------------------
Accrued stock compensation                        $  4,405            $  3,892
Deferred revenue - long term                         5,062               4,126
Accrued warranty - long term                         1,438               1,542
Other                                                6,423               6,888
                                                  --------            --------
                                                  $ 17,328            $ 16,448
                                                  ========            ========

8.   Debt

                                                                          December 2, 1999   September 2, 1999
--------------------------------------------------------------------------------------------------------------
Notes payable in periodic installments through September 2001,
  weighted average interest rate of 7.93% and 7.85%, respectively                 $  3,647            $  9,722

Capitalized lease obligations payable in monthly installments through
  October 2002, interest rate of 10.04% and 7.61%, respectively                      2,199               2,279
                                                                                  --------            --------
                                                                                     5,846              12,001
Less current portion                                                                (3,002)             (7,000)
                                                                                  --------            --------
                                                                                  $  2,844            $  5,001
                                                                                  ========            ========

     The Company has an unsecured credit agreement, expiring June 2001, with a group of financial institutions providing for borrowings totaling $100.0 million. As of December 2, 1999, the Company was eligible to borrow the full amount under the agreement, but had no borrowings outstanding. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company.

     Certain of the Company's notes payable are collateralized by equipment with a total cost of $10.1 million and accumulated depreciation of $7.1 million as of December 2, 1999. Equipment under capital leases net of accumulated amortization was $2.2 million as of December 2, 1999.

9.   Transactions with Affiliates

                                                          December 2, 1999  September 2, 1999
---------------------------------------------------------------------------------------------
Net sales                                                          $ 1,569            $   598
Inventory purchases                                                 21,042             11,129
Component recovery agreement expenses                               25,429             16,085
Administrative services and other expenses                             125                114
Property, plant and equipment purchases                                299              1,870
Property, plant and equipment sales                                  1,806                  -

     Effective September 2, 1999, the Company and MTI entered into an amended and restated Component Recovery Agreement (the "Component Recovery Agreement") which expires August 30, 2001 unless terminated earlier as described below. Under the Component Recovery Agreement, MTI is required to offer to the Company all of the nonstandard memory components produced at MTI's semiconductor operations. These components are used in the Company's SpekTek Operations. The Component Recovery Agreement provides that the cost of components obtained from MTI will be negotiated on a quarterly basis, but in no event will the cost be less than 50% of pre-tax income. During the first quarter of fiscal 2000, the cost of obtaining such components was 50% of pre-tax income attributable to the sale of such components, and the cost for such components will be 62.5% of pre-tax income in the second quarter of fiscal 2000. The maximum cost payable by the Company to MTI for components for the remainder of fiscal 2000

Micron Electronics, Inc.
Notes to Financial Statements --Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

will be as follows: third quarter, 75% of pre-tax income; and fourth quarter, 87.5% of pre-tax income. The cost to the Company for components obtained from MTI during fiscal 2001 is not subject to any maximum. The Company recognizes costs incurred under the Component Recovery Agreement as a component of cost of goods sold in the consolidated statements of income.

     Under the Component Recovery Agreement, as of the commencement of the second quarter of fiscal 2000 the Company has an option to require MTI to purchase the property and equipment of SpecTek Operations for a purchase price equal to net book value. At the commencement of fiscal 2001, MTI has an option to require the Company to sell the property and equipment of SpecTek Operations under the same terms and conditions. Additionally, the Company has an option to require MTI to purchase, and MTI has the option to require the Company to sell, the assets of SpecTek Operations at book value if MTI's ownership in the Company falls below 50% or if an unrelated third party acquires more than 30% of the Company. The Component Recovery Agreement would terminate if MTI purchases the property and equipment of SpecTek Operations pursuant to the exercise of the above described options.

10.  Income Taxes

     The effective income tax rate for the three months ended December 2, 1999 and December 3, 1998 was 30% and 38.5%, respectively, principally reflecting the federal statutory rate, net of the effect of state taxes. The decrease is principally due to benefits received from the Company's tax-exempt securities, foreign sales corporation, and federal research and development credits.

11.  Comprehensive Income

     The Company adopted Statements of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" as of the first quarter of fiscal 1999. The adoption of this statement had no impact on the Company's current or previously reported net income or shareholders' equity.

Fiscal quarter ended              December 2, 1999   December 3, 1998
---------------------------------------------------------------------
Net income                                 $14,620            $11,659
Foreign currency translation                     -               (350)
                                           -------            -------
Comprehensive income                       $14,620            $11,309
                                           =======            =======

12.  Earnings Per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options. Diluted earnings per share excludes the effect of antidilutive stock options, aggregating 5.3 million and 0.2 million in the first quarters of fiscal 2000 and 1999, respectively.

Fiscal quarter ended                               December 2, 1999  December 3, 1998
-------------------------------------------------------------------------------------
Net income available to common shareholders                 $14,620           $11,659
                                                            =======           =======
Common shares outstanding:
  Weighted average shares outstanding - basic                96,279            95,953
  Effect of dilutive stock options                              169             1,363
                                                            -------           -------
  Weighted average shares outstanding - diluted              96,448            97,316
                                                            =======           =======
Earnings per share:
  Basic                                                     $  0.15           $  0.12
  Diluted                                                      0.15              0.12

Micron Electronics, Inc.
Notes to Financial Statements --Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

13.  Commitments

     As of December 2, 1999, the Company had commitments of $15.5 million for purchases of equipment and software, and $1.0 million for construction of buildings. In addition, the Company is required to make minimum royalty payments under certain agreements and periodically enters into purchase commitments with certain suppliers.

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

     The Company is involved in other non-intellectual property litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's recovery, if any, or the Company's liability, if any, under any litigation or administrative proceedings would not materially affect its financial condition, results of operations or cash flows.

     During the first quarter of fiscal 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states. In association therewith, the Company is party to agreements with nearly all states which generally limit the liability of the Company, if any, for non-remittance of sales and use taxes prior to such agreements' effective dates. The Company has accrued a liability for the estimated settlement costs of issues related to sales and use taxes not covered by such agreements. Management believes the resolution of any matters relating to the non-remittance of sales and use taxes will not materially affect the Company's financial condition or results of operations.

15.  Acquisitions

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

     The following unaudited pro forma information reflects the results of the Company's results of operations for the fiscal quarter of 1999 as if the acquisitions of HostPro and MIS had occurred at the beginning of fiscal 1999. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition occurred at the beginning of fiscal 1999 or operating results which may occur in the future.

Fiscal quarter ended                                        December 3, 1998
----------------------------------------------------------------------------

Net sales                                                           $405,925
Net income                                                            10,699
Earnings per share:
Basic                                                                   0.11
Diluted                                                                 0.11

Micron Electronics, Inc.
Notes to Financial Statements --Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

16.  Operating Segment and Geographic Information

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

     The Company's predominant operations are to market, design, develop and manufacture PC products, offer Internet access and Web hosting services, and manufacture SpecTek memory products. The Company's reportable segments have been determined based on the nature of its operations, products offered to customers and information used by the Chief Operating Decision Maker as defined by FAS
131. The Company's three reportable segments are PC Systems, E-Services and SpecTek Operations. The PC Systems segment's primary products include a wide range of desktop and notebook PC Systems, multiprocessor network servers, and hardware services. The E-Services segment focuses on Internet access and Web hosting through Micron Internet Services and HostPro. The primary products of the SpecTek Operations include DRAM's, SDRAM's, and memory modules.

     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Segment operating results are measured based on operating income (loss). The elimination of internal net sales primarily reflects charges between PC Systems and SpecTek Operations. Such charges are based on estimated costs.

Fiscal quarter ended                            December 2, 1999   December 3, 1998
------------------------------------------------------------------------------------
Net Sales
  PC Systems                                            $259,541           $364,159
  E-Services                                               4,140                  -
  SpecTek Operations                                      90,017             39,889
                                                        --------           --------
  Total segment sales                                    353,698            404,048
  Elimination of internal net sales                         (746)              (552)
                                                        --------           --------
     Total consolidated net sales                       $352,952           $403,496
                                                        ========           ========

Operating Income (Loss)
  PC Systems                                            $(28,717)          $  2,000
  E-Services                                              (1,931)                 -
  SpecTek Operations                                      48,029             12,930
                                                        --------           --------
     Total segment operating income                       17,381             14,930

  Elimination of intersegment income                        (528)                 -
                                                        --------           --------
     Total segment operating income                     $ 16,853           $ 14,930
                                                        ========           ========

Capital Expenditures on Property, Plant and
 Equipment
  PC Systems                                            $ 16,294           $  7,094
  E-Services                                               1,140                  -
  SpecTek Operations                                       2,650              5,893
                                                        --------           --------
     Total segment capital expenditures                 $ 20,084           $ 12,987
                                                        ========           ========

Micron Electronics, Inc.
Notes to Financial Statements --Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

17.  Subsequent Event

     On December 14, 1999, the Company acquired LightRealm, Inc. ("LightRealm"), a Kirkland, Washington-based Web and applications hosting and Internet access company serving small and medium-sized businesses. The Company acquired all of the outstanding stock of LightRealm for approximately $47.5 million in cash. This acquisition will be accounted for using the purchase method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------
(Tabular amounts in thousands)

     Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors" and in other Company filings with the Securities and Exchange Commission. All quarterly references are to the Company's fiscal periods ended December 2, 1999, September 2, 1999 or December 3, 1998, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

Overview

     Micron Electronics, Inc. and its subsidiaries (hereinafter referred to collectively as "Micron" or the "Company") is a leading provider of personal computers, business Internet offerings, Web hosting and business-to-business e-commerce applications for small and medium businesses, government and education markets. Under the micronpc.com, HostPro, Micron Internet Services and SpecTek brands, the Company offers a wide range of innovative products, services and support. The Company's three reportable segments are PC Systems, E-Services and SpecTek Operations. The PC Systems segment's primary products include a wide range of desktop and notebook PC Systems, multiprocessor network servers, and hardware services. The E-Services segment focuses on Internet access and Web hosting through Micron Internet Services and HostPro. The SpecTek Operations segment's primary products include DRAM's, SDRAM's, and memory modules.

     The Company expects to continue its expansion and acquisition strategy to increase its E-Services capabilities. On August 2, 1999, the Company acquired 100% of the outstanding stock of NetLimited, Inc. (d.b.a. "HostPro"), a Web and applications hosting provider. On September 2, 1999, the Company acquired the property and equipment of Micron Internet Services ("MIS"), formerly a division of MTI, a provider of dedicated, nationwide dial-up and broadband Internet access, virtual private network solutions, and e-commerce services. Subsequent to quarter end, the Company acquired LightRealm, Inc., a Web and applications hosting and Internet access company. See "Subsequent Event."

     In October 1999 the Company announced a new initiative called "Subscription Computing". This strategic initiative is designed around four core computing pillars: Web hosting, e-commerce, connectivity, and computer hardware and desktop management. Subscription Computing, or "computing on demand," allows customers to choose from an extensive menu of E-Services and hardware products and services, upgrading the "subscriptions" as they grow their businesses.

     The Company was formed through the April 7, 1995 merger of three businesses: Micron Computer, Inc., Micron Custom Manufacturing Services, Inc., ("MCMS") and ZEOS International, Ltd.

Item 2. Management's Discussion and Analysis
--------------------------------------------
of Financial Condition and Results of Operations--Continued
-----------------------------------------------------------
(Tabular amounts in thousands)

Results of Operations

     Net income for the first quarter of fiscal 2000 was $14.6 million, or $0.15 per diluted share, on net sales of $353.0 million compared to net income of $11.7 million, or $0.12 per diluted share, on net sales of $403.5 million for the first quarter of fiscal 1999.

Net Sales

     The following table summarizes the Company's net sales by operating segment:

                                                 First Quarter
                                  -------------------------------------------
                                          2000                   1999
                                  --------------------   --------------------
                                    Amount  % of Sales     Amount  % of Sales
                                  --------  ----------   --------  ----------

PC Systems                        $258,795        73.3%  $364,159        90.3%
E-Services                           4,140         1.2%         -           -
SpecTek Operations                  90,017        25.5%    39,337         9.7%
                                  --------       -----   --------       -----
  Total net sales                 $352,952       100.0%  $403,496       100.0%
                                  ========       =====   ========       =====

PC Systems

     In the first quarter of fiscal 2000, unit shipments of the Company's PC products decreased 25.8% from the first quarter of fiscal 1999. This decrease was due primarily to a 65% decline in consumer sales compounded by vendor supply issues, which contributed to unit shipment declines of notebook and desktop products of 44% and 23%, respectively. The significant decline in consumer sales is due in part to the Company's effort to refocus its PC Systems resources towards small business, commercial and government customers. The decline in notebook shipments is primarily due to supply constraints from Taiwan component vendors following the September 1999 earthquake. The supply issues caused by the earthquake appear to have been resolved by the beginning of the second fiscal quarter of 2001. Desktop product shipments during the first fiscal quarter of 2000 were affected by supply restrictions on the Intel 733 Mhz processor. Average selling prices declined overall by 9% during the quarter primarily due to lower desktop pricing in the government market.

     Sales to governmental entities decreased 19% in the first quarter of fiscal 2000, compared with the first quarter of fiscal 1999, reflecting increased pricing competition and lower than usual purchases by federal government agencies. Sales to government customers, however, accounted for 39% of net sales of PC products in the first quarter of fiscal 2000, compared to 34% in the corresponding period in fiscal 1999. Sales to commercial customers accounted for 29% of net sales of PC products in the first quarter of fiscal 2000, compared with 22% in the first quarter of fiscal 1999, due in part to the Company's expanded mid-market sales efforts. Consumer and small business sales accounted for 24% of PC Systems sales in the first quarter of fiscal 2000, compared with 37% in the first quarter of fiscal 1999, due primarily to the 65% decline in consumer sales, offset by a 22% increase in sales to small businesses.

E-Services

     Revenue in the E-Services segment was $4.1 million for the first fiscal quarter of 2000, which was the first full quarter of operations of this business. The number of paid hosting accounts was more than 17,000 and the number of Internet access accounts was nearly 28,000 as of the end of the first fiscal quarter of 2000.

SpecTek Operations

     Net sales of semiconductor memory products were 129% higher in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 primarily due to an 81% increase in megabits of memory shipped and a 25% increase in average selling prices. The increase in megabits of memory shipped was primarily due to product transition to the 64-megabit component from the 16-megabit component, resulting in increased throughput for substantially all memory products. Historically, the SpekTek Operations have experienced significant volatility in product prices, and further volatility in prices for future sales of these products is anticipated. SpecTek's results of operations are influenced by a number of factors including pricing for nonstandard semiconductor memory components and the availability of those components. See "Certain Factors-- SpecTek Operations--Pricing of Memory Products."

Item 2. Management's Discussion and Analysis
--------------------------------------------
of Financial Condition and Results of Operations--Continued
-----------------------------------------------------------
(Tabular amounts in thousands)

Gross Margin
                                                 First Quarter
                                -------------------------------------------
                                         2000                    1999
                                -------------------     -------------------
                                 Amount  % of Sales      Amount  % of Sales
                                -------  ----------     -------  ----------
PC Systems                      $35,982        13.9%    $54,505        15.0%
E-Services                        1,297        31.3%          -           -
SpecTek memory products          49,442        54.9%     14,313        36.4%
                                -------                 -------
  Total gross margin            $86,720        24.6%    $68,818        17.1%
                                =======                 =======

PC Systems

     Gross margin from the Company's PC operations was 13.9% in the first quarter of fiscal 2000 compared with 15.0% in the first quarter of the prior year. Higher costs of memory components along with pricing pressure on sales to government customers reduced the overall PC Systems gross margin percentage. The PC Systems gross margin was further affected by reduced shipments of notebook products, which typically contribute higher gross margin percentages than those of desktop products. As a percentage of overall unit shipments, notebooks decreased to 12% in the first quarter of fiscal 2000, compared with 16% in the first quarter of fiscal 1999.

     The Company expects to continue to experience significant gross margin pressure on sales of its PC products as a result of intense competition in the PC industry and customer demands for more powerful PC Systems at lower prices. In addition, the Company's gross margin percentage will continue to depend in large part on its ability to effectively forecast demand and manage its inventories of PC components. See "Certain Factors--PC Systems-- Competition" and "Certain Factors--PC Systems--Inventory Management."

E-Services

     The gross margin from E-Services was $1.3 million for the first quarter of fiscal 2000, which was the first full quarter of operations of this business. Cost of sales for E-Services primarily represents telecommunications expenses, maintenance and depreciation of data center and related telecommunication and Web hosting equipment, salary and benefits for data center and support personnel, and the cost of hardware and software sold.

SpecTek Operations

     The gross margin realized by the Company's SpecTek Operations was 245% higher in the first fiscal quarter of 2000 compared to the first fiscal quarter of 1999 due to the 81% increase in megabits shipped, 25% increase in average selling prices, and product transition to the 64 megabit component from the 16 megabit component, resulting in increased throughput for substantially all memory products. The Company has experienced significant volatility in selling prices and expects average selling prices for its SpecTek Operations products to continue to exhibit significant volatility. As a result, the gross margin for the Company's SpecTek Operations could decline and adversely affect the Company's business, results of operations and cash flows. Additionally, under the Component Recovery Agreement, the maximum cost to the Company to obtain components from MTI increases from quarter to quarter during the extended term and will likely be significantly higher than historical costs, which could have a material adverse effect on the Company's results of operations, including gross margin. During the first quarter of fiscal 2000, the cost of obtaining such components was 50% of pre-tax income attributable to the sale of such components. The cost of obtaining such components will be 62.5% of pre-tax income attributable to the sale of such components for the second quarter of fiscal 2000. The maximum cost payable by the Company to MTI for components during the remainder of fiscal 2000 will be as follows: third quarter, 75% of pre-tax income, and fourth quarter, 87.5% of pre-tax income. Had the 62.5% cost level scheduled for the second quarter of fiscal 2000 been in effect during the first quarter of fiscal 2000, the result would have been a decrease in SpecTeks' gross margin of approximately $6.5 million, or 7.2% of net sales. See "Certain Factors--SpecTek Operations--Dependence on Component Recovery Agreement with MTI."

Item 2. Management's Discussion and Analysis
--------------------------------------------
of Financial Condition and Results of Operations-Continued
----------------------------------------------------------
(Tabular amounts in thousands)

Selling, General and Administrative
                                                 First Quarter
                                       --------------------------------
                                          2000      % Change       1999
                                       -------      --------     ------
Selling, general and administrative    $68,626          31.0%    52,396
as a % of net sales                       19.4%                    13.0%

     Selling, general and administrative expenses for the first quarter of fiscal 2000 were $68.6 million versus $52.4 million in the first quarter of fiscal 1999. The increase in costs is primarily related to marketing and advertising costs associated with a major launch of Subscription Computing services in addition to increased levels of personnel, technical and professional fees related to the newly acquired HostPro and MIS subsidiaries.

Research and Development
                                                 First Quarter
                                       --------------------------------
                                          2000      % Change       1999
                                       -------      --------     ------
Research and development                 $ 576        (60.3)%    $1,451
as a % of net sales                        0.2%                     0.4%

     Research and development expenses were lower in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 primarily as a result of a discontinuance of certain research and development activities.

Other expense (income), net
                                                 First Quarter
                                       --------------------------------
                                          2000      % Change       1999
                                       -------      --------     ------
Other expense, net                        $665       1,562.5%       $40

     The increase in other expense in the first fiscal quarter of 2000 compared to the first fiscal quarter of 1999 primarily relates to the amortization of goodwill associated with the August 1999 acquisition of HostPro. The amount of goodwill and related amortization expense is expected to increase as the Company continues to execute its acquisition strategy. See "Certain Factors -E-Services -Acquisitions - General Acquisition Risk."

Income Tax Provision
                                                 First Quarter
                                       --------------------------------
                                          2000      % Change       1999
                                       -------      --------     ------
Income tax provision                    $6,264        (14.2)%    $7,299


     The annual effective tax rate was revised in the first quarter of fiscal 2000 resulting in an effective tax rate of 30.0% compared to 38.5% in the first quarter of fiscal 1999. The decrease is principally due to benefits received from the Company's tax-exempt securities, foreign sales corporation and federal research and development credits.

Liquidity and Capital Resources

     As of December 2, 1999, the Company had cash, cash equivalents and liquid investments of $363.3 million, representing an increase of $24.8 million compared to September 2, 1999. Principal sources of liquidity in the first quarter of fiscal 2000 were cash flows from operations of $49.1 million, which were derived exclusively from SpecTek Operations. Principal uses of cash in the first quarter of fiscal 2000 were property, plant and equipment expenditures of $20.1 million and a net increase in held-to-maturity investment securities of $67.3 million.

     The Company has an unsecured credit agreement, expiring June 2001, with a group of financial institutions providing for borrowings totaling $100.0 million. As of December 2, 1999, the Company was eligible to borrow the full amount under the agreement, but had no borrowings outstanding. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company.

Item 2. Management's Discussion and Analysis
--------------------------------------------
of Financial Condition and Results of Operations-Continued
----------------------------------------------------------
(Tabular amounts in thousands)

   At December 2, 1999, the Company had commitments of $16.5 million related to capital expenditures for the expansion and upgrading of facilities and equipment. The Company anticipates capital expenditures for the expansion and upgrading of facilities and equipment in fiscal 2000 will be in excess of $50 million. The Company expects its future working capital requirements to increase. The Company has employed cash resources in its E-services acquisition strategy, and it expects to continue to do so in the future. The Company believes that currently available cash and cash equivalents, liquid investments, cash flows from operations, current credit facilities and equipment financings will be sufficient to fund its operations for the next twelve months.

Recently Issued Accounting Pronouncements

   Recently issued accounting standards include Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998. SFAS No. 133 requires all derivatives to be recorded as either assets or liabilities in the balance sheet and marked-to-market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. Implementation of SFAS No. 133 is required for the Company by the first quarter of 2001. The Company is currently evaluating the effect SFAS No. 133 will have on its results of operations and financial position.

   The Security and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" in December 1999. The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption is required by the first quarter of fiscal 2001, and early adoption is permitted. The Company is currently evaluating the effect this SAB may have on its revenue recognition practices and results of operations.

Subsequent Event

   On December 14, 1999, the Company acquired LightRealm, Inc. ("LightRealm"), a Kirkland, Washington-based Web and applications hosting and Internet access
company serving small and medium-sized businesses.   The Company acquired all of
the outstanding stock of LightRealm for approximately $47.5 million in cash. This acquisition will be accounted for using the purchase method of accounting.

Item 2. Management's Discussion and Analysis
--------------------------------------------
of Financial Condition and Results of Operations-Continued
----------------------------------------------------------
(Tabular amounts in thousands)

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

General
-------

  Fluctuations in Operating Results and Stock Price

   The Company's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and annual basis, as a result of a wide variety of factors, including, but not limited to, industry competition, the Company's ability to accurately forecast demand and selling prices for its PC products, fluctuating market pricing for PC's and semiconductor memory products, seasonal government purchasing cycles, inventory obsolescence, the Company's ability to effectively manage inventory levels, changes in product mix, manufacturing and production constraints, fluctuating component costs, the effects of product reviews and industry awards, availability and pricing of the memory components used by the Company's SpecTek Operations, critical component availability, seasonal cycles common in the PC industry, the timing of new product introductions by the Company and its competitors and global market and economic conditions. As a result, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period. The trading price of the common stock of the Company is subject to significant fluctuations due to general market conditions and financial performance of the Company and other companies in the PC industry, announcements of technological innovations, new commercial products or new strategies by competitors, component availability and pricing, and other factors.

  Management

   The Company has experienced increased complexity of its operations, operating and financial information systems and in its scope of operations. The increased complexity of the Company's operations results from a number of factors, including the expansion of the Company's Internet and service offerings and the acquisition of Internet service providers. This increased complexity has resulted in new and increased responsibilities for the Company's management and has placed, and continues to place, significant demands upon the Company's management, operating and financial information systems and other resources and systems. The Company continues to consider various expansion alternatives, including expansion of facilities, acquisition or establishment of facilities in new geographic regions and certain strategic relationships. There can be no assurance that the Company's management resources, operating and financial information systems, other resources and systems will be adequate to support the Company's existing or future operations, the failure of which could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

  Intellectual Property Matters

   It is common in the electronics industry for patent, trademark and other intellectual property rights claims to be asserted against companies, including component suppliers and PC manufacturers. Periodically, the Company is made aware that the technology it uses may infringe on intellectual property rights held by others. The Company evaluates all such claims and, if necessary and appropriate, seeks to obtain licenses for the continued use of such technology. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the balance sheet date. The Company would be placed at a competitive disadvantage if it were unable to obtain such licenses upon terms at least as favorable as those experienced by the Company's competitors. The Company has entered into several intellectual property license agreements, and as a majority-owned subsidiary of MTI, is licensed under certain license agreements between MTI and third parties. The Company's rights under license agreements between MTI and third parties may terminate in the event that the Company is no longer a majority-owned subsidiary of MTI. Intellectual property license agreements generally require one-time or periodic royalty payments and are subject to expiration at various times. If the Company or its suppliers are unable to obtain licenses necessary to use intellectual property in their products or processes, the Company may be forced to market products without certain technological features or software, discontinue sales of certain of its products and/or defend legal actions taken against it relating to allegedly protected technology. The inability of the Company to obtain licenses necessary to use certain technology, or an inability to obtain such licenses on competitive terms, or any litigation determining that the Company, in the manufacture or sale of its products, has infringed on the intellectual property rights of third parties, could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

Item 2. Management's Discussion and Analysis
--------------------------------------------
of Financial Condition and Results of Operations-Continued
----------------------------------------------------------
(Tabular amounts in thousands)

 Subscription Computing Initiative

  In October 1999, the Company announced a new initiative called "Subscription Computing." This strategic initiative is designed around four core computing pillars: Web hosting, e-commerce, connectivity and computer hardware and desktop management. Subscription Computing, or "computing on demand," allows customers to choose from an extensive menu of e-services and hardware products and services, upgrading the "subscriptions" as they grow their businesses. The Company delivers the personalized computing solutions on a single monthly bill. The introduction of Subscription Computing increases the complexity of the Company's PC operations and may place a significant strain on operating, financial and managerial resources. There can be no assurance that the Company's resources will be adequate to support this initiative.

 MTI Ownership of Common Stock of the Company

  As of December 2, 1999, MTI owned approximately 61.3% of the Company's outstanding common stock. In addition, two of the five directors of the Company are also directors of MTI, including Steven R. Appleton, Chairman and Chief Executive Officer of MTI. So long as MTI continues to own a majority of the outstanding common stock of the Company, MTI will have the ability to control the outcome of matters requiring shareholder approval, including the election of directors, and generally will have the ability to control the management and certain financial and other affairs of the Company. Termination or modification of certain of the Company's arrangements with MTI resulting in terms less favorable to the Company could adversely affect the Company's business, financial position, results of operations and cash flows. In the event that MTI's ownership of the Company were to decrease below certain levels, certain arrangements may be terminated by MTI, which could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Intellectual Property Matters" and "SpecTek Operations-- Dependence on Component Recovery Agreement with MTI."

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

 Dependence on Key Personnel

  The future success of the Company will depend, in part, on its ability to attract and retain key management, technical and sales and marketing personnel. The Company attempts to enhance its management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. There is competition for such personnel in the electronics, Internet and computer services industries, and the Company's inability to retain employees and attract and retain sufficient additional employees, and information technology, engineering and technical support resources, could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. There can be no assurance that the Company will be able to retain key personnel or that the loss of any key personnel will not have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

 Year 2000

  During the first two weeks of calendar 2000, the Company did not encounter any disruption to its business operations due to Year 2000 issues in its internal systems and so far considers the transition to calendar year 2000 to be smooth. While still too early to determine the effects of the Year 2000 issues on its transactions with customers and suppliers, so far the Company has not encountered any significant disruptions to its business operations. The Company is continuing to monitor closely both its internal systems and transactions with customers and suppliers for any indication of Year 2000 related problems.

  As of the end of the first quarter of fiscal 2000, the Company had incurred aggregate incremental costs of $2.3 million related to Year 2000 readiness programs with respect to internal IT and non-IT systems and third party providers. The incremental costs include allocated costs of the Company's information technology organization incurred in connection with Year 2000 compliance projects. With its Year 2000 readiness program essentially complete, the Company does not anticipate incurring any further costs beyond the first quarter of fiscal 2000 related to Year 2000 readiness programs. This estimate, however, does not include costs related to the potential failure of key suppliers to timely address or correct Year 2000 issues, potential costs related to any customer or other product liability claims or the cost of internal software and hardware replaced in the ordinary course of business. All estimates are based on

Item 2. Management's Discussion and Analysis
--------------------------------------------
of Financial Condition and Results of Operations-Continued
----------------------------------------------------------
(Tabular amounts in thousands)

currently known circumstances and various assumptions regarding future events, and actual costs could differ materially from the estimates.

  All Micron-branded hardware products support the Year 2000 date and calculations. All Micron-branded hardware products shipped since August 26, 1996, have BIOS clocks that will automatically roll over to "2000" after December 31, 1999. Additionally, the Company has made available software utilities that will cause earlier Micron-branded hardware products to have BIOS clocks that will recognize the century change. All NetFRAME-branded server products shipped since March 1995 are either NSTL certified as Year 2000 compliant or self-certified as having Real Time Clock chips and a BIOS that will process date data correctly on and after January 1, 2000. The Company has a Web-site dedicated to communicating Year 2000 issues to its customers. During the first two weeks of calendar year 2000, the Company has not been notified from its customers of any significant Year 2000 problems with respect to the Company's products.

  The Company believes that it has no obligation for any costs incurred by its customers to address Year 2000 issues. However, the Company recognizes the potential for claims against it and other manufacturers arising from products which may not support the century change. There can be no assurance that such claims would not have a material adverse effect on the Company's business or results of operations, financial condition or cash flows. On October 26, 1998, the Company was sued in state court in Canyon County, Idaho, by Hannah Films, Inc., on behalf of itself and on behalf of an unidentified and uncertified class of plaintiffs alleging fraud, breach of implied warranty of merchantability, violation of the Magnuson-Moss Consumer Protection Act, and violation of the Idaho Consumer Protection Act arising out of the Year 2000 status of a personal computer sold by the Company to Hannah Films, Inc., in October 1995. In May 1999, the case was dismissed with prejudice. The plaintiff has filed a notice of appeal. While there can be no assurance as to the ultimate disposition of the case, the Company does not currently believe that the resolution of this matter will have a material adverse effect on the Company's business, financial position, results of operations and cash flows.


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

 State Taxation

  During the third quarter of fiscal 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states. In association therewith, the Company is party to agreements with nearly all states which generally limit the liability of the Company, if any, for non-remittance of sales and use taxes prior to such agreements' effective dates. The Company has previously accrued a liability for the estimated settlement cost of issues related to sales and use taxes not covered by such agreements. Management believes the resolution of any matters relating to the non-remittance of sales or use will not materially affect the Company's business, financial position, and results of operations.

PC Systems
----------

 Competition

  The PC industry is highly competitive and has been characterized by intense pricing pressure, generally low gross margin percentages, rapid technological advances in hardware and software, frequent introduction of new products, and rapidly declining component costs. Competition in the PC industry is based primarily upon brand name recognition, performance, price, reliability and service and support. The Company's sales of PC products have historically benefited from increased name recognition and market acceptance of the Company's PC products, primarily resulting from the receipt by the Company of awards from trade publications recognizing the price and performance characteristics of Micron brand PC systems and the Company's service and support functions. As a result of PC industry standards, the Company and its competitors use many of the same components, typically from the same set of suppliers, which limits the Company's ability to technologically and functionally differentiate its products. Many of the Company's PC competitors have greater brand name recognition and market share, offer broader product lines, and have substantially greater financial, technical, marketing and other resources than the Company. In addition, the Company's competitors may benefit from component volume purchasing and product and process technology license arrangements that are more favorable in terms of

Item 2. Management's Discussion and Analysis
--------------------------------------------
of Financial Condition and Results of Operations-Continued
----------------------------------------------------------
(Tabular amounts in thousands)

pricing and availability than the Company's arrangements. In addition, the Company may be at a relative cost disadvantage to certain of its competitors as a result of the Company's U.S. dollar denominated purchases of PC components during a period of relative weakening of the U.S. dollar. The failure of the Company to compete effectively in the marketplace could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

  The Company competes with a number of PC manufacturers, which sell their products primarily through direct channels, including Dell Computer Corporation, and Gateway 2000, Inc. The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, NEC Corporation and Toshiba Corporation among others. Several of these manufacturers, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, and retail stores, now sell their products through the direct channel. In addition, the Company expects to face increased competition in the U.S. direct sales market from foreign PC suppliers and from foreign and domestic suppliers of PC products that decide to implement, or devote additional resources to a direct sales strategy. In order to gain an increased share of the United States PC direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market or may have pricing strategies influenced by relative fluctuations in the U.S. dollar compared to other currencies.

  The Company believes that the rate of growth in worldwide sales of PC products, particularly in the United States, where the Company sells a substantial majority of its PC products, has declined and may remain below the growth rates experienced in recent years. Any general decline in demand or decline in the rate of increase in demand for PC products could increase price competition and could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

 Inventory Management

  The Company's ability to compete successfully in the PC market in the future will depend in large part on its ability to accurately forecast demand for its PC products and effectively manage its PC inventories to support this demand. The Company's PC operations focus on the direct sale of assemble-to-order PC systems that feature components incorporating the latest technological developments in the PC industry. The Company has experienced in the past, and could experience in the future, excess PC inventories and inventory obsolescence resulting from, among other things, the Company's inaccurate forecasting of demand for its PC products, the typically longer lead times associated with notebook product supply, the fast pace of technological developments in the PC industry and the short product life cycles of PC products and components. In addition, because high volumes of quality components are required for the manufacture of the Company's PC products, the Company has experienced in the past, and expects to experience in the future, shortages and other supply constraints of key components. Such shortages or supply constraints have in the past adversely affected, and could in the future adversely affect, the Company's ability to ship products on schedule or at expected gross margins. The Company has made significant progress in changing its asset management processes where substantial improvements have been realized with minimal material shortage impact to customer orders, achieving dramatic growth in inventory turns, and industry leading "days sale of inventory" ("DSI"). The Company continues to invest in data systems tools acquisitions to further enhance sales forecasting and supply/demand planning processes. To continue its asset management improvements, the Company must accurately utilize these new processes, facilities and tools to improve its forecast demand for its PC products and obtain adequate, but not excessive, supplies of components to meet actual demand. The failure of the Company to manage its inventories effectively could result in excess PC inventories, inventory obsolescence, component shortages and untimely shipment of products, any of which could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

 Dependence on Key Sources of Supply

  The Company focuses on providing PC systems that feature components and software incorporating the latest technological developments in the PC industry, which components are periodically in short supply and are available from sole or a limited number of suppliers. As a result, the Company has experienced in the past, and expects to experience in the future, shortages in the components used in its PC systems. The microprocessors currently used in the Company's PC systems are manufactured exclusively by Intel Corporation, and, from time to time, the Company has been unable to obtain sufficient quantities of certain Intel microprocessors. In addition, a significant portion of the RAM components used in the Company's PC systems are supplied by MTI, and the Company generally relies on MTI to supply the latest memory densities and configurations available. The Company relies, to a certain extent, upon its suppliers' abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the PC industry. The Company also relies, to a certain extent, upon component suppliers concentrated in specific geographic areas. The Company's supply of notebook computer parts was disrupted in the aftermath of the Taiwan earthquake in September 1999. While the earthquake-related supply issues appear to have been essentially resolved, there is no assurance that sales of products affected by

Item 2. Management's Discussion and Analysis
--------------------------------------------
of Financial Condition and Results of Operations-Continued
----------------------------------------------------------
(Tabular amounts in thousands)

such events in the future will immediately, or ever, return to levels achieved prior to the event. The Company's reliance on a limited number of suppliers and on a strategy of incorporating the latest technological developments into its PC systems involves several risks, including the possibility of shortages and/or increases in costs of components and software, and risk of reduced control over delivery schedules, which could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

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


E-Services
----------

 Competition

  The market for Internet access and Web hosting is extremely competitive. Some of the primary competitive factors in this industry include having a recognized and trusted brand name; maintaining a secure reliable national network with sufficient capacity to support continued growth; maintaining Internet system engineering and technical expertise; introducing new products and services in a timely manner; maintaining sufficient financial resources; providing excellent customer care through prompt and capable technical support and offering competitive prices. As the growth of Internet usage increases, competition is expected to intensify. Some of the Company's current and prospective competitors include national, regional and local Internet service providers; cable television companies; direct broadcast satellite and wireless communications providers; on-line service providers; Web hosting providers; global, national, and regional long distance companies and local exchange telecommunications companies.

  Many competitors have greater market presence, brand recognition, network capacity and financial resources than the Company. A large number of companies including Verio Inc. and Concentric Network Corporation offer e-services similar to those provided by the Company. Large diversified companies such as Intel Corporation, International Business Machines Corporation, and AT&T Corporation have indicated their intent to enter into the e-services market, which will intensify the competition. The Company competes with major long distance companies who offer Internet access services, and the recent federal regulation of the telecommunications industry has created more opportunities for local carriers thereby further increasing competition. In addition, major cable companies and other alternative service providers such as those companies utilizing wireless terrestrial and satellite based service technologies have announced plans to offer Internet access and related services. In addition to possessing large existing customer bases, many of these companies have greater network coverage, market presence and financial resources than the Company. These companies also possess the ability to bundle Internet access with basic local and long distance telecommunications services. This bundling may have an adverse effect the Company's ability to compete effectively and may result in pricing pressures that would adversely affect its business, financial condition, results of operations and cash flows.


Acquisitions

  In the fourth quarter of fiscal 1999, the Company acquired all of the outstanding common stock of HostPro for approximately $21.9 million in cash and the property and equipment of MIS, a division of MTI, for its book value of approximately $2.2 million in cash. On December 14, 1999 the Company acquired
LightRealm for approximately $47.5 million in cash.   There can be no assurance
that the integration, reconfiguration or other modification, if any, of HostPro, MIS or LightRealm will not have a material adverse effect on the operations of such entities or on the Company's business, financial position, results of operations and cash flows. In addition, there can be no assurance the Company will realize the anticipated benefits associated with the acquisitions, including, but not limited to, retention of key personnel, intellectual property rights, increased market presence of a broader e-services offering and economies of consolidating certain administrative support functions.

 General Acquisition Risk
 ------------------------

  The Company expects to continue its expansion and acquisition strategy. Material goodwill and other intangible assets could be required to be recorded in the likely event the purchase price of the acquired businesses exceeds the fair value of the net assets acquired. This could result in significant amortization charges in future periods. The acquired businesses may not achieve the revenues and earnings anticipated by the Company. As a result there could be a material adverse effect on the Company's future

Item 2. Management's Discussion and Analysis
--------------------------------------------
of Financial Condition and Results of Operations-Continued
----------------------------------------------------------
(Tabular amounts in thousands)

results of operations and financial condition. The Company can not assure the timing or size of future acquisitions, or the effect that any future acquisitions may have on its operating results.

 Key Integration Risks
 ---------------------

  In the integration of acquired operations, the Company faces certain key risks. The difficulties experienced may have an adverse impact on the Company. The key integration difficulties may include the loss of key employees and the failure to integrate successfully acquired operations, equipment, facilities, services and networks. These difficulties could adversely affect the Company's financial position, and results of operations. There can be no assurances that the Company will realize any benefits from the acquired operations.

 Dependence on Suppliers and Sources of Supply

  The Company relies on other companies to supply certain key components of its network infrastructure, the quantity and quality of which is only available from limited sources. The Company also relies on providers of data communication facilities and network capacity in addition to local carriers all of whom are oftentimes its competitors. The Company can not assure that it will be able to obtain the necessary services on a cost-effective basis and within the time frame it requires on an ongoing basis, which may have an adverse affect on its business, financial condition, results of operations and cash flows.

 Infrastructure Dependence

  The success of the Company's E-Services is dependent upon its ability to expand its infrastructure capacity, equipment and support services at a competitive cost. The Company may require substantial financial, operational and managerial resources to expand its network infrastructure to accommodate new customer growth. It may also be necessary to enter into additional agreements with providers of infrastructure capacity and equipment and support services. The Company can not assure that it will be able to obtain agreements with acceptable terms or that it will be able to make the necessary network infrastructure modifications to meet its customer's growing demands and changes evolving within the industry.

 Changes In Technology and Industry Standards

  The Internet access and Web hosting industry is subject to rapid changes in technology, changes in customer needs, and the evolution of industry standards. The ability to effectively advance technical expertise, develop new products compatible with emerging technology, and adapt to customers changing needs all in a cost-effective manner is essential for future success. The Company can not assure that it will be successful in accomplishing these tasks. In addition, the Company can not assure those services or technologies developed by others will not render its services or technology noncompetitive or obsolete.

 Network Failure

  The Company's network, and other networks that provide services to the Company, are vulnerable to damage or cessation of operations from earthquakes, severe storms, power loss, fire, telecommunications failures and other similar events. The Company's networks are designed to minimize the risk of such system failures. However, the Company can not assure that it will not experience network failures or even a complete network shutdown.

 Network Security Breaches

  Security problems represent an ongoing threat to public and private data networks. Addressing these problems caused by computer viruses, break-ins or other problems caused by third parties could have a material adverse effect upon the Company's results of operations. Security measures such as limiting physical and network access to routers are in place. However, the Company can not assure that it can offer its customers' complete protection from computer viruses, break-ins and other related problems. Although the Company attempts to limit contractually its liability in such cases, the occurrence of these problems may result in claims against the Company. These claims, regardless of their outcome, could result in costly litigation and adversely affect the Company's business and reputation. In addition, the ability to obtain and retain customers may be compromised by an inability to provide secure

Item 2. Management's Discussion and Analysis
--------------------------------------------
of Financial Condition and Results of Operations-Continued
----------------------------------------------------------
(Tabular amounts in thousands)

transmission of information over the Internet. These issues could have an adverse impact on the Company's customer growth rate, financial condition, results of operations and cash flows.

SpecTek Operations
------------------

 Dependence on Component Recovery Agreement with MTI

  Effective September 2, 1999, the Company and MTI entered into an amended and restated Component Recovery Agreement (the "Component Recovery Agreement"), which expires August 30, 2001, unless terminated earlier as described below. Virtually all of the components used in the Company's SpecTek Operation are obtained from MTI or affiliates of MTI under the Component Recovery Agreement.

  Under the Component Recovery Agreement, MTI is required to offer to the Company all of the nonstandard memory components produced at MTI's semiconductor operations. The Component Recovery Agreement provides that the cost of components obtained from MTI will be negotiated on a quarterly basis, but in no event will the cost be less than 50% of pre-tax income. During the first quarter of fiscal 2000, the cost of obtaining such components was 50% of pre-tax income attributable to the sale of such components. The cost of obtaining such components for the second quarter of fiscal 2000 will be 62.5% of pre-tax income attributable to the sale of such components. The maximum cost payable by the Company to MTI for components during the remainder of fiscal 2000 will be as follows: third quarter, 75% of pre-tax income, and fourth quarter, 87.5% of pre-tax income. The cost to the Company for components obtained from MTI during
fiscal 2001 is not subject to any maximum amount.   There can be no assurance
that the amounts payable by the Company to MTI for components as contemplated under the Component Recovery Agreement will be more favorable than the maximum amounts stated in this paragraph. The quarter to quarter increase in maximum cost to the Company to obtain components from MTI under the Component Recovery Agreement could have a material adverse effect on the Company's financial position, results of operations and cash flows.

  The Component Recovery Agreement also provides that MTI will make commercially reasonable efforts to obtain for the Company nonstandard memory components produced by TECH Semiconductor Singapore Pte. Ltd. and KMT Semiconductor Limited, joint venture companies in which MTI is affiliated. The Company, MTI and the joint venture companies have currently agreed to utilize a pricing matrix based on effective yields and worldwide average sales prices in order to establish prices for the components from the joint venture companies. In such case, the price paid by the Company for components from the joint ventures will be determined under the matrix, rather than as a percentage of pre-tax net income.

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

  Historically, during various reporting periods, SpecTek Operations have had a significant positive impact on the Company's results of operations and cash flows. The expiration of the Component Recovery Agreement, or the sale of the property and equipment of SpecTek Operations to MTI, could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. In addition, a substantial majority of the components used in SpecTek Operations were obtained from MTI under the former Component Recovery Agreement. In the first quarter of fiscal 2000, the Company obtained approximately 65% of its components from MTI's semiconductor manufacturing facilities and an additional 34% of its components from MTI's joint venture affiliates. Many semiconductor manufacturers other than MTI are reluctant to sell nonstandard memory components because such components could compete with their full specification memory components for similar applications. In addition, some manufacturers are concerned that subsequent testing performed by a recovery operation could reveal proprietary data regarding manufacturing yields and processes. As a result, there can be no assurance that the Company would be able to negotiate future purchases of components on terms acceptable to the Company after expiration of the Component Recovery Agreement.

 Pricing of Memory Products

  Pricing for SpecTek Operations' semiconductor memory products fluctuates, to a large degree, based on industry-wide pricing for semiconductor memory products. Historically, the Company has experienced significant declines in the average selling prices of its

Item 2. Management's Discussion and Analysis
--------------------------------------------
of Financial Condition and Results of Operations-Continued
----------------------------------------------------------
(Tabular amounts in thousands)

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

 Memory Product Transition

  The semiconductor memory industry is characterized by, among other things, rapid technological change, frequent product introductions and enhancements, difficulties experienced in transitioning to new products, relatively short product life cycles and volatile market conditions. During periods of product transition, SpecTek Operations has experienced in the past, and may experience in the future, significant increases in component test times and corresponding decreases in throughput. Future gross margins for semiconductor memory products could be adversely affected if the Company is unable to effectively transition to new products in a timely fashion.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

  The Company has limited exposure to financial market risks, including changes in interest rates. At December 2, 1999, the Company had $274.7 million in short-term investments. These short-term investments consist of fixed rate investments in debt obligations of highly rated entities with maturities of one year or less. The Company believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values and has the ability and intent to hold these instruments to maturity. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal.

  The Company uses the U.S. Dollar as its functional currency. Aggregate transaction gains and losses included in the determination of net income have not been material.

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Shareholders
--------------------------------------------------------

  The Company's 1999 Annual Meeting of Shareholders was held on November 22, 1999 at the Nampa Civic Center, Nampa, Idaho. At the meeting, the following items were submitted to a vote of the shareholders. At the meeting, 96,282,424 shares were entitled to vote.

  (1) The following nominees for Directors were elected. Each person elected as Director will serve until the next meeting of shareholders or until such person's successor is elected and qualified.

      Name of Nominee                Votes Cast For          Withhold Authority
      --------------------         ------------------       --------------------

      Steven R. Appleton                91,413,134               210,795
      Joel J. Kocher                    91,438,537               185,392
      Robert A. Lothrop                 91,442,166               181,763
      Robert Lee                        91,447,605               176,324
      John B. Balousek                  91,448,430               175,499

  (2) The amendment to the Company's 1995 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 10,000,000 to 15,000,000 was approved with 68,519,694 votes in favor,
      3,523,666 votes against, and 133,783 abstentions.

  (3) The amendment to the Company's Management and Executive Incentive Plan was approved with 90,820,935 votes in favor, 674,939 votes against, and 128,055 abstentions.

  (4) The ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for the fiscal year ending August 31, 2000 was approved with 91,498,212 votes in favor, 72,527 votes against, and 53,190 abstentions.

Item 5.  Other Information
--------------------------

  None.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  (a) The following are filed as a part of this report:

  Exhibit     Description
  -------     -----------

     10.35    1995 Stock Option Plan, as amended (1)
     10.58 Micron Electronics, Inc. Management and Executive Incentive Plan, as amended
     10.66 Amendment No. 2 to Credit Agreement, dated September 30, 1999, between the Company and certain financial institutions named therein
     10.67 Guaranty Agreement, dated September 30, 1999, between the Company and certain financial institutions named therein

     27       Financial Data Schedule

  (b)  Reports on Form 8-K:

  On September 13, 1999, the Company filed a report on Form 8-K, which announced the entering into an amended Component Recovery Agreement with Micron Technology, Inc.

  On October 13, 1999, the Company filed a report on Form 8-K, which announced the appointment of Jack Balousek as a director.

  (1) Incorporated by reference to Registration Statement on Form S-8 (File No. 333-94745), filed on January 14, 2000

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


                              MICRON ELECTRONICS, INC.
                              -------------------------------------------------
                              (Registrant)


Dated: January 14, 2000
                              /s/  James R. Stewart
                              -------------------------------------------------
                              James R. Stewart, Senior Vice President Finance Chief Financial Officer (Principal Financial and Accounting Officer)