Form 10-Q
period 2000-03-02
MICRON ELECTRONICS INC
filed 2000-04-17
CIK 854460

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                            -----------------------

                                   FORM 10-Q

                            -----------------------



    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 2, 2000

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission File Number: 17932

                            -----------------------


                           Micron Electronics, Inc.
                           ------------------------
            (Exact name of registrant as specified in its charter)


   State or other jurisdiction of incorporation or organization:  Minnesota


                            -----------------------

       Internal Revenue Service - Employer Identification No. 41-1404301


                            -----------------------

                  900 East Karcher Road, Nampa, Idaho  83687
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

     The number of outstanding shares of the registrant's common stock as of April 3, 2000 was 96,559,455.

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

Micron Electronics, Inc.
Consolidated Statements of Income
(Amounts in thousands, except per share amounts)
(Unaudited)


                                                    For the quarter ended                For the six months ended

                                                 March 2,            March 4,            March 2,         March 4,
                                                   2000                  1999                2000             1999
------------------------------------------------------------------------------------------------------------------
Net sales                                       $ 333,760           $ 373,600           $ 686,712        $ 777,097
Cost of goods sold                                267,047             310,208             533,279          644,887
                                                ---------           ---------           ---------        ---------
Gross margin                                       66,713              63,392             153,433          132,210
Selling, general and administrative                60,711              56,150             129,569          108,546
Research and development                              557               1,128               1,133            2,579
Other expense, net                                  1,062               3,865               1,497            3,906
                                                ---------           ---------           ---------        ---------
Operating income                                    4,383               2,249              21,234           17,179
Interest income, net                                3,817               4,531               7,850            8,559
                                                ---------           ---------           ---------        ---------
Income before taxes                                 8,200               6,780              29,084           25,738
Income tax provision                                2,476               2,611               8,740            9,910
                                                ---------           ---------           ---------        ---------
Net income                                      $   5,724           $   4,169           $  20,344        $  15,828
                                                =========           =========           =========        =========
Earnings per share:
  Basic                                         $    0.06           $    0.04           $    0.21        $    0.16
  Diluted                                            0.06                0.04                0.21             0.16
Number of shares used in per share
  calculation:
  Basic                                            96,357              96,137              96,318           96,045
  Diluted                                          96,567              97,080              96,490           97,174


Consolidated Statements of Comprehensive Income

                                                    For the quarter ended                For the six months ended

                                                 March 2,            March 4,            March 2,         March 4,
                                                   2000                  1999                2000             1999
------------------------------------------------------------------------------------------------------------------

Net income                                      $   5,724           $   4,169           $  20,344        $  15,828
Foreign currency translation                            -                 345                   -               (5)
                                                ---------           ---------           ---------        ---------
Comprehensive income                            $   5,724           $   4,514           $  20,344        $  15,823
                                                =========           =========           =========        =========


The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except par value amounts)
(Unaudited)

As of                                                              March 2, 2000       September 2, 1999
--------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                             $  196,824              $  200,950
Liquid investments                                                       109,151                 137,528
Receivables, net                                                         144,469                 152,658
Inventories                                                               27,778                  17,521
Deferred income taxes                                                     13,152                  14,819
Other current assets                                                      10,612                  20,590
                                                                      ----------              ----------
  Total current assets                                                   501,986                 544,066

Property, plant and equipment, net                                       197,627                 159,859
Acquired intangibles and goodwill, net                                    70,854                  22,580
Other assets                                                              11,149                   7,026
                                                                      ----------              ----------
  Total assets                                                        $  781,616              $  733,531
                                                                      ==========              ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                 $  242,820              $  214,426
Accrued licenses and royalties                                             9,557                  20,231
Current debt                                                               3,189                   7,000
                                                                      ----------              ----------
     Total current liabilities                                           255,566                 241,657

Long-term debt                                                             2,333                   5,001
Deferred income taxes                                                     23,822                  11,926
Other liabilities                                                         20,625                  16,448
                                                                      ----------              ----------
  Total liabilities                                                      302,346                 275,032
                                                                      ----------              ----------
Common stock, $0.01 par value, authorized 150.0 million shares;
  issued and outstanding 96.4 million and 96.3 million shares,
  respectively                                                               964                     963
Additional capital                                                       128,378                 127,951
Retained earnings                                                        349,928                 329,585
                                                                      ----------              ----------
  Total shareholders' equity                                             479,270                 458,499
                                                                      ----------              ----------
  Total liabilities and shareholders' equity                          $  781,616              $  733,531
                                                                      ==========              ==========


The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Six months ended                                                          March 2, 2000   March 4, 1999
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $  20,344       $  15,828
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                               18,624          15,928
     Provision for (recovery of) doubtful accounts                                  897              (8)
     Changes in operating assets and liabilities, net of acquisitions:
       Receivables                                                                7,480         (11,103)
       Inventories                                                              (10,256)          3,483
       Other current assets                                                      10,108               -
       Accounts payable and accrued expenses                                     30,020          23,801
       Accrued licenses and royalties                                           (10,674)         (3,034)
       Deferred income taxes                                                      6,376           2,442
       Other                                                                     (2,459)           (617)
                                                                              ---------       ---------
Net cash provided by operating activities                                        70,460          46,720
                                                                              ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment                                  (58,247)        (25,287)
Proceeds from sales of property, plant and equipment                                  -             329
Purchases of held to maturity investments                                      (124,319)        (77,840)
Acquisitions, net of cash acquired                                              (43,354)              -
Proceeds from maturities of investment securities                               154,900          46,205
Other                                                                             6,368            (904)
                                                                              ---------       ---------
Net cash used for investing activities                                          (64,652)        (57,497)
                                                                              ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt                                                              (10,361)        (14,369)
Proceeds from issuance of common stock                                              427           3,998
                                                                              ---------       ---------
Net cash used for financing activities                                           (9,934)        (10,371)
                                                                              ---------       ---------
Net decrease in cash and cash equivalents                                        (4,126)        (21,148)
Effect of exchange rate changes on cash and cash equivalents                          -             330
Cash and cash equivalents at beginning of period                                200,950         328,537
                                                                              ---------       ---------
Cash and cash equivalents at end of period                                    $ 196,824       $ 307,719
                                                                              =========       =========

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Notes to Financial Statements
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

1.   Unaudited Interim Financial Statements

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Micron Electronics, Inc. and its subsidiaries (collectively, the "Company") and their results of operations and cash flows. Operating results for the three and six-month periods ended March 2, 2000 are not necessarily indicative of the results that may be expected for the full year. Certain reclassifications, none of which affects net income, have been made to present the financial statements on a consistent basis.

     This report on Form 10-Q for the second quarter ended March 2, 2000 should be read in conjunction with the Company's Report on Form 10-K for the fiscal year ended September 2, 1999. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated September 2, 1999. The Company's fiscal year is a 52 or 53 week period ending on the Thursday closest to August 31. The 2000 and 1999 fiscal years each contain 52 weeks. As of March 2, 2000, the Company was 61% owned by Micron Technology, Inc. ("MTI").

     Revenue from product sales to customers is generally recognized upon shipment. A provision for estimated sales returns and discounts is recorded in the period in which the sales are recognized. Revenue from Internet access and Web hosting services is recognized as the services are performed. Revenue from service and support contracts for which the Company is primarily obligated is recognized over the term of the contract. Revenue from sales of third party service contracts for which the Company is not obligated is recognized at the time of sale.

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

     The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements" in December 1999. The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption is required by the first quarter of fiscal 2001, and early adoption is permitted. The Company is currently evaluating the effect this SAB may have on its revenue recognition practices and results of operations.

2.  Receivables

                                      March 2, 2000        September 2, 1999
----------------------------------------------------------------------------
Trade receivables                         $ 133,184                $ 144,996
Receivables from affiliates                   5,041                    1,435
Income taxes recoverable from MTI             7,085                    6,602
Other                                         5,634                    5,974
Allowance for doubtful accounts              (4,467)                  (3,846)
Allowance for returns and discounts          (2,008)                  (2,503)
                                          ---------                ---------
                                          $ 144,469                $ 152,658
                                          =========                =========

Micron Electronics, Inc.
Notes to Financial Statements - Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

3.  Inventories
                                             March 2, 2000   September 2, 1999
------------------------------------------------------------------------------
Raw materials and supplies                        $ 13,024            $  5,931
Work in progress                                     9,319               8,582
Finished goods                                       5,435               3,008
                                                  --------            --------
                                                  $ 27,778            $ 17,521
                                                  ========            ========
4.  Property, Plant and Equipment
                                             March 2, 2000   September 2, 1999
------------------------------------------------------------------------------
Land                                              $  1,234            $  1,234
Buildings                                           58,489              38,081
Equipment and software                             210,702             152,363
Assets in progress                                  22,886              52,816
                                                  --------            --------
                                                   293,311             244,494
Less accumulated depreciation and amortization     (95,684)            (84,635)
                                                  --------            --------
                                                  $197,627            $159,859
                                                  ========            ========

5.  Acquired Intangibles and Goodwill
                                             March 2, 2000   September 2, 1999
------------------------------------------------------------------------------
Acquired intangibles                              $ 19,300            $  5,400
Goodwill                                            54,241              17,386
                                                  --------            --------
                                                    73,541              22,786
Less accumulated amortization                       (2,687)               (206)
                                                  --------            --------
                                                  $ 70,854            $ 22,580
                                                  ========            ========

Amortization expense related to goodwill and acquired intangible assets amounted to $1.8 million and $2.5 million for the second quarter and first six months of fiscal 2000, respectively. The Company did not have any amortization expense of goodwill or acquired intangible assets during the corresponding periods of fiscal 1999.

6.  Accounts Payable and Accrued Expenses
                                             March 2, 2000   September 2, 1999
------------------------------------------------------------------------------
Trade accounts payable                            $155,945            $150,957
Payable to affiliates                               53,825              31,055
Salaries, wages and benefits                        16,029              16,850
Income taxes payable                                     1                  36
Deferred revenue - current                           5,538               3,328
Accrued warranty - current                          11,272              10,116
Other                                                  210               2,084
                                                  --------            --------
                                                  $242,820            $214,426
                                                  ========            ========

Micron Electronics, Inc.
Notes to Financial Statements - Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

7.  Other Liabilities
                                             March 2, 2000   September 2, 1999
------------------------------------------------------------------------------
Accrued stock compensation                        $  4,707            $  3,892
Deferred revenue - long-term                         5,658               4,126
Accrued warranty - long-term                         2,104               1,542
Other                                                8,156               6,888
                                                  --------            --------
                                                  $ 20,625            $ 16,448
                                                  ========            ========

8.  Debt
                                             March 2, 2000   September 2, 1999
------------------------------------------------------------------------------
Notes payable in periodic installments
  through November 2002, weighted average
  interest rate of 8.80% and 7.85%,
  respectively                                    $  3,538            $  9,722
Capitalized lease obligations payable
  in monthly installments through
  November, 2002, interest rate of
  10.64% and 7.61%, respectively                     1,984               2,279
                                                  --------            --------
                                                     5,522              12,001

Less current portion                                (3,189)             (7,000)
                                                  --------            --------
                                                   $ 2,333             $ 5,001
                                                  ========            ========

  The Company has an unsecured credit agreement, expiring June 2001, with a group of financial institutions providing for borrowings totaling $100 million. As of March 2, 2000, the Company was eligible to borrow the full amount under the agreement but had no borrowings outstanding. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company.

  Certain of the Company's notes payable are collateralized by equipment with a total cost of $10 million and accumulated depreciation of $8 million as of March 2, 2000. Equipment under capital leases net of accumulated amortization was $2 million as of March 2, 2000.

9.  Transactions with Affiliates

                                                                For the quarter ended             For the six months ended
                                                                  March 2,  March 4,                  March 2,  March 4,
                                                                      2000      1999                      2000      1999
                                                                   -------   -------                   -------   -------
Net sales                                                          $ 1,158   $ 1,154                   $ 2,751   $ 1,752
Inventory purchases                                                 18,144    11,303                    39,187    22,432
Component recovery agreement expenses                               31,124    19,707                    56,553    35,792
Administrative services and other expenses                              88       115                       213       229
Sub-lease to MTI                                                        48         -                        96         -
Property, plant and equipment purchases                              4,840     1,665                     5,139     3,535
Property, plant and equipment sales                                  4,317         -                     6,123         -

  Effective September 2, 1999, the Company and MTI entered into an amended and restated Component Recovery Agreement (the "Component Recovery Agreement") which expires August 30, 2001 unless terminated earlier as described below. Under the Component Recovery Agreement, MTI is required to offer to the Company all of the nonstandard memory components produced at MTI's semiconductor operations. These components are used in the Company's SpecTek Operations. The Component Recovery Agreement provides that the cost of components obtained from MTI will be negotiated on a quarterly basis, but in no event will the cost be less than 50% of pre-tax income. The cost of obtaining such components for the first quarter of fiscal 2000 was 50.0% of pre-tax income attributable to the sale of such

Micron Electronics, Inc.
Notes to Financial Statements - Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

components compared to 62.5% for the second and third quarter of fiscal 2000. The maximum cost payable by the Company to MTI for components for the fourth quarter of fiscal 2000 is 87.5% of pre-tax income, unless otherwise agreed by the Company and MTI. The cost to the Company for components obtained from MTI during fiscal 2001 is not subject to any maximum. The Company recognizes costs incurred under the Component Recovery Agreement as a component of cost of goods sold in the consolidated statements of income.

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

     Under the Component Recovery Agreement, as of the commencement of the second quarter of fiscal 2000, the Company has an option to require MTI to purchase the property and equipment of SpecTek Operations for a purchase price equal to net book value. At the commencement of fiscal 2001, MTI has an option to require the Company to sell the property and equipment of SpecTek Operations under the same terms and conditions. Additionally, the Company has an option to require MTI to purchase, and MTI has the option to require the Company to sell, the assets of SpecTek Operations at book value if MTI's ownership in the Company falls below 50% or if an unrelated third party acquires more than 30% of the Company. The Component Recovery Agreement would terminate if MTI purchases the property and equipment of SpecTek Operations pursuant to the exercise of the above-described options.

10.  Income Taxes

     The effective income tax rate of 30.0% for the second quarter and first six months of fiscal 2000 principally reflects the federal statutory rate, net of the effect of state taxes and the effects of the Company's wholly-owned foreign sales corporation, tax exempt securities, and federal research and development credits. The effective tax rate of 38.5% for the second quarter and first six months of fiscal 1999 principally reflects the federal statutory rate, net of the effect of state taxes.

11.  Earnings Per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding. Potential shares result from the assumed exercise of outstanding stock options. Diluted earnings per share excludes the effect of antidilutive stock options, aggregating 5 million in the second quarter and first six months of fiscal 2000 and 1 million in the second quarter and first six months of fiscal 1999, respectively.

                                                 For the quarter ended  For the six months ended

                                                    March 2,  March 4,     March 2,     March 4,
                                                        2000      1999         2000         1999
------------------------------------------------------------------------------------------------
Net income available to common shareholders          $ 5,724   $ 4,169      $20,344      $15,828
                                                     =======   =======      =======      =======
Common shares outstanding:
Weighted average shares outstanding - basic           96,357    96,137       96,318       96,045
Effect of dilutive stock options                         210       943          172        1,129
                                                     -------   -------      -------      -------
Weighted average shares outstanding - diluted         96,567    97,080       96,490       97,174
                                                     =======   =======      =======      =======
Earnings per share:
Basic                                                $  0.06   $  0.04      $  0.21      $  0.16
Diluted                                                 0.06      0.04         0.21         0.16

Micron Electronics, Inc.
Notes to Financial Statements - Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)


12.  Commitments

     As of March 2, 2000, the Company had commitments of $24 million for purchases of equipment and software, and $1 million for construction of buildings. In addition, the Company is required to make minimum royalty payments under certain agreements and periodically enters into purchase commitments with certain suppliers.


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

     During the first quarter of fiscal 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states. In association therewith, the Company is party to agreements with nearly all states, which generally limit the liability of the Company, if any, for non-remittance of sales and use taxes prior to such agreements' effective dates. The Company has accrued a liability for the estimated settlement costs of issues related to sales and use taxes not covered by such agreements. Management believes the resolution of any matters relating to the non-remittance of sales and use taxes will not materially affect the Company's financial condition or results of operations.

14.  Acquisitions

     On December 14, 1999, the Company acquired LightRealm, Inc. ("LightRealm"), a Kirkland, Washington-based Web and applications hosting and Internet access company serving small-and medium-size businesses. The Company acquired LightRealm for approximately $48 million in cash, including expenses. The acquisition was accounted for as a purchase with the purchase price allocated to the net assets acquired, including intangible assets, based on their fair values, and related deferred taxes. Certain of these allocations have been made on the basis of preliminary information and estimates and are subject to change upon finalization. The LightRealm purchase agreement provides for an escrow of $10 million to secure certain obligations and warranties of its selling shareholders. Under certain circumstances as defined in the stock purchase agreement, the selling shareholders have the right to exchange their pro-rata escrow balance for capital stock of the Company's e-services subsidiary not to exceed an aggregate of 1.75% of the shares issued.


     In addition, the Company acquired the outstanding common stock of NetLimited, d.b.a. HostPro, on August 2, 1999 and acquired the property and equipment of MTI's Internet service operating division, Micron Internet Services, on September 2, 1999, and operating results are included in the statements of operations since the acquisition dates.

Micron Electronics, Inc.
Notes to Financial Statements - Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

15.  Operating Segment and Geographic Information

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

     The Company's predominant operations are to market, design, develop and manufacture PC products, offer Internet access and Web hosting services, and manufacture SpecTek memory products. The Company's reportable segments have been determined based on the nature of its operations, products offered to customers and information used by the Chief Operating Decision Maker as defined by FAS 131. The Company's three reportable segments are PC Systems, e-Services and SpecTek Operations. The primary products of the PC Systems segment include a wide range of desktop and notebook PC Systems, multiprocessor network servers, and hardware services. The e-Services segment focuses on Internet access and Web hosting. The primary products of the SpecTek Operations include DRAM, SDRAM, and memory modules.

     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Segment operating results are measured based on operating income (loss). The elimination of internal net sales primarily reflects charges between PC Systems and SpecTek Operations. Such charges are based on estimated costs.

                                                                For the quarter ended     For the six months ended

                                                                  March 2,   March 4,      March 2,      March 4,
                                                                      2000       1999          2000          1999
-----------------------------------------------------------------------------------------------------------------
Net Sales
PC Systems                                                        $243,759   $323,471      $503,300      $687,630
e-Services                                                           7,170          -        11,310             -
SpecTek Operations                                                  84,001     50,841       174,019        90,730
                                                                  --------   --------      --------      --------
Total segment sales                                                334,930    374,312       688,629       778,360
Elimination of internal net sales                                   (1,170)      (712)       (1,917)       (1,263)
                                                                  --------   --------      --------      --------
Total consolidated net sales                                      $333,760   $373,600      $686,712      $777,097
                                                                  ========   ========      ========      ========

Operating Income (Loss)
PC Systems                                                        $(19,050)  $(15,681)     $(47,767)     $(13,681)
e-Services                                                          (6,708)         -        (8,639)
SpecTek Operations                                                  30,436     17,930        78,466        30,860
                                                                  --------   --------      --------      --------
Total segment operating income                                       4,678      2,249        22,060        17,179
Elimination of intersegment income                                    (295)         -          (826)            -
                                                                  --------   --------      --------      --------
Total segment operating income                                    $  4,383   $  2,249      $ 21,234      $ 17,179
                                                                  ========   ========      ========      ========

Capital Expenditures for Property, Plant and Equipment
PC Systems                                                        $ 15,694   $  8,344      $ 31,988      $ 15,438
e-Services                                                           4,225          -         5,365             -
SpecTek Operations                                                  20,092      3,956        22,742         9,849
                                                                  --------   --------      --------      --------
Total segment capital expenditures                                $ 40,011   $ 12,300      $ 60,095      $ 25,287
                                                                  ========   ========      ========      ========

Micron Electronics, Inc.
Notes to Financial Statements - Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

16.  Subsequent Event

     On March 16, 2000, the Company acquired Worldwide Internet Publishing Company ("WIPC"), a Boca Raton, Florida-based Web hosting company serving small- and medium-size businesses. The Company acquired all of the outstanding stock of WIPC for approximately $13 million in cash. The acquisition will be accounted for using the purchase method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------
(Tabular amounts in thousands)


     Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors" and in other Company filings with the Securities and Exchange
Commission.   All quarterly references are to the Company's fiscal periods ended
March 2, 2000, September 2, 1999 or March 4, 1999, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

Overview

     Micron Electronics, Inc. and its subsidiaries (hereinafter referred to collectively as "Micron" or the "Company") is a leading provider of personal computers, business Internet offerings, Web hosting and business-to-business e-commerce applications for small-and medium-size businesses, government and education markets. Under the micronpc.com, HostPro, Micron Internet Services and SpecTek brands, the Company offers a wide range of innovative products, services and support. The Company's three reportable segments are PC Systems, e-Services and SpecTek Operations. The primary products of the PC Systems segment include a wide range of desktop and notebook PC Systems, multiprocessor network servers, and hardware services. The e-Services segment focuses on Internet access and Web hosting through HostPro and Micron Internet Services. The primary products of the SpecTek Operations segment include DRAM, SDRAM, and memory modules.

     The Company expects to continue its expansion and acquisition strategy to increase its e-Services capabilities. On August 2, 1999, the Company acquired 100% of the outstanding stock of NetLimited, Inc. (d.b.a. "HostPro"), a Web and applications hosting provider. On September 2, 1999, the Company acquired the property and equipment of Micron Internet Services ("MIS"), formerly a division of MTI, a provider of dedicated, nationwide dial-up and broadband Internet access, virtual private network solutions, and e-commerce services. On December 14, 1999 the Company acquired LightRealm, Inc., a Web and applications hosting and Internet access company. Subsequent to quarter end, the Company acquired Worldwide Internet Publishing Company, a Web hosting company. See "Subsequent Event."

     The Company recently announced that it is in the process of engaging an investment banker to assist in evaluating alternatives for unlocking the value of its e-services business. However, there can be no assurance that any available alternatives will be pursued. Additionally, there can be no assurance that pursuit of such alternatives would have a positive effect on the Company's financial position or stock price or that the Company's e-Services business would obtain any particular valuation. Stock prices for companies in the industry are subject to significant fluctuation. Further, the Company's e-Services business is subject to a wide variety of other risks and uncertainties. See "Certain Factors - Internet Services."

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

     Subsequent to quarter end the Company announced a strategic initiative with Best Buy Co., Inc. to install direct-to-the-manufacturer kiosks in Best Buy's 357 U.S. retail stores in 39 states. This agreement is intended to complement the Company's direct PC sales force and leverage the Company's supply chain efficiencies. However, there can be no assurance that this initiative will have a material positive impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations-Continued
-----------------------
(Tabular amounts in thousands)


Results of Operations

     Net income for the second quarter of fiscal 2000 was $6 million, or $0.06 per diluted share, on net sales of $334 million compared to net income of $4 million, or $0.04 per diluted share, on net sales of $374 million for the second quarter of fiscal 1999. Net income for the first six months of fiscal 2000 was $20 million, or $0.21 per diluted share, on net sales of $687 million compared to net income of $16 million, or $0.16 per diluted share, on net sales of $777 million for the first six months of fiscal 1999.

Net Sales
----------


     The following table summarizes the Company's net sales by operating segment:

                                   For the quarter ended                      For the six months ended
                         March 2,              March 4,                   March 2,          March 4,
                             2000                  1999                       2000              1999
------------------------------------------------------------------------------------------------------------
PC Systems               $242,589      72.7%   $323,471   86.6%          $501,383   73.0%  $687,630   88.5%
e-Services                  7,170       2.1%          -      -             11,310    1.6%         -      -
SpecTek Operations         84,001      25.2%     50,129   13.4%           174,019   25.3%    89,467   11.5%
                         --------     -----    --------   -----          --------  -----   --------  -----

Total net sales          $333,760     100.0%   $373,600   100.0%         $686,712  100.0%  $777,097  100.0%
                         ========     =====    ========   =====          ========  =====   ========  =====

 PC Systems

     In the second quarter of fiscal 2000, net sales of the Company's PC Systems decreased 25% from the second quarter of fiscal 1999. This decrease was due to a 36% decline in consumer and commercial sales resulting in a decrease in the shipment of notebook and desktop units of 30% and 28%, respectively. A planned transition to a new notebook supplier in the second quarter of fiscal 2000 was the primary cause of the decrease in notebook sales, and a lack of a desktop appliance PC to meet competitive market requirements and generally sluggish commercial PC demand were primary causes of the decrease in shipments of commercial desktop products. Sales of PC Systems were 27% lower in the first six months of fiscal 2000 compared to the first six months of fiscal 1999. This decrease was due to a 36% decline in consumer and commercial sales resulting in a decrease in the shipment of notebook and desktop units of 38% and 25%, respectively. Supply issues encountered in the first fiscal quarter of 2000 and the planned transition to a new notebook supplier in the second quarter of fiscal 2000 contributed to the decline in sales.

     Sales to governmental entities increased 14% during the second fiscal quarter of 2000 compared to the second fiscal quarter of 1999 primarily due to the sale of software licenses in the amount of $14 million. Sales to governmental entities decreased 7% in the first six months of fiscal 2000 compared to the first six months of fiscal 1999, reflecting increased pricing competition and lower than usual purchases by federal government agencies. Sales to governmental entities decreased 21% from the first to the second quarter of fiscal 2000, reflecting seasonally lower government PC sales. The level of the Company's government sales is dependent on buying practices of government entities and the level of these sales may vary from quarter to quarter.

 e-Services

     Revenue in the e-Services segment was $7 million and $11 million for the second quarter and first six months of fiscal 2000, respectively. The first quarter of fiscal 2000 was the first full quarter of operations of this business. Revenue increased 73% from the first to the second quarter of fiscal 2000, due to a 33% increase in average revenue per hosting account, quarterly hosting account growth of 104% and an increase of 24% in Internet access
accounts.   Adjusting for the LightRealm acquisition, quarterly hosting account growth for existing properties increased 30%. The Company had 34,900 paid hosting accounts, more than 34,000 Internet access accounts, over 75,000 paid hosted Web sites, and 234 dedicated and server accounts at the end of the second quarter of fiscal 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations-Continued
-----------------------
(Tabular amounts in thousands)

 SpecTek Operations

     Net sales of semiconductor memory products were 68% higher in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999 primarily due to a 147% increase in megabits of memory shipped offset by a 33% decrease in average selling prices. Net sales of semiconductor memory products were 95% higher in the first six months of fiscal 2000 compared to the first six months of fiscal 1999, due primarily to a 116% increase in megabits of memory shipped offset by an 11% decrease in average selling prices. The increase in megabits of memory shipped in fiscal 2000 compared to fiscal 1999 was primarily due to product transition to the 64-megabit component from the 16-megabit component, resulting in increased throughput for substantially all memory products. Historically, the SpecTek Operations have experienced significant volatility in product prices, and further volatility in prices for future sales of these products is anticipated. SpecTek's results of operations are influenced by a number of factors including pricing for nonstandard semiconductor memory components and the availability of those components. See "Certain Factors-- SpecTek Operations--Pricing of Memory Products."


Gross Margin
------------
                                      For the quarter ended                         For the six months ended
                              March 2,            March 4,                    March 2,      March 4,
                                  2000                1999                        2000         1999
------------------------------------------------------------------------------------------------------------------
PC Systems                     $32,480    13.4%   $44,479    13.8%            $ 68,461    13.7%   $ 98,984   14.4%
e-Services                       2,358    32.9%         -       -                3,655    32.3%          -      -
SpecTek memory products         31,875    37.9%    18,913    37.7%              81,317    46.7%     33,226   37.1%
                               -------            -------                     --------            --------
Total gross margin             $66,713    20.0%   $63,392    17.0%            $153,433    22.3%   $132,210   17.0%
                               =======            =======                     ========            ========

 PC Systems

     Gross margin as a percent to sales from the Company's PC operations has remained relatively flat compared to the second quarter and first six months of fiscal 1999. The Company continues to experience pricing pressure on sales to government entities and fierce pricing competition in the consumer and commercial markets. Additionally, the product sales mix during the first six months of fiscal 2000 has been unfavorable due to the reduced shipments of notebook products, which typically contribute higher gross margin percentages. Lower PC sales volume also pressured gross margin during the first six months of fiscal 2000.

     The Company expects to continue to experience significant gross margin pressure on sales of its PC products as a result of intense competition in the PC industry and customer demands for more powerful PC Systems at lower prices. In addition, the Company's gross margin percentage will continue to depend in large part on its ability to effectively forecast demand and manage its inventories of PC components. See ''Certain Factors--PC Systems-- Competition'' and ''Certain Factors--PC Systems--Inventory Management.''

 e-Services

     The gross margin of the Company's e-Services increased 82% from the first to the second quarter of fiscal 2000, primarily as a result of the acquisition of LightRealm, Inc., and 2% as a percentage of sales. Cost of sales for e-Services primarily represents telecommunications expenses, maintenance and depreciation of data center and related telecommunication and Web hosting equipment, salary and benefits for data center and support personnel, and the cost of hardware sold.

 SpecTek Operations

     The gross margin realized by the Company's SpecTek Operations was 69% higher in the second fiscal quarter of 2000 compared to the second fiscal quarter of 1999 due to a 147% increase in megabits shipped offset by the 33% decrease in average selling prices. The gross margin was 145% higher in the first six months of fiscal 2000 compared to fiscal 1999 due to a 116% increase in megabits shipped offset by an 11% decrease in average selling prices. The Company has experienced significant volatility in selling prices and expects average selling prices for its SpecTek Operations products to continue to exhibit significant volatility. As a result, the gross margin for the Company's SpecTek Operations could decline and adversely affect the Company's business, results of operations and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations-Continued
-----------------------
(Tabular amounts in thousands)


Additionally, under the Component Recovery Agreement, the maximum cost to the Company to obtain components from MTI increases from quarter to quarter during the term and will likely be significantly higher than historical costs, which could have a material adverse effect on the Company's results of operations, including gross margin. The cost of obtaining such components during the first quarter was 50.0% of pre-tax income attributable to the sale of such components compared to 62.5% for the second and third quarters of fiscal 2000. The maximum cost payable by the Company to MTI for components in the fourth quarter of fiscal 2000 is 87.5% of pre-tax income, unless otherwise agreed by the Company and MTI. See "Certain Factors--SpecTek Operations--Dependence on Component Recovery Agreement with MTI."


Operating Expenses
------------------

                                                For the quarter ended                 For the six months ended

                                           March 2,              March 4,         March 2,                March 4,
                                               2000      Change      1999             2000     Change         1999
------------------------------------------------------------------------------------------------------------------
Selling, general and administrative         $60,771        8.2%     56,150        $129,569      19.4%     $108,546
Research and development                        557     (50.6)%      1,128           1,133    (56.1)%        2,579
Other expense (income), net                   1,062     (72.5)%      3,865           1,497    (61.7)%        3,906

     Selling, general and administrative expenses as a percentage of net sales for the second quarter and first six months of fiscal 2000 were 18% and 19%, respectively compared to 15% and 14% for the second quarter and first six months of fiscal 1999. The increase in costs primarily relate to marketing and advertising costs associated with a major launch of Subscription Computing and increased levels of personnel, technical and professional fees, and other expenses related to newly acquired subsidiaries.

     Research and development expenses as a percentage of net sales for the second quarter and first six months of fiscal 2000 were 0.2%, compared to 0.3% for the second quarter and first six months of 1999. The decrease is primarily the result of a discontinuance of certain research and development activities.

     Other expense as a percentage of net sales for the second quarter and first six months of fiscal 2000 were 0.3% and 0.2%, respectively, compared to 1.0% and 0.5% for the second quarter and first six months of 1999. The decrease as a percentage of sales over the second quarter and first six months of fiscal 1999 is primarily attributable to expenses incurred to consolidate the Micron Electronics Japan operation into the Company's Nampa operation during the second
quarter of 1999.   Other expense in fiscal 2000 is composed primarily of
amortization of goodwill associated with the e-Services acquisitions. The amount of goodwill and related amortization expense is expected to increase as the Company continues to execute its acquisition strategy. See "Certain Factors -- e-Services -- Acquisitions -- General Acquisition Risk."

Income Tax Provision

     The annual effective tax rate was 30.0% in the second quarter and first six months of fiscal 2000, compared to 38.5% in the second quarter and first six months of fiscal 1999. The decrease is principally due to benefits received from the Company's tax-exempt securities, foreign sales corporation and federal research and development credits.

Liquidity and Capital Resources

     As of March 2, 2000, the Company had cash, cash equivalents and liquid investments of $306 million, representing a decrease of $33 million compared to September 2, 1999. Principal sources of liquidity for the first six months of fiscal 2000 were cash flows from operations of $70 million, which were derived primarily from SpecTek Operations, and proceeds from maturing investments of $155 million. Principal uses of cash in the first six months of fiscal 2000 were purchases of held to maturity investments of $124 million, property, plant and equipment expenditures of $58 million and the purchase of LightRealm of $48 million. Pursuant to the Company's Amended and Restated Component Recovery Agreement with MTI effective September 2, 1999, and subject to certain conditions, MTI will purchase and lease back to SpecTek equipment as is reasonably appropriate for SpecTek to perform its component recovery operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations-Continued
-----------------------
(Tabular amounts in thousands)


SpecTek Operations accounted for $23 million of the Company's purchases of property, plant and equipment in the first six months of fiscal 2000, all of which property, plant, and equipment is anticipated to be purchased by MTI under the agreement. As of March 2, 2000, $4 million of this amount had been purchased by MTI.

     The Company has an unsecured credit agreement, expiring June 2001, with a group of financial institutions providing for borrowings totaling $100 million. As of March 2, 2000, the Company was eligible to borrow the full amount under the agreement but had no borrowings outstanding. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company.

     At March 2, 2000, the Company had commitments of $25 million related to capital expenditures for the expansion and upgrading of facilities and equipment. The Company anticipates capital expenditures for the expansion and upgrading of facilities and equipment in fiscal 2000 will be in excess of $145 million, of which $75 million relates to SpecTek Operations and is anticipated to be purchased by MTI under the Component Recovery Agreement. The Company expects its future working capital requirements to increase. The Company has employed cash resources in its e-Services acquisition strategy, and it expects to continue to do so in the future. The Company believes that currently available cash and cash equivalents, liquid investments, cash flows from operations, current credit facilities and equipment financing will be sufficient to fund its operations for the next six months.

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

     The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements" in December 1999. The SAB summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption is required by the first quarter of fiscal 2001, and early adoption is permitted. The Company is currently evaluating the effect this SAB may have on its revenue recognition practices and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations-Continued
-----------------------
(Tabular amounts in thousands)

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

General
-------

 Fluctuations in Operating Results and Stock Price

     The Company's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and annual basis, as a result of a wide variety of factors, including, but not limited to, industry competition, the Company's ability to accurately forecast demand and selling prices for its PC products, fluctuating market pricing for PC's and semiconductor memory products, seasonal government purchasing cycles, inventory obsolescence, the Company's ability to effectively manage inventory levels, changes in product mix, manufacturing and production constraints, fluctuating component costs, the effects of product reviews and industry awards, availability and pricing of the memory components used by the Company's SpecTek Operations, critical component availability, seasonal cycles common in the PC industry, the timing of new product introductions by the Company and its competitors and global market and economic conditions. As a result, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period. The trading price of the common stock of the Company is subject to significant fluctuations due to general market conditions and financial performance of the Company and its competitors, announcements of technological innovations, new commercial products or new strategies by competitors, component availability and pricing, and other factors.

 Management

     The Company has experienced increased complexity of its operations, operating and financial information systems and in its scope of operations. The increased complexity of the Company's operations results from a number of factors, including the expansion of the Company's Internet and service offerings, the acquisition of Internet service providers and the Company's new strategic initiative with Best Buy Co., Inc. This increased complexity has resulted in new and increased responsibilities for the Company's management and has placed, and continues to place, significant demands upon the Company's management, operating and financial information systems and other resources and systems. The Company continues to consider various expansion alternatives, including expansion of facilities, acquisition or establishment of facilities in new geographic regions and certain strategic relationships. There can be no assurance that the Company's management resources, operating and financial information systems, other resources and systems will be adequate to support the Company's existing or future operations, the failure of which could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

 Intellectual Property Matters

     It is common in the electronics industry for patent, trademark and other intellectual property rights claims to be asserted against companies, including component suppliers and PC manufacturers. Periodically, the Company is made aware that the technology it uses may infringe on intellectual property rights held by others. The Company evaluates all such claims and, if necessary and appropriate, seeks to obtain licenses for the continued use of such technology. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the balance sheet date. The Company would be placed at a competitive disadvantage if it were unable to obtain such licenses upon terms at least as favorable as those experienced by the Company's competitors. The Company has entered into several intellectual property license agreements, and as a majority-owned subsidiary of MTI, is licensed under certain license agreements between MTI and third parties. The Company's rights under license agreements between MTI and third parties may terminate in the event that the Company is no longer a majority-owned subsidiary of MTI. Intellectual property license agreements generally require one-time or periodic royalty payments and are subject to expiration at various times. If the Company or its suppliers are unable to obtain licenses necessary to use intellectual property in their products or processes, the Company may be forced to market products without certain technological features or software, discontinue sales of certain of its products and/or defend legal actions taken against it relating to allegedly protected technology. The inability of the Company to obtain licenses necessary to use certain technology, or an inability to obtain such licenses on competitive

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations-Continued
-----------------------
(Tabular amounts in thousands)

terms or any litigation determining that the Company, in the manufacture or sale of its products, has infringed on the intellectual property rights of third parties, could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

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

 MTI Ownership of Common Stock of the Company

     As of March 2, 2000, MTI owned approximately 61% of the Company's outstanding common stock. In addition, two of the five directors of the Company are also directors of MTI, including Steven R. Appleton, Chairman and Chief Executive Officer of MTI. So long as MTI continues to own a majority of the outstanding common stock of the Company, MTI will have the ability to control the outcome of matters requiring shareholder approval, including the election of directors, and generally will have the ability to control the management and certain financial and other affairs of the Company. Termination or modification of certain of the Company's arrangements with MTI resulting in terms less favorable to the Company could adversely affect the Company's business, financial position, results of operations and cash flows. In the event that MTI's ownership of the Company were to decrease below certain levels, certain arrangements may be terminated by MTI, which could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Intellectual Property Matters" and "SpecTek Operations-- Dependence on Component Recovery Agreement with MTI."

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

 Year 2000

     The Company did not experience any disruption to its business operations resulting from the transition to the year 2000. During the first three months of the calendar year 2000, the Company did not encounter significant issues related to its transactions with customers and suppliers. The Company is continuing to monitor both its internal systems and transactions with customers and suppliers for any indication of Year 2000 related problems.
As of the end of the first six months of fiscal 2000, the Company incurred aggregate incremental costs of $2.3 million related to Year 2000 readiness programs with respect to internal IT and non-IT systems and third party providers. The incremental costs include allocated costs of the Company's information technology organization incurred in connection with Year 2000 compliance projects. The Company does not anticipate incurring any further costs related to Year 2000 readiness programs. This estimate, however, does

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations-Continued
-----------------------
(Tabular amounts in thousands)


not include potential costs related to any customer or other product liability claims. On October 26, 1998, the Company was sued in state court in Canyon County, Idaho, by Hannah Films, Inc., on behalf of itself and on behalf of an unidentified and uncertified class of plaintiffs alleging fraud, breach of implied warranty of merchantability, violation of the Magnuson-Moss Consumer Protection Act, and violation of the Idaho Consumer Protection Act arising out of the Year 2000 status of a personal computer sold by the Company to Hannah Films, Inc., in October 1995. In May 1999, the case was dismissed with prejudice. The plaintiff has filed a notice of appeal. While there can be no assurance as to the ultimate disposition of the case, the Company does not currently believe that the resolution of this matter will have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

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

  The Company competes with a number of PC manufacturers, which sell their products primarily through direct channels, including Dell Computer Corporation, and Gateway 2000, Inc. The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, NEC Corporation and Toshiba Corporation among others. Several of these manufacturers, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, and retail stores, now sell their products through the direct channel. In addition, the Company expects to face increased competition in the U.S. direct sales market from foreign PC suppliers and from

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations-Continued
-----------------------
(Tabular amounts in thousands)

foreign and domestic suppliers of PC products that decide to implement, or devote additional resources to a direct sales strategy. In order to gain an increased share of the United States PC direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market or may have pricing strategies influenced by relative fluctuations in the U.S. dollar compared to other currencies. The Company's strategic initiative with Best Buy Co., Inc. will face significant competition from both direct and retail competitors.

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

 Inventory Management

  The Company's ability to compete successfully in the PC market in the future will depend in large part on its ability to accurately forecast demand for its PC products and effectively manage its PC inventories to support this demand. The Company's PC operations focus on the direct sale of assemble-to-order PC systems that feature components incorporating the latest technological developments in the PC industry. The Company has experienced in the past, and could experience in the future, excess PC inventories and inventory obsolescence resulting from, among other things, the Company's inaccurate forecasting of demand for its PC products, the typically longer lead times associated with notebook product supply, the fast pace of technological developments in the PC industry and the short product life cycles of PC products and components. In addition, because high volumes of quality components are required for the manufacture of the Company's PC products, the Company has experienced in the past, and expects to experience in the future, shortages and other supply constraints of key components. Such shortages or supply constraints have in the past adversely affected, and could in the future adversely affect, the Company's ability to ship products on schedule or at expected gross margins. The Company has made significant progress in changing its asset management processes where substantial improvements have been realized with minimal material shortage impact to customer orders, achieving growth in inventory turns, and industry leading "days sale of inventory" ("DSI"). The Company continues to invest in data systems tools acquisitions to further enhance sales forecasting and supply/demand planning processes. To continue its asset management improvements, the Company must accurately utilize these new processes, facilities and tools to improve its forecast demand for its PC products and obtain adequate, but not excessive, supplies of components to meet actual demand. The failure of the Company to manage its inventories effectively could result in excess PC inventories, inventory obsolescence, component shortages and untimely shipment of products, any of which could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

 Dependence on Key Sources of Supply

  The Company focuses on providing PC systems that feature components and software incorporating the latest technological developments in the PC industry, which components are periodically in short supply and are available from sole or a limited number of suppliers. As a result, the Company has experienced in the past, and expects to experience in the future, shortages in the components used in its PC systems. Exclusively Intel Corporation manufactures the microprocessors currently used in the Company's PC systems, and, from time to time, the Company has been unable to obtain sufficient quantities of certain Intel microprocessors. In addition, a significant portion of the RAM components used in the Company's PC systems are supplied by MTI, and the Company generally relies on MTI to supply the latest memory densities and configurations available. The Company relies, to a certain extent, upon its suppliers' abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the PC industry. The Company also relies, to a certain extent, upon component suppliers concentrated in specific geographic areas. The Company's supply of notebook computer parts was disrupted in the aftermath of the Taiwan earthquake in September 1999. While the earthquake-related supply issues appear to have been essentially resolved, there is no assurance that sales of products affected by such events in the future will immediately, or ever, return to levels achieved prior to the event. The Company's reliance on a limited number of suppliers and on a strategy of incorporating the latest technological developments into its PC systems involves several risks, including the possibility of shortages and/or increases in costs of components and software, and risk of reduced control over delivery schedules, which could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

  The Company's notebook products are currently assembled in part by third-party manufacturers. These outsourcing arrangements and any future outsourcing arrangements that the Company may enter into may reduce the direct control the Company has over certain components and the assembly of such products. There

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations- Continued
------------------------
(Tabular amounts in thousands)

can be no assurance that the outsourcing arrangements will not result in quality problems or affect the ability to ship such products on a timely basis or the flexibility of the Company to respond to changing market conditions.

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

  Many competitors have greater market presence, brand recognition, network capacity and financial resources than the Company. A large number of companies including Verio Inc. and Concentric Network Corporation offer e-services similar to those provided by the Company. Large diversified companies such as Intel Corporation, International Business Machines Corporation, and AT&T Corporation have indicated their intent to enter into the e-services market, which will intensify the competition. The Company competes with major long distance companies who offer Internet access services, and the recent federal regulation of the telecommunications industry has created more opportunities for local carriers thereby further increasing competition. In addition, major cable companies and other alternative service providers such as those companies utilizing wireless terrestrial and satellite based service technologies have announced plans to offer Internet access and related services. In addition to possessing large existing customer bases, many of these companies have greater network coverage, market presence and financial resources than the Company. These companies also possess the ability to bundle Internet access with basic local and long distance telecommunications services. This bundling may have an adverse effect on the Company's ability to compete effectively and may result in pricing pressures that would adversely affect its business, financial condition, results of operations and cash flows.

 Acquisitions

  In the fourth quarter of fiscal 1999, the Company acquired all of the outstanding common stock of HostPro for approximately $22 million in cash and the property and equipment of MIS, a division of MTI, for its book value of approximately $2 million in cash. On December 14, 1999 the Company acquired LightRealm for approximately $48 million in cash. In March 2000, the Company acquired WIPC for approximately $13 million. - See "Subsequent Event." There can be no assurance that the integration, reconfiguration or other modification, if any, of HostPro, MIS, LightRealm or WIPC will not have a material adverse effect on the operations of such entities or on the Company's business, financial position, results of operations and cash flows. In addition, there can be no assurance the Company will realize the anticipated benefits associated with the acquisitions, including, but not limited to, retention of key personnel, intellectual property rights, increased market presence of a broader e-services offering and economies of consolidating certain administrative support functions.

 General Acquisition Risk
 ------------------------

  The Company expects to continue its expansion and acquisition strategy. Material goodwill and other intangible assets could be required to be recorded in the likely event the purchase price of the acquired businesses exceeds the fair value of the net assets acquired. This could result in significant amortization charges in future periods. The acquired businesses may not achieve the revenues and earnings anticipated by the Company. As a result there could be a material adverse effect on the Company's future results of operations and financial condition. The Company can not assure the timing or size of future acquisitions, or the effect that any future acquisitions may have on its operating results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations-Continued
-----------------------
(Tabular amounts in thousands)

 Key Integration Risks
 ---------------------

  In the integration of acquired operations, the Company faces certain key risks. The difficulties experienced may have an adverse impact on the Company. The key integration difficulties may include the loss of key employees and the failure to integrate successfully acquired operations, equipment, facilities, services and networks. These difficulties could adversely affect the Company's financial position, results of operations and cash flows. There can be no assurances that the Company will realize any benefits from the acquired operations.

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

 Network Security Breaches


  Security problems represent an ongoing threat to public and private data networks. Addressing these problems caused by computer viruses, break-ins or other problems caused by third parties could have a material adverse effect upon the Company's results of operations. Security measures such as limiting physical and network access to routers are in place. However, the Company can not assure that it can offer its customers complete protection from computer viruses, break-ins and other related problems. Although the Company attempts to limit contractually its liability in such cases, the occurrence of these problems may result in claims against the Company. These claims, regardless of their outcome, could result in costly litigation and adversely affect the Company's business and reputation. In addition, the ability to obtain and retain customers may be compromised by an inability to provide secure transmission of information over the Internet. These issues could have an adverse impact on the Company's customer growth rate, financial condition, results of operations and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations-Continued
-----------------------
(Tabular amounts in thousands)

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

  Under the Component Recovery Agreement, MTI is required to offer to the Company all of the nonstandard memory components produced at MTI's semiconductor operations. The Component Recovery Agreement provides that the cost of components obtained from MTI will be negotiated on a quarterly basis, but in no event will the cost be less than 50% of pre-tax income. During the first quarter of fiscal 2000, the cost of obtaining such components was 50% of pre-tax income attributable to the sale of such components. The cost of obtaining such components for the second quarter of fiscal 2000 and the negotiated rate for the third fiscal quarter is 62.5% of pre-tax income attributable to the sale of such components. Under the Component Recovery Agreement, the maximum costs payable by the Company to MTI for components during the fourth quarter of fiscal 2000 is 87.5% of pre-tax income, unless otherwise agreed by the Company and MTI. The cost to the Company for components obtained from MTI during fiscal 2001 is not subject to any maximum amount. There can be no assurance that the amounts payable by the Company to MTI for components as contemplated under the Component Recovery Agreement will be more favorable than the maximum amounts stated in this paragraph. Any increase in maximum cost to the Company to obtain components from MTI under the Component Recovery Agreement could have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

  Under the Component Recovery Agreement, at the commencement of the second quarter of fiscal 2000, the Company has an option to require MTI to purchase the property and equipment of SpecTek Operations for a purchase price equal to net book value. At the commencement of fiscal 2001, MTI has an option to require the Company to sell the property and equipment of SpecTek Operations under the same terms and conditions. Additionally, the Company has an option to require MTI to purchase, and MTI has the option to require the Company to sell, the assets of SpecTek Operations at book value if MTI's ownership in the Company falls below 50% or if an unrelated third party acquires more than 30% of the Company. The Component Recovery Agreement would terminate if MTI purchases the property and equipment of SpecTek operations pursuant to the exercise of the above-described options.

  Historically, during various reporting periods, SpecTek Operations have had a significant positive impact on the Company's results of operations and cash flows. The expiration of the Component Recovery Agreement, or the sale of the property and equipment of SpecTek Operations to MTI, could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. In addition, a substantial majority of the components used in the SpecTek Operations were obtained from MTI under the former Component Recovery Agreement. In the second quarter of fiscal 2000, the Company obtained approximately 71% of its components from MTI's semiconductor manufacturing facilities and an additional 29% of its components from MTI's joint venture affiliates. Many semiconductor manufacturers other than MTI are reluctant to sell nonstandard memory components because such components could compete with their full specification memory components for similar applications. In addition, some manufacturers are concerned that subsequent testing performed by a recovery operation could reveal proprietary data regarding manufacturing yields and processes. As a result, there can be no assurance that the Company would be able to negotiate future purchases of components on terms acceptable to the Company after expiration of the Component Recovery Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations-Continued
-----------------------
(Tabular amounts in thousands)

 Pricing of Memory Products

  Pricing for SpecTek Operations' semiconductor memory products fluctuate, to a large degree, based on industry-wide pricing for semiconductor memory products. The average selling prices of its SpecTek Operations' semiconductor memory products have varied as industry-wide average selling prices for full specification semiconductor memory products experienced significant fluctuation. The Company believes that the inconsistency in the average selling prices of semiconductor memory products are due primarily to changes in the balance of supply and demand for these commodity products and changes in relative weakness or strength of certain currencies. The Company is unable to predict the impact of semiconductor memory product market dynamics in future periods. Due to the market risk associated with holding purchased memory components in inventory, the Company has experienced in the past, and may experience in the future, losses from write-downs of memory component inventories in periods of declining prices. Further declines in pricing for semiconductor memory products would likely result in declines in average selling prices of SpecTek Operations' semiconductor memory products, which could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

  The Company has limited exposure to financial market risks, including changes in interest rates. At March 2, 2000, the Company had $205 million in short-term investments. These short-term investments consist of fixed rate investments in debt obligations of highly rated entities with maturities of one year or less. The Company believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values and has the ability and intent to hold these instruments to maturity. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal.

  The Company uses the U.S. Dollar as its functional currency. Aggregate transaction gains and losses included in the determination of net income have not been material.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  (a) The following are filed as a part of this report:

  Exhibit     Description
  -------     -----------
  27          Financial Data Schedule

  (b)  Reports on Form 8-K:

  The registrant did not file any reports on Form 8-K during the quarter ended March 2, 2000.



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


                              MICRON ELECTRONICS, INC.
                              ------------------------
                              (Registrant)


Dated: April 14, 2000
                              /s/  James R. Stewart
                              ---------------------
                              James R. Stewart, Senior Vice President Finance Chief Financial Officer (Principal Financial and Accounting Officer)