Form 10-Q
period 2000-06-01
MICRON ELECTRONICS INC
filed 2000-07-13
CIK 854460

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                            ______________________

                                   FORM 10-Q

                            ______________________


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the quarterly period ended June 1, 2000

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                         Commission File Number: 17932

                            ______________________


                           Micron Electronics, Inc.
                           ------------------------
            (Exact name of registrant as specified in its charter)


   State or other jurisdiction of incorporation or organization:  Minnesota


                           _________________________


       Internal Revenue Service - Employer Identification No. 41-1404301


                           ________________________


                   900 East Karcher Road, Nampa, Idaho 83687
                                (208) 898-3434


                           _________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No ___
     -----

     The number of outstanding shares of the registrant's common stock as of July 10, 2000 was 96,557,864.

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

Micron Electronics, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

                                                            For the quarter ended   For the nine months ended
                                                             June 1,       June 3,      June 1,      June 3,
                                                                2000         1999          2000         1999
-------------------------------------------------------------------------------------------------------------
Net sales                                                   $369,543     $327,665    $1,056,255   $1,104,762
Cost of goods sold                                           292,984      266,247       826,262      911,134
                                                            --------     --------    ----------   ----------
Gross margin                                                  76,559       61,418       229,993      193,628

Selling, general and administrative                           76,829       53,765       206,398      162,312
Research and development                                         654          419         1,787        2,998
Other expense, net                                             5,550            -         7,047        3,906
                                                            --------     --------    ----------   ----------
Operating income (loss)                                       (6,474)       7,234        14,761       24,412
Interest income, net                                           3,785        3,523        11,634       12,082
                                                            --------     --------    ----------   ----------
Income (loss) before taxes                                    (2,689)      10,757        26,395       36,494
Income tax provision  (benefit)                                 (823)       3,776         7,917       13,686
                                                            --------     --------    ----------   ----------
Net income (loss)                                           $ (1,866)    $  6,981    $   18,478   $   22,808
                                                            ========     ========    ==========   ==========
Earnings (loss) per share:
  Basic                                                     $  (0.02)    $   0.07    $     0.19   $     0.24
  Diluted                                                      (0.02)        0.07          0.19         0.24
Number of shares used in per share calculation:
  Basic                                                       96,535       96,176        96,390       96,089
  Diluted                                                     96,535       96,284        96,697       96,867


Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

                                                            For the quarter ended  For the nine months ended
                                                             June 1,      June 3,       June 1,      June 3,
                                                                2000         1999          2000         1999
------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $ (1,866)    $  6,981    $   18,478   $   22,808
Foreign currency translation                                       -            -             -           (5)
                                                            --------     --------    ----------   ----------
Comprehensive income (loss)                                 $ (1,866)    $  6,981    $   18,478   $   22,803
                                                            ========     ========    ==========   ==========

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except par value amounts)
(Unaudited)

As of                                                              June 1, 2000  September 2, 1999
--------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                              $182,112           $200,950
Liquid investments                                                       85,847            137,528
Receivables, net                                                        163,657            152,658
Inventories                                                              35,006             17,521
Deferred income taxes                                                    13,152             14,819
Other current assets                                                     12,582             20,590
                                                                       --------           --------
  Total current assets                                                  492,356            544,066

Property, plant and equipment, net                                      203,463            159,859
Acquired intangibles and goodwill, net                                   86,524             22,580
Other assets                                                             17,933              7,026
                                                                       --------           --------
  Total assets                                                         $800,276           $733,531
                                                                       ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                  $255,912           $214,426
Accrued licenses and royalties                                           16,895             20,231
Current debt                                                              3,164              7,000
                                                                       --------           --------
  Total current liabilities                                             275,971            241,657

Long-term debt                                                            1,214              5,001
Deferred income taxes                                                    15,908             11,926
Other liabilities                                                        24,526             16,448
                                                                       --------           --------
  Total liabilities                                                     317,619            275,032
                                                                       --------           --------
Common stock, $0.01 par value, 150.0 million shares authorized;
  96.5 million and 96.3 million shares issued and outstanding,
  respectively                                                              965                963
Additional capital                                                      133,630            127,951
Retained earnings                                                       348,062            329,585
                                                                       --------           --------
  Total shareholders' equity                                            482,657            458,499
                                                                       --------           --------
  Total liabilities and shareholders' equity                           $800,276           $733,531
                                                                       ========           ========

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Nine months ended                                                         June 1, 2000   June 3, 1999
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $  18,478      $  22,808
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                              32,956         23,197
     Loss on disposition of property, plant and equipment                        9,285              -
     Provision for doubtful accounts                                               991            204
     Changes in operating assets and liabilities, net of acquisitions:
       Receivables                                                              (4,337)        (1,106)
       Inventories                                                             (17,481)         9,634
       Other current assets                                                      7,713              -
       Accounts payable and accrued expenses                                    39,556        (15,809)
       Accrued licenses and royalties                                           (3,336)         7,970
       Deferred income taxes                                                    (1,538)        10,694
       Other                                                                    (1,892)           961
                                                                             ---------      ---------
Net cash provided by operating activities                                       80,395         58,553
                                                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment                                (104,687)       (41,234)
Proceeds from sales of property, plant and equipment                            26,740            329
Purchases of held to maturity investments                                     (158,169)      (119,108)
Acquisitions, net of cash acquired                                             (63,332)             -
Equity investment                                                               (7,000)             -
Proceeds from maturities of investment securities                              212,500         51,211
Other                                                                              621         (1,301)
                                                                             ---------      ---------
Net cash used in investing activities                                          (93,327)      (110,103)
                                                                             ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt                                                             (11,587)       (16,068)
Proceeds from issuance of common stock                                           3,396          4,049
MTI capital contribution from patent sale                                        2,285              -
                                                                             ---------      ---------
Net cash used in financing activities                                           (5,906)       (12,019)
                                                                             ---------      ---------
Net decrease in cash and cash equivalents                                      (18,838)       (63,569)
Effect of exchange rate changes on cash and cash equivalents                         -            361
Cash and cash equivalents at beginning of period                               200,950        328,537
                                                                             ---------      ---------
Cash and cash equivalents at end of period                                   $ 182,112      $ 265,329
                                                                             =========      =========

The accompanying notes are an integral part of the financial statements.

MICRON ELECTRONICS, INC.
Notes to Financial Statements
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

1.   Unaudited Interim Financial Statements

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial condition of Micron Electronics, Inc. and its subsidiaries (collectively, the "Company") and their results of operations and cash flows. Operating results for the three and nine-month periods ended June 1, 2000 are not necessarily indicative of the results that may be expected for the full year. Certain reclassifications, none of which affects net income, have been made to present the financial statements on a consistent basis.

     This report on Form 10-Q for the third quarter ended June 1, 2000 should be read in conjunction with the Company's Report on Form 10-K for the fiscal year ended September 2, 1999. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated September 2, 1999. The Company's fiscal year is a 52 or 53 week period ending on the Thursday closest to August 31. The 2000 and 1999 fiscal years each contain 52 weeks. As of June 1, 2000, the Company was 61% owned by Micron Technology, Inc. ("MTI").

     Revenue from product sales to customers is generally recognized upon shipment. A provision for estimated sales returns and discounts is recorded in the period in which the sales are recognized. Revenue from Internet access and Web hosting services is recognized as the services are performed. Revenue from service and support contracts for which the Company is primarily obligated is recognized over the term of the contract. Net revenue from sales of third party service contracts for which the Company is not obligated is recognized at the time of sale.

     Recently issued accounting standards include Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998. SFAS No. 133 requires all derivatives to be recorded as either assets or liabilities in the balance sheet and marked-to-market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. Implementation of SFAS No. 133 is required for the Company by the first quarter of fiscal 2001. The Company is currently evaluating the effect SFAS No. 133 may have on its future results of operations and financial condition.

     The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements" in December 1999. The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption is currently required in the 2001 fiscal year, and early adoption is permitted. The Company is currently evaluating the effect this SAB may have on its revenue recognition practices and results of operations and financial condition.

     In April 2000, Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25, was issued. FIN 44 clarifies and modifies APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating the effect FIN 44 may have on its future results of operations and financial condition.

2.   Receivables                         June 1, 2000   September 2, 1999
----------------------------------------------------------------------------
Trade receivables                          $146,821        $144,996
Receivables from affiliates                  12,199           1,435
Income taxes recoverable                      5,299           6,602
Other                                         5,411           5,974
Allowance for doubtful accounts              (4,238)         (3,846)
Allowance for returns and discounts          (1,835)         (2,503)
                                          ---------       ---------
                                           $163,657        $152,658
                                          =========       =========

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)


3.   Inventories                                     June 1, 2000   September 2, 1999
-------------------------------------------------------------------------------------
Raw materials and supplies                              $  15,650            $  5,931
Work in progress                                           12,545               8,582
Finished goods                                              6,811               3,008
                                                        ---------            --------
                                                        $  35,006            $ 17,521
                                                        =========            ========

4.   Property, Plant and Equipment                   June 1, 2000   September 2, 1999
-------------------------------------------------------------------------------------
Land                                                    $   1,234            $  1,234
Buildings                                                  58,995              38,081
Equipment and software                                    185,326             152,363
Assets in progress                                         59,094              52,816
                                                        ---------            --------
                                                          304,649             244,494
Less accumulated depreciation and amortization           (101,186)            (84,635)
                                                        ---------            --------
                                                        $ 203,463            $159,859
                                                        =========            ========

5.   Acquired Intangibles and Goodwill               June 1, 2000   September 2, 1999
-------------------------------------------------------------------------------------
Acquired intangibles                                    $  26,298            $  5,400
Goodwill                                                   65,963              17,386
                                                        ---------            --------
                                                           92,261              22,786
Less accumulated amortization                              (5,737)               (206)
                                                        ---------            --------
                                                        $  86,524            $ 22,580
                                                        =========            ========

     Amortization of goodwill and acquired intangible assets was $3.0 million and $5.5 million for the third quarter and first nine months of fiscal 2000, respectively. The Company did not have any amortization of goodwill or acquired intangible assets during the corresponding periods of fiscal 1999.

6.   Accounts Payable and Accrued Expenses           June 1, 2000   September 2, 1999
-------------------------------------------------------------------------------------
Trade accounts payable                                  $ 149,869            $150,957
Payable to affiliates                                      60,560              31,055
Salaries, wages and benefits                               14,242              16,850
Income taxes payable                                        6,509                  36
Deferred revenue - current                                  9,624               3,328
Accrued warranty - current                                 12,892              10,116
Other                                                       2,216               2,084
                                                        ---------            --------
                                                        $ 255,912            $214,426
                                                        =========            ========

7.   Other Liabilities                               June 1, 2000   September 2, 1999
-------------------------------------------------------------------------------------
Accrued stock compensation                              $   4,924            $  3,892
Deferred revenue - long-term                                5,658               4,126
Accrued warranty - long-term                                5,487               1,542
Other                                                       8,457               6,888
                                                        ---------            --------
                                                        $  24,526            $ 16,448
                                                        =========            ========

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(Tabular amounts in thousands, except per share amounts
(Unaudited)

8.   Debt                                                                                  June 1, 2000      September 2, 1999
------------------------------------------------------------------------------------------------------------------------------
Notes payable in periodic installments through November 2002,
     weighted average interest rate of 7.93% and 7.85%, respectively                           $  2,544                $ 9,722
Capitalized lease obligations payable in monthly installments through
     November 2002, interest rate of 10.76% and 7.61%, respectively                               1,834                  2,279
                                                                                               --------                -------
                                                                                                  4,378                 12,001
Less current portion                                                                             (3,164)                (7,000)
                                                                                               --------                -------
                                                                                               $  1,214                $ 5,001
                                                                                               ========                =======

     The Company has an unsecured credit agreement, expiring June 2001, with a group of financial institutions providing for borrowings totaling $100 million. As of June 1, 2000, the Company was eligible to borrow the full amount under the agreement but had no borrowings outstanding. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company.

     Certain of the Company's notes payable are collateralized by equipment costing $10 million with accumulated depreciation of $9 million as of June 1, 2000. Equipment under capital leases net of accumulated depreciation was $2 million as of June 1, 2000.

                                                                             For the quarter ended   For the nine months ended
                                                                               June 1,     June 3,     June 1,         June 3,
9.   Transactions with Affiliates                                                 2000        1999        2000            1999
------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                      $ 1,506     $   823    $  4,257         $ 2,575
Inventory purchases                                                             22,974      19,005      62,161          41,437
Component recovery agreement costs                                              49,566      11,864     106,119          47,656
Administrative services and other expenses                                         228         174         441             403
Sub-lease to MTI                                                                   (27)        136          (9)            284
Property, plant and equipment purchases                                          3,025         879       8,164           4,414
Property, plant and equipment sales                                             20,441           4      26,564               4

     Effective September 2, 1999, the Company and MTI entered into an amended and restated Component Recovery Agreement (the "Component Recovery Agreement") which expires August 30, 2001 unless terminated earlier as described below. Under the Component Recovery Agreement, MTI is required to offer to the Company all of the nonstandard memory components produced at MTI's semiconductor operations. These components are used in the Company's SpecTek Operations, which recovers semiconductor memory products for specific applications. The Component Recovery Agreement provides that the cost of components obtained from MTI will be negotiated on a quarterly basis, but in no event will the cost be less than 50% of pre-tax income. The cost of obtaining such components for the second and third quarters of fiscal 2000 was 62.5% of pre-tax income attributable to the sale of such components compared to 50.0% for first quarter of fiscal 2000. The Company and MTI have agreed that the cost to the Company of obtaining components from MTI during the fourth quarter of fiscal 2000 will be 75.0% of pre-tax income. The Component Recovery Agreement provides that the cost to the Company to obtain components from MTI during fiscal 2000 is subject to maximum specified percentages of pre-tax income. However, the cost to the Company for components obtained from MTI during fiscal 2001 is not subject to any maximum. The Company recognizes costs incurred under the Component Recovery Agreement as a component of cost of goods sold in the consolidated statements of operations.

     The Component Recovery Agreement also provides that MTI will make commercially reasonable efforts to obtain for the Company nonstandard memory components produced by TECH Semiconductor Singapore Pte. Ltd. and KMT Semiconductor Limited, joint venture companies in which MTI is affiliated. The Company, MTI and the joint venture companies have currently agreed to utilize a pricing matrix based on effective yields and worldwide average sales prices in order to establish prices for the components from the joint venture companies. In such case, the price paid by the Company for components from the joint ventures

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

will be determined under the matrix, rather than as a percentage of pre-tax income. In the third quarter of fiscal 2000, the Company obtained approximately 83% of its components from MTI's semiconductor manufacturing facilities and an additional 17% of its components from MTI's joint venture affiliates.

     Under the Component Recovery Agreement, as of the commencement of the third quarter of fiscal 2000, the Company has an option to require MTI to purchase the property and equipment of SpecTek Operations for a purchase price equal to net book value. At the commencement of fiscal 2001, MTI has an option to require the Company to sell the property and equipment of SpecTek Operations under the same terms and conditions. Additionally, the Company has an option to require MTI to purchase, and MTI has the option to require the Company to sell, the assets of SpecTek Operations at book value if MTI's ownership in the Company falls below 50% or if an unrelated third party acquires more than 30% of the Company. The Component Recovery Agreement would terminate if MTI purchases the property and equipment of SpecTek Operations pursuant to the exercise of the above-described options.

     On March 17, 2000 the Company assigned to MTI 58 patents, 176 patent applications and 1 invention disclosure in exchange for $4.5 million in cash. The cash received in excess of historical cost was $2.3 million net of tax, which was recorded as an increase in additional paid in capital.

10.  Income Taxes

     The effective income tax rate of 30% for the third quarter and first nine months of fiscal 2000 principally reflects the federal statutory rate, net of the effect of state taxes and the effects of the Company's wholly-owned foreign sales corporation, tax exempt securities, and non-deductible goodwill. The effective tax rate was 35.1% and 37.5% for the third quarter and first nine months of fiscal 1999, respectively. The annual effective tax rate was revised in the third quarter of fiscal 1999, to reflect increased benefits received from the Company's investments in tax-exempt securities and sales through its wholly-owned foreign sales corporation.

11.  Earnings (Loss) Per Share

     Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding. Potential shares result from the assumed exercise of outstanding stock options. Diluted earnings per share excludes the effect of antidilutive stock options, aggregating approximately 5 million shares in the third quarter and first nine months of fiscal 2000 and approximately 1 million shares in the third quarter and first nine months of fiscal 1999, respectively.

                                                      For the quarter ended     For the nine months ended
                                                       June 1,       June 3,      June 1,         June 3,
                                                          2000          1999         2000            1999
---------------------------------------------------------------------------------------------------------
Net income (loss) available to common shareholders     $(1,866)      $ 6,981      $18,478         $22,808
                                                       =======       =======      =======         =======
Common shares outstanding:
Weighted average shares outstanding - basic             96,535        96,176       96,390          96,089
Effect of dilutive stock options                             -           108          307             778
                                                       -------       -------      -------         -------
Weighted average shares outstanding - diluted           96,535        96,284       96,697          96,867
                                                       =======       =======      =======         =======
Earnings (loss) per share:
Basic                                                  $ (0.02)      $  0.07      $  0.19         $  0.24
Diluted                                                  (0.02)         0.07         0.19            0.24

12.  Commitments

     As of June 1, 2000, the Company had commitments of $34 million for purchases of equipment and software, and $6 million for construction of buildings. In addition, the Company is required to make minimum royalty payments under certain agreements and periodically enters into purchase commitments with certain suppliers.

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

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

     During the first quarter of fiscal 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states. In association therewith, the Company is party to agreements with nearly all states, which generally limit the liability of the Company, if any, for non-remittance of sales and use taxes prior to such agreements' effective dates. The Company has accrued a liability for the estimated settlement costs of issues related to sales and use taxes not covered by such agreements. Management believes the resolution of any matters relating to the non-remittance of sales and use taxes will not materially affect the Company's financial condition, results of operations or cash flows.

14.  Acquisitions and Equity Investments

     The Company has made a number of acquisitions to expand its Internet access and Web hosting capabilities. On March 16, 2000 the Company acquired the outstanding stock of Worldwide International Publishing Corporation ("WIPC"), a Boca-Raton, Florida-based Web hosting company serving small -and medium-size
businesses.   The Company purchased WIPC for approximately $13 million in cash, including expenses. The acquisition was accounted for as a purchase with the purchase price allocated to the net assets acquired, including intangible assets, based on their fair values. The Company acquired 100% of the outstanding common stock of NetLimited, d.b.a. HostPro, on August 2, 1999, the property and equipment of MTI's Internet service operating division, Micron Internet Services, on September 2, 1999 and 100% of the outstanding common stock of LightRealm, Inc. on December 14, 1999.


     On March 24, 2000 the Company acquired certain assets and assumed certain liabilities, primarily warranty, of Inacom Government Systems, for approximately $5 million in cash. Included in the assets were accounts receivable and a number of contracts with various federal agencies, including the Department of Veterans Affairs PCHS (Procurement of Hardware and Software) contract. The PCHS contract is currently in its third year of a five-year term and is open to orders from all government agencies.

     The operating results of the acquired companies are included in the consolidated statements of operations subsequent to their acquisition dates.

     On April 7, 2000 the Company invested $7 million in Bird on a Wire Networks, Inc., ("BOAW") a Toronto-based dedicated Web hosting start-up. The Company received a $7 million non-interest bearing convertible debenture (the "Debenture") in exchange for the investment. The Debenture is convertible after April 7, 2003 or upon the occurrence of certain liquidity events, into common shares that will provide the Company with up to 30% of the issued and outstanding common shares of BOAW at the conversion date. The investment is accounted for using the equity method of accounting.


15.  Operating Segment and Geographic Information

     The Company's predominant operations are to market, design, develop and manufacture PC products, offer Internet access and Web hosting services, and manufacture SpecTek memory products. The Company's reportable segments have been determined based on the nature of its operations, products offered to customers and information used by the Chief Operating Decision Maker as defined by FAS 131. The Company's three reportable segments are PC Systems, HostPro (formerly referred to as e-Services), and SpecTek Operations. The primary products of the PC Systems segment include a wide range of desktop and notebook PC Systems, multiprocessor network servers, and hardware services. HostPro focuses on Internet access and Web hosting through the HostPro and Micron Internet Services subsidiaries. The SpecTek Operation processes and markets various grades of memory products in either component or module form for specific applications.

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Segment operating results are measured based on operating income (loss). The eliminations primarily reflect administrative service charges and equipment sales between PC Systems, HostPro and SpecTek Operations. Service charges are based on estimated costs and equipment sales are based on cost.

                                                             For the quarter ended      For the nine months ended
                                                             June 1,         June 3,        June 1,       June 3,
Net Sales                                                       2000            1999           2000          1999
-----------------------------------------------------------------------------------------------------------------
PC Systems                                                 $    248,721   $  282,592   $    752,020   $   970,222
HostPro                                                          10,155            -         21,465             -
SpecTek Operations                                              113,536       45,649        287,554       136,379
                                                           ------------   ----------   ------------   -----------
Total segment sales                                             372,412      328,421      1,061,039     1,106,601
Elimination of internal net sales                                (2,869)        (576)        (4,784)       (1,839)
                                                           ------------   ----------   ------------   -----------
Total consolidated net sales                               $    369,543   $  327,665   $  1,056,255   $ 1,104,762
                                                           ============   ==========   ============   ===========

Operating Income (Loss)
PC Systems                                                 $    (33,441)  $   (9,367)  $    (81,207)  $   (23,049)
HostPro                                                         (13,622)           -        (22,261)
SpecTek Operations                                               40,868       16,601        119,334        47,461
                                                           ------------   ----------   ------------   -----------
Total segment operating income (loss)                            (6,195)       7,234         15,866        24,412
Elimination of intersegment income                                 (279)           -         (1,105)            -
                                                           ------------   ----------   ------------   -----------
Total consolidated operating income (loss)                 $     (6,474)  $    7,234   $     14,761   $    24,412
                                                           ============   ==========   ============   ===========

Capital Expenditures for Property, Plant and Equipment
PC Systems                                                 $     11,820   $   10,492   $     43,808   $    27,849
HostPro                                                          15,390            -         20,755             -
SpecTek Operations                                               22,155        1,324         44,897         9,254
                                                           ------------   ----------   ------------   -----------
Total segment capital expenditures                         $     49,365   $   11,816   $    109,460   $    37,103
Elimination of intersegment purchases                            (2,925)           -         (4,773)            -
                                                           ------------   ----------   ------------   -----------
Total consolidated capital expenditures                    $     46,440   $   11,816   $    104,687   $    37,103
                                                           ============   ==========   ============   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------
(Tabular amounts in thousands)


     Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors" and in other Company filings with the Securities and Exchange
Commission.   All quarterly references are to the Company's fiscal periods ended
June 1, 2000, September 2, 1999 or June 3, 1999, unless otherwise indicated.
All tabular dollar amounts are stated in thousands.

Overview

     Micron Electronics, Inc. and its subsidiaries (hereinafter referred to collectively as "Micron" or the "Company") is a computing hardware and e-services company which provides personal computers, Internet access, Web hosting, business-to-business e-commerce applications for small -and medium-size businesses, government and education markets. Under the micronpc.com, HostPro, Micron Internet Services and SpecTek brands, the Company offers a wide range of innovative products, services and support. The Company's three reportable segments are PC Systems, HostPro, and SpecTek Operations. The primary products of the PC Systems segment include a wide range of desktop and notebook PC Systems, multiprocessor network servers, and hardware services. HostPro focuses on Internet access and Web hosting through the Micron Internet Services and HostPro subsidiaries. The SpecTek Operation processes and markets various grades of memory products in either component or module form for specific applications.

     The Company has made a number of acquisitions and strategic investments to expand its Internet access and Web hosting capabilities. On August 2, 1999, the Company acquired 100% of the outstanding stock of NetLimited, Inc. (d.b.a. "HostPro"), a Web and applications hosting provider. On September 2, 1999, the Company acquired the property and equipment of Micron Internet Services ("MIS"), formerly a division of MTI, a provider of dedicated, nationwide dial-up and broadband Internet access, virtual private network solutions, and e-commerce services. On December 14, 1999 the Company acquired 100% of the outstanding stock of LightRealm, Inc., a Web and applications hosting and Internet access company. On March 16, 2000 the Company acquired 100% of the outstanding stock of Worldwide Internet Publishing Company, a Web hosting company. On April 7, 2000 the Company invested $7 million in Bird on a Wire Networks, Inc., a Toronto-based dedicated Web hosting start-up. The Company expects to continue to expand its Internet access and Web hosting capabilities through internal growth, acquisitions and strategic investments. There can be no assurance the Company will realize the anticipated benefits associated with these acquisitions and strategic investments. See "Certain Factors - HostPro - Acquisitions."

     The Company is engaging an investment banker to assist in evaluating alternatives to unlock the value of its HostPro segment. However, there can be no assurance that any available alternatives will be pursued. Additionally, there can be no assurance that pursuit of such alternatives would have a positive effect on the Company's financial condition or stock price or that the Company's HostPro business would obtain any particular valuation. Stock prices for companies in the industry are subject to significant fluctuation. Further, the Company's HostPro business is subject to a wide variety of other risks and uncertainties. See "Certain Factors - HostPro."

     During the third fiscal quarter, the Company announced a retail-direct initiative, under which the Company utilizes its manufacturing, distribution and e-commerce order fulfillment capabilities to deliver configure-to-order and
replenishment-to-order products directly to retailers.   In March 2000, the
Company announced an agreement with Best Buy Co., Inc. to install direct-to-the-manufacturer kiosks in Best Buy's 357 retail stores in 39 states. Subsequent to quarter end, the Company announced an agreement with Outpost.com, an Internet retailer of technology products. Subsequent to quarter end, the Company also announced that InterTAN, Inc., which operates RadioShack Canada, with 453 stores, and Staples Inc., the office supply retailer, have signed letters of intent to sell Micron computer products. The Company plans to operate the retail-direct operations under the VelocityNet Direct brand name. Although the Company experienced solid results with Best Buy in the third fiscal quarter, there can be no assurance that VelocityNet Direct or any other retail-direct initiative will have a material positive impact on the Company's financial condition or results of operations. Further, there can be no assurance that retailers participating in the retail-direct program will purchase material amounts of product from the Company or that retailers who have signed letters of intent will execute final agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------
(Tabular amounts in thousands)

Results of Operations

     Revenue for the third fiscal quarter of 2000 was $370 million compared to $328 million for the third fiscal quarter of 1999. During the third quarter of fiscal 2000, the Company recognized special charges of $10 million ($7 million net of taxes) for e-commerce infrastructure development and abandonment of capital projects. Excluding these special charges, net income for the third fiscal quarter of 2000 was $5 million, or $0.05 per diluted share compared to net income of $7 million, or $0.07 per diluted share, for the third fiscal quarter of 1999. Net income for the first nine months of fiscal 2000 was $25 million, or $0.26 per diluted share, on net sales of $1.056 billion. These results compare to net income of $23 million, or $0.24 per diluted share, on net sales of $1.105 billion for the first nine months of fiscal 1999. Including special charges, the Company realized a net loss of $2 million, or $0.02 per share for the third quarter of fiscal 2000 and net income of $18 million or $0.19 per diluted share for the first nine months of fiscal 2000.

Net Sales
---------

     The following table summarizes the Company's net sales by operating segment:


                             For the quarter ended                     For the nine months ended
                             June 1,               June 3,             June 1,              June 3,
                             2000                  1999                2000                 1999
---------------------------------------------------------------------------------------------------------
PC Systems               $245,852      66.5%   $282,592    86.2%   $  747,236    70.7%  $  970,222   87.8%
HostPro                    10,155       2.8%          -       -        21,465     2.0%           -      -
SpecTek Operations        113,536      30.7%     45,073    13.8%      287,554    27.3%     134,540   12.2%
                         --------     -----    --------   -----    ----------   -----   ----------  -----
Total net sales          $369,543     100.0%   $327,665   100.0%   $1,056,255   100.0%  $1,104,762  100.0%
                         ========     =====    ========   =====    ==========   =====   ==========  =====

 PC Systems

     Net sales of PC Systems increased 1% sequentially primarily due to positive results from the retail-direct initiative and increased small business sales. Compared to the second quarter of fiscal 2000, unit shipments of desktop systems increased 21%, which contributed to an overall increase in PC unit shipment growth of 19%. Compared to the third quarter of fiscal 1999, net sales of the Company's PC Systems decreased 13% primarily due to a change in product mix that resulted in a 14% decline in average selling prices of PC Systems.

     Sales of PC Systems were 23% lower in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. This decrease was due to a 48% decline in consumer sales partially offset by an increase in small business sales and retail-direct sales. Unit shipments of notebook and desktop systems were 28% and 19% lower in the first nine months of fiscal 2000 compared to same period in the prior year.

     Sales to governmental entities decreased 1% and 5% compared to the third quarter and first nine months of fiscal 1999, respectively. Net sales decreased 5% sequentially reflecting increased pricing competition. During the quarter the Company acquired certain net assets of Inacom Government Systems. Included in the assets were a number of contracts with various federal agencies, including the Department of Veterans Affairs PCHS contract. The PCHS contract is currently in its third year of a five-year term and is open to orders from all government agencies. The level of the Company's government sales is dependent on buying practices of government entities and the level of these sales may vary from quarter to quarter.

 HostPro

     Net revenue of the HostPro segment increased 42% sequentially to $10 million for the third quarter of fiscal 2000. The first quarter of fiscal 2000 was the first full quarter of operations of this business. Dedicated and colocated servers increased 146% sequentially to 575 at the end of the third quarter of fiscal 2000. Paid hosted Web sites increased 29% to over 100,000 accounts and paid hosting accounts increased 51% to 52,500 accounts compared to the second quarter of fiscal 2000. Internet access accounts increased 9% to 38,000 at the end of the third quarter. Adjusting for acquisitions, organic hosting account growth was 15% for the third quarter of fiscal 2000. Net revenue for the first nine months of fiscal 2000 was $21 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------
(Tabular amounts in thousands)

 SpecTek Operations

     Net sales of semiconductor memory products were 152% higher in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 primarily due to a 187% increase in megabits of memory shipped partially offset by an 11% decrease in average selling prices. Net sales of semiconductor memory products were 114% higher in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999, due primarily to a 146% increase in megabits of memory shipped offset by a 13% decrease in average selling prices. The increase in megabits of memory shipped in fiscal 2000 compared to fiscal 1999 was primarily due to a product transition to higher density components, resulting in increased throughput for substantially all memory products. Historically, the SpecTek Operations have experienced significant volatility in product prices, and further volatility in prices for future sales of these products is anticipated. SpecTek's results of operations are influenced by a number of factors including pricing for nonstandard semiconductor memory components and the availability of those components. See "Certain Factors--SpecTek Operations- -Pricing of Memory Products."


Gross Margin
------------
                                         For the quarter ended                   For the nine months ended
                                  June 1, 2000           June 3, 1999          June 1, 2000     June 3, 1999
-----------------------------------------------------------------------------------------------------------------
PC Systems                      $31,986    13.0%      $43,922   15.5%         $100,448   13.4%    $142,906   14.7%
HostPro                           2,295    22.6%            -      -             5,950   27.7%           -      -
SpecTek memory products          42,278    37.2%       17,496   38.8%          123,595   43.0%      50,722   37.7%
                                -------               -------                 --------            --------
Total gross margin              $76,559    20.7%      $61,418   18.7%         $229,993   21.8%    $193,628   17.5%
                                =======               =======                 ========            ========

 PC Systems

     The Company continues to experience pricing pressure on sales to government entities and fierce pricing competition in the consumer and commercial markets. Gross margin decreased compared to the third quarter of fiscal 1999 primarily due to an unfavorable product mix and lower notebook gross margins. Lower PC sales volume and an unfavorable sales mix pressured gross margin during the first nine months of fiscal 2000.

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

 HostPro

     The gross margin percentage of the HostPro segment decreased 10% compared to the second quarter of fiscal 2000 primarily due to additional costs to expand the information technology infrastructure and related support costs. HostPro opened 40,000 square feet of data center operations during the third quarter of fiscal 2000. Cost of sales primarily represents telecommunications expenses, maintenance and depreciation of data center and related telecommunication and Web hosting equipment, salary and benefits for data center and support personnel, and the cost of hardware sold.

 SpecTek Operations

     The gross margin percentage of the Company's SpecTek Operations has remained relatively stable compared to the third quarter of fiscal 1999. Despite increases in the cost of the components under the Component Recovery Agreement and decreases in average selling prices, gross margin percentages have been stable due to economies of scale and efficiencies achieved by the segment. Gross margin was higher in the first nine months of fiscal 2000 compared to the prior year, due to a 25% increase in average selling prices experienced in the first quarter of fiscal 2000. Historically, the Company has experienced significant volatility in selling prices and expects average selling prices for its SpecTek Operations products to continue to exhibit significant volatility. As a result, the gross margin for the Company's SpecTek Operations could decline and adversely affect the Company's financial condition, results of operations and cash flows. Additionally, under the Component Recovery Agreement, the maximum cost to the Company to obtain components from MTI increases from quarter to quarter during the term and will likely be significantly higher than historical costs, which could have a material adverse effect on the Company's results of operations, including gross margin. The cost of obtaining

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------
(Tabular amounts in thousands)

such components for the second and third quarters of fiscal 2000 was 62.5% of pre-tax income attributable to the sale of such components compared to 50.0% for first quarter of fiscal 2000. The cost payable by the Company to MTI for components in the fourth quarter of fiscal 2000 will be 75.0% of pre-tax income. See "Certain Factors--SpecTek Operations--Dependence on Component Recovery Agreement with MTI."


Operating Expenses
------------------
                                            For the quarter ended          For the nine months ended
                                          June 1,            June 3,      June 1,             June 3,
                                             2000    Change     1999         2000   Change       1999
-----------------------------------------------------------------------------------------------------
Selling, general and administrative       $76,829     42.9%   53,765     $206,398    27.2%   $162,312
Research and development                      654     56.1%      419        1,787   (40.4)%     2,998
Other expense (income), net                 5,550        -         -        7,047    80.4%      3,906

     Selling, general and administrative expenses as a percentage of net sales for the third quarter and first nine months of fiscal 2000 were 21% and 20%, respectively compared to 16% and 15% for the third quarter and first nine months of fiscal 1999. The increase in costs compared to the third quarter of fiscal 1999 are due in part to increased advertising and marketing expenses in the HostPro and PC segments and special charges. The Company recognized $5.6 million of special charges associated with the abandonment of capital projects and e-commerce infrastructure development in the third quarter of fiscal 2000. The abandoned capital projects consisted of $1.1 million for an enterprise customer database and $1.4 million for internal software projects. The special charges for e-commerce infrastructure development consisted of $3.1 million for conceptual formulation of software, business systems requirements and evaluation of associated technology alternatives. Expenses also increased in the first nine months of fiscal 2000 compared to the same period in fiscal 1999 due to the amortization of acquired intangibles and increased compensation expenses associated with the acquisitions by HostPro. Additionally, the Company has experienced increased expenses related to personnel, technical and professional fees related to the newly acquired subsidiaries.

     Research and development expenses as a percentage of net sales for the third quarter and first nine months of fiscal 2000 were 0.2%, compared to 0.1% and 0.4% for the third quarter and first nine months of 1999, respectively. The overall decrease compared to the first nine months of fiscal 1999 is primarily the result of a discontinuance of certain research and development activities.

     Other expense as a percentage of net sales for the third quarter and first nine months of fiscal 2000 were 1.5% and 0.7%, respectively, compared to 0.3% for the first nine months of 1999. The Company did not have other expense (income) during the third fiscal quarter of 1999. The increase in the third quarter and first nine months of fiscal 2000 compared to the same periods in 1999 is partially due to a $2.2 million special charge for the abandonment of manufacturing equipment, and a $1.4 million special charge for the abandonment of an order entry system. During the third quarter of fiscal 2000, the Company abandoned these assets when its high capacity manufacturing facility was placed into service, and a new order entry system was implemented. In addition to the special abandonment charges, other expense increased in the third quarter and first nine months of fiscal 2000 compared to the same periods in fiscal 1999 due to the amortization of goodwill associated with the acquisitions by the HostPro segment. The amount of goodwill and related amortization is expected to increase as the Company continues to execute its acquisition strategy. See "Certain Factors -- HostPro -- Acquisitions -- General Acquisition Risk."

Income Tax Provision

     The annual effective tax rate was 30.0% in the third quarter and first nine months of fiscal 2000, compared to 35.1% and 37.5% for the third quarter and first nine months of fiscal 1999, respectively. The decrease in fiscal 2000 compared to the corresponding period in fiscal 1999 is primarily due to benefits received from the Company's tax-exempt securities, foreign sales corporation and non-deductible goodwill.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------
(Tabular amounts in thousands)

Liquidity and Capital Resources

     As of June 1, 2000, the Company had cash, cash equivalents, and liquid investments of $268 million, representing a decrease of $71 million compared to September 2, 1999. Principal sources of liquidity for the first nine months of fiscal 2000 were cash flows from operations of $80 million, which were derived primarily from SpecTek Operations, and proceeds from maturing investments of $213 million. Principal uses of cash in the first nine months of fiscal 2000 were purchases of held to maturity investments of $158 million, property, plant and equipment expenditures of $105 million and the acquisitions of LightRealm, WIPC and Inacom, which amounted to $63 million. Pursuant to the Company's Amended and Restated Component Recovery Agreement with MTI effective September 2, 1999, and subject to certain conditions, MTI will purchase and lease back to SpecTek equipment as is reasonably appropriate for SpecTek to perform its component recovery operations. SpecTek Operations accounted for $45 million of the Company's purchases of property, plant and equipment in the first nine months of fiscal 2000, all of which property, plant, and equipment is anticipated to be purchased by MTI under the agreement. As of June 1, 2000, $25 million of this amount had been purchased by MTI.

     The Company has an unsecured credit agreement, expiring June 2001, with a group of financial institutions providing for borrowings totaling $100 million. As of June 1, 2000, the Company was eligible to borrow the full amount under the agreement but had no borrowings outstanding. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company.

     At June 1, 2000, the Company had commitments of $40 million related to capital expenditures for the expansion and upgrading of facilities and equipment. The Company anticipates capital expenditures for the expansion and upgrading of facilities and equipment in fiscal 2000 will be in excess of $145 million, of which $75 million relates to SpecTek Operations and is anticipated to be purchased by MTI under the Component Recovery Agreement. The Company expects its future working capital requirements to increase. The Company has employed cash resources in its e-services acquisition strategy, and expects to continue to do so in the future. The Company believes that currently available cash and cash equivalents, liquid investments, cash flows from operations, current credit facilities and equipment financing will be sufficient to fund its operations for the next twelve months.

Recently Issued Accounting Pronouncements

     Recently issued accounting standards include Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998. SFAS No. 133 requires all derivatives to be recorded as either assets or liabilities in the balance sheet and marked-to-market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. Implementation of SFAS No. 133 is required for the Company by the first quarter of 2001. The Company is currently evaluating the effect SFAS No. 133 will have on its results of operations and financial condition.

     The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements" in December 1999. The SAB summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption is currently required in fiscal 2001, and early adoption is permitted. The Company is currently evaluating the effect this SAB may have on its revenue recognition practices and results of operations.

     In April 2000, Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25, was issued. FIN 44 clarifies and modifies APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating the effect FIN 44 may have on its future results of operations and financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------
(Tabular amounts in thousands)

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

General
-------

 Fluctuations in Operating Results and Stock Price

     The Company's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and annual basis, as a result of a wide variety of factors, including, but not limited to, industry competition, the Company's ability to accurately forecast demand and selling prices for its PC products, fluctuating market pricing for PC's and semiconductor memory products, fluctuating pricing and demand for Internet related services, seasonal government purchasing cycles, inventory obsolescence, the Company's ability to effectively manage inventory levels, changes in product mix, manufacturing and production constraints, fluctuating component costs, the effects of product reviews and industry awards, availability and pricing of the memory components used by the Company's SpecTek Operations, critical component availability, seasonal cycles common in the PC industry, the timing of new product introductions by the Company and its competitors and global market and economic conditions. As a result, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period. The trading price of the common stock of the Company is subject to significant fluctuations due to general market conditions and financial performance of the Company and its competitors, announcements of technological innovations, new commercial products or new strategies by competitors, component availability and pricing, and other factors.

 Management

     The Company has experienced increased complexity of its operations, operating and financial information systems and in its scope of operations. The increased complexity of the Company's operations results from a number of factors, including the expansion of the Company's services through the HostPro Internet access and Web hosting business, the acquisition of Internet service providers and Web hosting companies, and the Company's strategic retail-direct initiative with Best Buy Co., Inc., and others. These increased complexities have resulted in new and increased responsibilities for the Company's management and have placed, and continue to place, significant demands upon the Company's management, operating and financial information systems and other resources and systems. The Company continues to consider various expansion alternatives, including expansion of facilities, acquisition or establishment of facilities in new geographic regions and certain strategic relationships. There can be no assurance that the Company's management resources, operating and financial information systems, other resources and systems will be adequate to support the Company's existing or future operations, the failure of which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

 Intellectual Property Matters

     It is common in the electronics industry for patent, trademark and other intellectual property rights claims to be asserted against companies, including component suppliers and PC manufacturers. Periodically, the Company is made aware that the technology it uses may infringe on intellectual property rights held by others. The Company evaluates all such claims and, if necessary and appropriate, seeks to obtain licenses for the continued use of such technology. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the balance sheet date. The Company would be placed at a competitive disadvantage if it were unable to obtain such licenses upon terms at least as favorable as those experienced by the Company's competitors. The Company has entered into several intellectual property license agreements, and as a majority-owned subsidiary of MTI, is licensed under certain license agreements between MTI and third parties. The Company's rights under license agreements between MTI and third parties may terminate in the event that the Company is no longer a majority-owned subsidiary of MTI. Intellectual property license agreements generally require one-time or periodic royalty payments and are subject to expiration at various times. If the Company or its suppliers are unable to obtain licenses necessary to use intellectual property in their products or processes, the Company may be forced to market products without certain technological

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------
(Tabular amounts in thousands)

features or software, discontinue sales of certain of its products and/or defend legal actions taken against it relating to allegedly protected technology. The inability of the Company to obtain licenses necessary to use certain technology, or an inability to obtain such licenses on competitive terms, or any litigation determining that the Company, in the manufacture or sale of its products, has infringed on the intellectual property rights of third parties, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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

 MTI Ownership of Common Stock of the Company

     As of June 1, 2000, MTI owned approximately 61% of the Company's outstanding common stock. In addition, two of the five directors of the Company are also directors of MTI, including Steven R. Appleton, Chairman and Chief Executive Officer of MTI. So long as MTI continues to own a majority of the outstanding common stock of the Company, MTI will have the ability to control the outcome of matters requiring shareholder approval, including the election of directors, and generally will have the ability to control the management and certain financial and other affairs of the Company. Termination or modification of certain of the Company's arrangements with MTI resulting in terms less favorable to the Company could adversely affect the Company's business, financial condition, results of operations and cash flows. In the event that MTI's ownership of the Company were to decrease below certain levels, certain arrangements may be terminated by MTI, which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. See "Intellectual Property Matters" and "SpecTek Operations-- Dependence on Component Recovery Agreement with MTI."

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

 Dependence on Key Personnel

     The future success of the Company will depend, in part, on its ability to attract and retain key management, technical, sales and marketing personnel. The Company attempts to enhance its management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. There is competition for such personnel in the electronics, e-services and computer services industries. The Company's inability to retain employees and attract and retain sufficient additional employees, and information technology, engineering and technical support resources, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. There can be no assurance that the Company will be able to retain key personnel or that the loss of any key personnel will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

 Year 2000

     The Company did not experience any disruption to its business operations resulting from the transition to the year 2000 ("Y2K"). During the first nine months of the calendar year 2000, the Company did not encounter significant issues related to its transactions with customers and suppliers. As of the end of the third fiscal quarter of fiscal 2000 the Company had incurred $2.3 million of Y2K related expenses, all of which were incurred in the first fiscal quarter. The Company does not anticipate incurring additional material costs related to Y2K readiness programs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------
(Tabular amounts in thousands)

     On October 26, 1998, the Company was sued in state court in Canyon County, Idaho, by Hannah Films, Inc., on behalf of itself and on behalf of an unidentified and uncertified class of plaintiffs alleging fraud, breach of implied warranty of merchantability, violation of the Magnuson-Moss Consumer Protection Act, and violation of the Idaho Consumer Protection Act arising out of the Year 2000 status of a personal computer sold by the Company to Hannah Films, Inc., in October 1995. In May 1999, the case was dismissed with prejudice. The plaintiff has filed a notice of appeal. While there can be no assurance as to the ultimate disposition of the case, the Company does not currently believe that the resolution of this matter will have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

 Government Regulation

     The Company is subject to a variety of federal, state, local and foreign laws and regulations, including, but not limited to, Federal Communications Commission regulations, governmental procurement regulations, import and export regulations, Federal Trade Commission regulations, securities regulations, environmental regulations, antitrust regulations, and labor regulations. Any failure by the Company to comply with such regulations in the past, present or future could subject the Company to liabilities and/or the suspension of its operations, which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

 State Taxation

     During the third quarter of fiscal 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states. In association therewith, the Company is party to agreements with nearly all states which generally limit the liability of the Company, if any, for non-remittance of sales and use taxes prior to such agreements' effective dates. The Company has previously accrued a liability for the estimated settlement cost of issues related to sales and use taxes not covered by such agreements. Management believes the resolution of any matters relating to the non-remittance of sales or use will not materially affect the Company's business, financial condition, and results of operations.

PC Systems
----------

 Competition

     The PC industry is highly competitive and has been characterized by intense pricing pressure, generally low gross margin percentages, rapid technological advances in hardware and software, frequent introduction of new products, and rapidly declining component costs. Competition in the PC industry is based primarily upon brand name recognition, performance, price, reliability and service and support. The Company's sales of PC products have historically benefited from increased name recognition and market acceptance of the Company's PC products, primarily resulting from the receipt by the Company of awards from trade publications recognizing the price and performance characteristics of Micron brand PC systems and the Company's service and support functions. As a result of PC industry standards, the Company and its competitors use many of the same components, typically from the same set of suppliers, which limits the Company's ability to technologically and functionally differentiate its products. Many of the Company's PC competitors have greater brand name recognition and market share, offer broader product lines, and have substantially greater financial, technical, marketing and other resources than the Company. In addition, the Company's competitors may benefit from component volume purchasing and product and process technology license arrangements that are more favorable in terms of pricing and availability than the Company's arrangements. In addition, the Company may be at a relative cost disadvantage to certain of its competitors as a result of the Company's U.S. dollar denominated purchases of PC components during a period of relative weakening of the U.S. dollar. The failure of the Company to compete effectively in the marketplace could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

     The Company competes with a number of PC manufacturers, which sell their products primarily through direct channels, including Dell Computer Corporation, and Gateway 2000, Inc. The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, NEC Corporation and Toshiba Corporation among others through retail channels. Several of these manufacturers, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, and retail stores, now sell their products through the direct channel. The Company's retail-direct initiative faces significant competition from manufacturers, which sell in the retail channel. In addition, the Company expects to face increased competition in the U.S. direct sales market from foreign

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------
(Tabular amounts in thousands)

PC suppliers and from foreign and domestic suppliers of PC products that decide to implement, or devote additional resources to a direct sales strategy. In order to gain an increased share of the United States PC direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market or may have pricing strategies influenced by relative fluctuations in the U.S. dollar compared to other currencies. The Company's strategic initiative with Best Buy Co., Inc., and others will face significant competition from both direct and retail competitors.

     The Company believes that the rate of growth in worldwide sales of PC products, particularly in the United States, where the Company sells a substantial majority of its PC products, has declined and may remain below the growth rates experienced in recent years. Any general decline in demand or decline in the rate of increase in demand for PC products could increase price competition and could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

 Inventory Management


     The Company's ability to compete successfully in the PC market in the future will depend in large part on its ability to accurately forecast demand for its PC products and effectively manage its PC inventories to support this demand. The Company has experienced in the past, and could experience in the future, excess PC inventories and inventory obsolescence resulting from, among other things, the Company's inaccurate forecasting of demand for its PC products, the typically longer lead times associated with notebook product supply, the fast pace of technological developments in the PC industry and the short product life cycles of PC products and components. In addition, because high volumes of quality components are required for the manufacture of the Company's PC products, the Company has experienced in the past, and expects to experience in the future, shortages and other supply constraints of key components. Such shortages or supply constraints have in the past adversely affected, and could in the future adversely affect, the Company's ability to ship products on schedule or at expected gross margins. The failure of the Company to manage its inventories effectively could result in excess PC inventories, inventory obsolescence, component shortages and untimely shipment of products, any of which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

 Dependence on Key Sources of Supply

     The Company focuses on providing PC systems that feature components and software incorporating the latest technological developments in the PC industry, which components are periodically in short supply and are available from sole or a limited number of suppliers. As a result, the Company has experienced in the past, and expects to experience in the future, shortages in the components used in its PC systems. Exclusively Intel Corporation manufactures the microprocessors currently used in the Company's PC systems, and, from time to time, the Company has been unable to obtain sufficient quantities of certain Intel microprocessors. In addition, a significant portion of the RAM components used in the Company's PC systems are supplied by MTI, and the Company generally relies on MTI to supply the latest memory densities and configurations available. The Company relies, to a certain extent, upon its suppliers' abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the PC industry. The Company also relies, to a certain extent, upon component suppliers concentrated in specific geographic areas. The Company's reliance on a limited number of suppliers and on a strategy of incorporating the latest technological developments into its PC systems involves several risks, including the possibility of shortages and/or increases in costs of components and software, and risk of reduced control over delivery schedules, which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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


HostPro
-------

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

   Many competitors have greater market presence, brand recognition, network capacity and financial resources than the Company. A large number of companies including Verio Inc. and Concentric Network Corporation, a NEXTLINK Company, offer e-services similar to those provided by the Company. Large diversified companies such as Intel Corporation, International Business Machines Corporation, and AT&T Corporation have indicated their intent to enter into the e-services market, which will intensify the competition. The Company competes with major long distance companies who offer Internet access services, and the recent federal regulation of the telecommunications industry has created more opportunities for local carriers thereby further increasing competition. In addition, major cable companies and other alternative service providers such as those companies utilizing wireless terrestrial and satellite based service technologies have announced plans to offer Internet access and related services. In addition to possessing large existing customer bases, many of these companies have greater network coverage, market presence and financial resources than the Company. These companies also possess the ability to bundle Internet access with basic local and long distance telecommunications services. This bundling may have an adverse effect on the Company's ability to compete effectively and may result in pricing pressures that would adversely affect its financial condition, results of operations and cash flows.

 Acquisitions

   In the fourth quarter of fiscal 1999, the Company acquired 100% of the outstanding common stock of HostPro for approximately $22 million in cash and the property and equipment of MIS, a division of MTI, for its book value of approximately $2 million in cash. On December 14, 1999 the Company acquired 100% of the outstanding common stock of LightRealm for approximately $48 million in cash. On March 16, the Company acquired 100% of the outstanding common stock of WIPC for approximately $13 million in cash. There can be no assurance that the integration, reconfiguration or other modification, if any, of HostPro, MIS, LightRealm or WIPC will not have a material adverse effect on the operations of such entities or on the Company's business, financial condition, results of operations and cash flows. In addition, there can be no assurance the Company will realize the anticipated benefits associated with these acquisitions, including, but not limited to, retention of key personnel, intellectual property rights, increased market presence of a broader e-services offering and economies of consolidating certain administrative support functions.

 General Acquisition Risk
 ------------------------

   The Company expects to continue its expansion and acquisition strategy. Material goodwill and other intangible assets could be required to be recorded in the likely event the purchase price of the acquired businesses exceeds the fair value of the net assets acquired. This could result in significant amortization charges in future periods. The acquired businesses may not achieve the revenues and earnings anticipated by the Company. As a result there could be a material adverse effect on the Company's future financial condition and results of operations. The Company can not assure the timing or size of future acquisitions, or the effect that any future acquisitions may have on its operating results.

 Key Integration Risks
 ---------------------

   In the integration of acquired operations, the Company faces certain key risks. The difficulties experienced may have an adverse impact on the Company. The key integration difficulties may include the loss of key employees and the failure to integrate successfully acquired operations, equipment, facilities, services and networks. These difficulties could adversely affect the Company's financial condition, results of operations and cash flows. There can be no assurances that the Company will realize any benefits from the acquired operations.

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

 Infrastructure Dependence

   The success of HostPro is dependent upon its ability to expand its infrastructure capacity, equipment and support services at a competitive cost. The Company may require substantial financial, operational and managerial resources to expand its network infrastructure to accommodate new customer growth. It may also be necessary to enter into additional agreements with providers of infrastructure capacity and equipment and support services. The Company can not assure that it will be able to obtain agreements with acceptable terms or that it will be able to make the necessary network infrastructure modifications to meet its customer's growing demands and changes evolving within the industry.

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



SpecTek Operations
------------------

 Dependence on Component Recovery Agreement with MTI

   Effective September 2, 1999, the Company and MTI entered into an amended and restated Component Recovery Agreement (the "Component Recovery Agreement"), which expires August 30, 2001, unless terminated earlier as described below. Virtually all of the components used in the Company's SpecTek Operation are obtained from MTI or affiliates of MTI under the Component Recovery Agreement. Under the Component Recovery Agreement, MTI is required to offer to the Company all of the nonstandard memory

Item 2. Management's Discussion and Analysis
--------------------------------------------
of Financial Condition and Results of Operations--Continued
-----------------------------------------------------------
(Tabular amounts in thousands)


components produced at MTI's semiconductor operations. The Component Recovery Agreement provides that the cost of components obtained from MTI will be negotiated on a quarterly basis, but in no event will the cost be less than 50% of pre-tax income. The cost of obtaining such components for the second and third quarters of fiscal 2000 was 62.5% of pre-tax income attributable to the sale of such components compared to 50.0% for first quarter of fiscal 2000. The Company and MTI have agreed that the cost to the Company of obtaining components from MTI during the fourth quarter of fiscal 2000 will be 75.0% of pre-tax income. The Component Recovery Agreement provides that the cost to the Company to obtain components from MTI during fiscal 2000 is subject to maximum specified percentages of pre-tax income. However, the cost to the Company for components obtained from MTI during fiscal 2001 is not subject to any maximum. There can be no assurance that the amounts payable by the Company to MTI for components as contemplated under the Component Recovery Agreement will be more favorable than the amounts stated in this paragraph. Any increase in maximum cost to the Company to obtain components from MTI under the Component Recovery Agreement could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

   Under the Component Recovery Agreement, at the commencement of the third quarter of fiscal 2000, the Company has an option to require MTI to purchase the property and equipment of SpecTek Operations for a purchase price equal to net book value. At the commencement of fiscal 2001, MTI has an option to require the Company to sell the property and equipment of SpecTek Operations under the same terms and conditions. Additionally, the Company has an option to require MTI to purchase, and MTI has the option to require the Company to sell, the assets of SpecTek Operations at book value if MTI's ownership in the Company falls below 50% or if an unrelated third party acquires more than 30% of the Company. The Component Recovery Agreement would terminate if MTI purchases the property and equipment of SpecTek operations pursuant to the exercise of the above-described options.

   Historically, during various reporting periods, SpecTek Operations have had a significant positive impact on the Company's results of operations and cash flows. The expiration of the Component Recovery Agreement, or the sale of the property and equipment of SpecTek Operations to MTI, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. In addition, a substantial majority of the components used in the SpecTek Operations have been obtained from MTI under the Component Recovery Agreement. In the third quarter of fiscal 2000, the Company obtained approximately 83% of its components from MTI's semiconductor manufacturing facilities and an additional 17% of its components from MTI's joint venture affiliates. Many semiconductor manufacturers other than MTI are reluctant to sell nonstandard memory components because such components could compete with their full specification memory components for similar applications. In addition, some manufacturers are concerned that subsequent testing performed by a recovery operation could reveal proprietary data regarding manufacturing yields and processes. As a result, there can be no assurance that the Company would be able to negotiate future purchases of components on terms acceptable to the Company after expiration of the Component Recovery Agreement.

 Pricing of Memory Products

   Pricing for SpecTek Operations' semiconductor memory products fluctuate, to a large degree, based on industry-wide pricing for semiconductor memory products. The average selling prices of its SpecTek Operations' semiconductor memory products have varied as industry-wide average selling prices for full specification semiconductor memory products experienced significant fluctuation. The Company believes that the inconsistency in the average selling prices of semiconductor memory products are due primarily to changes in the balance of supply and demand for these commodity products and changes in relative weakness or strength of certain currencies. The Company is unable to predict the impact of semiconductor memory product market dynamics in future periods. Due to the market risk associated with holding purchased memory components in inventory, the Company has experienced in the past, and may experience in the future, losses from write-downs of memory component inventories in periods of declining prices. Further declines in pricing for semiconductor memory products would likely result in declines in average selling prices of SpecTek Operations' semiconductor memory products, which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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

 Exclusive Sales Representative Agreement

   Effective September 2, 1999, the Company and Micron Semiconductor Products, Inc. ("MSP"), a subsidiary of MTI, entered into an exclusive sales agreement (the "sales agreement") under which MSP will serve as exclusive sales representatives for SpecTek Operations' memory products. The failure of MSP to perform its obligations under the sales agreement, including but not limited to the sale of all SpecTek Operations' memory products, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

   The Company has limited exposure to financial market risks, including changes in interest rates. At June 1, 2000, the Company had $255 million in short-term investments. These short-term investments consist of fixed rate investments in debt obligations of highly rated entities with maturities of one year or less. The Company believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values and has the ability and intent to hold these instruments to maturity. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal.

  The Company uses the U.S. Dollar as its functional currency. Aggregate transaction gains and losses included in the determination of net income have not been material.

                          PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

   (a) The following are filed as a part of this report:

   Exhibit     Description
   -------     -----------------------------------------------------------------

   10.68       Amended Non Qualified Stock Option Agreement, dated April 6,
               2000/(1)/
   10.69       Amended Non Qualified Stock Option Agreement, dated April 6, 2000
   27          Financial Data Schedule

   (1) Confidential treatment has been requested for certain portions of this document. Such portions have been redacted and marked with a double XX. The non-redacted version of this document has been sent to the Securities and Exchange Commission pursuant to an application for confidential treatment.

   (b) Reports on Form 8-K:

   The registrant did not file any reports on Form 8-K during the quarter ended June 1, 2000.




SpecTek, HostPro and VelocityNet Direct are registered trademarks of the Company. All other product names appearing herein are for identification purposes only and may be trademarks of their respective companies.

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



                              MICRON ELECTRONICS, INC.
                              --------------------------------------------------
                              (Registrant)


Dated: July 13, 2000
                              /s/
                              --------------------------------------------------
                              James R. Stewart, Senior Vice President Finance Chief Financial Officer (Principal Financial and Accounting Officer)