Form 10-K
period 2000-08-31
MICRON ELECTRONICS INC
filed 2000-10-23
CIK 854460

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended August 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 28, 2000 was $358 million.

The number of outstanding shares of the registrant's Common Stock on September 28, 2000 was 96,662,670.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant's 2000 Annual Meeting of Shareholders, to be held on November 20, 2000, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

General

Micron Electronics, Inc. and its subsidiaries (collectively the "Company") is a computing company which provides computer products and services, Internet offerings, Web hosting and business-to-business e-commerce applications for small-and medium-sized businesses, government, education and retail markets. Under the brands micronpc.com, VelocityNet Direct ("VND"), HostPro and SpecTek, we offer a wide range of innovative products, services and support. Our three business segments are PC Systems, HostPro and SpecTek. The primary products of the PC Systems business include a wide range of desktop and notebook systems, multiprocessor network servers and hardware services. HostPro focuses on Internet access and Web hosting. SpecTek processes and markets various grades of memory products in either component or module form for specific applications. Our operations are reported on a fiscal basis, which is a 52 or 53-week period ending on the Thursday closest to August 31. All references contained herein including annual and quarterly periods are on a fiscal basis.

The Company was formed through the April 7, 1995 merger of three businesses:
Micron Computer, Inc., Micron Custom Manufacturing Services, Inc., and ZEOS International, Ltd. As of August 31, 2000, Micron Technology, Inc. ("MTI") owned 61% of our outstanding common stock.

PC Systems

Products and Services
---------------------

Our PC Systems business develops, markets, manufactures, sells and supports a wide range of high performance desktop and notebook systems and network servers under the micronpc.com and NetFRAME brand names and sells, resells, and supports a variety of additional peripherals, software and services. Our systems use microprocessors manufactured by Intel Corporation ("Intel") and Applied Micro Devices ("AMD"). Our systems are assembled to order ("ATO") with differing memory and storage configurations as well as various operating systems and application software. We also offer under the micronpcplus.com brand name a variety of hardware components and peripherals to compliment our desktop and notebook systems and network servers, including monitors, modems, graphics cards, accelerators, CD-ROM and DVD drives. In addition, we offer numerous hardware services and e-services, many through third party service providers. Technical support is available 24 hours a day, seven days a week, 365 days per year ("24/7/365"). Planning, purchasing, deploying, managing, maintaining, and retiring services are available on all systems.

 Desktops and Managed Systems.

     . Millennia - Targeted for technology-savvy consumers, business and government customers, the Millennia line of systems has been our best-selling product in recent periods. The Millennia Max Premium is the latest generation Millennia and is powered by Intel's Pentium III microprocessor. Our additional Millennia products can be configured utilizing our Mid-Size Tower or MicroTower case designed for cost savings while maintaining power and performance. The Millennia products are also available in configurations utilizing the new Intel Celeron processor with 128 Kilobyte ("KB") cache onboard for cost-effective computing without compromising performance.

     . ClientPro - The ClientPro family is a comprehensive line of managed systems designed for commercial and government organizations that demand computing stability, reliability and serviceability. Solutions include:

          o ClientPro Dx5000 - A dual processor system that combines workstation performance with desktop stability.

          o ClientPro Cn - A fully scalable desktop that allows organizations to standardize on a single solution for a majority of desktop computing needs.

          o ClientPro Ct - A value performer that helps to maximize the information technology budget without sacrificing the performance and features required by today's business and government customers.

          o ClientPro Cf - A small form factor system designed to provide the ultimate in reliability and stability to networked organizations.

Notebooks.

     . TransPort ZX - The TransPort ZX is a desktop replacement notebook product, targeted towards on-the-go professionals seeking the optimum mix of performance, flexibility and functionality. The TransPort ZX allows mobile professionals to choose from an extensive array of options, including 14.1" or 15" liquid crystal display ("LCD") screens, Intel Celeron and Pentium III mobile processors, up to 30 gigabyte hard drives and up to 512 MB of SDRAM.

     . TransPort LT - The TransPort LT is a sub-five pound, thin and light product targeted towards customers who are looking for an alternative to full-sized, desktop replacement products. The TransPort LT incorporates Intel's newest mobile processors, including Celeron and Pentium III with SpeedStep. It also offers a mini-PCI Modem/LAN combination option, and the two-spindle design allows concurrent use of the hard drive and one peripheral in its modular device bay. The TransPort LT also offers a port replicator option and LCD screen sizes up to 13.3", along with a variety of modular devices.

 Servers.

     . NetFRAME 2100 and 3400 - Our entry-level NetFRAME 2100 series and mid-level NetFRAME 3400 series workgroup servers are cost-effective server solutions specifically designed for small to medium-size businesses and for decentralized remote locations and departments. The 2100 and 3400 servers feature Intel Pentium III microprocessors in a range of configurations that include single or dual 600 Mhz to 850 Mhz processors, remote server management functionality, ECC SDRAM, and five expansion slots. The NetFRAME 3100 can accept up to five hot-swappable hard drives and the NetFRAME 2100 can accept up to six 68-pin hard drives.

     . NetFRAME 5200 and 6200 - Our NetFRAME 5200 and 6200 series servers are reliable, affordable high-end solutions built on the latest Intel processor technology. The NetFRAME 5200 is a flexible server solution for typical business applications such as Web Internet/Intranet, print/file, or groupware applications with support for dual Pentium III Xeon processors. The NetFRAME 6200 is designed for more processor intensive applications and offers maximum performance. The NetFRAME 6200 can support four Intel 550 Mhz or 700 Mhz Pentium III Xeon processors with a robust 2 MB level-2 cache. It can also be configured with 4 GB of ECC EDO DRAM and a 100 Mhz Front Side Bus. Providing for maximum uptime, the NetFRAME 6200 server comes with six one-inch SCA hot-swappable Ultra-2 Wide LVDS hard drives allowing 216 GB maximum hard drive space. The NetFRAME 6200 server is fully wired to support a RAID card that can utilize two on-board SCSI chips. The NetFRAME 6200 server is standard equipped with Intel's LANDesk Server Manager, overseeing all of the server's hardware instrumentation including voltage monitoring, fan tachometer, thermal monitoring and chassis intrusion. In addition, LANDesk controls all event and alerting capabilities including automatic server recovery, paging, e-mail and system reboot.

 Hardware Services.

     . Mservices - The MServices program is a portfolio of enhanced support and professional services enabling customers to plan, implement, support and manage information technology. Partnered with industry leader Unisys and other third party providers to co-design and deliver MServices, these services work as an extension of our customers' business to deliver hassle-free computing. Through these programs, our customers and business partners can receive, from us, Unisys or other third parties, various levels of standard and customized support services including extended on-site service for one to five years, 24-hour toll-free telephone support in the U.S., and one business day turnaround for support via e-mail. In addition, many of our server products can be purchased with on-site Unisys support ranging from one to five years and with as fast as a four-hour response time for business critical server applications. Specialized network operating system support and optional incident resolutions for Novell IntranetWare, or Microsoft Windows NT Server software are available.

     . Technical Support -Technical support and customer service representatives respond to a variety of inquiries from customers, including questions concerning our product offerings, order status and post-installation hardware and software issues. Many inquiries are resolved over the telephone without the need to repair or replace system components. When repairs are necessary, we may ship a replacement part or system and advise our customers via telephone regarding installation. Alternatively, our customers may elect to ship a system directly to us for repair. Technical support services are also provided through our home page on the Internet (www.micronpc.com). These services enable our
                                   -----------------
        customers to access system-specific information and recent software updates for many of the software programs and drivers included with our systems. In addition, many of our systems are sold with system diagnostic and repair software that has been optimized for our products.

Parts and Upgrades
------------------

We offer an extensive array of peripherals and software to our customers through the micronpcplus.com program. The micronpcplus.com program offers competitively priced printers, scanners, monitors, memory upgrades, storage devices, processor overdrives, modems, video cards and other multi-media peripherals manufactured by third parties. Customers may also purchase current software titles and a variety of networking hardware.

Manufacturing and Materials
----------------------------

Our manufacturing process is designed to provide custom-configured products to our customers and includes assembling components, loading software and testing each system prior to shipment. Our systems are generally ATO, based on customer specifications. This takes place in our International Standards of Operations ("ISO") 9001-certified, state of the art manufacturing facility.

Our manufacturing process and inventory management promotes rapid inventory turnover and reduced inventory levels, while allowing us to efficiently manufacture customized computer systems. This is achieved, in part, by the use of a third party logistics warehouse located within minutes of our manufacturing site, where supplier owned components are received, stored, picked and delivered only when order flow creates demand. During 2000, we implemented modifications including changes to our manufacturing facility, information technology infrastructure, procurement and logistics processes to streamline our supply chain.

Desktop systems and servers are generally assembled in our manufacturing facility located in Nampa, Idaho. Notebook systems, designed to include feature sets defined by us, are procured as "bare bone" sub-assemblies from third-party suppliers. Several key components are then added within our manufacturing facility, prior to software download and testing. Following assembly, all systems are powered up, loaded with software and subjected to diagnostic tests. Upon completion of the process, systems undergo a final inspection, after which they are packaged and shipped to customers.

We focus on providing systems that feature components and software that incorporate the latest technological developments in the personal computer industry. Intel has been the predominant provider of microprocessors used in our systems. In addition, a significant portion of the random access memory ("RAM") used in our systems is supplied by MTI. We rely to a certain extent on our suppliers' abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the personal computer industry. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors--PC Systems--We Depend on Key Sources of Supply."

Marketing and Sales
-------------------

Our customers are comprised primarily of small -and medium-sized businesses, government entities and consumers. We market our systems primarily via customer-direct relationships supported by advertising, direct mail, telephone sales, field sales representatives and through our Web site. We also sell a limited number of systems through our factory outlet store located in Boise, Idaho. In addition, we sell our systems through strategic relationships with third parties having large government procurement contracts. Pricing and terms for such procurement contracts are generally subject to re-negotiation or termination by third parties and governmental entities. Our field sales force focuses primarily on soliciting and servicing the emerging "mid market" comprised of medium-size businesses, and on sales to public entities. We obtain evaluations of our operations from external organizations, which help us provide independence assurance of product reliability, customer service and support, and business continuity for our commercial customers.

Consumers have historically referenced computer trade magazines, and more recently have begun utilizing information available on the Internet, to evaluate systems and configurations best suited to their particular needs. Our direct marketing approach is aimed toward personal computer users and companies who evaluate products based on performance, price, reliability, and service and support. The direct sales channel allows us to avoid dealer markups typically experienced in the traditional retail sales channel, limit inventory carrying costs and maintains closer contact with our target customers. Direct sales orders are received primarily via telephone, facsimile, Internet (www.micronpc.com) and through our direct sales force. Our sales representatives
 ----------------
assist customers in determining system configuration, compatibility and current pricing. Customers generally order systems configured with varying feature sets differentiated by microprocessor speed, hard drive capacity, amount of memory, monitor size and resolution and bundled software, as well as other features.

In 2000, we launched our VelocityNet Direct program ("VND"), a retail-direct business model that focuses on providing leading edge technology to customers via strategic retail partners. In March 2000, we partnered with Best Buy Co., Inc. to install direct-to-the-manufacturer kiosks their 357 retail stores throughout 39 states. In the fourth quarter of 2000, we formed strategic partnerships with Outpost.com, an Internet retailer of consumer and business technology products and Staples Inc., the office supply retailer. Additionally, in the first quarter of 2001, we formed a strategic partnership with InterTAN, Inc., which operates RadioShack Canada, with 453 stores. In conjunction with our strategic partners marketing programs, our products receive additional advertising via retail flyers that reach in excess of 10 million consumers. Our products are also promoted with in-store displays, signage and point of sale materials.

Product Warranties
------------------

Management believes that our system warranties and technical support programs are key factors in achieving desired levels of customer satisfaction. The key elements of our system product warranties and service and support programs are as follows:

     . Money Back Guarantee - Our customers may generally return systems purchased from us within a limited period of time after shipment. Specifically, consumer customers may return systems within 15 days for a full refund of the purchase price, while commercial and government customers receive a full refund if they return the system within 30 days.

     . Micron Power Limited Warranty - Desktop and notebook systems and servers are generally sold with the Micron Power Limited Warranty, consisting of a five-year limited warranty on the microprocessor and main memory, a three-year limited warranty on the hardware and one year on-site service provided by a third party. The Micron Power Limited Warranty covers repair or replacement for defects in workmanship or materials.

Backlog
-------

Levels of unfilled orders for systems fluctuate depending upon component availability, demand for certain products, the timing of large volume customer orders and our production schedules. Customers frequently change delivery schedules and orders depending on market conditions and other reasons. We generally allow customers to cancel unfilled orders without penalty any time prior to shipment. We had backlog orders of $26 million, $16 million and $22 million as of August 31, 2000, September 2, 1999 and September 3, 1998, respectively. We anticipate substantially all of the unfilled orders as of August 31, 2000, other than those subsequently canceled, will be shipped within 30 days. We do not believe our backlog is an indicator of actual sales of any succeeding period.

Competition
-----------

We compete with a number of personal computer manufacturers including Dell Computer, Inc., Gateway, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, NEC Corporation and Toshiba Corporation among others. These manufacturers sell their products through different combinations of national and regional distributors, dealers, value added resellers, retail stores and through the direct channel. We expect to face increased competition in the U.S. direct sales channel and retail-direct sales channel from foreign personal computer suppliers and others who decide to implement, or devote additional resources to a direct sales or retail-direct sales strategy. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors -- PC Systems -- We Face Intense Competition."

HostPro

HostPro, our Internet access and Web hosting subsidiary, is a provider of Web and applications hosting solutions for small-and medium-size businesses. HostPro offers a complete range of business-to-business Internet products and services, including turnkey e-commerce solutions, Web and applications hosting, colocation and connectivity services. HostPro services are developed to improve the cost, performance, scalability, security and time-to-market for customers who are interested in leveraging the power of the Internet.

HostPro was established through the integration of four companies, including Los Angeles-based NetLimited, Inc., (d.b.a. "HostPro") the company's namesake; Seattle-based LightRealm; Florida-based Worldwide Internet Publishing Company and Boise-based Micron Internet Services.

Hosting
-------

HostPro offers multi-platform hosting with the advanced security, support, reliability and high-bandwidth necessary to meet the mission critical business needs of its customers. HostPro offers shared, dedicated and colocated hosting services, high speed connectivity, managed and unmanaged hosting services and customer support. In addition to individual server plans, HostPro provides high-end clustering solutions, mirrored servers and application servers.

     . Dedicated Web hosting - HostPro provides a suite of both managed and customer-managed hosting packages, including Microsoft Windows NT, Microsoft Windows 2000, Linux, Cobalt, Sun Microsystems, UNIX BSDI and a full range of value-add products for e-commerce, streaming and clustering. Customers selecting managed dedicated services are supported by an account team and trained technicians.

     . Shared Web hosting - HostPro's shared Web hosting packages include:
       NETstart, NET Value, NET Plus, VServer Merchant, VServer Lite, VServer Pro, VServer Ultra and Microsoft Windows NT.

Application Services
--------------------

HostPro partners with Citrix, Sun Microsystems and Microsoft to deliver "all-in-one" applications for integration and distribution of application services. HostPro offers Real Server 7.0, Exchange Server 5.5, Microsoft Windows NT Server and Microsoft SQL Server 7.0 that enables customers to use selected software without any on-site installation or maintenance concerns.

Data Center/Colocation Services
-------------------------------

Using SunTone certified services and a Cisco-powered network, HostPro delivers high-end Web and application hosting and colocation services through its five data centers totaling approximately 40,000 square feet of net machine room space. Hostpro also offers colocation services including cages and bandwidth through its custom-built facilities located in Seattle, Washington, Los Angeles, California, Boise, Idaho, Moses Lake, Washington and Boca Raton, Florida.

HostPro also offers managed services through its data centers including:

     . Enterprise Management Services utilizing Unicenter TNG to manage enterprise systems, applications and networks.
     . Data services including tape backup, load balancing and content distribution service.
     . Security services including firewalls and intrusion detection services. . System Administration Services to resolve hardware maintenance and upgrade issues including tape rotation, reboot and Emergency Maintenance Services.

Internet Access
---------------

HostPro provides Internet access to both businesses and consumers via its Net.Now! brand. In 2000, HostPro expanded its operations to offer nation-wide service via broadband and dial-up access services. HostPro provides flexible solutions to connect Small Office Home Office ("SOHO"), Small Medium Businesses ("SMB"), and large corporate LAN/WAN customers via three simple Net.Now! offerings:

     . Net.Now! DSL - High-speed broadband Internet access for the SOHO and SMB market.
     . Net.Now! Frame Relay - High-speed broadband Internet access for the large corporate LAN/WAN market.
     . Net.Now! Dial-up - Analog dial-up services for the SOHO and consumer market.

Each solution is a complete "stand-alone" offering. In addition, the Net.Now! Internet access suite is designed to provide a "build what is needed" connectivity package including Frame Relay, DSL and Dial-up services.

Marketing and Sales
-------------------

HostPro primarily markets its services to Web professionals and companies seeking more standardized, "self-managed" hosting, e-commerce and applications solutions. Products are marketed through a variety of means including the HostPro Web sites, print advertising in Internet-related trade publications and local newspapers, as well as radio and on-line advertising. Other sources include direct mail campaigns, participation in industry events and affiliate relationships, including cooperative marketing with related services and current customer referrals.

The majority of sales are executed through HostPro's telephone sales force and the HostPro Web sites. Higher value services such as complex hosting and colocation are executed through Value-Added Resellers (VAR). HostPro has a network of over 1,600 VARs who are largely design and consulting Web professionals who resell services to their customers.

Competition
-----------

The Web and applications hosting market is highly competitive, with many companies, including Interland, Verio and Concentric competing for the lower end of the market, including shared and dedicated hosting. HostPro also competes with others including Digex, Navisite, Globix, Interliant for higher end, more custom Web and applications hosting. Recently, larger, well-known brand names have entered the market such as Dell Computer, with their DellHost service. Price, customer service and ease of use are the primary drivers of the customer purchase decision at the lower end of the market. Reliability and expertise, or reputation for delivering complex hosting solutions drives the purchase decision for higher value services. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain
Factors --HostPro --Our HostPro Segment Faces Intense Competition."

SpecTek

Products
--------

SpecTek processes and markets various grades of memory products under the SpecTek brand name in either component or module form. Memory components are obtained from MTI and its joint venture affiliaties, tested and graded to their highest level of functionality. Higher-grade components meeting industry specifications are available for use in memory modules for computer systems. Certain lower grade components may be used in nonstandard memory modules or sold to strategic OEM customers for use in specific applications. SpecTek works closely with its customers to develop new applications utilizing its memory components resulting in reliable low cost memory solutions and increased component and product compatibility for its customers.

Dependence on Component Recovery Agreement with MTI
---------------------------------------------------

Effective September 2, 1999, we entered into an amended and restated Component Recovery Agreement (the "CRA") with MTI, which expires August 30, 2001. We have no expectation that MTI will agree to extend or renegotiate the CRA at the end of the current term. In addition, MTI currently has an option to require us to sell to it SpecTek's property and equipment for a purchase price equal to net book value, and MTI can exercise this purchase option at any time. The CRA would terminate if MTI purchases the property and equipment of SpecTek.

Under the CRA, MTI is required to provide us with all of the nonstandard memory components produced at its semiconductor operations. The CRA also provides that the cost of components obtained from MTI will be negotiated on a quarterly basis. The cost of obtaining components in 2000 was 75.0% of pre-tax income attributable to the sale of such components in the fourth quarter, 62.5% in the third and second quarters and 50.0% in the first quarter. The cost of obtaining components under the CRA will be 90.0% of pretax income during the first quarter of 2001. We can not assure you of the cost of obtaining components under the CRA during any subsequent quarter. Any increase in cost to us to obtain components from MTI under the CRA could have a material adverse effect on our financial condition, results of operations and cash flows.

The CRA also provides that MTI will make commercially reasonable efforts to obtain for us nonstandard memory components produced by TECH Semiconductor Singapore Pte. Ltd. and KMT Semiconductor Limited, joint venture companies in which MTI is affiliated. We may agree with MTI and the joint venture companies to utilize a pricing matrix based on effective yields and worldwide average sales prices in order to establish prices for the components from the joint venture companies. In such case, the price paid by us for components from the joint ventures will be determined under the matrix, rather than as a percentage of pre-tax net income.

The expiration or termination of the CRA, or the sale of the property and equipment of SpecTek to MTI, would have a material adverse effect on our business, financial position, results of operations and cash flows. Historically, SpecTek has had a significant positive impact on our results of operations and cash flows. In 2000, SpecTek's net sales were $493 million and its operating income was $189 million. Virtually all of the components used by SpecTek are obtained from MTI or affiliates of MTI under the CRA. Based on net sales, SpecTek obtained 72%, 82%, and 75% of its components from MTI in 2000, 1999 and 1998, respectively. Based on net sales, SpecTek obtained an additional 28% and 18% of its components from MTI's joint venture affiliates in 2000 and 1999, respectively. Semiconductor manufacturers other than MTI are reluctant to sell us nonstandard memory components because such components could compete with their full specification memory components for similar applications. In addition, some manufacturers are concerned that subsequent testing performed by a recovery operation could reveal proprietary data regarding manufacturing yields and processes. Because of the significant impediments to obtaining alternative sources of supply, it is unlikely that the Company will be able to continue its SpecTek operations following expiration or termination of the CRA.

Manufacturing and Materials
---------------------------

The operations of SpecTek require a significant investment in sophisticated testing hardware and software and expertise in semiconductor memory products and manufacturing processes. The semiconductor memory manufacturing process involves a highly complex series of steps performed to create specific electronic features on silicon wafers. Recovery of memory components within the semiconductor manufacturing process is generally performed at two stages: the wafer probe stage and the test stage. The first test of electrical functionality in the semiconductor memory manufacturing process is performed at the wafer probe stage, where die not meeting certain functionality or performance characteristics are segregated while those die which potentially meet full performance specifications continue on in the manufacturing process to the assembly and test stages. Although semiconductor memory manufacturers identify a majority of SpecTek's memory components during the test function, we maintain personnel in MTI's semiconductor memory manufacturing facility to nonstandard die at the wafer probe stage, which may qualify for recovery. Once identified as recoverable die in the wafer probe stage, the die are assembled and delivered to SpecTek for testing and grading.

Upon delivery to SpecTek, memory components are grouped according to device and package type and staged for a specific sequence of electrical, environmental and mechanical tests identified for that group. SpecTek's test and product engineers develop the complex testing algorithms and procedures necessary to recover semiconductor memory components on a cost-effective basis. SpecTek engineers also develop and implement proprietary software and hardware modifications to automate test and handling equipment. Test and product engineers develop burn-in testing procedures in order to increase assurance of reliability for devices being processed. Throughout the testing process, semiconductor memory components are graded in an effort to segregate less functional components and to minimize additional testing with respect to such components. Striving to maintain close working relationships between its engineering staff and its customers, SpecTek modifies its test procedures and test specifications to ensure that memory components properly address customer performance requirements. Once all electrical and environmental testing is accomplished, the devices are subjected to automated and visual inspection to verify that the devices meet mechanical and cosmetic specifications relating to package, mark and device lead integrity.

Marketing and Sales
-------------------

Effective September 2, 1999, we entered into an exclusive Sales Representative Agreement with Micron Semiconductor Products, Inc., ("MSP") a subsidiary of MTI, under which MSP will serve as exclusive sales representative for SpecTek memory products.

The pricing of SpecTek memory products is based on industry wide pricing for semiconductor memory products. In recent years, these prices have fluctuated significantly. Consequently, management expects some price volatility in the future, the extent of which cannot be determined. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors - SpecTek Operations-Pricing of Memory Products May Fluctuate."

Product Warranties
------------------

We typically offer a one-year limited warranty on our SpecTek memory products. Longer warranties are generally offered only in special circumstances. Historically, warranty claims with respect to SpecTek memory products have not been material. However, there can be no assurance that we will not experience significant future warranty claims with respect to these products.

Backlog
-------

SpecTek's customers generally do not order with long lead times and orders are frequently placed with a provision to renegotiate the price at or near the time of shipment. SpecTek does not believe any backlog of orders for its memory products is a reliable indication of actual sales for any succeeding period.

Competition
-----------

SpecTek's principal competitive factors include access to sources of semiconductor memory components, testing capabilities, memory component prices and applications engineering. The price of nonstandard memory components is directly influenced by the price of full specification memory components. As higher density memory devices become more prevalent and error correction technologies and solutions improve, semiconductor memory manufacturers have sought ways to recover a portion of their manufacturing costs through recovery of nonstandard DRAM components. Certain manufacturers have established internal capabilities and independent companies are pursuing opportunities to recover, test and market nonstandard memory components. As more semiconductor memory manufacturers recover nonstandard memory components, the pressure on the remaining manufacturers may increase to develop similar programs, whether internal or external, in order to generate revenue from their nonstandard memory components. In addition to supplying nonstandard memory components to the market, in-house component recovery operations by other manufacturers eliminate a potential source of supply to SpecTek. Upon termination or expiration of the CRA, MTI could purchase SpecTek's property and equipment and develop its own component recovery operation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors-General - We Depend on the Component Recovery Agreement with MTI."

Export Sales

Our consolidated export sales totaled $317 million, $173 million, and $157 million in 2000, 1999, and 1998, respectively. Export sales are denominated primarily in U.S. dollars.

Intellectual Property

As of August 31, 2000, we owned approximately 190 issued U.S. patents and 2 foreign patents. We have an additional 74 patent applications allowed which are awaiting issuance, and approximately 241 applications on file. We hold a number of domain names, trademarks and registered trademarks (both foreign and domestic) and intend to continue to seek protections on our significant patentable technology and trademarks. It is common in the electronics industry for patent, trademark and other intellectual property rights claims to be asserted against companies, including component suppliers and personal computer manufacturers. Periodically, we are made aware that technology we use may infringe on intellectual property rights held by others. We evaluate all such claims and, if necessary and appropriate, seek to obtain licenses for the continued use of such technology. We have entered into several intellectual property licenses, and as a majority-owned subsidiary of MTI, are licensed under certain license agreements between MTI and third parties. Our rights under license agreements between MTI and third parties may terminate in the event that we are no longer a majority-owned subsidiary of MTI. Intellectual property license agreements generally require one-time or periodic royalty payments and are subject to expiration at various times. If we or our suppliers are unable to obtain licenses necessary to use intellectual property in our products or processes, we may be forced to market products without certain technological features or software, discontinue sales of certain products and/or defend legal actions taken against us relating to allegedly protected technology. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors -- General -- We May be Subject to Intellectual Property Claims."

Employees

As of August 31, 2000, we employed approximately 3,276 employees. The PC Systems business employed 2,304 people or 70%, HostPro employed 518 people or 16% and SpecTek employed 454 people or 14%. Nearly all of our employees are located in the United States, and none are represented by a labor organization with respect to their employment by us. As of August 31, 2000, we have never had an organized work stoppage and we consider our employee relations to be satisfactory.

Environmental Regulations

Some risks of costs and liabilities related to environmental matters are inherent in our business, as with many similar businesses, and our operations are subject to certain federal, state and local environmental regulatory requirements relating to environmental and waste management. We periodically generate and handle limited amounts of materials that are considered hazardous waste under applicable law. We contract for the off-site disposal of these materials. Management believes our business is operated in compliance with applicable environmental regulations.

Executive Officers and Directors of the Registrant

The executive officers and directors of the Company and their ages as of September 28, 2000, are as follows:

Name                        Age                             Position
--------------------------  ---  ----------------------------------------------------------------------------
Joel J. Kocher               44  Chairman of the Board of Directors, President and Chief Executive Officer
Jill D. Smith                42  Executive Vice President and Chief Operating Officer
Michael S. Adkins            35  Senior Vice President and Group General Manager
Savino R. "Sid" Ferrales     50  Senior Vice President, Human Resources
Lyle W. Jordan               56  Senior Vice President and Group General Manager
Jeffrey Moeser               37  Senior Vice President, Product Development
James R. Stewart             44  Senior Vice President and Chief Financial Officer
Steven P. Arnold             45  Vice President, Legal and General Counsel
Michael Gale                 38  Vice President, Chief Web Officer
Harry B. Heisler             48  Vice President and General Manager, Micron Government Computer Systems, Inc.
Steve H. Laney               40  Vice President, Investor Relations
JoAnne S. Pfeifer            41  Vice President, Administration and Corporate Secretary
Mark Jones                   37  Area Vice President, SpecTek
Steven R. Appleton           40  Director
John B. Balousek             55  Director
Robert Lee                   52  Director
Robert A. Lothrop            74  Director

Joel J. Kocher served as President of Worldwide Marketing, Sales and Service at Dell Computer Corporation from 1987 to September 1994. From December 1996 until August 1997, Mr. Kocher served as President and Chief Operating Officer at Power Computing Corporation. Following a year at Artistsoft, Inc., as Executive Vice President and then Chief Executive Officer, Mr. Kocher accepted the position of President, Chief Operating Officer, and Director of the Company in January 1998 and was additionally appointed Chairman and Chief Executive Officer in June 1998.

Jill D. Smith co-founded Treacy & Company, LLC, a growth and turn-around consulting firm in 1995 and served as its Managing Director until her appointment as Executive Vice President and Chief Operating Officer of the Company in March 1999. Since June 1999, Ms. Smith has assumed general management responsibilities at HostPro, Inc., where she currently serves as Acting General Manager.

Michael S. Adkins joined the Company in July 1996 as Executive Director of SpecTek after several years as General Manager of Systems Integration at MTI. Mr. Adkins was appointed Vice President of SpecTek in January 1997, then assumed responsibility for personal computer manufacturing in October 1997 and all manufacturing in March 1998. In July 2000, he accepted the position of Senior Vice President, Group General Manager for the Company and subsidiaries Micron PC, Inc., Micron Commercial Computers Systems, Inc., and Micron Computer Services, Inc.

Savino R. "Sid" Ferrales served as Vice President of Human Resources at Dell Computer Corporation from January 1989 to June 1994. From June 1994 to June 1995, he was a principal in OMC Group, a human resources consulting firm. From June 1995 to February 1997, Mr. Ferrales served as Vice President, Worldwide Human Resources, for Digital Equipment Corporation, then as Vice President of Human Resources at Power Computing Corporation from March until November 1997. From late 1997 to February 1998, he performed human resource consulting work for the Company. Mr. Ferrales accepted the position of Senior Vice President of Human Resources with the Company in February 1998.

Lyle W. Jordan joined InFocus Systems, Inc. in January 1995, serving as Vice President of Operations until February 1997. Mr. Jordan accepted the position of Vice President of Manufacturing at Power Computing Corporation, where he served from February 1997 until January 1998. In January 1998, he joined the Company as Vice President of Materials. Mr. Jordan was appointed Senior Vice President, Supply Chain, Materials in April 1999 and Senior Vice President, Worldwide Supply Chain Operations in June 1999. He was appointed Senior Vice President and Group General Manager in July 2000.

Jeffrey Moeser. served six years as Product Marketing Manager at CompuAdd, prior to joining the Company in May 1994 as Product Manager. Mr. Moeser was promoted to Director of Desktop Product Marketing in January 1997 and then Vice President of Desktop Products in September 1997. Mr. Moeser served as Vice President of Desktop and Server Development from August 1999 until his appointment as Senior Vice President of Product Development in November 1999.

James R. Stewart served as Corporate Controller for Imation Corporation from August 1995 until his appointment as General Manager for the Growth Ventures/Internet Services Division of Imation Corporation from August 1997 to January 1999. In January 1999, he joined the Company as Senior Vice President and Chief Financial Officer.

Steven P. Arnold served as an associate with Arnold, White and Durkee from January 1988 to April 1995, when he joined MTI as Associate General Counsel. He continued as Associate General Counsel until June 1996, when he joined the Company as Chief Counsel, Intellectual Property. In January 1997, Mr. Arnold was appointed Vice President, Legal and General Counsel.

Michael Gale served as Managing Director, International Research for IntelliQuest from January 1993 until being appointed Vice President, Brand and Market Analysis of IntelliQuest in October 1997. In November 1998, Mr. Gale joined the Company as Vice President, Business Development. From February to June 1999, he served as Vice President and General Manager for Micron PC, Inc. In June 1999, he was appointed Vice President and Chief Web Officer, and was additionally appointed Vice President and Chief Web Officer of HostPro, Inc. in March 2000.

Harry B. Heisler served as Vice President of Marketing for Government Technology Services, Inc. for 10 years prior to serving as an independent management consultant for high technology firms from January 1995 until June 1998. In June 1998, Mr. Heisler accepted the position of Vice President and General Manager, Public Sector, with the Company. Mr. Heisler was promoted to Vice President and General Manager for Micron Government Computer Systems, Inc. in October 1998.

Steven H. Laney served two years serving as Director of Marketing for Micron Custom Manufacturing Services, Inc., prior to joining the Company in April 1995 as Director of Investor Relations. Mr. Laney was promoted to Vice President, Investor Relations in October 1996.

JoAnne S. Pfeifer was appointed Administration Manager of the Company in January 1995. In March 1996, Ms. Pfeifer was named Director of Administration and in July 1996 and was appointed as the Company's Corporate Secretary. In January 1997, she was promoted to Vice President, Administration and Corporate Secretary.

Mark Jones joined the Company in November 1997 as Executive Director of SpecTek after serving twelve years in management positions in Test Operations and Test Manufacturing at MTI. Mr. Jones accepted the position of Area Vice President of SpecTek in June 1999. Mr. Jones maintains responsibility for all of SpecTek's DRAM testing and marketing activities.

Steven R. Appleton joined MTI in February 1983 and has served in various capacities with MTI and its subsidiaries, including overseeing MTI's semiconductor operations as President and Chief Executive Officer of Micron Semiconductor, Inc. (then a wholly-owned subsidiary of MTI) from July 1992 to November 1994. Except for a nine-day period in January 1996, Mr. Appleton has served as a member of MTI's Board of Directors since May 1994. Since September 1994, Mr. Appleton has served as the Chief Executive Officer, President and Chairman of the Board of Directors of MTI. Mr. Appleton served as a member of the Company's Board of Directors from April 1995 until January 1996 and from February 1996 to the present.

John B. Balousek served as President, Chief Operating Officer, and Director of Foote Cone & Belding Communications, Inc., a global advertising and communications company, from May 1991 to February 1996, and then as Chairman and CEO of True North Technologies, a digital and interactive services company of True North Communications, parent company of Foote Cone & Belding Communications, from March to July 1996. Mr. Balousek continued to serve as director of True North Communications until January 1997. Mr. Balousek was appointed to the Company's Board of Directors in August 1999. He currently serves as a director on the boards of Geoworks Corporation, Freeshop.com, Inc., and Pets.com, all publicly held companies, and also serves as director of several privately held firms.

Robert Lee served as Executive Vice President, California Market Group, for Pacific Bell from April 1993 until his appointment as President of Business Communication Services in April 1995. He served in this capacity until his retirement from Pacific Bell in May 1998. Mr. Lee was appointed to the Company's Board of Directors in April 1999. He is additionally a director on the boards of CIDCO and iAsiaWorks, both publicly held companies, and several privately held firms.

Robert A. Lothrop served in various senior management positions with the J.R. Simplot Company, a food processing, fertilizer and agricultural chemicals manufacturing company, until his retirement from the J.R. Simplot Company in January 1991. He has served on MTI's Board of Directors since May 1994 and on the Company's Board of Directors since April 1995.

ITEM 2.  Properties

Our corporate headquarters, PC systems manufacturing and SpecTek operations are based in a number of Company-owned or leased facilities in Nampa, Idaho aggregating approximately 620,000 square feet. In 2000, we added 135,000 square feet of manufacturing space to our facility in Nampa, Idaho. Approximately 350,000 square feet of the Nampa facilities are dedicated to PC manufacturing and approximately 97,000 square feet are dedicated to SpecTek operations. The balance of the Nampa facilities is dedicated to sales, technical support, customer service, administrative functions and warehouse space.

We lease an 81,000 square foot facility in Minneapolis, Minnesota, dedicated primarily to system sales, technical support, field sales, and administrative functions. We also lease a 74,000 square foot facility in Meridian, Idaho, dedicated to our call center.

HostPro leases several facilities which includes 25,600 square feet in Boise, Idaho, 34,300 square feet in Los Angeles, California, 4,200 square feet in Moses Lake, Washington, 43,800 square feet in Bellevue, Washington, 45,000 square feet in Tukwila, Washington, 1,200 square feet in Seattle, Washington and 12,000 square feet in Boca Raton, Florida.

Other leased facilities include a factory outlet in Boise, Idaho, a commercial sales office in New York, New York, a public relations office in San Francisco, California, and an International office in Taipei, Taiwan.

ITEM 3.  Legal Proceedings

We are defending a consumer class action lawsuit filed in the Federal District Court of Minnesota based on the alleged sale of defective computers. No class has been certified in the case. The case involves a claim that we sold computer products with a defect that may cause errors when information is written to a floppy disk. Substantially similar lawsuits have been filed against other major computer manufacturers. The case is currently in the early stages of discovery, and we are therefore unable to estimate total expenses, possible loss or range of loss that may ultimately be connected with the matter.

We are party to various other legal actions arising out of the normal course of business, none of which is expected to have a material adverse effect on our business, financial position, results of operations and cash flows.


ITEM 4.  Submission Of Matters To A vote Of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

PART II

ITEM 5.   Market For Registrant's Common Equity And Related Stockholder Matters

Our Common Stock trades on the Nasdaq Stock Market under the symbol "MUEI". The following table shows for the periods indicated the high and low sales prices for our common stock, as reported by the Nasdaq Stock Market:

                                               High           Low
                                               ----           ---
             2000:      4th quarter         $14.438       $ 9.188
                        3rd quarter          20.688         8.188
                        2nd quarter          13.313         9.813
                        1st quarter          13.750         9.563

             1999:      4th quarter         $12.031       $ 9.000
                        3rd quarter          13.125         9.375
                        2nd quarter          22.625        11.250
                        1st quarter          24.750        13.375


Holders Of Record

On August 31, 2000, the closing price of our common stock as reported on the Nasdaq Stock Market was $13.81. As of August 31, 2000, we had approximately 2,400 shareholders of record.


Dividends

We have not declared or paid any cash dividend and do not foresee paying any cash dividends in the foreseeable future. Payment of dividends is currently limited by terms specified in our Credit Agreement, dated June 10, 1998.


ITEM 6.   Selected Financial Data (In thousands)

The selected historical consolidated financial data as of August 31, 2000, September 2, 1999, September 3, 1998, August 28, 1997 and August 29, 1996 has been derived from our audited Consolidated Financial Statements.


The information contained below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Results of operations for the periods presented are not necessarily indicative of results of operations for future periods.

                                  2000        1999        1998         1997        1996
-----------------------------------------------------------------------------------------
Net sales                  $1,556,216  $1,437,829  $1,733,432   $1,955,783  $1,764,920
Operating income (loss)        43,843      43,221     (83,894)     136,458      75,998
Net income                     41,543      36,524      47,953       87,262      44,582
Earnings per share:
  Basic                          0.43        0.38        0.50         0.93        0.49
  Diluted                        0.43        0.38        0.50         0.92        0.48
Current assets                613,472     544,066     538,462      563,148     399,116
Working capital               242,013     296,741     288,149      203,884     121,766
Total assets                  923,542     733,531     692,443      758,346     529,933
Total debt                      5,430      12,001      28,528       38,641      21,297
Shareholders' equity          506,580     458,498     416,894      365,571     228,460

ITEM 7. Management's Discussion And Analysis Of Financial Condition and Results Of Operations

Statements contained in this Form 10-K that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors" and in other Company filings with the Securities and Exchange Commission. All yearly references are to the Company's fiscal years ended August 31, 2000, September 2, 1999, and September 3, 1998, unless otherwise indicated. The fiscal years ended August 31, 2000 and September 2, 1999 contained fifty-two weeks, compared to fifty-three weeks for the fiscal year ended September 3, 1998. All tabular dollar amounts are stated in thousands. Certain reclassifications have been made in the following discussion and analysis to present results of operations on a consistent basis.

Results Of Operations

Net income for 2000 was $42 million, or $0.43 per diluted share, on net sales of $1.556 billion, compared with net income of $37 million, or $0.38 per diluted share, on net sales of $1.438 billion in 1999 and net income of $48 million, or $0.50 per share, on net sales of $1.733 billion in 1998. In 2000, we recognized special charges of $10 million ($7 million net of taxes) for e-commerce infrastructure development and abandonment of capital projects. Excluding these charges, net income for 2000 was $48 million, or $0.50 per diluted share. Our consolidated gross margin percent increased to 21.6% in 2000 from 18.8% in 1999 and 12.8% in 1998.

The following table sets forth, for the periods indicated, certain data derived from our consolidated income statements:

                                                                   2000                      1999                      1998
                                                         ------------------------  -----------------------  ------------------------
                                                           Amount    % of Sales       Amount   % of Sales       Amount   % of Sales
                                                         ----------  ------------  ----------  -----------  ----------   -----------
Net sales                                                $1,556,216       100.0%  $1,437,829         100%  $1,733,432        100.0%
Gross margin                                                336,911        21.6%     270,245        18.8%     222,154         12.8%
Selling, general and                                        281,268        18.1%     218,970        15.2%     284,292         16.4%
  administrative expenses
Research and development                                      2,443         0.2%       4,521         0.3%      10,138          0.6%
Other expense (income), net                                   8,765         0.6%       3,533         0.2%      11,618          0.7%
Operating income (loss)                                      43,843         2.8%      43,221         3.0%     (83,894)        (4.8%)
Income tax provision                                         17,804         1.1%      22,594         1.6%      38,151          2.2%
Net income                                               $   41,543         2.7%  $   36,524         2.5%  $   47,953          2.8%

The following table summarizes our net sales for the periods indicated by business segment:

Net Sales                                                         2000                     1999                     1998
                                                         ----------------------   ----------------------   -------------------------
                                                           Amount    % of Sales       Amount  % of Sales       Amount   % of Sales
                                                         ----------  ----------   ----------  ----------   ----------   ------------
PC Systems                                               $1,030,914        66.3%  $1,239,795        86.2%  $1,496,563         86.3%
HostPro                                                      32,862         2.1%           -           -            -            -
SpecTek                                                     492,440        31.6%     198,034        13.8%      95,146          5.5%
MCMS                                                              -           -            -           -      141,723          8.2%
                                                         ----------   ---------   ----------  ----------   ----------   ----------
Total net sales                                          $1,556,216       100.0%  $1,437,829       100.0%  $1,733,432        100.0%
                                                         ==========   =========   ==========  ==========   ==========   ==========

PC Systems -- Net sales of systems were down 17% in 2000 compared to 1999 primarily due to a 13% decline in average selling prices and lower overall desktop and notebook unit shipments. We initiated our VND program in the third quarter of 2000, which gained momentum in the fourth quarter with sales increasing 83% over the third quarter. Desktop average selling prices were down 16% in 2000 compared to 1999, and notebooks and servers were down 9% and 10% respectively. We continued to experience pressure on sales prices as a result of industry price competitiveness compounded by lower average selling prices in the retail-direct channel through our VND program. System unit shipments for the fourth quarter of 2000 increased 36% sequentially and 29% compared to the fourth quarter of 1999. These increases were primarily due to the success of our VND program in conjunction with sequential increases in sales to government agencies and year-on-year increases in small business sales.

Net sales of computer systems were 17% lower in 1999 compared to 1998, primarily due to a 12% decrease in average selling prices combined with a 2% decrease in unit sales. The decline in average selling prices for our desktop, notebook and server system sales were 11%, 16% and 15% respectively. Lower prices were largely the result of industry price competitiveness and our strategic pricing designed to gain entry into key markets. The decline in unit sales was primarily attributed to a 3% drop in our desktop computer systems, which was partially offset by an increase in our higher margin server systems.

Unit shipments were down 9% in 2000 compared to 1999. Desktop shipments as a percentage of total shipments remained relatively stable at 86% of total unit sales in 2000 compared to 84% in 1999 and 86% in 1998. Notebook shipments represented 12% of overall net unit sales in 2000 compared to 14% in 1999 and 13% in 1998. Server shipments remained flat in 2000 compared to 1999 at 2% of total shipments.

HostPro -- This was the first year of operations of HostPro, our Internet and Web hosting business. Net revenue increased 12% sequentially to $11.4 million for the fourth quarter of 2000. HostPro accelerated its drive into higher-end hosting with the number of dedicated and colocated servers increasing 63% sequentially to more than 930 at year-end. Sequential organic growth of hosting accounts was 11% in the fourth quarter, while hosting revenue grew by 17%. HostPro maintained over 114,000 paid hosted Web sites, 57,000 paid hosting accounts and 39,000 Internet access accounts at year-end. Monthly average churn for hosting accounts was approximately 2% throughout the year.

SpecTek - Net sales of memory products were 149% higher in 2000 compared to 1999, primarily due to a 219% increase in megabits sold, partially offset by a 22% decline in average selling prices. Megabits shipped in 2000 increased as a result of the transition to the 128 megabit component from the 64 megabit component. This transition reduced component test time and increased throughput from substantially all memory products.

Although prices declined 27% in 1999 compared to 1998, SpecTek sold approximately 176% more megabits in 1999 than in 1998 resulting in a 108% increase in net sales. The increase in megabits of memory products shipped in 1999 compared to 1998 was primarily due to reduced component test time and product transition to the 64 megabit component from the 16 megabit component. The results of SpecTek's operations are influenced by a number of factors including pricing for, and availability of, nonstandard memory components. See "Certain Factors -- SpecTek Operations."

MCMS --We sold 90% of our interest in MCMS, Inc., ("MCMS") formerly Micron Custom Manufacturing, Inc., our custom-manufacturing segment on February 26, 1998. Accordingly, results of operations of MCMS subsequent to February 26, 1998 are excluded from our results of operations.

Gross Margin                  2000                    1999                    1998
                      --------------------   --------------------   --------------------
                       Amount   % of Sales     Amount  % of Sales     Amount  % of Sales
                      --------  ----------   --------  ----------   --------  ----------
PC Systems            $132,043        12.8%  $190,282        15.3%  $183,155        12.2%
HostPro                  8,527        25.9%         -           -          -           -
SpecTek                196,341        39.9%    79,963        40.4%    21,401        22.5%
MCMS                         -           -          -           -     17,598        12.4%
                      --------               --------               --------
Total gross margin    $336,911        21.6%  $270,245        18.8%  $222,154        12.8%
                      ========               ========               ========

PC Systems -- Gross margin was down $58 million in 2000 or 2.5% as a percentage of net sales compared to 1999. The decline is largely due to lower sales and a shift in our sales mix from higher end consumer and commercial units to lower margin retail VND systems. Gross margin on sales of systems was $7 million or 4% higher in 1999 compared to 1998, principally due to lower component cost from improved asset management and a change in the sales mix towards higher margin systems, while being partially offset by a decline in average selling prices. Lower component cost in 1999 resulted from improved asset management compared to 1998, as evidenced by analyzed inventory turns of 81 times. While overall average selling prices for the systems declined 12% in 1999 compared to 1998, unit sales of higher margin servers increased 30% compared with 1998.

We continue to experience significant pressure on our gross margins as a result of intense competition in the personal computer industry. In addition, our gross margin percentage will continue to depend in large part on our ability to effectively manage inventories of system components. Our asset management ratios declined slightly at the end of 2000. Days sales of inventory increased from 4 days at the end of 1999 to 6 days at the end of 2000. Annualized PC inventory turns at the end of 2000 was 56 times down from 81 times at the end of 1999.

HostPro -- The gross margin percentage of the HostPro segment remained flat at nearly 23% in the fourth quarter of 2000 compared to the third quarter. HostPro's gross margin percentage was lower in the last half of 2000 compared to the first half of the year primarily due to additional costs incurred to expand its information technology infrastructure and related support costs. During the third quarter of 2000, HostPro completed its expansion of 40,000 square feet of data center operations. HostPro's cost of sales primarily represents telecommunications expenses, maintenance and depreciation of data center and related telecommunication and Web hosting equipment, salary and benefits for data center and support personnel and the cost of hardware sold.

SpecTek -- Despite increases in the cost of components under the CRA with MTI and decreases in average selling prices, SpecTek's gross margin percentages have remained relatively stable due to economies of scale and efficiencies achieved in the manufacturing process. SpecTek's gross margin percentage decreased 1% in 2000 compared to 1999. Gross margin dollars generated on the sale of SpecTek memory products increased $116 million or 146% in 2000 compared to 1999.

The gross margin on SpecTek sales was $59 million or 274% higher in 1999 compared to 1998 principally due to a 176% increase in megabits shipped and a 27% decline in average cost per components purchased from sources other than MTI. Historically, SpecTek has experienced significant volatility in selling prices and expects average selling prices for its memory products to continue to exhibit significant volatility. As a result, SpecTek's gross margin could decline and adversely affect our financial condition, results of operations and cash flows. The CRA provides that the cost of components obtained from MTI will be negotiated on a quarterly basis. The cost of obtaining such components in 2000 was 75.0% of pre-tax income during the fourth quarter, 62.5% during the third and second quarters and 50.0% in the first quarter. The cost of obtaining components under the CRA will be 90.0% of pretax income during the first quarter of 2001. We can not provide you assurance regarding the cost of components during any subsequent quarter. Additionally, we have no expectation that MTI will agree to extend or renegotiate the CRA at the end of its current term, which expires on August 30, 2001. See "Certain Factors -- SpecTek Operations -- We Depend on the Component Recovery Agreement with MTI" and "Certain Factors -- SpecTek Operations -- Pricing of Memory Products May Fluctuate."

Selling, General and Administrative -- Consolidated selling, general and administrative ("SG&A") expenses increased $62 million or 28% in 2000 compared to 1999. The primary reason for the increase was the addition of the HostPro operations, which incurred $46 million of SG&A expenses in 2000. This was the first full year of operations of the HostPro business. The PC Systems segment SG&A expenses increased by approximately $15 million primarily due to higher advertising, marketing expenses and special charges of $6 million for e-commerce infrastructure development.

SG&A expenses for 1999 declined $65 million or 23% compared to 1998 primarily due to lower advertising expense and technical fees. In addition, during February 1998, the Company reduced its work force by approximately 10%. The Company further reduced its SG&A cost structure by the sale of its MCMS operation in the second quarter of 1998, and the closure of its Japanese operations in the second quarter of 1999. Internal software expense also decreased as a result of the Company adopting the provisions of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in the first quarter of 1999. SG&A expenses was also lower in 1999 compared to 1998 because of lower bad debt expense.

Research and Development -- Consolidated research and development ("R&D") expenses declined 46% in 2000 compared to 1999. We discontinued our advanced engineering group during the second quarter of 1999, which focused on core logic chip sets, motherboards, and personal computer BIOS development, as well as product development of desktops, notebooks and servers. Consequently, we experienced lower R&D expenses in the second half of 1999 and in the full year of 2000. The expenses incurred in 2000 consist primarily of labor expenses related to the development of patents and patent related expenses incurred by SpecTek. Other R&D expenses relate to desktop, notebook and server development and engineering on the next generation platforms in our PC Systems business.

Research and development expenses declined 55% in 1999 compared to 1998. The decrease is due to the discontinuance of the advanced engineering group during the year partially offset by a charge of $1million for the write-off of purchased in-process research and development related to the acquisition of HostPro.

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

Technological feasibility of these in-process projects had not been achieved as of the acquisition date, and significant technological risk remained. The in-process research and development write-off related to the HostPro acquisition was $1 million, and was based on estimated future revenues of $30 million over the next six years.

All in-process projects at the acquisition date were completed during 2000. The in-process projects at the acquisition date consisted of the following:

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

For the identified in-process projects, estimated cost to complete subsequent to the acquisition date is not significant. Based on a combination of man-months, costs incurred and management's estimate of project completion, the projects were determined to be 60% complete. HostPro's planned research and development projects for which no significant efforts have been made were not included in the valuation.

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

Other Expense -- Consolidated other expense in 2000 consists of a $4 million special charge for the abandonment of manufacturing equipment and an order entry system. These expenses were recognized during the third quarter after our high capacity manufacturing facility was placed into service and a new order entry system was implemented. The remaining expenses consist primarily of goodwill amortization associated with acquisitions in our HostPro business.

Other expense for 1999 included $4 million associated with the closure and consolidation of our Japanese operation into our Nampa operations. The charge includes those costs associated with employee payroll and severance of $1 million for approximately 45 employees, fixed asset write-downs of $1 million, and $2 million for lease obligations, pre-committed advertising and other closure related costs. All remaining liabilities were settled by September 2, 1999. With the cessation of our Japanese operations, we benefited from an approximately $3 million reduction of SG&A expenses in 1999 compared to 1998.

Other expense in 1998 included $11 million ($13 million in the second quarter of 1998 less a $2 million revision of estimates in the fourth quarter of 1998) for costs associated with our actions to realign our PC operations to concentrate on its core markets and customers. Such actions include the consolidation of our domestic and international PC operations and the reduction of 10% of our workforce, or approximately 450 employees. The realignment costs consisted of $7 million associated with employee termination benefits, $2 million for the write-down of equipment and leasehold improvements, $1 million in estimated costs for claims related to the realignment, $1 million in aggregate costs associated with vacating a leased facility in Milpitas, California, two international sales offices and an outlet store in Minneapolis, Minnesota and $1 million for the write-off of current technologies associated with our

NetFRAME enterprise servers. As a result of the realignment, we benefited from an approximately $5million reduction of SG&A expenses in 1999 compared to 1998.

Other expense in 1998 also included $5 million for the write-off of capitalized costs associated with abandoned internal use enterprise software development projects. The software included an order entry system, an order configuration tool, and part of a material requirements planning package. The software was abandoned after we concluded such software lacked the functionality we desired. We also recognized a benefit resulting from a net rebate of $4 million associated with a change of providers of on-site service contracts for our domestic desktop installed base.

Income Taxes -- The provision for income taxes in 2000 is based on an effective tax rate of 30%, which reflects the federal statutory rate, the net effect of state taxes and the effect of tax-exempt foreign trade income and non-deductible goodwill amortization. The effective rate in 1999 of 38% reflects the federal statutory rate, the net effect of state taxes, and the effect of a $1 million charge for the write-off of purchased in-process research and development, which resulted from the acquisition of HostPro. The decrease in the effective tax rate of 8% in 2000 compared to 1999 is mainly due to an increase in the tax-exempt foreign trade income. The effective tax rate in 1998 of 44% reflects the federal statutory rate, the net effect of state taxes, and establishment of a $4 million valuation allowance for a deferred tax asset relating to the consolidation of our NetFRAME enterprise server operations.

Acquisitions

We acquired and strategically invested in a number of companies to expand our Internet access and Web hosting capabilities through our HostPro business. We expect to continue to expand our Internet access and Web hosting capabilities through internal growth, acquisitions and strategic investments. See "Certain Factors -- HostPro -- Our Future Acquisitions May Have Adverse Effects." In 2000, we acquired two Web and application hosting companies and invested in one start-up company. In the last month of 1999, we acquired one Web hosting company and one Internet access company. On December 14, 1999 we acquired LightRealm, Inc. ("LightRealm"), a Kirkland, Washington-based Web and applications hosting and Internet access company serving small- and medium-size businesses. We paid approximately $48 million in cash, including expenses in exchange for 100% of LightRealm's outstanding stock. On March 16, 2000, we acquired Worldwide International Publishing Corporation ("WIPC"), a Boca-Raton, Florida-based Web hosting company that also served small- and medium-size businesses. We paid approximately $13 million in cash, including expenses in exchange for 100% of the outstanding stock of WIPC. We accounted for both transactions as purchases and allocated the purchase price to the net assets acquired, including intangible assets, based on the their fair values as determined by an independent appraiser. Our results of operations for 2000 include the results of operations of LightRealm and WIPC, subsequent to their respective acquisition dates.

On April 7, 2000, we invested $7 million in Bird on a Wire Networks, Inc., ("BOAW"), a Toronto-based dedicated Web hosting start-up company in exchange for a non-interest bearing convertible debenture (the "Debenture"). The Debenture is convertible after April 7, 2003 or upon the occurrence of certain liquidity events, into common shares that will provide us with up to 30% of the issued and outstanding common shares of BOAW at the conversion date. We accounted for this investment using the equity method of accounting.

On August 2, 1999, we acquired NetLimited, Inc. (d.b.a. "HostPro"), a Los Angeles-based Web and applications hosting provider serving small- and medium-size businesses. Shortly after the purchase, we adopted the HostPro name for our entire Web hosting and Internet access business. We paid approximately $22 million in cash, including expenses in exchange for 100% of the outstanding stock of HostPro. The purchase agreement contained a clause permitting an upward or downward adjustment to purchase price of up to 10% depending on the number of subscriber accounts existing on February 24, 2000. The number of subscriber accounts met the requirements specified in the agreement, and accordingly we paid an additional $2 million in March 2000 to the original seller, which was capitalized as part of the purchase price.

On September 2, 1999 we acquired the property and equipment of Micron Internet Services ("MIS"), formerly a division of MTI. MIS is a provider of dedicated, nationwide dial-up and broadband Internet access, virtual private network solutions, and e-commerce services. We paid approximately $2 million in cash, an amount equal to the net book value of the assets of MIS. We accounted for this transaction at historical cost and our operations in 1999 were not affected by this transaction.

On March 24, 2000, we acquired certain assets and assumed certain liabilities, which consisted primarily of warranty obligations, of Inacom Government Systems ("Inacom"), for approximately $5 million in cash. Included in the assets were accounts receivable and a number of contracts with various federal agencies, including the Department of Veterans Affairs Procurement of Hardware and Software ("PCHS") contract. The PCHS contract is currently in its third year of a five-year term and is open to orders from all government agencies.

On February 26, 1998, we sold 90% of our interest in MCMS in exchange for $249 million in cash. Our results of operations for 1998 include a pre-tax gain of $156 million ($95 million or $0.98 per diluted share, after taxes). Our financial statements include the results of MCMS's operations through the date of sale. Net sales of MCMS were approximately $142 million in 1998.

Liquidity And Capital Resources

As of August 31, 2000, we had cash, cash equivalents, and liquid investments of $326 million, representing a decrease of $12 million compared to September 2, 1999. Principal sources of liquidity in 2000 were cash flows from operations of $156 million, which were mostly derived from SpecTek , and proceeds from maturing investments of $261 million. See "Certain Factors -- SpecTek
Operations --We Depend on the Component Recovery Agreement with MTI." Principal uses of cash in 2000 were purchases of held to maturity investments of $246 million, property, plant and equipment expenditures of $135 million and acquisitions and strategic investments, which amounted to $70 million. Pursuant to the CRA with MTI effective September 2, 1999, and subject to certain conditions, MTI will purchase and lease back to SpecTek equipment as is reasonably appropriate for SpecTek to perform its component recovery operations. Purchases by SpecTek accounted for $47 million of our consolidated purchases of property, plant and equipment in 2000. We anticipate a substantial portion of the property, plant, and equipment expenditures by SpecTek will be reimbursed by MTI under the CRA. As of August 31, 2000 approximately $35 million of this amount had been reimbursed by MTI at net book value.

We have an unsecured credit agreement, expiring June 10, 2001, with a group of financial institutions providing for borrowings totaling $100 million. As of August 31, 2000, we were eligible to borrow the full amount under the agreement, but had no borrowings outstanding. Under the agreement, we are subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends we can declare or pay.

At August 31, 2000, we had commitments of $19 million for purchases of equipment and $19 million for infrastructure software projects. We anticipate making capital expenditures in 2001 in excess of $90 million.

We expect our future working capital requirements to increase and we believe that currently available cash and cash equivalents, liquid investments, cash flows from operations and current credit facilities will be sufficient to fund our operations through 2001.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked-to-market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. Implementation of SFAS No. 133 is required by our first quarter of 2001. We are currently evaluating the effect SFAS 133 may have on our future results of operations, financial position and cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting (SAB) No. 101 "Revenue Recognition in Financial Statements". The SAB summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption is currently required in 2001, and early adoption is permitted. We are currently evaluating the effect this SAB may have on our revenue recognition practices and results of operations.

In April 2000, Financial Accounting Standards Board issues Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25. FIN 44 clarifies and modifies APB Opinion No. 25, Accounting for Stock Issued to Employees. The provisions of FIN 44 became effective in 2000 and did not have a material affect on our results of operations, financial condition or cash flows.

Certain Factors

You should carefully consider the following factors and all other information contained in this Form 10-K before you make any investment decisions with respect to our securities. The risks and uncertainties we describe below are not the only risks we face.

If any of the adverse events described in the following factors actually occur or we do not accomplish necessary events or objectives described in the factors, our business, financial condition and operating results could be materially and adversely affected, the trading price of our common stock could decline and you could lose all or part of your investment.

General

Our operating results and stock price may fluctuate. Our past operating results have been, and our future operating results may be, subject to seasonality and other fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors. These factors include, but are not limited to:

 .    industry competition;
 .    our ability to accurately forecast demand and selling prices for our products;
 .    fluctuating market pricing for personal computers, Internet access and Web hosting services and semiconductor memory products;
 .    seasonal cycles common in the personal computer industry and seasonal government purchasing cycles;
 .    inventory obsolescence;
 .    our ability to effectively manage inventory levels;
 .    changes in product mix;
 .    manufacturing and production constraints;
 .    fluctuating component costs;
 .    the effects of product reviews and industry awards;
 .    availability and pricing of the memory components used by SpecTek;
 .    critical component availability;
 .    the timing of our new product introductions and those of our competitors
     and
 .    global market and economic conditions

As a result, our operating results for any particular period are not necessarily indicative of the results that may occur in any future period. The trading price of our common stock is subject to significant fluctuations due to general market conditions, our financial performance and that of our competitors, announcements of technological innovations, new commercial products or new strategies by our competitors, component availability and pricing, and other factors.

Our management faces increased demands. We have experienced increased complexity in our operations, in operating and financial information systems and in our scope of operations. This increased complexity of our operations results from a number of factors, including the expansion of our Internet access and Web hosting services and the introduction of the VND program. This increased complexity has resulted in new and increased responsibilities for our management. It has placed, and continues to place, significant demands upon our management, operating and financial information systems and other resources and systems. In addition, during the past year, we underwent numerous changes in our management structure and personnel. We continue to consider various expansion alternatives, including expansion of facilities, acquisition or establishment of facilities in new geographic regions and certain strategic relationships. We can not assure you that our management resources, operating and financial information systems, other resources and systems will be adequate to support our existing or future operations. If this should occur, there could be a material adverse effect on our business, financial position, results of operations and cash flows.

We may be subject to intellectual property claims. It is common in our industry for patent, trademark and other intellectual property rights claims to be asserted against companies, including component suppliers and PC manufacturers. Periodically, we are made aware that technology used by us may infringe on intellectual property rights held by others. We evaluate all such claims and, if necessary and appropriate, seek to obtain licenses for the continued use of such technology. We have accrued a liability and charged operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report. We would be at a competitive disadvantage if we were unable to obtain such licenses upon terms at least as favorable as those experienced by our competitors. We have entered into several intellectual property license agreements, and as a majority-owned subsidiary of MTI, are licensed under certain license agreements between MTI and third parties. Our rights under license agreements between MTI and third parties may terminate in the event that we are no longer a majority-owned subsidiary of MTI. Intellectual property license agreements generally require one-time or periodic royalty payments and are subject to expiration at various times. If we or our suppliers are unable to obtain licenses necessary to use intellectual property in our products or processes, we may be forced to market products without certain technological features or software, discontinue sales of certain of our products and/or defend legal actions taken against us relating to allegedly protected technology. There could be a material adverse effect on our business, financial position, and results of operations and cash flows if we can not obtain licenses to use certain technology or we are determined in a lawsuit to have infringed on the intellectual property rights of third parties.

MTI is our controlling shareholder. As of August 31, 2000, MTI owned approximately 61% of our outstanding common stock. In addition, two of our five directors are also directors of MTI, including Steven R. Appleton, Chairman and Chief Executive Officer of MTI. So long as MTI continues to own a majority of our outstanding common stock, MTI will have the ability to control matters requiring shareholder approval, including the election of directors, and potentially could control our management and corporate policies. Termination or modification of certain of our arrangements with MTI resulting in terms less favorable to us could adversely affect our business, financial position, results of operations and cash flows. In the event that MTI's ownership of us were to decrease below certain levels, certain arrangements may be terminated by MTI, which could have a material adverse effect on our business, financial position, results of operations and cash flows. See "We May be Subject to Intellectual Property Claims" and "We Depend on the Component Recovery Agreement with MTI."

The level of MTI's ownership of our common stock may limit our ability to complete future equity financing. In addition, the sale on the open market of substantial amounts of shares of our common stock currently held by MTI could adversely affect the prevailing market price of our common stock. MTI's ability to sell shares of our common stock, unless registered under the Securities Act of 1933, as amended (the "Securities Act"), is subject to volume and other restrictions pursuant to Rule 145 promulgated under the Securities Act.

We depend heavily on our key personnel. Our future success will depend, in part, on our ability to attract and retain key management, technical and sales and marketing personnel. We attempt to enhance our management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. We experience strong competition for such personnel in the personal computer, Internet access and Web hosting, and semiconductor industries. Our inability to retain employees and attract and retain sufficient additional employees, and information technology, engineering and technical support resources, could have a material adverse effect on our business, financial position, results of operations and cash flows. We can not assure you that we will not lose key personnel or that the loss of any key personnel will not have a material adverse effect on our business, financial position, results of operations and cash flows.

We may face liabilities relating to year 2000 issues. We did not experience any disruption to our business operations resulting from the transition to the year 2000 ("Y2K"). During the fiscal year ended August 31, 2000, we did not encounter significant issues related to our transactions with customers and suppliers. As of the end of the fiscal year ended August 31, 2000 we had incurred $2.3 million of Y2K related expenses, all of which were incurred in the first quarter. We do not anticipate incurring additional material costs related to Y2K readiness programs.

On October 26, 1998, we were sued in state court in Canyon County, Idaho, by Hannah Films, Inc., on behalf of itself and on behalf of an unidentified and uncertified class of plaintiffs alleging fraud, breach of implied warranty of merchantability, violation of the Magnuson-Moss Consumer Protection Act, and violation of the Idaho Consumer Protection Act arising out of the Year 2000 status of a personal computer sold by us to Hannah Films, Inc., in October 1995. In May 1999, the case was dismissed with prejudice. The plaintiff filed a notice of appeal. However, the parties subsequently agreed to dismiss the appeal with each side to bear its own costs and fees.

We are subject to a variety of government regulations. We are subject to a variety of federal, state, local and foreign laws and regulations, including, but not limited to, Federal Communications Commission regulations, governmental procurement regulations, import and export regulations, Federal Trade Commission regulations, securities regulations, environmental regulations, antitrust regulations, and labor regulations. Any failure by us to comply with such regulations in the past, present or future could subject us to liabilities and/or the suspension of our operations. If this occurs, there could be a material adverse effect on our business, financial position, results of operations and cash flows.

We may have additional liabilities for sales and use taxes. During the third quarter of 1997, we began to collect and remit applicable sales or use taxes in nearly all states. We are party to agreements with nearly all states, which generally limit our liability, if any, for non-remittance of sales and use taxes prior to such agreements' effective dates. We have previously accrued a liability for the estimated settlement cost of issues related to sales and use taxes not covered by such agreements. Our management believes the resolution of any matters relating to the non-remittance of sales or use taxes will not materially affect our business, financial position, results of operations and cash flows.

PC Systems

We face intense competition. The personal computer industry is highly competitive and has been characterized by intense pricing pressure, generally low gross margin percentages, rapid technological advances in hardware and software, frequent introduction of new products, and rapidly declining component costs. Competition in the PC industry is based primarily upon brand name recognition, performance, price, reliability and service and support. As a result of PC industry standards, we and our competitors use many of the same components, typically from the same set of suppliers, which limits our ability to technologically and functionally differentiate our products. Many of our PC competitors have greater brand name recognition and market share, offer broader product lines, and have substantially greater financial, technical, marketing and other resources than we do. We face significant challenges of scale compared to our larger competitors. Our competitors may benefit from component volume purchasing, economies of scale, and product and process technology license arrangements that are more favorable in terms of pricing and availability than our arrangements. In addition, we may be at a relative cost disadvantage to certain of our competitors as a result of our U.S. dollar denominated purchases of PC components during periods of relative weakening of the U.S. dollar. Our failure to compete effectively in the marketplace could have a material adverse effect on our business, financial position, results of operations and cash flows.

We compete with a number of personal computer manufacturers, which sell their products primarily through direct channels, including Dell Computer Corporation and Gateway, Inc. We also compete with personal computer manufacturers such as Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, NEC Corporation and Toshiba Corporation among others. Several of these manufacturers, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, and retail stores, now sell their products through the direct channel. These manufacturers also compete with our retail sales under the VND program. In addition, we expect to face increased competition from foreign PC suppliers and from foreign and domestic suppliers of personal computer products that decide to implement, or devote additional resources to, a direct sales or retail-direct sales strategy. In order to gain an increased share of the United States personal computer direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market or may have pricing strategies influenced by relative fluctuations in the U.S. dollar compared to other currencies.

We believe that the rate of growth in worldwide sales of personal computers, particularly in the United States, where we sell a substantial majority of our systems, has declined and may remain below the growth rates experienced in recent years. Industry forecast project generally decreasing growth rates in personal computer sales. Any general decline in demand or decline in the rate of increase in demand for systems could increase price competition and could have a material adverse effect on our business, financial position, results of operations and cash flows.

We may not effectively manage our inventory. Our ability to compete successfully in the personal computer market in the future will depend in large part on our ability to accurately forecast demand for our products and effectively manage our inventories to support this demand. Our PC Systems operations focus on the direct sale of assemble-to-order systems that feature components incorporating the latest technological developments in the personal computer industry. We have experienced in the past, and could experience in the future, excess inventories and inventory obsolescence. This could result from, among other things, our inaccuracy in forecasting demand for our products, the typically longer lead times associated with notebook product supply, the fast pace of technological developments in the personal computer industry and the short product life cycles of personal computer systems and components. In addition, because high volumes of quality components are required for the manufacture of our systems, we have experienced in the past, and expect to experience in the future, shortages and other supply constraints of key components. Such shortages or supply constraints have in the past adversely affected, and could in the future adversely affect, our ability to ship products on schedule or at expected gross margins. We invest in data systems tools to further enhance sales forecasting and supply/demand planning processes. We have made a large investment in our new manufacturing facilities to further reduce the risks of having excess inventory or inability to produce customer orders. To continue to improve, we must accurately utilize these new processes, facilities and tools to forecast demand for our personal computer products and obtain adequate, but not excessive, supplies of components to meet actual demand. Our failure to manage our inventories effectively could result in excess inventories, inventory obsolescence, component shortages and untimely shipment of products. Any of these matters could have a material adverse effect on our business, financial position, results of operations and cash flows.

We depend on key sources of supply. We focus on providing systems that feature components and software incorporating the latest technological developments. These components are periodically in short supply and are available from sole or a limited number of suppliers. As a result, we have experienced in the past, and expect to experience in the future, shortages in the components used in our systems. Intel has been our predominant provider of microprocessors used in our systems. From time to time, we have been unable to obtain sufficient quantities of certain Intel microprocessors. In addition, a significant portion of the RAM components used in our systems is supplied by MTI, and we generally rely on MTI to supply the latest memory densities and configurations available. We rely, to a certain extent, upon our suppliers' abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the personal computer industry. Our reliance on a limited number of suppliers and on a strategy of incorporating the latest technological developments into our systems involves several risks, including the possibility of shortages and/or increases in costs of components and software, and risk of reduced control over delivery schedules, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our notebook products are currently assembled in part by third-party manufacturers. These outsourcing arrangements and any future outsourcing arrangements that we may enter into may reduce the direct control we have over certain components and the assembly of such products. We can not assure you that the outsourcing arrangements will not result in quality problems or affect our ability to ship such products on a timely basis or our flexibility to respond to changing market conditions.

Our exposure to seasonality could increase. In the event our VND sales expand relative to our other system sales, we could experience an increase in the seasonality of our business and financial results could become dependent on our retail business fluctuations.

HostPro

Our HostPro segment faces intense competition. The market for Internet access and Web hosting is extremely competitive. Primary competitive factors in this industry include having a recognized and trusted brand name; maintaining a secure reliable national network with sufficient capacity to support continued growth; maintaining Internet system engineering and technical expertise; introducing new products and services in a timely manner; maintaining sufficient financial resources; providing excellent customer care through prompt and capable technical support and offering competitive prices. As the growth of Internet usage increases, competition is expected to intensify. Some of our current and prospective competitors include national, regional and local Internet service providers; cable television companies; direct broadcast satellite and wireless communications providers; on-line service providers; Web hosting providers; global, national, and regional long distance companies and local exchange telecommunications companies.

Many of our competitors have greater market presence, brand recognition, network capacity, customer bases and financial resources than we do. A large number of companies including Interland, Inc., Verio, and Concentric Network Corporation, a NEXTLINK Company, offer e-services similar to those provided by us. Large diversified companies such as Intel Corporation, Dell Computer Corporation, International Business Machines Corporation, and AT&T Corporation have entered or indicated their intent to enter into the e-services market, which will intensify the competition. We compete with major long distance companies who offer Internet access services, and the recent federal regulation of the telecommunications industry has created more opportunities for local carriers thereby further increasing competition. In addition, major cable companies and other alternative service providers such as those companies utilizing wireless terrestrial and satellite based service technologies have announced plans to offer Internet access and related services. In addition to possessing large existing customer bases, many of these companies have greater network coverage, market presence and financial resources than we do. These companies also possess the ability to bundle Internet access with basic local and long distance telecommunications services. This bundling may have an adverse effect on our ability to compete effectively and may result in pricing pressures that would adversely affect our financial condition, results of operations and cash flows.

Our expansion, acquisitions and investment strategy involves certain risks. In 1999, we acquired 100% of the outstanding common stock of NetLimited, Inc. (d.b.a. "HostPro") for approximately $22 million in cash and the property and equipment of MIS, a division of MTI, for its book value of approximately $2 million in cash. In 2000, we acquired 100% of the outstanding common stock of LightRealm for approximately $48 million in cash, 100% of the outstanding common stock of WIPC for approximately $13 million in cash and also invested $7 million in BOAW in exchange for a non-interest bearing convertible debenture. We can not assure you that the integration, reconfiguration or other modification, if any, of HostPro, MIS, LightRealm or WIPC will not have a material adverse effect on the operations of such entities or on our business, financial condition, results of operations and cash flows. In addition, there can be no assurance we will realize the anticipated benefits associated with these acquisitions, including, but not limited to, retention of key personnel, intellectual property rights, increased market presence of a broader e-services offering and economies of consolidating certain administrative support functions.

Our future acquisitions may have adverse effects. We expect to continue our expansion and acquisition strategy. Material goodwill and other intangible assets could be required to be recorded in the likely event the purchase price of the acquired businesses exceeds the fair value of the net assets acquired. This could result in significant amortization charges in future periods. The acquired businesses may not achieve the revenues and earnings anticipated by us. As a result there could be a material adverse effect on our future financial condition and results of operations. We can not assure you of the timing or size of future acquisitions, or the effect that any future acquisitions may have on our operating results. Further we cannot assure you that suitable acquisition targets will be available under terms acceptable to us.

We may not be able to successfully integrate our acquisitions. In the integration of acquired operations, we face certain key risks. The difficulties experienced may have an adverse impact on us. The key integration difficulties may include the loss of key employees and the failure to integrate successfully acquired operations, equipment, facilities, services and networks. These difficulties could adversely affect our financial condition, results of operations and cash flows. We can not assure you that we will realize any benefits from the acquired operations.

We depend on our suppliers and sources of supply. We rely on other companies to supply certain key components of our network infrastructure, the quantity and quality of which is only available from limited sources. We also rely on providers of data communication facilities and network capacity in addition to local carriers all of whom are oftentimes our competitors. We can not assure you that we will be able to obtain the necessary services on a cost-effective basis and within the time frame we require on an ongoing basis, which may have an adverse affect on our business, financial condition, results of operations and cash flows.

We depend on our ability to expand HostPro's infrastructure capacity. The success of HostPro is dependent upon our ability to expand its infrastructure capacity, equipment and support services at a competitive cost. We may require substantial financial, operational and managerial resources to expand our network infrastructure to accommodate new customer growth. We may also need to enter into additional agreements with providers of infrastructure capacity and equipment and support services. We can not assure you that we will be able to obtain agreements with acceptable terms or that we will be able to make the necessary network infrastructure modifications to meet our customer's growing demands and changes evolving within the industry.

We are subject to changes in technology and industry standards. The Internet access and Web hosting industry is subject to rapid changes in technology, changes in customer needs, and the evolution of industry standards. The ability to effectively advance technical expertise, develop new products compatible with emerging technology, and adapt to customers changing needs all in a cost-effective manner is essential for our future success. We can not assure you that we will be successful in accomplishing these tasks. In addition, we can not assure you those services or technologies developed by others will not render our services or technology noncompetitive or obsolete.

We are vulnerable to network failure. Our network, and other networks that provide services to us, are vulnerable to damage or cessation of operations from earthquakes, severe storms, power loss, fire, telecommunications failures and other similar events. Our networks are designed to minimize the risk of such system failures. However, we can not assure you that we will not experience network failures or even a complete network shutdown.

Network security breaches could affect HostPro. Security problems represent an ongoing threat to public and private data networks. Addressing these problems caused by computer viruses, break-ins or other problems caused by third parties could have a material adverse effect upon our results of operations. Security measures such as limiting physical and network access to routers are in place. However, we can not assure you that we can offer our customers complete protection from computer viruses, break-ins and other related problems. Although we attempt to limit contractually our liability in such cases, the occurrence of these problems may result in claims against us. These claims, regardless of their outcome, could result in costly litigation and adversely affect our business and reputation. In addition, the ability to obtain and retain customers may be compromised by an inability to provide secure transmission of information over the Internet. These issues could have an adverse impact on our customer growth rate, financial condition, results of operations and cash flows.

SpecTek Operations

We depend on the component recovery agreement with MTI. Effective September 2, 1999, we entered into an amended and restated Component Recovery Agreement (the "CRA") with MTI, which expires August 30, 2001. We have no expectation that MTI will agree to extend or renegotiate the CRA at the end of the current term. In addition, MTI currently has an option to require us to sell to it SpecTek's property and equipment for a purchase price equal to net book value, and MTI can exercise this purchase option at any time. The CRA would terminate if MTI purchases the property and equipment of SpecTek.

Under the CRA, MTI is required to provide us with all of the nonstandard memory components produced at its semiconductor operations. The CRA also provides that the cost of components obtained from MTI will be negotiated on a quarterly basis. The cost of obtaining components in 2000 was 75.0% of pre-tax income attributable to the sale of such components in the fourth quarter, 62.5% in the third and second quarters and 50.0% in the first quarter. The cost of obtaining components under the CRA will be 90.0% of pretax income during the first quarter of 2001. We can not assure you of the cost of obtaining components under the CRA during any subsequent quarter. Any increase in cost to us to obtain components from MTI under the CRA could have a material adverse effect on our financial condition, results of operations and cash flows.

The CRA also provides that MTI will make commercially reasonable efforts to obtain for us nonstandard memory components produced by TECH Semiconductor Singapore Pte. Ltd. and KMT Semiconductor Limited, joint venture companies in which MTI is affiliated. We may agree with MTI and the joint venture companies to utilize a pricing matrix based on effective yields and worldwide average sales prices in order to establish prices for the components from the joint venture companies. In such case, the price paid by us for components from the joint ventures will be determined under the matrix, rather than as a percentage of pre-tax net income.

The expiration or termination of the CRA, or the sale of the property and equipment of SpecTek to MTI, would have a material adverse effect on our business, financial position, results of operations and cash flows. Historically, SpecTek has had a significant positive impact on our results of operations and cash flows. In 2000, the SpecTek segment's net sales were $493 million and its operating income was $189 million. Virtually all of the components used by SpecTek are obtained from MTI or affiliates of MTI under the CRA. Based on net sales, SpecTek obtained 72%, 82%, and 75% of its components from MTI in 2000, 1999 and 1998, respectively. Based on net sales, SpecTek obtained an additional 28% and 18% of its components from MTI's joint venture affiliates in 2000 and 1999, respectively. Semiconductor manufacturers other than MTI are reluctant to sell us nonstandard memory components because such components could compete with their full specification memory components for similar applications. In addition, some manufacturers are concerned that subsequent testing performed by a recovery operation could reveal proprietary data regarding manufacturing yields and processes. Because of the significant impediments to obtaining alternative sources of supply, it is unlikely that the Company will be able to continue its SpecTek operations following expiration or termination of the CRA.

Pricing of memory products may fluctuate. Pricing for semiconductor memory products fluctuates, to a large degree, based on industry-wide pricing for semiconductor memory products. Historically, we have experienced significant volatility in the average selling prices of our SpecTek memory products. Management believes that volatility in the average selling prices of semiconductor memory products was due primarily to changes in the balance of supply and demand for these commodity products and changes in relative weakness or strength of certain currencies. We are unable to predict the impact of semiconductor memory product market dynamics in future periods. Further declines in pricing for semiconductor memory products would likely result in declines in average selling prices of our SpecTek memory products. If this occurs, there could be a material adverse effect on our business, financial position, results of operations and cash flows.

Memory Product Transition. The semiconductor memory industry is characterized by, among other things, rapid technological change, frequent product introductions and enhancements, difficulties experienced in transitioning to new products, relatively short product life cycles and volatile market conditions. During periods of product transition, SpecTek has experienced in the past, and may experience in the future, significant increases in component test times and corresponding decreases in throughput. Future gross margins could be adversely affected if we are unable to effectively transition to new products in a timely fashion.

We may be adversely affected by failure to perform under an Exclusive Sales Representative Agreement. Effective September 2, 1999, we entered into an exclusive sales agreement (the "sales agreement") with Micron Semiconductor Products, Inc. ("MSP"), a subsidiary of MTI, under which MSP will serve as exclusive sales representatives for SpecTek memory products. The failure of MSP to perform its obligations under the sales agreement, including but not limited to the sale of all SpecTek memory products, could have a material adverse effect on our business, financial position, results of operations and cash flows.

ITEM 7A.  Quantitative And Qualitative Disclosures About Market Risk

Substantially all of our liquid investments and a majority of our debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of August 31, 2000, approximately 29% of our liquid investments mature within three months and 71% mature within one year. As of August 31, 2000, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values and has the ability and intent to hold these instruments to maturity. As a result, management believes that the market risk arising from its holdings of financial instruments is minimal.

We use the U.S. Dollar as our functional currency. Aggregate transaction gains and losses included in the determination of net income have not been material.

ITEM 8.  Financial Statements And supplementary Data

Index To consolidated Financial Statements

                                                                                                 Page
                                                                                                 ----
Consolidated Financial Statements:

  Consolidated Statements of Income for the Fiscal Years Ended August 31, 2000,
     September 2, 1999 and September 3, 1998                                                       27

  Consolidated Statements of Comprehensive Income for the Fiscal Years August 31, 2000,
     September 2, 1999 and September 3, 1998                                                       27

  Consolidated Balance Sheets as of August 31, 2000 and September 2, 1999                          28

  Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended August 31, 2000,
     September 2, 1999 and September 3, 1998                                                       29

  Consolidated Statements of Cash Flows for the Fiscal Years Ended August 31, 2000,
     September 2, 1999 and September 3, 1998                                                       30

  Notes to Consolidated Financial Statements                                                       31

  Quarterly Financial Information (Unaudited)                                                      47

  Report of Independent Accountants                                                                48

Financial Statement Schedule:

  Schedule II--Valuation and Qualifying Accounts for the Fiscal Years August 31, 2000,
     September 2, 1999 and September 3, 1998                                                       53

Micron Electronics, Inc.
Consolidated Statements Of Income
(In thousands, except per share amounts)

Fiscal year ended                                        August 31, 2000    September 2, 1999    September 3, 1998
--------------------------------------------------------------------------------------------------------------------
Net sales                                                     $1,556,216           $1,437,829           $1,733,432
Cost of goods sold                                             1,219,305            1,167,584            1,511,278
                                                              ----------           ----------           ----------
Gross margin                                                     336,911              270,245              222,154
Selling, general and administrative                              281,268              218,970              284,292
Research and development                                           2,443                4,521               10,138
Equity in loss on investment                                         592                    -                    -
Other expense (income), net                                        8,765                3,533               11,618
                                                              ----------           ----------           ----------
Operating income (loss)                                           43,843               43,221              (83,894)
Gain on sale of MCMS common stock                                      -                    -              156,222
Interest income, net                                              15,504               15,897               13,776
                                                              ----------           ----------           ----------
Income before taxes                                               59,347               59,118               86,104
Income tax provision                                              17,804               22,594               38,151
                                                              ----------           ----------           ----------
Net income                                                    $   41,543           $   36,524           $   47,953
                                                              ==========           ==========           ==========

Earnings per share:
  Basic                                                       $     0.43           $     0.38           $     0.50
  Diluted                                                           0.43                 0.38                 0.50

Number of shares used in per share calculation:
  Basic                                                           96,447               96,127               95,657
  Diluted                                                         96,750               96,633               96,027

Consolidated Statements of Comprehensive Income
(In thousands)

Fiscal year ended                                           August 31, 2000    September 2, 1999    September 3, 1998
----------------------------------------------------------------------------------------------------------------------
Net income                                                         $ 41,543            $  36,524             $  47,953
                                                                   --------            ---------             ---------
Other comprehensive income (loss):
  Reclassification adjustment for loss (gain)
     included in net income                                               -                  (31)                2,514
  Foreign currency translation                                            -                   (6)               (1,845)
                                                                   --------            ---------             ---------
                                                                          -                  (37)                  669
                                                                   --------            ---------             ---------
Comprehensive income                                               $ 41,543            $  36,487             $  48,622
                                                                   ========            =========             =========

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Balance Sheets
(In thousands, except par value amounts)

As of                                                                              August 31, 2000     September 2, 1999
------------------------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                                                $ 200,002             $ 200,950
Liquid investments                                                                         126,032               137,528
Receivables                                                                                233,371               152,658
Inventories                                                                                 30,529                17,521
Deferred income taxes                                                                       13,152                14,819
Other current assets                                                                        10,386                20,590
                                                                                         ---------             ---------
Total current assets                                                                       613,472               544,066
Property, plant and equipment, net                                                         211,657               159,859
Goodwill and intangibles, net                                                               83,823                22,580
Equity investment                                                                            6,408                     -
Other assets                                                                                 8,182                 7,026
                                                                                         ---------             ---------
Total assets                                                                             $ 923,542             $ 733,531
                                                                                         =========             =========
Liabilities And Shareholders' Equity

Accounts payable and accrued expenses                                                    $ 345,763             $ 214,426
Accrued licenses and royalties                                                              22,441                20,231
Current debt                                                                                 3,255                 7,000
                                                                                         ---------             ---------
Total current liabilities                                                                  371,459               241,657
Long-term debt                                                                               2,175                 5,001
Deferred income taxes                                                                       16,082                11,926
Other liabilities                                                                           27,246                16,448
                                                                                         ---------             ---------
Total liabilities                                                                          416,962               275,032
                                                                                         ---------             ---------
Commitments and contingencies

Common stock, $.01 par value, authorized 150 million shares; issued
  and outstanding 96.7 million and 96.3 million shares, respectively                           967                   963
Additional capital                                                                         134,485               127,951
Retained earnings                                                                          371,128               329,585
                                                                                         ---------             ---------
Total shareholders' equity                                                                 506,580               458,499
                                                                                         ---------             ---------
Total liabilities and shareholders' equity                                               $ 923,542             $ 733,531
                                                                                         =========             =========

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands)

Fiscal year ended                                               August 31, 2000       September 2, 1999       September 3, 1998
                                                                Shares   Amount    Shares          Amount     Shares        Amount
------------------------------------------------------------------------------------------------------------------------------------
Common Stock
Balance at beginning of year                                    96,272  $    963    95,863       $     959        95,555   $    956
Stock sold                                                         169         2       184               2           254          2
Purchase and retirement of stock                                     -         -         -               -           (14)         -
Stock options                                                      222         2       225               2            68          1
                                                                ------  --------  --------       ---------       -------   --------
Balance at end of year                                          96,663  $    967    96,272       $     963        95,863   $    959
                                                                ======  ========  ========       =========       =======   ========

Additional Capital
Balance at beginning of year                                            $127,951                 $ 122,837                 $120,108
Stock sold                                                                 1,518                     1,412                    1,912
Purchase and retirement of stock                                               -                         -                      (15)
Stock options                                                              2,680                     3,295                      801
Sale of patents to MTI                                                     2,285                         -                        -
Tax effect of stock options                                                   51                       407                       31
                                                                        --------                 ---------                 --------
Balance at end of year                                                  $134,485                 $ 127,951                 $122,837
                                                                        ========                 =========                 ========

Retained Earnings
Balance at beginning of year                                            $329,585                 $ 293,061                 $245,139
Purchase and retirement of stock                                               -                         -                      (31)
Net income                                                                41,543                    36,524                   47,953
                                                                        --------                 ---------                 --------
Balance at end of year                                                  $371,128                 $ 329,585                 $293,061
                                                                        ========                 =========                 ========

Accumulated Other Comprehensive Income
Balance at beginning of year                                            $      -                 $      37                 $   (632)
Other comprehensive income                                                     -                       (37)                     669
                                                                        --------                 ---------                 --------
Balance at end of year                                                  $      -                 $       -                 $     37
                                                                        ========                 =========                 ========

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Statements of Cash Flows
(In thousands)

Fiscal year ended                                                      August 31, 2000     September 2, 1999    September 3, 1998
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities

Net income                                                                    $ 41,543           $   36,524            $   47,953
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                              46,444               31,883                39,166
     Stock based compensation                                                    1,859                1,386                 1,765
     Gain on sale of MCMS common stock                                               -                    -              (156,222)
     Write-down of and losses from sales of fixed assets                         9,728                4,186                 8,653
     Write-off of purchased in-process research and development                      -                1,000                     -
     Provision for doubtful accounts                                             5,750                2,715                 4,273
     Changes in operating assets and liabilities, net of the
       effect of the sale of MCMS and acquisition transactions:
       Receivables                                                             (79,133)             (26,082)               46,906
       Inventories                                                             (13,004)              13,635                61,050
       Other current assets                                                     12,962              (18,142)                1,328
       Deferred income taxes                                                    (1,364)              16,900                 6,360
       Accounts payable and accrued expenses                                   131,714                5,470               (44,990)
       Accrued licenses and royalties                                            2,210                1,646               (17,330)
       Other                                                                    (2,537)              (3,873)               (1,382)
                                                                              --------           ----------             ---------
Net cash provided by (used for) operating activities                           156,172               67,248                (2,470)
                                                                              --------           ----------             ---------
Cash Flows From Investing Activities

Expenditures for property, plant and equipment                                (135,309)             (52,438)              (67,290)
Proceeds from sales of property, plant and equipment                            37,745                3,193                 6,339
Purchases of held-to-maturity investment securities                           (245,949)            (205,294)              (52,527)
Proceeds from maturities of investment securities                              260,700               98,391                34,000
Proceeds from sale of MCMS, net of MCMS cash                                         -                    -               235,884
Acquisitions, net of cash acquired                                             (63,411)             (21,348)                    -
Equity investment                                                               (7,000)                   -                     -
Other                                                                              277               (4,530)               (2,091)
                                                                              --------           ----------             ---------
Net cash provided by (used for) investing activities                          (152,947)            (182,026)              154,315
                                                                              --------           ----------             ---------
Cash Flows From Financing Activities

Proceeds from borrowings                                                         1,992                    -                 1,718
Repayments of debt                                                             (12,524)             (17,818)              (11,162)
Proceeds from issuance of common stock                                           4,202                4,711                 2,716
Purchase and retirement of stock                                                     -                    -                   (46)
Capital contribution from MTI                                                    2,285                    -                     -
Other                                                                             (128)                   -                   (94)
                                                                              --------           ----------             ---------
Net cash provided by (used for) financing activities                            (4,173)             (13,107)               (6,868)
                                                                              --------           ----------             ---------
Net increase (decrease) in cash and cash equivalents                              (948)            (127,885)              144,977
Effect of exchange rate changes on cash and cash equivalents                         -                  298                  (375)
Cash and cash equivalents at beginning of year                                 200,950              328,537               183,935
                                                                              --------           ----------             ---------
Cash and cash equivalents at end of year                                      $200,002           $  200,950             $ 328,537
                                                                              ========           ==========             =========
Supplemental Disclosures

Income taxes paid, net of amounts recovered                                   $    652           $    5,237             $  39,570
Interest paid, net of amounts capitalized                                          495                  334                   197

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Significant Accounting Policies

Business -- Micron Electronics, Inc. and its subsidiaries (collectively the "Company") is an Internet-centric computing company which provides computer products and services, Internet offerings, Web hosting and business-to-business e-commerce applications for small -and medium-size businesses, government, education and retail markets. Under the brands micronpc.com, HostPro and SpecTek, the Company offers a wide range of innovative products, services and support. The Company's three reportable segments are PC Systems, HostPro, and SpecTek. The primary products of the PC Systems business include a wide range of desktop and notebook systems, multiprocessor network servers, and hardware services. HostPro focuses on Internet access and Web hosting. SpecTek processes and markets various grades of memory products in either component or module form for specific applications. On February 26, 1998 the Company sold MCMS, its custom-manufacturing segment. Results of operations in 1998 include this segment through the date of sale.

Basis of presentation -- The financial statements include the accounts of Micron Electronics, Inc. and its wholly owned subsidiaries. Investments in companies in which the Company has significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany balances and transactions have been eliminated. The Company's operations are reported on a fiscal basis, which is a 52 or 53-week period ending on the Thursday closest to August 31. All references to periods including annual and quarterly are on a fiscal basis. The years ended August 31, 2000 and September 2, 1999 contained 52 weeks compared to 53 weeks for the year ended September 3, 1998. As of August 31, 2000, Micron Technology, Inc. ("MTI") owned 61% of the Company's outstanding common stock.

Certain concentrations -- Certain components, subassemblies and software included in our systems are obtained from sole suppliers or a limited number of suppliers. The Company relies, to a certain extent, upon its suppliers' abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the personal computer industry. The Company's reliance on a limited number of suppliers involves several risks, including the possibility of shortages and/or increases in costs of components and subassemblies, and the risk of reduced control over delivery schedules.

Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The amounts that we will ultimately incur or recover could differ materially from our current estimates. The underlying estimates and facts supporting these estimates could change in 2001 and thereafter.

Revenue recognition -- Revenue from product sales to customers is generally recognized upon shipment. A provision for estimated sales returns is recorded in the period in which the sales are recognized. Revenue from e-services is recognized as the services are performed. Set-up fees are deferred and recognized over the customers expected life. Revenue from service and support contracts for which we are primarily obligated is recognized over the term of the contract. Revenue from sales of third party service contracts for which we are not obligated is recognized at the time of sale.

Earnings per share -- Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share are computed using the weighted average number of common shares outstanding and potential common shares outstanding. Potential common shares result from the assumed exercise of outstanding stock options.

Comprehensive income -- The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." This statement requires the disclosure of accumulated other comprehensive income or loss (excluding net income or loss) as a separate component of shareholders' equity.

Financial instruments and concentration of credit risk -- Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash equivalents, liquid investments, receivables, other assets, accounts payable and accrued expenses and debt are considered by management to be reasonable approximations of their fair values, based on information available as of August 31, 2000. The use of different assumptions could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential taxes or other expenses that would be incurred in an actual settlement.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements-Continued
(In thousands, except per share amounts)


Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, investment securities and trade accounts receivable. The Company invests its cash in credit instruments of highly rated financial institutions and performs periodic evaluations of the credit standing of these financial institutions. The Company's policies limit the concentration of credit exposure by restricting investments with any single obligor, instrument, or geographic area. A concentration of credit risk may exist with respect to trade receivables, as many customers are affiliated with computer, telecommunications and office automation industries, or are governmental entities. The Company performs ongoing credit evaluations on a significant number of its customers and collateral from its customers is generally not required.

Inventories -- Inventory balances are stated at the lower of cost or market, with cost being determined on an average cost basis.

Property, plant and equipment -- Property, plant and equipment, including software, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 30 years for buildings and 2 to 10 years for equipment and software. Effective September 4, 1998, the Company revised its estimated useful lives of certain information technology assets, including enterprise software, enterprise hardware and telecommunications systems. Originally, the estimated lives of these assets were two and three years. The revision extended the lives to five years, on a prospective basis, which the Company believes is a more accurate reflection of the assets actual useful lives. This revision reduced depreciation and amortization expense by $4 million ($2.5 million net of tax) in 1999.

The Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in 1999. SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. As a result of the adoption of this statement in 1999, the Company capitalized $3 million of internal software development costs.

Income taxes -- The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

Goodwill and other intangibles -- Goodwill and other intangibles ("intangibles") are amortized on a straight-line basis over their expected useful lives, not exceeding 10 years. The Company evaluates the carrying value of its long-lived assets, including goodwill, under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. In addition, the recoverability of goodwill is further evaluated under the provisions of APB Opinion No. 17, Intangible Assets, based upon undiscounted cash flows. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. As of 2000, no such impairments have been recognized.

Product and process technology -- Costs related to the conceptual formulation and design of products and processes are expensed as research and development. Costs incurred to establish patents and acquire product and process technology are capitalized. Capitalized costs are amortized using the straight-line method over the shorter of the estimated useful life of the technology, the patent term, or the agreement, ranging up to 10 years.

Royalties -- The Company has royalty-bearing license agreements allowing the Company to sell certain hardware and software products and to use certain patented technology. Royalty costs are accrued and included in cost of goods sold when the sale is recognized.

Warranty and services -- The Company provides for estimated costs to be incurred under its warranty and other service programs at the time sales are recorded.

Advertising -- Advertising costs are charged to operations as incurred.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements-Continued
(In thousands, except per share amounts)


Foreign currency -- The Company uses the United States (U.S.) Dollar as its functional currency, except for its former operations in Japan and Malaysia. The assets and liabilities of those operations are translated into U.S. Dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate transaction gains and losses included in the determination of net income are not material for any period presented.

Recently issued accounting standards -- In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked-to-market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. Implementation of SFAS No. 133 is required by our first quarter of fiscal 2001. The Company is currently evaluating the effect SFAS 133 may have on its future results of operations, financial position and cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements". The SAB summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption is currently required in fiscal 2001, and early adoption is permitted. The Company does not expect this Bulletin to have a material affect on its results of operations, financial condition or cash flows.

In April 2000, Financial Accounting Standards Board issues Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25. FIN 44 clarifies and modifies APB Opinion No. 25, Accounting for Stock Issued to Employees. The provisions of FIN 44 became effective in 2000 and did not have a material affect on the Company's results of operations, financial condition or cash flows.

Reclassifications -- Certain reclassifications have been made, none of which affected net income, to present the statements on a consistent basis.

Gain on Sale of MCMS Common Stock

On February 26, 1998, the Company sold 90% of its interest in MCMS, its wholly owned subsidiary. The sale was structured as a re-capitalization of MCMS (the "Re-capitalization"), whereby Cornerstone Equity Investors IV, L.P., other investors and certain members of MCMS' management, including Robert F. Subia, then a director of the Company, acquired the 90% interest in MCMS. In exchange for the 90% interest in MCMS, the Company received $249 million in cash. Results of operations in 1998 include a pre-tax gain of $156 million ($95 million or $0.98 per diluted share, net of taxes) realized from the sale. Subsequent to the Re-capitalization of MCMS, the Company owned a 10% interest in MCMS, which is accounted for using the cost basis of accounting. Accordingly, results of operations of MCMS subsequent to February 26, 1998 have been excluded from the Company's results of operations

Acquisitions

The Company has acquired and strategically invested in a number of companies to expand its Internet access and Web hosting capabilities through its HostPro business. In 2000, the Company acquired two Web and application hosting companies and invested in one start-up company. In the last month of 1999, the Company acquired one Web hosting company and one Internet access company. On December 14, 1999 the Company acquired LightRealm, Inc. ("LightRealm"), a Kirkland, Washington-based Web and applications hosting and Internet access company serving small- and medium-size businesses. The Company paid approximately $48 million in cash, including expenses in exchange for 100% of LightRealm's outstanding stock. On March 16, 2000, the Company acquired Worldwide International Publishing Corporation ("WIPC"), a Boca-Raton, Florida-based Web hosting company that also served small -and medium-size businesses. The Company paid approximately $13 million in cash, including expenses in exchange for 100% of the outstanding stock of WIPC. The Company accounted for both transactions as purchases and allocated the purchase price to the net assets acquired, including intangible assets, based on the their fair values as determined by an independent appraiser. The Company's results of operations for 2000 include the results of operations of LightRealm and WIPC, subsequent to their respective acquisition dates.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements-Continued
(In thousands, except per share amounts)


On April 7, 2000, the Company invested $7 million in Bird on a Wire Networks, Inc., ("BOAW"), a Toronto-based dedicated Web hosting start-up company in exchange for a non-interest bearing convertible debenture (the "Debenture"). The Debenture is convertible after April 7, 2003 or upon the occurrence of certain liquidity events, into common shares that will provide the Company with up to 30% of the issued and outstanding common shares of BOAW at the conversion date. The Company is accounting for this investment using the equity method of accounting.

On March 24, 2000, the Company acquired certain assets and assumed certain liabilities, which consisted primarily of warranty obligations, of Inacom, for approximately $5 million in cash. Included in the assets were accounts receivable and a number of contracts with various federal agencies, including the Department of Veterans Affairs Procurement of Hardware and Software ("PCHS") contract. The PCHS contract is currently in its third year of a five-year term and is open to orders from all government agencies.

A summary of the net assets of LightRealm, WIPC and Inacom at their respective acquisition dates, including deferred tax effects is as follows:

Asset                                                         Fair Value
---------------------------------------------------------------------------
Property and equipment                                         $ 2,367
Goodwill and other intangibles                                  67,750
Net current assets                                               6,487
Net non-current liabilities                                     (3,427)
Net deferred tax liability                                      (7,187)
                                                               -------
                                                               $65,990
                                                               =======

On August 2, 1999, the Company acquired NetLimited, Inc. (d.b.a. "HostPro"), a Seattle-based Web and applications hosting provider serving small -and medium-size businesses. Shortly after the purchase, the Company adopted the HostPro name for its entire Web hosting and Internet access business. The Company paid approximately $22 million in cash, including expenses in exchange for 100% of the outstanding stock of HostPro. The purchase agreement contained a clause permitting an upward or downward adjustment to the purchase price of up to 10% depending on the number of subscriber accounts existing on February 24, 2000. The number of subscriber accounts met the requirements as specified in the agreement, and accordingly the Company paid an additional $2 million in March 2000 to the original shareholders, which was capitalized as part of the purchase price.

An independent appraiser through an analysis using a risk adjusted cash flow model determined the fair value of HostPro's technology. The analysis estimated future cash flows derived from the technology or products incorporating the technology. These cash flows were discounted taking into account the life expectancy of the technology and risks related to existing and future markets. Technology was segregated into that which was determined to be completed (those currently technologically feasible but that may require adjustments or relatively minor enhancements) and in-process (technologies that require additional research and development efforts to reach technological feasibility). Estimated future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability, stage of completion, work required to establish feasibility, and to the completion of products the Company would ultimately market. The analysis resulted in the allocation of $1 million of purchase price to in-process research and development. In management's opinion, the acquired in-process research and development had not yet reached a stage where feasibility, delivery or product features were certain and had no alternative future use. As a result, acquired in-process research and development was charged to expense during the fourth quarter of 1999.

On the last day of the 1999 fiscal year, the Company acquired the property and equipment of Micron Internet Services ("MIS"), formerly a division of MTI. MIS is a provider of dedicated, nationwide dial-up and broadband Internet access, virtual private network solutions, and e-commerce services. The Company paid approximately $2 million in cash, which was equal to the book value of the net assets of MIS. The Company accounted for this transaction at historical cost.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements-Continued
(In thousands, except per share amounts)


A summary of the net assets acquired, including the $2 million additional purchase price paid in March 2000 and deferred tax effects is as follows:

Asset                                                               Fair Value
--------------------------------------------------------------------------------
In-process research and development                                    $ 1,000
Property and equipment                                                   2,812
Goodwill and other intangibles                                          23,849
Net current assets                                                         661
Net deferred tax liability                                              (2,127)
                                                                       -------
                                                                       $26,195
                                                                       =======

The following unaudited pro forma information reflects the results of the Company's operations for the years ended August 31, 2000, September 2, 1999 and September 3, 1998 as if the acquisitions of LightRealm, WIPC and Inacom had occurred at the beginning of 1999 and HostPro and MIS had occurred at the beginning of 1998, after giving effect to certain adjustments, including amortization of intangibles, depreciation, and related income tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place at the beginning of the periods presented or operating results which may occur in the future.

                                                                                 Unaudited           Unaudited           Unaudited
Fiscal year ended                                                          August 31, 2000   September 2, 1999   September 3, 1998
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                       $1,608,330          $1,585,879          $1,740,168
Net income                                                                          38,291              26,378              43,711
Earnings per share:
  Basic                                                                               0.40                0.27                0.46
  Diluted                                                                             0.40                0.27                0.46

Investment Securities

As of                                                                                          August 31, 2000   September 2, 1999
----------------------------------------------------------------------------------------------------------------------------------
Held to maturity investment securities, at amortized cost:
  Commercial paper                                                                                  $  128,836          $  115,579
  State and local government                                                                            62,077              80,793
  U.S. Government agency                                                                                96,018             109,792
                                                                                                    ----------          ----------
                                                                                                       286,931             306,164
Less cash equivalents                                                                                 (160,899)           (168,636)
                                                                                                    ----------          ----------
Liquid investments                                                                                  $  126,032          $  137,528
                                                                                                    ==========          ==========

Securities classified as held-to-maturity have remaining maturities of less than one year.

Receivables

As of                                                                                          August 31, 2000   September 2, 1999
----------------------------------------------------------------------------------------------------------------------------------
Trade receivables                                                                                   $  220,082          $  144,996
Receivables from affiliates                                                                              8,819               1,435
Income taxes recoverable from MTI                                                                            -               6,602
Other                                                                                                   12,449               5,974
Allowance for doubtful accounts                                                                         (6,178)             (3,846)
Allowance for returns and discounts                                                                     (1,801)             (2,503)
                                                                                                    ----------          ----------
                                                                                                    $  233,371          $  152,658
                                                                                                    ==========          ==========

Micron Electronics, Inc.
Notes to Consolidated Financial Statements - Continued
(Un thousands, except per share amounts)

Inventories

As of                                                 August 31, 2000   September 2, 1999
---------------------------------------------------------------------   -----------------
Raw materials and supplies                                 $   14,065          $    5,931
Work in progress                                                8,403               8,582
Finished goods                                                  8,061               3,008
                                                           ----------          ----------
                                                           $   30,529          $   17,521
                                                           ==========          ==========

Property, Plant and Equipment

As of                                                 August 31, 2000   September 2, 1999
-----------------------------------------------------------------------------------------
Land                                                       $    1,234          $    1,234
Buildings                                                      69,371              38,081
Equipment and software                                        213,722             152,363
Assets in progress                                             40,938              52,816
                                                           ----------          ----------
                                                              325,265             244,494
Less accumulated depreciation and amortization               (113,608)            (84,635)
                                                           ----------          ----------
                                                           $  211,657          $  159,859
                                                           ==========          ==========

Depreciation and amortization of property, plant and equipment was $41 million, $33 million and $39 million for 2000, 1999 and 1998, respectively.

Acquired Intangibles and Goodwill

As of                                August 31, 2000   September 2, 1999
-------------------------------------------------------------------------

Acquired intangibles                         $26,298             $ 5,400
Goodwill                                      66,209              17,386
                                             -------             -------
                                              92,507              22,786
Less accumulated amortization                 (8,684)               (206)
                                             -------             -------
                                             $83,823             $22,580
                                             =======             =======

Amortization of goodwill and acquired intangible assets was $8.5 million, $0.2 million and $0.0 for 2000, 1999 and 1998, respectively.

Equity Investment

On April 7, 2000, the Company invested $7 million in BOAW, a dedicated Web hosting start-up company in exchange for a non-interest bearing convertible debenture (the "Debenture"). The Debenture is convertible after April 7, 2003, or upon the occurrence of certain liquidity events, into common shares that will provide the Company with up to 30% of the issued and outstanding common shares of BOAW at the conversion date. The Company accounts for this investment using the equity method of accounting.

Accounts Payable and Accrued Expenses

As of                                        August 31, 2000   September 2, 1999
--------------------------------------------------------------------------------

Trade accounts payable                              $195,882            $150,957
Payable to affiliates                                 95,798              31,055
Salaries, wages and benefits                          19,947              16,850
Income taxes payable                                   7,268                  36
Accrued warranty - current                            12,813              10,116
Deferred revenue - current                             8,036               3,328
Other                                                  6,019               2,084
                                                    --------            --------
                                                    $345,763            $214,426
                                                    ========            ========

Micron Electronics, Inc.
Notes to Consolidated Financial Statements - Continued
(Un thousands, except per share amounts)

Other Liabilities

As of                                                                             August 31, 2000   September 2, 1999
---------------------------------------------------------------------------------------------------------------------
Accrued stock compensation                                                               $  5,641            $  3,892
Deferred revenue - long-term                                                               10,005               4,126
Accrued warranty - long term                                                                3,252               1,542
Other                                                                                       8,348               6,888
                                                                                         --------            --------
                                                                                         $ 27,246            $ 16,448
                                                                                         ========            ========

Debt

As of                                                                               August 31, 2000   September 2, 1999
-----------------------------------------------------------------------------------------------------------------------
Notes payable in periodic installments through June 2001,
  weighted average interest rate of 7.93% and 7.85%, respectively                          $  1,975            $  9,722
Capitalized lease obligations payable in monthly installments through
  November 2002, weighted average interest rate of 9.88% and 7.61%, respectively              3,455               2,279
                                                                                           --------            --------
                                                                                              5,430              12,001
Less current portion                                                                         (3,255)             (7,000)
                                                                                           --------            --------
                                                                                           $  2,175            $  5,001
                                                                                           ========            ========

The Company has an unsecured credit agreement, expiring June 2001, with a group of financial institutions providing for borrowings totaling $100 million. As of August 31, 2000, the Company was eligible to borrow the full amount under the agreement, but had no borrowings outstanding. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends we can declare or pay.

Certain of our notes payable are collateralized by equipment with a total cost of $10 million and accumulated depreciation of $9 million as of August 31, 2000. Equipment under capital leases net of accumulated amortization was $4 million as of August 31, 2000. Maturities of debt and future capital lease payments are as follows:

                                                Notes   Capital
Fiscal year                                    Payable   Leases
----------------------------------------------------------------

2001                                            $1,975   $1,719
2002                                                 -    1,498
2003                                                 -      684
Less interest                                        -     (446)
                                                ------   ------
                                                $1,975   $3,455
                                                ======   ======

Interest income is net of approximately $0.2 million, $0.4 million, and $0.05 million of interest expenses in 2000, 1999, and 1998, respectively. Construction period interest of approximately $0.2 million, $1 million, and $2 million, was capitalized in 2000, 1999 and 1998, respectively.

Realignments of Operations

Included in other expense in 1999 was a $4 million charge associated with the closure and consolidation of its Micron Electronics Japan operation. The charge includes those costs associated with employee payroll and severance of $1 million for approximately 45 employees, fixed asset write-downs of $1 million, and other closure related costs of $2 million. All of the closure liabilities had been settled by September 2, 1999.

Other expense, net in 1998 included $11 million of costs associated with the realignment of the Company's PC Systems segment to concentrate on its core markets and customers. The Company consolidated its domestic and international PC Systems operations and reduced its workforce by 10%, or approximately 450 employees. The primary realignment costs consisted of $7 million associated with employee termination benefits, $2 million for the write-down of equipment and leasehold improvements and $2 million in

Micron Electronics, Inc.
Notes to Consolidated Financial Statements - Continued
(Un thousands, except per share amounts)

estimated costs for the write-off of current technologies, other intangible assets and closure related costs. The realignment was substantially complete and all costs were incurred by September 3, 1998.

Stock Purchase and Incentive Plans

The Company's 1995 Employee Stock Purchase Plan (the "Plan") allows eligible employees to purchase shares of common stock through payroll deductions. The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each six-month offering period and is restricted from resale for a period of one year from the date of purchase. Purchases are limited to 20% of an employee's eligible compensation. A total of 2,500,000 shares are reserved for issuance under the plan, of which approximately 861,000 shares had been issued as of August 31, 2000. Shares issued under the Plan during 2000, 1999 and 1998, were approximately 169,000, 184,000, and 237,000, respectively.

The Company's 1995 Stock Option Plan (the "Option Plan") provides for the granting of incentive and non-statutory stock options. As of August 31, 2000, there were 15 million shares of common stock reserved for issuance under the Option Plan. Exercise prices of the incentive and non-statutory stock options are 100% of the fair market value of the Company's common stock on the date of grant. Prior to April 28, 1999 exercise prices of the incentive and non-statutory stock options were generally issued at 100% and 85%, respectively, of the fair market value of the Company's common stock on the date of grant. Stock options granted to employees and executive officers after April 28, 1999 typically have a term of ten years and vest twenty-five percent each year for four years from the date of grant. Stock options granted to employees and executive officers prior to April 28, 1999 typically have a term of six years and vest twenty percent each year for five years from the date of grant.

On March 19, 1998, the Company's Board of Directors approved an option re-pricing program pursuant to which all employees, except certain executive officers, could exchange outstanding options under the Option Plan for new options having an exercise price equal to the average closing price of the Company's common stock for the five business days preceding April 3, 1998 and having generally the same terms and conditions, including vesting and expiration terms, as the options exchanged. The exercise price of the options reissued under this option re-pricing program is $13.06 per share.

During 1998, Mr. Joel J. Kocher, the Company's Chief Executive Officer and Chairman of the Board of Directors, was granted options to purchase a total of 650,000 shares of the Company's Common Stock. Of these 650,000 options, 500,000 were granted under the Option Plan and 150,000 were granted as non-plan grants. A total of 250,000 options vest after completion by Mr. Kocher of seven (7) years of employment with the Company, subject to immediate early vesting if the Company achieves certain financial criteria relating to profitability, net revenue, net margin and cash balance increases.

Option activity under the Option Plan is summarized as follows (amounts in thousands, except per share amounts):

Fiscal Year Ended                                             August 31, 2000      September 2, 1999     September 3, 1998
----------------------------------------------------------------------------------------------------------------------------
                                                                        Weighted              Weighted              Weighted
                                                                         average               average               average
                                                              Number    exercise    Number    exercise    Number    exercise
                                                            of shares      price  of shares      price  of shares      price
                                                            --------------------  --------------------  --------------------
 Outstanding at beginning of year                               7,448     $12.56      5,292     $12.56      3,559     $16.98
 Granted                                                        2,719      10.94      3,713      12.77      5,842      13.20
 Exercised                                                       (229)     12.17       (218)     12.28        (68)     11.37
 Terminated or canceled                                        (1,735)     13.20     (1,339)     13.21     (4,041)     17.40
                                                               ------                ------                ------
 Outstanding at end of year                                     8,203      11.90      7,448      12.56      5,292      12.56
                                                               ======                ======                ======
 Exercisable at end of year                                     2,233      12.40      1,426      12.86        747      13.24
 Shares available for future grant under the Option Plan        6,406                 2,390                 4,764

Micron Electronics, Inc.
Notes to Consolidated Financial Statements - Continued
(In thousands, except per share amounts)


The following table summarizes information about the Company's stock options outstanding under the Option Plan as of August 31, 2000 (amounts in thousands, except per share amounts):

                                       Options Outstanding             Options Exercisable
------------------------------------------------------------------------------------------
                                               Weighted    Weighted               Weighted
                                                average     average                average
                               Number         remaining    exercise       Number  exercise
Range of exercise prices    of shares      life (years)       price    of shares     price
------------------------------------------------------------------------------------------
  Less than $10.00              1,484             6.6            8.32        401      9.17
  $10.01 - $15.00               6,196             5.7           12.20      1,620     12.39
  $15.01 - $20.00                 428             3.5           17.54        175     17.71
  Greater than $20.00              95             3.4           22.35         37     22.44
                                -----                                      -----
                                8,203                                      2,233
                                =====                                      =====

The Company adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The Company elected to continue to measure compensation expense for its stock-based employee compensation using the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees." The fair value of options at date of grant is estimated using the Black-Scholes options pricing model. The weighted average assumptions and resulting fair values at date of grant for options granted during 2000, 1999 and 1998, follow:


                                                       Stock Option Plan Shares                 Employee Stock Purchase Plan Shares
                                               --------------------------------------          ------------------------------------
                                                   2000           1999        1998                 2000         1999         1998
-----------------------------------------------------------------------------------------------------------------------------------
  Assumptions:
     Expected life                             3.2 years      3.5 years   3.3 years            0.5 years    0.5 years    0.5 years
     Risk-free interest rate                        6.1%           5.0%        5.6%                 5.6%         4.5%         5.1%
     Expected volatility                           72.0%          70.0%       70.0%                72.0%        70.0%        70.0%
     Dividend yield                                 0.0%           0.0%        0.0%                 0.0%         0.0%         0.0%

  Weighted average fair values:
     Exercise price equal to market price         $6.31          $6.88       $6.57                    -            -            -
     Exercise price less than market price         8.83           8.46        9.25                $3.99        $4.79        $3.78

Stock based compensation costs would have reduced net income by $17 million, $9 million and $11 million or $0.17, $0.09 and $0.11 per diluted share, respectively, if the fair values of all options granted subsequent to 1995 had been recognized as compensation expense on a straight-line basis over the vesting period of the grants. The pro forma effect on net income for 2000, 1999, and 1998, may not be representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to the adoption of SFAS No. 123.


On August 17, 2000, the Board of Directors of the Company and HostPro adopted the 2000 Equity Incentive Plan I and 2000 Equity Incentive Plan II, reserving a total of 10 million shares of HostPro Common Stock for issuance under the plans. The grants awarded during 2000 become vested as to 25% of the shares issued under the option grant after one year from the date of grant. Subsequent to the one year anniversary of the grant, the options become vested as to 2.08% of the total shares of the option grant per month. Options may not be exercised prior to (i) issuance to the public of shares of Common Stock pursuant to an S-1 Registration Statement under the Securities Act of 1933, as amended or (ii) five years from the date of grant; provided that any option granted to a resident of California who is not an officer or director of HostPro shall become exercisable at the rate of no less than 20% per year over five years from the date of grant.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements - Continued
(In thousands, except per share amounts)


Option activity under HostPro's Stock Plans are as follows (amounts in thousands, except per share amounts):


Fiscal Year Ended                        August 31, 2000
------------------------------------------------------------------
                                                      Weighted
                                                       average
                                            Number    exercise
                                         of shares       price
                                         -------------------------
Outstanding at beginning of year                -      $    -

  Granted                                   3,876        2.25
  Exercised                                     -           -
  Terminated or canceled                        1        2.25
                                            -----
  Outstanding at end of year                3,875        2.25
                                            =====
  Exercisable at end of year                    -           -
  Shares available for future grant under
     the Option Plan                        6,124


The following table summarizes information about HostPro's options outstanding under the 2000 Equity Incentive Plans (amounts in thousands, except per share amounts):


                                       Options Outstanding                   Options Exercisable
----------------------------------------------------------------------------------------------------
                                               Weighted        Weighted                     Weighted
                                                average         average                      average
                                Number        remaining        exercise        Number       exercise
Range of exercise prices    of shares      life (years)           price     of shares          price
----------------------------------------------------------------------------------------------------
  Less than $10.00              3,875               9.9          2.25               -              -
                            =========                                       =========


The fair value of options at date of grant is estimated using the Black-Scholes options pricing model. The weighted average assumptions and resulting fair values at date of grant for options granted during 2000 follow:

                                          Stock Option Plan Shares
                                          ------------------------
                                                     2000
------------------------------------------------------------------

  Assumptions:
     Expected life                              3.0 years
     Risk-free interest rate                         5.9%
     Expected volatility                             0.0%
     Dividend yield                                  0.0%

  Weighted average fair values:
     Exercise price equal to market price         $ 0.37
     Exercise price less than market price             -


The pro forma stock based compensation costs would not have a significant impact on compensation expense if the fair values of HostPro options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grants.

RETIREMENT PLAN

The Company offers its employees a 401(k) retirement plan (the "RAM Plan") in which substantially all employees may participate. Under the RAM Plan, employees may contribute from 2% to 16% of eligible pay to various savings alternatives. The RAM plan provides for an annual match of eligible employee's contributions equal to 100% of the first 4% of pay or $1,500, whichever is greater. Beginning in 2000, the Company's contributions under the RAM Plan are made in the Company's stock, which is purchased on the open market. The Company may also contribute additional amounts based on its financial performance. The Company's expense pursuant to the RAM Plan was approximately $3 million, $2 million, and $4 million in 2000, 1999 and 1998, respectively.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements-Continued
(in thousands, except per share amounts)


Transactions With Affiliates


Fiscal year ended                             August 31, 2000  September 2, 1999  September 3, 1998
---------------------------------------------------------------------------------------------------
Net sales                                            $  7,282            $ 3,742            $18,538
Inventory purchases                                    98,227             51,202             34,393
Component recovery agreement expenses                 204,603             65,298             27,350
Administrative services and other expenses                524                529              1,147
Property, plant and equipment purchases                 7,651              6,634              4,395
Property, plant and equipment sales                    37,504              2,744              5,307

The above transactions with affiliates include those of MCMS through February 26, 1998.

Effective September 2, 1999, the Company entered into an amended and restated Component Recovery Agreement (the "CRA") with MTI, which expires August 30, 2001. The Company has no expectation that MTI will agree to extend or renegotiate the CRA at the end of the current term. In addition, MTI currently has an option to require the Company to sell to it SpecTek's property and equipment for a purchase price equal to net book value, and MTI can exercise this purchase option at any time. The CRA would terminate if MTI purchases the property and equipment of SpecTek.

Under the CRA, MTI is required to provide the Company with all of the nonstandard memory components produced at its semiconductor operations. The CRA also provides that the cost of components obtained from MTI will be negotiated on a quarterly basis. The cost of obtaining components in 2000 was 75.0% of pre-tax income attributable to the sale of such components in the fourth quarter, 62.5% in the third and second quarters and 50.0% in the first quarter. The cost of obtaining components under the CRA will be 90.0% of pretax income during the first quarter of 2001. The Company can not assure the cost of obtaining components under the CRA during any subsequent quarter. Any increase in cost to the Company to obtain components from MTI under the CRA could have a material adverse effect on its financial condition, results of operations and cash flows.

The CRA also provides that MTI will make commercially reasonable efforts to obtain for the Company nonstandard memory components produced by TECH Semiconductor Singapore Pte. Ltd. and KMT Semiconductor Limited, joint venture companies in which MTI is affiliated. The Company may agree with MTI and the joint venture companies to utilize a pricing matrix based on effective yields and worldwide average sales prices in order to establish prices for the components from the joint venture companies. In such case, the price paid by the Company for components from the joint ventures will be determined under the matrix, rather than as a percentage of pre-tax net income.

The expiration or termination of the CRA, or the sale of the property and equipment of SpecTek to MTI, would have a material adverse effect on the Company's business, financial position, results of operations and cash flows. Historically, SpecTek has had a significant positive impact on the Company's results of operations and cash flows. In 2000, the SpecTek segment's net sales were $493 million and its operating income was $189 million. Virtually all of the components used by SpecTek are obtained from MTI or affiliates of MTI under the CRA. Semiconductor manufacturers other than MTI are reluctant to sell to the Company nonstandard memory components because such components could compete with their full specification memory components for similar applications. In addition, some manufacturers are concerned that subsequent testing performed by a recovery operation could reveal proprietary data regarding manufacturing yields and processes. Because of the significant impediments to obtaining alternative sources of supply, it is unlikely that the Company will be able to continue its SpecTek operations following expiration or termination of the CRA.

The CRA also provides that MTI will purchase and lease back to SpecTek equipment as is reasonably appropriate for SpecTek to perform its component recovery operations. MTI purchased equipment at net book value in the amount of $35 million from SpecTek in 2000.

Effective September 2, 1999, the Company entered into an exclusive Sales Representative Agreement with Micron Semiconductor Products, Inc., ("MSP") a subsidiary of MTI, under which MSP will serve as exclusive sales representative for SpecTek memory products.

On March 17, 2000 the Company assigned 58 patents, 176 patent applications and 1 invention disclosure to MTI in exchange for $4.5 million in cash. The cash received in excess of historical cost was $2.3 million, net of tax, which was recorded as additional capital.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements-Continued
(in thousands, except per share amounts)

Commitments

As of August 31, 2000, the Company had commitments of $19 million for equipment purchases and $19 million for software infrastructure. In addition, the Company is required to make minimum royalty payments under certain agreements and periodically enter into purchase commitments with certain suppliers.

The Company leases various office and production facilities and certain other property and equipment, under operating lease agreements expiring through 2007, with optional renewal periods thereafter. Rental expense was approximately $8 million, $4 million, and $5 million in 2000, 1999 and 1998, respectively. Future minimum lease payments are as follows:

Fiscal Year                                                  Minimum Payments
-----------------------------------------------------------------------------
2001                                                                   $ 3,662
2002                                                                     3,088
2003                                                                     2,657
2004                                                                     2,719
2005                                                                     2,216
Thereafter                                                               4,420
                                                                       -------
                                                                       $18,762
                                                                       =======

Income Taxes

Fiscal year ended                      August 31, 2000   September 2, 1999  September 3, 1998
----------------------------------------------------------------------------------------------
Current:
  U.S. federal                                $15,753             $ 5,346            $29,299
  State                                         3,416                 348              2,089
                                              -------             -------            -------
                                               19,169               5,694             31,388
                                              -------             -------            -------
Deferred:
  U.S. federal                                 (1,783)             15,398              6,178
  State                                           418               1,502                585
                                              -------             -------            -------
                                               (1,365)             16,900              6,763
                                              -------             -------            -------
Income tax provision                          $17,804             $22,594            $38,151
                                              =======             =======            =======

The tax benefit associated with non-statutory stock options and disqualifying dispositions by employees of shares issued under the Company's stock plans reduced taxes payable by approximately $0.05 million, $0.4 million and $0.03 million for 2000, 1999 and 1998, respectively. These benefits were credited to additional capital.

A reconciliation between the income tax provision and income tax computed using the federal statutory rate follows:

Fiscal year ended                                            August 31, 2000   September 2, 1999   September 3, 1998
---------------------------------------------------------------------------------------------------------------------
U.S. federal income tax at statutory rate                            $20,771             $20,691             $30,136
State taxes, net of federal benefit and state tax credits                723               1,777               1,743
Valuation allowance                                                        -                   -               4,139
In-process research and development                                        -                 350                   -
Tax-Exempt Foreign Trade Income                                       (5,398)             (2,379)               (688)
Other                                                                  1,708               2,155               2,821
                                                                     -------             -------             -------
Income tax provision                                                 $17,804             $22,594             $38,151
                                                                     =======             =======             =======


Micron Electronics, Inc.
Notes to Consolidated Financial Statements-Continued
(in thousands, except per share amounts)

The tax effects of temporary differences and carryforwards that give rise to the deferred tax assets and liabilities are as follows:

As of                                 August 31, 2000   September 2, 1999
--------------------------------------------------------------------------
Deferred tax assets:
  Receivables and other allowances           $  2,515            $  4,827
  Inventories                                   1,814               1,308
  Accrued expenses                              6,030               7,287
  Investment basis difference                   3,358               3,361
  Accrued compensation                          4,501               3,540
  Accrued licenses and royalties                1,431               1,595
  Deferred revenue                              8,631               1,753
  Net operating loss carryforwards              4,652               5,590
  Other                                         2,024               1,351
                                             --------            --------
Total deferred tax assets                      34,956              30,612
  Valuation allowance                          (4,652)             (4,652)
                                             --------            --------
Net deferred tax assets                        30,304              25,960
                                             --------            --------

Deferred tax liabilities:
  Property, plant and equipment                (6,231)             (4,637)
  Acquired intangibles                         (9,368)             (2,122)
  Deferred patent charges                      (1,843)             (1,829)
  Other                                       (15,792)            (14,479)
                                             --------            --------
Total deferred tax liabilities                (33,234)            (23,067)
                                             --------            --------
Net deferred taxes                           $ (2,930)           $  2,893
                                             ========            ========

The Company has federal operating loss carryforwards of $11 million (including $10 million and $1 million as a result of the NetFRAME and HostPro acquisitions) that expire beginning in 2006. The Company also has apportioned state operating loss carryforwards of $18 million (including $4 million as a result of the NetFRAME acquisition) that begin to expire in 2001. Deferred tax liabilities of approximately $7 million and $2 million were recorded in connection with the acquisitions in 2000 and 1999, respectively. The use of pre-acquisition operating losses and tax credit carryforwards are subject to limitations imposed by the Internal Revenue Code. To the extent the amount of NetFRAME's operating loss and tax credit carryforwards available to offset future taxable income were statutorily limited, no deferred tax asset was established.

Earnings Per Share

In accordance with SFAS No. 128, "Earnings Per Share", diluted earnings per share excludes anti-dilutive employee stock options of approximately 5.1 million, 1.2 million and 0.8 million in 2000, 1999 and 1998, respectively. A reconciliation of the income available to common shareholders and number of common shares outstanding follows:

Fiscal year ended                                  August 31, 2000         September 2, 1999        September 3, 1998
---------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                $41,543                   $36,524                  $47,953
                                                           =======                   =======                  =======
Common shares outstanding:
  Weighted average shares outstanding - basic               96,447                    96,127                   95,657
  Effect of dilutive stock options                             303                       506                      370
                                                            ------                    ------                   ------
  Weighted average shares outstanding - diluted             96,750                    96,633                   96,027
                                                            ======                   =======                  =======
Earnings per share:
  Basic                                                       0.43                   $  0.38                  $  0.50
  Diluted                                                     0.43                      0.38                     0.50
Contingencies

Micron Electronics, Inc.
Notes to Consolidated Financial Statements - Continued
(in thousands, except per share amounts)

CONTINGENCIES

The Company is defending a consumer class action lawsuit filed in the Federal District Court of Minnesota based on the alleged sale of defective computers. No class has been certified in the case. The case involves a claim that we sold computer products with a defect that may cause errors when information is written to a floppy disk. Substantially similar lawsuits have been filed against other major computer manufacturers. The case is currently in the early stages of discovery, and we are therefore unable to estimate total expenses, possible loss or range of loss that may ultimately be connected with the matter.

During the third quarter of 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states. In association therewith, the Company is party to agreements with nearly all states, which generally limit its liability, if any, for non-remittance of sales and use taxes prior to such agreements' effective dates. The Company believes the resolution of any matters relating to the non-remittance of sales or use taxes prior to the balance sheet date will not have a material adverse effect on its business, financial position, and results of operations and cash flows.

Periodically, the Company is made aware that technology it uses may infringe on intellectual property rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for alleged infringement prior to the balance sheet date. Resolution of these claims could have a material adverse effect on future results of operations and could require changes in the Company's products or processes.

The Company is currently a party to various other legal actions arising out of the normal course of business, none of which is expected to have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

During the fourth quarter of 1998 the results of operations were favorably affected by a benefit to cost of goods sold of $12 million related to revisions of estimates for certain contingencies for product and process technology costs for patent infringement matters based on new information learned by management in the fourth quarter of 1998.

Operating Segment and Geographic Information

The Company adopted Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information" in 1999. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers.

Micron Electronics, Inc.
Notes to Consolidated Financial Statements - Continued
(in thousands, except per share amounts)

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Segment operating results are measured based on operating income (loss). The eliminations primarily reflect administrative service charges and equipment sales between PC Systems, HostPro and SpecTek. Service charges are based on estimated costs and equipment sales are based on cost.

Fiscal year ended                                 August 31, 2000   September 2, 1999   September 3, 1998
---------------------------------------------------------------------------------------------------------
Net Sales

  PC Systems                                           $1,038,502          $1,239,795          $1,497,339
  HostPro                                                  32,862                   -                   -
  SpecTek                                                 493,512             200,496              95,366
  MCMS                                                          -                   -             145,682
                                                       ----------          ----------          ----------
  Total segment sales                                   1,564,876           1,440,291           1,738,387
  Elimination of internal net sales                        (8,660)             (2,462)             (4,955)
                                                       ----------          ----------          ----------
  Total net sales                                      $1,556,216          $1,437,829          $1,733,432
                                                       ==========          ==========          ==========
Operating Income (Loss)

  PC Systems                                           $ (100,766)         $  (32,369)         $ (107,952)
  HostPro                                                 (42,946)                  -                   -
  SpecTek                                                 189,362              75,683              14,287
  MCMS                                                          -                   -              10,663
                                                       ----------          ----------          ----------
  Total segment operating income (loss)                    45,650              43,314             (83,002)
  Elimination of intersegment income (loss)                (1,807)                (93)               (892)
                                                       ----------          ----------          ----------
  Total operating income (loss)                        $   43,843          $   43,221          $  (83,894)
                                                       ==========          ==========          ==========
Additions of Long-lived Assets

  PC Systems                                           $   53,469          $   40,748          $   29,705
  HostPro                                                 104,369              25,004                   -
  SpecTek                                                  47,482               9,474              26,881
  MCMS                                                          -                   -              10,704
                                                       ----------          ----------          ----------
  Total segment long-lived asset additions                205,320              75,225              67,290
  Eliminations of intersegment additions                     (289)                  -                   -
                                                       ----------          ----------          ----------
  Total long-lived asset additions                     $  205,031          $   75,225          $   67,290
                                                       ==========          ==========          ==========
Depreciation and Amortization

  PC Systems                                           $   19,843          $   14,698          $   19,035
  HostPro                                                  12,208                   -                   -
  SpecTek                                                  14,413              17,185              14,831
  MCMS                                                          -                   -               5,300
                                                       ----------          ----------          ----------
  Total segment depreciation and amortization              46,464              31,883              39,166
  Elimination of depreciation and amortization                (20)                  -                   -
                                                       ----------          ----------          ----------
  Total depreciation and amortization                  $   46,444          $   31,883          $   39,166
                                                       ==========          ==========          ==========

Micron Electronics, Inc.
Notes to Consolidated Financial Statements - Continued
(in thousands, except per share amounts)


Fiscal year ended                 August 31, 2000  September 2, 1999  September 3, 1998
---------------------------------------------------------------------------------------
Net Sales by Geographic Area
  (based on customer location)

  United States                        $1,248,143         $1,267,251         $1,581,626
  Non-US                                  316,733            173,040            156,761
                                       ----------         ----------         ----------
  Totals                               $1,564,876         $1,440,291         $1,738,387
                                       ==========         ==========         ==========
Major Customers

The Company's PC Systems segment received approximately $246 million, $261 million and $259 million in net revenue for in 2000, 1999 and 1998, respectively, from a single external customer, the federal government.

As of                                  August 31, 2000   September 2, 1999   September 3, 1998
----------------------------------------------------------------------------------------------
Total Assets

 PC Systems                                   $390,521            $558,295            $561,525
 HostPro                                       135,972              29,692                   -
 SpecTek                                       456,450             156,490             130,918
                                              --------            --------            --------
 Total segment assets                          982,943             744,477             692,443
 Intersegment eliminations                     (59,401)            (10,946)                  -
                                              --------            --------            --------
 Total assets                                 $923,542            $733,531            $692,443
                                              ========            ========            ========
Property, Plant and Equipment by Geographic Area

 United States                                $211,656            $159,847            $146,880
 Non-US                                              1                  12               1,032
                                              --------            --------            --------
 Totals                                       $211,657            $159,859            $147,912
                                              ========            ========            ========

Subsequent Event

On September 29, 2000, the Company sold its remaining 10% interest in MCMS for a net gain of $4.5 million.

Micron Electronics, Inc.
Quarterly Financial Information (Unaudited)
(In thousands, except per share amounts)

                                               Fourth               Third              Second            First
                                               Quarter             Quarter             Quarter          Quarter
---------------------------------------------------------------------------------------------------------------
2000
   Net sales                                  $499,961            $369,543            $333,760         $352,952
   Gross margin                                106,918              76,559              66,713           86,720
   Net income (loss)                            23,065              (1,866)              5,724           14,620
   Earnings (loss) per share:
      Basic                                       0.24               (0.02)               0.06             0.15
      Diluted                                     0.24               (0.02)               0.06             0.15
1999
   Net sales                                  $333,067            $327,665            $373,600         $403,496
   Gross margin                                 76,618              61,418              63,392           68,818
   Net income                                   13,715               6,981               4,169           11,659
   Earnings per share:
      Basic                                       0.14                0.07                0.04             0.12
      Diluted                                     0.14                0.07                0.04             0.12

Micron Electronics, Inc.
Report of Independent Accountants



The Shareholders and Board of Directors
Micron Electronics, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Micron Electronics, Inc. and its subsidiaries at August 31, 2000, and September 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                        /s/ PricewaterhouseCoopers LLP


Boise, Idaho
September 29, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information concerning the Registrant's executive officers and directors is included under the caption "Officers and Directors of the Registrant" included in PART I, Item 1 of this report. Other information required by Items 10, 11, 12 and 13 will be contained in the registrant's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after August 31, 2000, and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following are filed as a part of this report:

     Financial statements and financial statement schedules--see "Item 8. Financial Statements and Supplementary Data."

     Exhibit    Description
     -------    -----------


     2.1 Agreement of Merger, dated as of October 30, 1994, as amended by the first amendment thereto, dated as of December 13, 1994, by and among ZEOS, MCI and MCMS (1)
     2.2 Articles of Merger, dated April 7, 1995, by and among ZEOS, MCI and MCMS (2)
     3.1        Articles of Incorporation of Registrant, as amended (3)
     3.2        Bylaws of the Registrant, as amended (4)
     10.35      1995 Stock Option Plan, as amended (5)
     10.36      1995 Employee Stock Purchase Plan, as amended (6)
     10.38 Form of Indemnification Agreement between the Registrant and its officers and directors (7)
     10.39 Form of Six-Month Termination Agreements for certain officers of the Registrant (7)
     10.42 Amended and Restated Component Recovery Agreement, dated effective September 2, 1999, between the Registrant and Micron Technology, Inc. (8)
     10.44 Form of Twelve-Month Termination Agreements for certain officers of the Registrant (4)
     10.45 Form of Two-Year Termination Agreements for certain officers of the Registrant (4)
     10.47 Form of Employment and Noncompete Agreement, with 12-month termination provision, for certain officers of the Registrant
                (9)
     10.48 Form of Employment and Noncompete Agreement, with 6-month termination provision, for certain officers of the Registrant
                (9)
     10.49 Addendum to Severance Agreement, dated January 23, 1998, by and between the Registrant and T. Erik Oaas (9)
     10.52      Employment Offer, dated January 10, 1998, to Joel J. Kocher (9)
     10.53 Credit Agreement, dated June 10, 1998, between the Registrant and certain financial institutions named therein (10)
     10.55 Assignment and Assumption Agreement, dated September 1, 1998, between the Registrant and certain financial institutions named therein (11)
     10.56 Form of Employment, Severance and Noncompete Agreement for Certain Officers of the Registrant (11)
     10.58 Micron Electronics, Inc. Management and Executive Incentive Plan, as amended (12)

  10.59   Amendment No. 1 to Credit Agreement, dated November 5, 1998, between certain subsidiaries of the Registrant and certain financial institutions named therein (13)
  10.60 Guaranty Agreement, dated November 5, 1998, between certain subsidiaries of the Registrant and certain financial institutions named therein (13)
  10.63   Employment Offer, dated March 17, 1999 to Jill D. Smith (14)
  10.64 Employment, Severance, and Noncompete Agreement, dated March 22, 1999, between the Registrant and Jill D. Smith (14)
  10.65 Exclusive Sales Representative Agreement effective September 2, 1999, between the Registrant and Micron Semiconductor Products, Inc. (8)
  10.66 Amendment No. 2 to Credit Agreement dated September 30, 1999, between the Registrant and certain financial institutions named therein (12)
  10.67 Guaranty Agreement, dated September 30, 1999, between the Registrant and certain financial institutions named therein (12)
  10.68   Amended Non Qualified Stock Option Agreement, dated April 6, 2000 (15)
  10.69   Amended Non Qualified Stock Option Agreement, dated April 6, 2000 (15)
  10.70   HostPro, Inc. 2000 Equity Incentive Plan I
  10.71   HostPro, Inc. 2000 Equity Incentive Plan II
  10.72   Form of Notice of Grant for HostPro, Inc. 2000 Equity Incentive Plans
  10.73   Form of Notice of Grant for HostPro, Inc. 2000 Equity Incentive Plans
  10.74 Amendment No. 3 to Credit Agreement dated July 27, 2000, between the Registrant and certain financial institutions named therein
  21      Subsidiaries of the Registrant
  23      Consent of Independent Accountants
  27      Financial Data Schedule


  (1) Incorporated by reference to Registration Statement on Form S-4 (File No. 33-90212), as declared effective on March 13, 1995
  (2)     Incorporated by reference to Current Report on Form 8-K, dated April
          7, 1995
  (3) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 1995
  (4) Incorporated by reference to Annual Report on Form 10-K, as amended, for the fiscal year ended August 28, 1997
  (5) Incorporated by reference to Registration Statement on Form S-8 (File No. 333-94745 filed January 14, 2000)
  (6) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended June 1, 1995
  (7) Incorporated by reference to Annual Report on Form 10-K, as amended, for the fiscal year ended August 31, 1995
  (8) Incorporated by reference to Current Report on Form 8-K, dated September 10, 1999
  (9) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 26, 1998
 (10) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 28, 1998
 (11) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended September 3, 1998
 (12) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 1999
 (13) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 3, 1998
 (14) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended June 3, 1999
 (15) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended June 1, 2000

(b)  Reports on Form 8-K:

The Registrant did not file any reports for the quarter ended August 31, 2000.

Additions, GoBook, Millennia Max, Millennia MicroTower, MPower, NetNow!, PowerXchange, and TransPort Trek are trademarks of the Company. ClientPro, Millennia, NetFRAME, Net.Now!, SpecTek, TransPort, VelocityNet Direct, Vetix and ZEOS are registered trademarks of the Company. Pentium is a registered trademark of Intel Corporation. Celeron, Xeon and MMX are trademarks of Intel Corporation. Microsoft, Windows and Windows NT are registered trademarks of Microsoft Corporation. All other product names appearing herein are for identification purposes only and may be trademarks of their respective companies.

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Nampa, State of Idaho, on the 12 th day of October, 2000.

                              Micron Electronics, Inc.

                              /s/  James R. Stewart
                              --------------------------------------------------
                              James R. Stewart
                              ----------------
                              Executive Vice President, Finance and Chief
                              Financial Officer (Principal Financial and
                              Accounting Officer)


Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nampa, State of Idaho, on the 12/th/ day of October, 2000.

Signature                           Title                                                  Date
--------------------------          -------------------------------------------------      ----------------
/s/ Joel J. Kocher                  Chairman of the Board, President, and Chief            October 12, 2000
--------------------------
(Joel J. Kocher)                    Executive Officer (Principal Executive Officer)

/s/ Robert Lee                      Director                                               October 12, 2000
--------------------------
(Robert Lee)

/s/ Steven R. Appleton              Director                                               October 12, 2000
--------------------------
(Steven R. Appleton)

/s/ Robert A. Lothrop               Director                                               October 12, 2000
--------------------------
(Robert A. Lothrop)

/s/ John B. Balousek                Director                                               October 12, 2000
--------------------------
(John B. Balousek)

Schedule II
Micron Electronics, Inc.
Valuaton and Qualifying Accounts
(In thousands)

Fiscal year ended                         August 31, 2000   September 2, 1999   September 3, 1998
--------------------------------------------------------------------------------------------------
Allowance For Doubtful Accounts

Balance at beginning of year                $   3,846           $ 3,709               7,556
Additions charged to expense                    5,750             2,715               4,273
Acquisitions                                      400                 -                   -
Reductions and write-offs                      (3,818)           (2,578)             (7,662)
Sale of MCMS                                        -                 -                (458)
                                            ---------          --------             -------
Balance at end of year                          6,178          $  3,846             $ 3,709
                                            =========          ========             =======

Deferred Tax Asset Valuation Allowance

Balance at beginning of year                $   4,652          $  4,139             $     -
Additions charged to expense                        -                 -               4,139
Additions from acquisitions                         -               513                   -
                                            ---------          --------             -------
Balance at end of year                      $   4,652          $  4,652             $ 4,139
                                            =========          ========             =======
