Form 10-Q/A
period 1999-12-02
MICRON ELECTRONICS INC
filed 2000-11-16
CIK 854460

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 2, 1999


                                      OR


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ______________ to _________________

                         Commission file number  17932

                           MICRON ELECTRONICS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           MINNESOTA                                      41-1404301
------------------------------------           ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)



          900 EAST KARCHER ROAD
             NAMPA, IDAHO                                 83687
--------------------------------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)


                                 (208) 898-3434
--------------------------------------------------------------------------------
Registrant's telephone number, including area code

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
                                               ---

          As of January 10, 2000, the Registrant had outstanding 96,294,809 shares of its common stock, par value $0.001 per share.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

     (a)   Exhibits

           EXHIBIT           DESCRIPTION
           -------           -----------

           10.35            1995 Stock Option Plan, as amended (1)

           10.58 Micron Electronics, Inc. Management and Executive Incentive Plan, as amended (2)

           10.66 Amendment No. 2 to Credit Agreement, dated September 30, 1999, between the Company and certain financial institutions named therein

           10.67 Guaranty Agreement, dated September 30, 1999, between the Company and certain financial institutions named therein

           27               Financial Data Schedule


     (b)   Reports on Form 8-K

           On September 13, 1999 the Company filed a report on Form 8-K, which announced the entering into an amended Component Recovery Agreement with Micron Technology, Inc.

           On October 13, 1999, the Company filed a report on form 8-K, which announced the appointment of Jack Balousek as a director.



(1) Incorporated by reference to Registration Statement on Form S-8 (File No. 333-94745), filed on January 14, 2000.

(2) Incorporated by reference to Appendix B to the Company's definitive 14A Proxy Statement, filed on November 1, 1999. The Company's Quarterly Report for the quarterly period ended December 2, 1999 inadvertently omitted to incorporate this Exhibit 10.58 by reference.

             SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date:  November 16, 2000.


                                               MICRON ELECTRONICS, INC.
                                               a Minnesota corporation


                                               By:   /s/ James R. Stewart
                                                   ----------------------------
                                                         James R. Stewart,
                                                         Senior Vice President
                                                         Finance, Chief
                                                         Financial Officer
                                                         (Principal Financial
                                                         and Accounting
                                                         Officer)