Form 10-Q
period 2000-11-30
MICRON ELECTRONICS INC
filed 2001-01-16
CIK 854460

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 2000

                                      OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                         Commission File Number: 17932

                                  __________

                           Micron Electronics, Inc.
                          --------------------------
            (Exact name of registrant as specified in its charter)


   State or other jurisdiction of incorporation or organization:  Minnesota


                                  __________


       Internal Revenue Service - Employer Identification No. 41-1404301


                                  __________

                    900 E. Karcher Road, Nampa, Idaho 83687
                                (208) 898-3434


                                  __________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X       No _____
      -----

     The number of outstanding shares of the registrant's common stock as of January 14, 2001 was 96,673,262.

PART I.  Financial Information
------------------------------

Item 1.  Financial Statements

Micron Electronics, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

Fiscal quarter ended                               November 30, 2000   December 2, 1999
---------------------------------------------------------------------------------------
Net sales                                                 $  404,035           $352,952
Cost of goods sold                                           342,643            266,232
                                                          ----------       ------------
Gross margin                                                  61,392             86,720
Selling, general and administrative                           61,960             68,626
Research and development                                       1,237                576
Other expense (income), net                                    2,458                665
                                                          ----------       ------------
Operating income (loss)                                       (4,263)            16,853
Loss on equity investments                                     2,114                  -
Gain on sale of investment                                     4,500                  -
Interest income, net                                           4,129              4,031
                                                          ----------       ------------
Income before taxes                                            2,252             20,884
Income tax provision                                             676              6,264
                                                          ----------       ------------
Net income                                                $    1,576           $ 14,620
                                                          ==========       ============

Earnings per share:
  Basic                                                   $     0.02           $   0.15
  Diluted                                                       0.02               0.15

Number of shares used in per share calculation:
  Basic                                                       96,673             96,279
  Diluted                                                     96,822             96,448

Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

Fiscal quarter ended                               November 30, 2000   December 2, 1999
---------------------------------------------------------------------------------------
Net income                                                $    1,576           $ 14,620
                                                          ----------       ------------
Comprehensive income                                      $    1,576           $ 14,620
                                                          ==========       ============

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Balance Sheets
(In thousands, except par value and share amounts)
(Unaudited)

As of                                                                  November 30, 2000  August 31, 2000
---------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                       $164,586         $200,002
Liquid investments                                                               141,759          126,032
Receivables                                                                      206,461          233,371
Inventories                                                                       44,176           30,529
Deferred income taxes                                                             14,602           13,152
Other current assets                                                               9,618           10,386
                                                                                --------         --------
Total current assets                                                             581,202          613,472
Property, plant and equipment, net                                               221,479          211,657
Goodwill and intangibles, net                                                     79,019           83,823
Equity investment                                                                  5,361            6,408
Other assets                                                                      14,134            8,182
                                                                                --------         --------
Total assets                                                                    $901,195         $923,542
                                                                                ========         ========

Liabilities and Shareholders' Equity
Accounts payable and accrued expenses                                           $317,490         $345,763
Accrued licenses and royalties                                                    17,500           22,441
Current debt                                                                       4,928            3,255
                                                                                --------         --------
Total current liabilities                                                        339,918          371,459
Long-term debt                                                                     5,612            2,175
Deferred income taxes                                                             16,253           16,082
Other liabilities                                                                 30,379           27,246
                                                                                --------         --------
Total liabilities                                                                392,162          416,962
                                                                                --------         --------
Commitments and contingencies
Common stock, $.01 par value, authorized 150 million shares; issued
  and outstanding 96.7 million                                                       967              967
Additional capital                                                               135,363          134,485
Retained earnings                                                                372,703          371,128
                                                                                --------         --------
Total shareholders' equity                                                       509,033          506,580
                                                                                --------         --------
Total liabilities and shareholders' equity                                      $901,195         $923,542
                                                                                ========         ========

The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Fiscal quarter ended                                   November 30, 2000             December 2, 1999
-----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                      $  1,576                     $ 14,620
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                15,743                        8,120
     Provision for doubtful accounts                                 592                          709
     Loss on equity investments                                    2,114                            -
     Gain on sale of investment                                   (4,500)                           -
     Changes in operating assets and liabilities:
       Receivables                                                26,318                        2,971
       Inventories                                               (13,647)                      (5,245)
       Other current assets                                          768                       12,647
       Accounts payable and accrued expenses                     (31,075)                      12,114
       Accrued licenses and royalties                             (4,941)                         681
       Deferred income taxes                                      (1,279)                       2,284
       Other                                                         548                          189
                                                                --------                     --------
Net cash (used in) provided by operating activities               (7,783)                      49,090
                                                                --------                     --------
Cash Flows From Investing Activities
Expenditures for property, plant and equipment                   (26,287)                     (20,084)
Proceeds from sale of property, plant and equipment               10,258                            -
Purchases of held-to-maturity investment securities              (56,658)                     (99,750)
Proceeds from maturities of investment securities                 36,000                       32,405
Equity investments                                                (1,066)                           -
Proceeds from sale of investment                                   4,500                            -
Other                                                               (378)                       3,714
                                                                --------                     --------
Net cash used in investing activities                            (33,631)                     (83,715)
                                                                --------                     --------
Cash Flows From Financing Activities
Proceeds from borrowings                                           6,140                            -
Repayments of debt                                                (1,032)                      (8,124)
Proceeds from issuance of common stock                               890                          348
                                                                --------                     --------
Net cash provided by (used in) financing activities                5,998                       (7,776)
                                                                --------                     --------
Net decrease in cash and cash equivalents                        (35,416)                     (42,401)
Cash and cash equivalents at beginning of period                 200,002                      200,950
                                                                --------                     --------
Cash and cash equivalents at end of period                      $164,586                     $158,549
                                                                ========                     ========
Supplemental Disclosures
Income taxes paid, net of amounts recovered                     $  7,284                     $    261
Interest paid, net of amounts capitalized                             44                           35

The accompanying notes are an integral part of the financial statements.

MICRON ELECTRONICS, INC.
Notes to Financial Statements
(In thousands, except per share amounts)
(Unaudited)

1.  Unaudited Interim Financial Statements

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Micron Electronics, Inc. and its subsidiaries (collectively, the "Company") and its results of operations and cash flows. Operating results for the three-month period ended November 30, 2000 are not necessarily indicative of the results that may be expected for the full year. Certain reclassifications, none of which affects net income, have been made to present the financial statements on a consistent basis.

Basis of presentation -- This report on Form 10-Q for the first quarter ended November 30, 2000, should be read in conjunction with the Company's report on Form 10-K ("10-K") for the fiscal year ended August 31, 2000. Portions of the accompanying financial statements are derived from the audited year-end financial statements contained in the 10-K. The Company's operations are reported on a fiscal basis, which is a 52 or 53-week period ending on the Thursday closest to August 31; the years ending August 30, 2001 and August 31,
2000 contain 52 weeks.   All references to periods, including annual and
quarterly, are on a fiscal basis. As of November 30, 2000 Micron Technology, Inc. ("MTI") owned 61% of the Company's outstanding common stock.

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

Recently issued accounting standards -- In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked-to-market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. SFAS No. 133 was implemented by the Company in the first quarter of 2001. Implementation of SFAS No. 133 did not have any impact on the Company's results of operations, financial position and cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB No. 101") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption is currently required by the end of 2001, and early adoption is permitted. The Company is currently evaluating the effect SAB No. 101 may have on its future results of operations, financial position and cash flows.

2. Receivables

As of                                  November 30, 2000   August 31, 2000
--------------------------------------------------------------------------
Trade receivables                               $198,276          $220,082
Receivables from affiliates                        6,444             8,819
Other                                              8,084            12,449
Allowance for doubtful accounts                   (4,672)           (6,178)
Allowance for returns and discounts               (1,671)           (1,801)
                                                --------          --------
                                                $206,461          $233,371
                                                ========          ========

MICRON ELECTRONICS, INC.
Notes to Financial Statements -- Continued
(In thousands, except per share amounts)
(Unaudited)

3. Inventories

As of                                                   November 30, 2000   August 31, 2000
-------------------------------------------------------------------------------------------
Raw materials and supplies                                      $  23,775         $  14,065
Work in progress                                                   14,679             8,403
Finished goods                                                      5,722             8,061
                                                                ---------         ---------
                                                                $  44,176         $  30,529
                                                                =========         =========

4. Property, Plant and Equipment

As of                                                   November 30, 2000   August 31, 2000
-------------------------------------------------------------------------------------------
Land                                                            $   1,234         $   1,234
Buildings                                                          68,786            69,371
Equipment and software                                            230,745           213,722
Assets in progress                                                 45,116            40,938
                                                                ---------         ---------
                                                                  345,881           325,265
Less accumulated depreciation and amortization                   (124,402)         (113,608)
                                                                ---------         ---------
                                                                $ 221,479         $ 211,657
                                                                =========         =========

5. Acquired Intangibles and Goodwill

As of                                                   November 30, 2000   August 31, 2000
-------------------------------------------------------------------------------------------
Acquired intangibles                                            $  26,298         $  26,298
Goodwill                                                           65,147            66,209
                                                                ---------         ---------
                                                                   91,445            92,507
Less accumulated amortization                                     (12,426)           (8,684)
                                                                ---------         ---------
                                                                $  79,019         $  83,823
                                                                =========         =========

6.  Equity Investment

On April 7, 2000, the Company invested $7 million in Bird on a Wire, Inc. ("BOAW"), a dedicated Web hosting start-up company in exchange for a non-interest bearing convertible debenture (the "Debenture"). The Debenture is convertible after April 7, 2003, or upon the occurrence of certain liquidity events, into common shares that will provide the Company with up to 30% of the issued and outstanding common shares of BOAW at the conversion date. The Company accounts for this investment using the equity method of accounting.

On September 1, 2000, the Company entered into a Preferred Stock Purchase Agreement, under which it acquired a 27% interest in ConnectedSupport, Inc. ("CS"), an on-line provider of PC service and support, in exchange for $1.0 million and certain tangible and intangible property. Scott Bower, who resigned from his position as Vice President and General Manager of the Company's subsidiary, Micron Computer Services, Inc., owns a 36% interest in CS, and serves as its Chief Executive Officer.

BOAW and CS have incurred losses that have been accounted for by the Company as a reduction in its equity investments. At November 30, 2000, book value of the BOAW and CS investments were $5 million and $0.3 million, respectively.

MICRON ELECTRONICS, INC.
Notes to Financial Statements -- Continued
(In thousands, except per share amounts)
(Unaudited)

7. Accounts Payable and Accrued Expenses

As of                                                                                          November 30, 2000   August 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
Trade accounts payable                                                                                  $171,982          $195,882
Payable to affiliates                                                                                    103,692            95,798
Salaries, wages and benefits                                                                              11,895            19,947
Income taxes payable                                                                                         761             7,268
Accrued warranty - current                                                                                14,293            12,813
Deferred revenue - current                                                                                 9,768             8,036
Other                                                                                                      5,099             6,019
                                                                                                        --------          --------
                                                                                                        $317,490          $345,763
                                                                                                        ========          ========

8. Other Liabilities

As of                                                                                          November 30, 2000   August 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
Accrued stock compensation                                                                              $  5,002          $  5,641
Deferred revenue - long-term                                                                              12,183            10,005
Accrued warranty - long term                                                                               4,266             3,252
Other                                                                                                      8,928             8,348
                                                                                                        --------          --------
                                                                                                        $ 30,379          $ 27,246
                                                                                                        ========          ========

9. Debt

As of                                                                                          November 30, 2000   August 31, 2000
------------------------------------------------------------------------------------------------------------------------------
Notes payable in periodic installments through June 2001,
  weighted average interest rate of 7.93% and 7.93%, respectively                                       $  1,397          $  1,975
Capitalized lease obligations payable in monthly installments through
  November 2003, weighted average interest rate of 12.65% and 9.88%,
   respectively                                                                                            9,143             3,455
                                                                                                        --------          --------
                                                                                                          10,540             5,430
Less current portion                                                                                      (4,928)           (3,255)
                                                                                                        --------          --------
                                                                                                        $  5,612          $  2,175
                                                                                                        ========          ========

The Company has an unsecured credit agreement, expiring June 2001, with a group of financial institutions providing for borrowings totaling $100.0 million. As of November 30, 2000, the Company was eligible to borrow the full amount under the agreement, but had no borrowings outstanding. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends declared or paid by the Company.

Certain notes payable are collateralized by equipment with a total cost of $10 million and accumulated depreciation of $9 million as of November 30, 2000. Equipment under capital leases net of accumulated amortization was $9 million as of November 30, 2000.

10. Transactions with Affiliates

                                                         November 30, 2000  December 2, 1999
--------------------------------------------------------------------------------------------
Net sales                                                          $ 2,653           $ 1,569
Inventory purchases                                                 32,171            21,042
Component recovery agreement expenses                               61,160            25,429
Administrative services and other expenses                             113               125

Micron Electronics, Inc.
Notes to Financial Statements -Continued
(In thousands, except per share amounts)
(Unaudited)

 Property, plant and equipment purchases                             6,242               299
 Property, plant and equipment sales                                15,126             1,806

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

Under the CRA, MTI is required to provide us with all of the nonstandard memory components produced at its semiconductor operations. The CRA also provides that the cost of components obtained from MTI will be negotiated on a quarterly basis. The cost of obtaining components in 2000 was 75.0% of pre-tax income attributable to the sale of such components in the fourth quarter, 62.5% in the third and second quarters and 50.0% in the first quarter. The cost of obtaining components under the CRA was 90.0% of pretax income during the first quarter of 2001 and will be 75% of pretax income during the second quarter. The Company can not assure you of the cost of obtaining components under the CRA during any subsequent quarter. Any increase in cost to us to obtain components from MTI under the CRA could have a material adverse effect on our financial condition, results of operations and cash flows.

The CRA also provides that MTI will make commercially reasonable efforts to obtain for us nonstandard memory components produced by TECH Semiconductor Singapore Pte. Ltd. and KMT Semiconductor Ltd., joint venture companies in which MTI is affiliated. The Company may agree with MTI and the joint venture companies to utilize a pricing matrix based on effective yields and worldwide average sales prices in order to establish prices for the components from the joint venture companies. In such case, the price paid by us for components from the joint ventures will be determined under the matrix, rather than as a percentage of pretax income. During the quarter SpecTek purchased approximately 67% of its components from MTI and 33% of its components from the joint venture companies.

The expiration or termination of the CRA, or the sale of the property and equipment of SpecTek to MTI, would have a material adverse effect on the Company's business, financial position, results of operations and cash flows. Historically, SpecTek has had a significant positive impact on our results of operations and cash flows. In the first quarter of 2001, SpecTek's net sales were $118 million and its operating income was $29 million. Virtually all of the components used by SpecTek are obtained from MTI or joint venture companies under the CRA. Semiconductor manufacturers other than MTI are reluctant to sell us nonstandard memory components because such components could compete with their full specification memory components for similar applications. In addition, some manufacturers are concerned that subsequent testing performed by a recovery operation could reveal proprietary data regarding manufacturing yields and processes. Because of the significant impediments to obtaining alternative sources of supply, it is unlikely that the Company will be able to continue its SpecTek operations following expiration or termination of the CRA.

The CRA also provides that MTI will purchase, and lease back to SpecTek, equipment as is reasonably appropriate for SpecTek to perform its component recovery operations. MTI purchased equipment at net book value in the amount of $35 million from SpecTek in 2000 and $10 million in the first quarter of 2001. In accordance with the CRA, SpecTek has leased equipment back from MTI and has made $2 million of related lease payments during the first quarter of 2001.

Effective September 2, 1999, the Company entered into an exclusive Sales Representative Agreement with Micron Semiconductor Products, Inc., ("MSP") a subsidiary of MTI, under which MSP will serve as exclusive sales representative for SpecTek memory products.

11.  Income Taxes

The effective income tax rate for the three months ended November 30, 2000 and December 2, 1999 was 30%, principally reflecting the federal statutory rate, the net effect of state taxes, the effect of tax-exempt foreign trade income, and non-deductible goodwill amortization.

12.  Earnings Per Share

Micron Electronics, Inc.
Notes to Financial Statements -- Continued
(In thousands, except per share amounts)
(Unaudited)

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common equivalent shares outstanding. Potential common equivalent shares result from the assumed exercise of dilutive outstanding stock options. Diluted earnings per share exclude the effect of antidilutive stock options, aggregating 6.6 million and
5.3 million in the first quarters of 2001 and 2000 respectively. A reconciliation of the income available to common shareholders and number of common shares outstanding follows:

Micron Electronics, Inc.
Notes to Financial Statements -- Continued
(In thousands, except per share amounts)
(Unaudited)

Fiscal quarter ended                               November 30, 2000  December 2, 1999
--------------------------------------------------------------------------------------
Net income available to common shareholders                  $ 1,576           $14,620
                                                             =======           =======
Common shares outstanding:
  Weighted average shares outstanding - basic                 96,673            96,279
  Effect of dilutive stock options                               149               169
                                                             -------           -------
  Weighted average shares outstanding - diluted               96,822            96,448
                                                             =======           =======
Earnings per share:
  Basic                                                      $  0.02           $  0.15
  Diluted                                                       0.02              0.15

13. Commitments

As of November 30, 2000, the Company had commitments of $8 million for equipment purchases and $20 million for software infrastructure. In addition, the Company is required to make minimum royalty payments under certain agreements and periodically enter into purchase commitments with certain suppliers.

14. Contingencies

The Company is defending a consumer class action lawsuit filed in the Federal District Court of Minnesota based on the alleged sale of defective computers.
No class has been certified in the case. The case involves a claim that the Company sold computer products with a defect that may cause errors when information is written to a floppy disk. Substantially similar lawsuits have been filed against other major computer manufacturers. The case is currently in the early stages of discovery, and we are therefore unable to estimate total expenses, possible loss or range of loss that may ultimately be connected with the matter.

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

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Segment operating results are measured based on operating income (loss). The eliminations primarily reflect administrative service charges and equipment sales between PC Systems, HostPro and SpecTek. Service charges are based on estimated costs and equipment sales are based on cost plus five percent.

Micron Electronics, Inc.
Notes to Financial Statements -- Continued
(In thousands, except per share amounts)
(Unaudited)

Fiscal quarter ended                                          November 30, 2000       December 2, 1999
-------------------------------------------------------------------------------------------------------
Net Sales
  PC Systems                                                               $274,958           $259,541
  HostPro                                                                    13,525              4,140
  SpecTek                                                                   117,988             90,017
                                                                           --------           --------
  Total segment sales                                                       406,471            353,698
  Elimination of intersegment sales                                          (2,436)              (746)
                                                                           --------           --------
     Total consolidated net sales                                          $404,035           $352,952
                                                                           ========           ========
Operating Income (Loss)
  PC Systems                                                               $(17,229)          $(28,717)
  HostPro                                                                   (15,638)            (1,931)
  SpecTek                                                                    28,963             48,029
                                                                           --------           --------
     Total segment operating income (loss)                                   (3,904)            17,381
  Elimination of intersegment income                                           (359)              (528)
                                                                           --------           --------
     Total segment operating income (loss)                                 $ (4,263)          $ 16,853
                                                                           ========           ========
Capital Expenditures on Property, Plant and Equipment
  PC Systems                                                               $  7,045           $ 16,294
  HostPro                                                                     7,127              1,140
  SpecTek                                                                    12,115              2,650
                                                                           --------           --------
     Total segment capital expenditures                                    $ 26,287           $ 20,084
                                                                           ========           ========

16. Gain on Sale of Investment

On September 29, 2000, the Company sold its remaining 10% interest in MCMS, Inc. ("MCMS") for a net gain of $4.5 million which is shown in the statement of income as gain on sale on investment. MCMS was formerly a wholly owned subsidiary, of which 90% was sold in September 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------
(In thousands)


Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors" and in other Company filings with the Securities and Exchange
Commission.   All quarterly references are to the Company's fiscal periods ended
November 30, 2000, December 2, 1999 or August 30,2000, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

Overview

Micron Electronics, Inc. and its subsidiaries (collectively the "Company") is a computing company which provides computer products and services, Internet offerings, Web hosting and business-to-business e-commerce applications for small-and medium-sized businesses, government, education and retail markets. Under the brands micronpc.com, NetFRAME, VelocityNet Direct ("VND"), HostPro and SpecTek, we offer a wide range of innovative products, services and support.
Our three business segments are PC Systems, HostPro and SpecTek. Our PC Systems business develops, markets, manufactures, sells and supports a wide range of high performance desktop and notebook systems and network servers under the micronpc.com and NetFRAME brand names and sells, resells, and supports a variety of additional peripherals, software and services. HostPro, a Web hosting business, offers a range of business-to-business Internet products and services, including turnkey e-commerce solutions, Web and applications hosting, colocation and connectivity services. SpecTek processes and markets various grades of memory products in either component or module form for specific applications. Our operations are reported on a fiscal basis, which is a 52 or 53-week period ending on the Thursday closest to August 31. All references contained herein including annual and quarterly periods are on a fiscal basis.

The Company was formed through the April 7, 1995 merger of three businesses:
Micron Computer, Inc., Micron Custom Manufacturing Services, Inc., and ZEOS International, Ltd. As of November 30, 2000, Micron Technology, Inc. ("MTI") owned 61% of our outstanding common stock.

Results Of Operations

Net income for the first quarter of 2001 was $2 million, or $0.02 per diluted share, on net sales of $404 million, compared to net income of $15 million, or $0.15 per diluted share, on net sales of $353 million for the first quarter of 2000. The following table sets forth, for the periods indicated, certain data derived from our consolidated statement of income:

                                        2001                         2000
                               ---------------------          --------------------
                               Amount     % of Sales            Amount  % of Sales
                               --------   ----------          --------  ----------
Net sales                      $404,035        100.0%         $352,952         100%
Gross margin                     61,392         15.2%           86,720        24.6%
Selling, general and
 administrative expenses         61,960         15.3%           68,626        19.4%
Research and development          1,237          0.3%              576         0.2%
Other expense (income), net       2,458          0.6%              665         0.2%
                               --------                       --------
Operating income (loss)          (4,263)       (1.1)%           16,853         4.8%
Loss on equity investments        2,114          0.5%                -           -
Gain on sale of investment        4,500          1.1%                -           -
Interest income, net              4,129          1.0%            4,031         1.1%
Income tax provision                676          0.2%            6,264         1.8%
                               --------                       --------
Net income                     $  1,576          0.4%         $ 14,620         4.1%
                               ========                       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations -- Continued
--------------------------
(In thousands)

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations -- Continued
--------------------------
(In thousands)

Net Sales

The following table summarizes our net sales by operating segment:

                                                          First Quarter
                                           -------------------------------------------
                                                  2001                   2000
                                           --------------------   --------------------
                                             Amount  % of Sales     Amount  % of Sales
                                           --------  ----------   --------  ----------
PC Systems                                 $273,383        67.7%  $258,795        73.3%
HostPro                                      13,525         3.3%     4,140         1.2%
SpecTek                                     117,127        29.0%    90,017        25.5%
                                           --------       -----   --------       -----
  Total net sales                          $404,035       100.0%  $352,952       100.0%
                                           ========       =====   ========       =====

PC Systems -- Net sales of systems were up 6% in the first quarter of 2001 compared to the first quarter of 2000 primarily due to higher overall desktop (up 31%) and notebook (up 9%) shipments partially offset by a 17% decline in overall average selling prices. A major factor in the average selling price decline is the mix impact of increased sales through our VelocityNet Direct program ("VND"), a retail-direct business model that focuses on providing PC systems to customers via strategic retail partners. VND was launched in the third quarter of 2000 and has experienced continued growth in the first quarter of 2001 with sales increasing 4% over the fourth quarter of 2000. Desktop average selling prices were down 18% in the first quarter of 2001 compared to the first quarter of 2000, and server prices were down 10%. Notebook prices, however, were up 4% this quarter compared to the first quarter of 2000. We continued to experience pressure on sales prices as a result of industry-wide price competitiveness compounded by lower average selling prices in the retail-direct channel through our VND program.

System unit shipments for the first quarter of 2001 increased 27% compared to
the first quarter of 2000.   These increases were primarily due to our VND
program sales and an 18% increase in sales to government agencies. Desktop shipments as a percentage of total shipments remained relatively stable at 89% of total unit sales in the first quarter of 2001 compared to 86% in the first quarter of 2000. Notebook shipments represented 10% of overall net unit sales in the first quarter of 2001 compared to 12% in the first quarter of 2000. Server shipments represented 1% of overall net unit sales in the first quarter of 2001 compared to 2% in the first quarter of 2000.

HostPro -- We reported our initial full quarter of HostPro operations in the first quarter of 2000. Net sales in the first quarter of 2001 have increased to $14 million, compared to $4 million in the first quarter of 2000, primarily due to acquisitions and expansion of our data center operations. HostPro has focused its drive into higher-end hosting with the number of dedicated, managed and unmanaged servers in excess of 1,120 at the end of the first quarter of 2001. HostPro maintained over 120,000 paid hosted Web sites, 64,500 paid hosting accounts and 39,000 Internet access accounts at the end of the first quarter of 2001 compared to 15,980 paid hosted Web sites, 17,069 paid hosting accounts and 28,000 Internet access accounts at the end of the first quarter of 2000. Organic year on year growth of hosting accounts was 75%, while hosting revenue grew by 81%.

SpecTek -- Net sales of semiconductor memory products were 30% higher in the first quarter of 2001 compared to the first quarter of 2000 primarily due to a 235% increase in megabits of memory shipped offset by a 60% decrease in average selling prices. Megabits shipped in the first quarter of 2001 compared to the same quarter in 2000 increased as a result of the transition to the 128-megabit component from the 64-megabit component and additional capacity. This transition reduced component test time and increased throughput for substantially all memory products.

Net sales of semiconductor memory products were 43% lower in the first quarter of 2001 compared to the fourth quarter of 2000 primarily due to a 34% decrease in megabits of memory shipped and a 14% decrease in average selling prices. Historically, SpecTek has experienced significant volatility in product prices, and further volatility in prices for future sales of these products is anticipated. SpecTek's results of operations are influenced by a number of factors including pricing for nonstandard semiconductor memory components and the availability of those components. See "Certain Factors--SpecTek--Pricing of memory products may fluctuate".

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations -- Continued
--------------------------
(In thousands)

Gross Margin

The following table summarizes our gross margin by operating segment:

                                                      First Quarter
                                        ------------------------------------------
                                              2001                  2000
                                        -------------------   -------------------
                                         Amount  % of Sales    Amount  % of Sales
                                        -------  ----------   -------  ----------
PC Systems                              $27,760        10.1%  $35,982        13.9%
HostPro                                   3,076        23.5%    1,297        31.3%
SpecTek                                  30,556        26.1%   49,442        54.9%
                                        -------               -------
Total gross margin                      $61,392        15.2%  $86,720        24.6%
                                        =======               =======

PC Systems -- Gross margin of our PC Systems segment decreased $8 million in the first quarter of 2001 compared to the first quarter of 2000; as a percentage of net sales, gross margin decreased 3.8%. The decline is largely due to a shift in our sales mix from higher margin commercial and small-business PC systems to lower margin retail-direct VND and Government PC systems. We continue to experience significant pressure on our gross margins as a result of intense competition in the personal computer industry and an industry-wide slowdown in holiday and back-to-school retail sales. Despite these trends, VND margins have been improving and are now approaching our 8.0% target for the business.

Due to the industry-wide slowdown in holiday retail sales during the fourth quarter, many companies in the personal computer industry have excess inventory. In order to reduce inventory, these companies have begun reducing prices on PC systems. As a result, we expect continued pricing pressure in the second quarter of 2001

HostPro -- Gross margin of our HostPro segment increased $2 million in the first quarter of 2001 compared to the first quarter of 2000; as a percentage of net
sales, gross margin decreased 8.6%.   The increase in gross margin dollars,
compared to the first quarter of 2000, is primarily due to acquisitions and expansion of our data center operations. The decline in gross margin percentage was due to increased fixed costs of sales related to the expansion of data center operations completed in the last half of 2000. HostPro's cost of sales primarily represents telecommunication expense, maintenance and depreciation of data center and related telecommunication and Web hosting equipment, salary and benefits for data center and support personnel and the cost of hardware sold.

SpecTek -- Gross margin of our SpecTek segment decreased $19 million in the first quarter of 2001 compared to the first quarter of 2000; as a percentage of
net sales, gross margin decreased 29.0%.   The decrease is primarily due to the
higher cost of obtaining components from MTI and a 60% reduction in average selling prices partially offset by a 235% increase in megabits shipped. In the first quarter of 2001, the cost to obtain components from MTI pursuant to the CRA was 90% of pre-tax income attributable to the sale of such components compared to 50% in the first quarter of 2000. The cost to obtain the components in the second quarter of 2001 will be 75% pursuant to the CRA.

Historically, SpecTek has experienced significant volatility in selling prices and expects average selling prices for its memory products to continue to exhibit significant volatility. As a result, SpecTek's gross margin could decline and adversely affect our financial condition, results of operations and cash flows. The CRA provides that the cost of components obtained from MTI will be negotiated on a quarterly basis. We can not provide you assurance regarding the cost of components during any subsequent quarter. Additionally, we have no expectation that MTI will agree to extend or renegotiate the CRA at the end of its current term, which expires on August 30, 2001. See "Certain Factors -- SpecTek Operations -- We depend on the component recovery agreement with MTI" and "Certain Factors -- SpecTek-- Pricing of memory products may fluctuate".

  Selling, General and Administrative

Consolidated selling, general and administrative expenses ("SG&A") for the first quarter of 2001 decreased $7 million or 10% compared to the first quarter of 2000. The decrease was primarily due to the net impact of a $21 million reduction in the PC Systems segment that was partially offset by a $14 million
increase in the HostPro segment.   The decrease in PC Systems was principally
due to lower costs for marketing, customer support and IT spending partially offset by $1.0 million of costs related to the consolidation of the Minnesota sales call center in the first quarter of 2001. The increase in HostPro SG&A resulted from the acquisitions of LightRealm, Inc. ("LightRealm") and Worldwide International Publishing Corporation ("WIPC"), in the second and third quarters, respectively, of 2000 and the general build-up of infrastructure during 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations -- Continued
--------------------------
(In thousands)

  Research and Development

Consolidated research and development ("R&D") expenses increased in the first quarter of 2001 compared to the first quarter of 2000. This was due to higher spending in each of our three business segments in the first quarter of 2001. The expenses incurred by SpecTek primarily consist of costs related to the development of patents. R&D expenses in the PC Systems segment relate to development and engineering for the next generation of desktop, notebook, and server platforms. R&D expenses in the HostPro segment are due to development of systems for customer support and service.

  Other expense (income), net

Consolidated other expense increased in the first quarter of 2001 compared to the first quarter of 2000 primarily due to increased amortization of goodwill associated with the acquisitions in our HostPro business and a $0.3 million write-off of fixed assets formerly utilized at the Minnesota sales call center. The amount of goodwill and related amortization expense is expected to increase as we continue to execute our acquisition strategy. See "Certain Factors -- General -- Our acquisition and investment strategy for HostPro involves certain risks."

  Income Tax Provision

The effective income tax rate for the three months ended November 30, 2000 and December 2, 1999 was 30%, principally reflecting the federal statutory rate, the net effect of state taxes, the effect of tax-exempt foreign trade income, and non-deductible goodwill amortization

Liquidity and Capital Resources

As of November 30, 2000 we had cash, cash equivalents and liquid investments of $306 million, representing a decrease of $20 million compared to August 31, 2000. Principal sources of liquidity in the first quarter of 2001 were $36 million of proceeds from maturing investments, $26 million from decreases in receivables, and $10 million of proceeds from the sale of equipment.
Principal uses of cash in the first quarter of 2001 were $57 million of purchases of held to maturity investments, $30 million of decreases in accounts payable and accrued expenses, $26 million for purchases of property, plant and equipment, and $14 million of increases in inventory. Pursuant to the CRA with MTI, effective September 2, 1999, and subject to certain conditions, MTI will purchase and lease back to SpecTek equipment as is reasonably appropriate for SpecTek to perform its component recovery operations. Purchases by SpecTek accounted for $12 million of our consolidated purchases of property, plant and equipment in the first quarter of 2001. We anticipate a substantial portion of the property, plant, and equipment expenditures by SpecTek will be purchased by MTI under the arrangement. As of November 30, 2000 approximately $10 million of this amount had been purchased by MTI at net book value.

Historically SpecTek has been a principal source of liquidity for the Company. See "Certain Factors - SpecTek - We depend on the component recovery agreement with MTI."

We have an unsecured credit agreement, expiring June 10, 2001, with a group of financial institutions providing for borrowings totaling $100 million. As of November 30, 2000 we were eligible to borrow the full amount under the agreement, but had no borrowings outstanding. Under the agreement, we are subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends we can declare or pay.

At November 30, 2000, we had commitments of $5 million related to capital expenditures for the expansion and upgrading of facilities and equipment and $20 million for infrastructure software projects. Excluding acquisitions and fixed assets purchased by SpecTek, we anticipate making capital expenditures in excess of $70 million during 2001.

We expect our future working capital requirements to increase and believe that currently available cash and cash equivalents, liquid investments, cash flows from operations, current credit facilities and equipment financings will be sufficient to fund our operations for the next twelve months.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked-to-market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives,

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations -- Continued
--------------------------
(In thousands)

such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. SFAS No. 133 was implemented by the Company in the first quarter of 2001. Implementation of SFAS No. 133 did not have any impact on the Company's results of operations, financial position and cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB No. 101") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption is currently required by the end of 2001, and early adoption is permitted. The Company is currently evaluating the effect SAB No. 101 may have on its future results of operations, financial position and cash flows.

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

     . fluctuating market pricing for personal computers, Web hosting and Internet access services and semiconductor memory products;

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

Our management faces increased demands. We have experienced increased complexity in our operations, in operating and financial information systems and in our scope of operations. This increased complexity of our operations results from a number of factors, including the introduction of our VND program, a retail-direct business model that focuses on providing PC systems to customers via strategic retail partners, and the expansion of our Web hosting services capabilities through acquisitions and investments. This increased complexity has resulted in new and increased responsibilities for our management. It has placed, and continues to place,

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations -- Continued
--------------------------
(In thousands)

significant demands upon our management, operating and financial information systems and other resources and systems. In addition, during the past year, we underwent numerous changes in our management structure and personnel. We continue to consider various expansion alternatives, including expansion of facilities, acquisition or establishment of facilities in new geographic regions and certain strategic relationships. We can not assure you that our management resources, operating and financial information systems, other resources and systems will be adequate to support our existing or future operations. If this should occur, there could be a material adverse effect on our business, financial position, results of operations and cash flows.

Our acquisition and investment strategy for HostPro involves certain risks.   As
part of our strategy to grow the HostPro business, we have made a number of acquisitions and investments and expect to continue this strategy. We are required to record material goodwill and other intangible assets in the likely event the purchase price of the acquired businesses exceeds the fair value of the net assets acquired. This has resulted in significant amortization charges that may increase in future periods as we continue our acquisition strategy.
The acquired businesses may not achieve the revenues and earnings anticipated by us. As a result there could be a material adverse effect on our future financial condition and results of operations. We can not assure you of the timing or size of future acquisitions, or the effect that any future acquisitions may have on our operating results. Further we cannot assure you that suitable acquisition targets will be available under terms acceptable to us or that we will have the liquidity to complete all acquisitions or investments.

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

MTI is our controlling shareholder. As of November 30 2000, MTI owned approximately 61% of our outstanding common stock. In addition, two of our five directors are also directors of MTI, including Steven R. Appleton, Chairman and Chief Executive Officer of MTI. So long as MTI continues to own a majority of our outstanding common stock, MTI will have the ability to control matters requiring shareholder approval, including the election of directors, and potentially could control our management and corporate policies. Termination or modification of certain of our arrangements with MTI resulting in terms less favorable to us could adversely affect our business, financial position, results of operations and cash flows. In the event that MTI's ownership of us were to decrease below certain levels, certain arrangements may be terminated by MTI, which could have a material adverse effect on our business, financial position, results of operations and cash flows. See "We may be subject to intellectual property claims" and "We depend on the component recovery agreement with MTI."

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

We depend heavily on our key personnel. Our future success will depend, in part, on our ability to attract and retain key management, technical and sales and marketing personnel. We attempt to enhance our management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. We experience strong competition for such personnel in the personal computer, Web hosting, and semiconductor industries and have lost some senior management and sales personnel to competitors. Our inability to retain employees and attract and retain sufficient additional employees, and information technology, engineering and technical support resources, could have a material adverse effect on our business, financial

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations -- Continued
--------------------------
(In thousands)

position, results of operations and cash flows. We can not assure you that we will not lose key personnel or that the loss of any key personnel will not have a material adverse effect on our business, financial position, results of operations and cash flows.

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

We believe that the rate of growth in worldwide sales of personal computers, particularly in the United States, where we sell a substantial majority of our systems, has declined and may remain below the growth rates experienced in recent years. Industry forecasts project generally decreasing growth rates in personal computer sales. Any general decline in demand or decline in the rate of increase in demand for systems could increase price competition and could have a material adverse effect on our business, financial position, results of operations and cash flows.

We are experiencing pricing pressures. Due to the industry-wide slowdown in holiday retail sales during the fourth quarter, many competitors in the personal computer industry have excess inventory. In order to reduce inventory, these competitors have begun reducing prices on PC systems. As a result, we expect continued pricing pressure in the second quarter of 2001

We may not effectively manage our inventory. Our ability to compete successfully in the personal computer market in the future will depend in large part on our ability to accurately forecast demand for our products and effectively manage our inventories to support this demand. Our PC Systems operations focus on the direct sale of assemble-to-order systems that feature components incorporating the latest technological developments in the personal computer industry. We have experienced in the past, and could experience in

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations -- Continued
--------------------------
(In thousands)

the future, excess inventories and inventory obsolescence. This could result from, among other things, our inaccuracy in forecasting demand for our products, the typically longer lead times associated with notebook product supply, the fast pace of technological developments in the personal computer industry and the short product life cycles of personal computer systems and components. In addition, because high volumes of quality components are required for the manufacture of our systems, we have experienced in the past, and expect to experience in the future, shortages and other supply constraints of key components. Such shortages or supply constraints have in the past adversely affected, and could in the future adversely affect our ability to ship products on schedule or at expected gross margins. We invest in data systems tools to further enhance sales forecasting and supply/demand planning processes. We have made a large investment in our new manufacturing facilities to further reduce the risks of having excess inventory or inability to produce customer orders. To continue to improve, we must accurately utilize these new processes, facilities and tools to forecast demand for our personal computer products and obtain adequate, but not excessive, supplies of components to meet actual demand. Our failure to manage our inventories effectively could result in excess inventories, inventory obsolescence, component shortages and untimely shipment of products. Any of these matters could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

  HostPro

Our HostPro segment faces intense competition. The market for Web hosting and Internet access is extremely competitive. Primary competitive factors in this industry include having a recognized and trusted brand name; maintaining a secure reliable national network with sufficient capacity to support continued growth; maintaining Internet system engineering and technical expertise; introducing new products and services in a timely manner; maintaining sufficient financial resources; providing excellent customer care through prompt and capable technical support and offering competitive prices. As the growth of Internet usage increases, competition is expected to intensify. Some of our current and prospective competitors include national, regional and local Internet service providers; cable television companies; direct broadcast satellite and wireless communications providers; on-line service providers; Web hosting providers; global, national, and regional long distance companies and local exchange telecommunications companies.

Many of our competitors have greater market presence, brand recognition, network capacity, customer bases and financial resources than we do. A large number of companies including Interland, Inc., Verio, Inc., and Concentric Network Corporation, a NEXTLINK Company, offer e-services similar to those provided by us. Large diversified companies such as Intel Corporation, Dell Computer Corporation, International Business Machines Corporation, and AT&T Corporation have entered or indicated their intent to enter into the e-services market, which will intensify the competition. We compete with major long distance companies who offer Internet access services, and the recent federal regulation of the telecommunications industry has created more opportunities for local carriers thereby further increasing competition. In addition, major cable companies and other alternative service providers such as those companies utilizing wireless terrestrial and satellite based service technologies have announced plans to offer Internet access and

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations -- Continued
--------------------------
(In thousands)

related services. In addition to possessing large existing customer bases, many of these companies have greater network coverage, market presence and financial resources than we do. These companies also possess the ability to bundle Internet access with basic local and long distance telecommunications services. This bundling may have an adverse effect on our ability to compete effectively and may result in pricing pressures that would adversely affect our financial condition, results of operations and cash flows.

We may face difficulties and certain risks related to our acquisitions. Since 1999 we have made a number of acquisitions that may have an adverse impact on us due to difficulties related to the integration of the acquired operations. The key integration difficulties may include the loss of key employees and the failure to successfully integrate acquired operations, equipment, facilities, services and networks. These difficulties could adversely affect our financial condition, results of operations and cash flows. In addition, there can be no assurance we will realize the anticipated benefits associated with these acquisitions, including, but not limited to, intellectual property rights, increased market presence of a broader e-services offering, and economies of consolidating certain administrative support functions.

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

We are subject to changes in technology and industry standards.   The Web
hosting and Internet access industry is subject to rapid changes in technology, changes in customer needs, and the evolution of industry standards. The ability to effectively advance technical expertise, develop new products compatible with emerging technology, and adapt to customers changing needs all in a cost-effective manner is essential for our future success. We can not assure you that we will be successful in accomplishing these tasks. In addition, we can not assure you those services or technologies developed by others will not render our services or technology noncompetitive or obsolete.

We are vulnerable to network failure.   Our network, and other networks that
provide services to us, are vulnerable to damage or cessation of operations from earthquakes, severe storms, power loss, fire, telecommunications failures and other similar events. Our networks are designed to minimize the risk of such system failures. However, we can not assure you that we will not experience network failures or a complete network shutdown.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations -- Continued
--------------------------
(In thousands)

Under the CRA, MTI is required to provide us with all of the nonstandard memory components produced at its semiconductor operations. The CRA also provides that the cost of components obtained from MTI will be negotiated on a quarterly basis. The cost of obtaining components in 2000 was 75.0% of pre-tax income attributable to the sale of such components in the fourth quarter, 62.5% in the third and second quarters and 50.0% in the first quarter. The cost of obtaining components under the CRA was 90.0% of pretax income during the first quarter of 2001 and will be 75% of pretax income during the second quarter. The Company can not assure you of the cost of obtaining components under the CRA during any subsequent quarter. Any increase in cost to us to obtain components from MTI under the CRA could have a material adverse effect on our financial condition, results of operations and cash flows.

The CRA also provides that MTI will make commercially reasonable efforts to obtain for us nonstandard memory components produced by TECH Semiconductor Singapore Pte. Ltd. and KMT Semiconductor Ltd., joint venture companies in which MTI is affiliated. The Company may agree with MTI and the joint venture companies to utilize a pricing matrix based on effective yields and worldwide average sales prices in order to establish prices for the components from the joint venture companies. In such case, the price paid by us for components from the joint ventures will be determined under the matrix, rather than as a percentage of pretax income. During the quarter SpecTek purchased approximately 67% of its components from MTI and 33% of its components from the joint venture companies.

The expiration or termination of the CRA, or the sale of the property and equipment of SpecTek to MTI, would have a material adverse effect on the Company's business, financial position, results of operations and cash flows. Historically, SpecTek has had a significant positive impact on our results of operations and cash flows. In the first quarter of 2001, SpecTek's net sales were $118 million and its operating income was $29 million. Virtually all of the components used by SpecTek are obtained from MTI or joint venture companies under the CRA. Semiconductor manufacturers other than MTI are reluctant to sell us nonstandard memory components because such components could compete with their full specification memory components for similar applications. In addition, some manufacturers are concerned that subsequent testing performed by a recovery operation could reveal proprietary data regarding manufacturing yields and processes. Because of the significant impediments to obtaining alternative sources of supply, it is unlikely that the Company will be able to continue its SpecTek operations following expiration or termination of the CRA.

The CRA also provides that MTI will purchase, and lease back to SpecTek, equipment as is reasonably appropriate for SpecTek to perform its component recovery operations. MTI purchased equipment at net book value in the amount of $35 million from SpecTek in 2000 and $10 million in the first quarter of 2001. In accordance with the CRA, SpecTek has leased equipment back from MTI and has made $2 million of related lease payments during the first quarter of 2001.

Pricing of memory products may fluctuate.   Pricing for semiconductor memory
products fluctuates, to a large degree, based on industry-wide pricing for semiconductor memory products. Historically, we have experienced significant volatility in the average selling prices of our SpecTek memory products. Management believes that volatility in the average selling prices of semiconductor memory products was due primarily to changes in the balance of supply and demand for these commodity products and changes in relative weakness or strength of certain currencies. We are unable to predict the impact of semiconductor memory market-dynamics in future periods. Further declines in pricing for semiconductor memory products would likely result in declines in average selling prices of our SpecTek memory products. If this occurs, there could be a material adverse effect on our business, financial position, results of operations and cash flows.

Memory product transition.   The semiconductor memory industry is characterized
by, among other things, rapid technological change, frequent product introductions and enhancements, difficulties experienced in the transition to new products, relatively short product life cycles and volatile market conditions. During periods of product transition, SpecTek has experienced in the past, and may experience in the future, significant increases in component test times and corresponding decreases in throughput. Future gross margins could be adversely affected if we are unable to effectively transition to new products in a timely fashion.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

Substantially all of our cash equivalents, liquid investments and a majority of our debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of November 30, 2000, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values and has the ability and intent to hold these instruments to maturity. As a result, management believes that the market risk arising from its holdings of financial instruments is minimal.

We use the U.S. Dollar as our functional currency. Aggregate transaction gains and losses included in the determination of net income have not been material.

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 4.  Submission of Matters to a Vote of Shareholders

  The Company's 2000 Annual Meeting of Shareholders was held on November 20, 2000 at the Nampa Civic Center, Nampa, Idaho. At the meeting, the following items were submitted to a vote of the shareholders. At the meeting, 96,662,670 shares were entitled to vote.

  (1) The following nominees for Directors were elected. Each person elected as Director will serve until the next meeting of shareholders or until such person's successor is elected and qualified.


      Name of Nominee            Votes Cast For  Withhold Authority
      -------------------------  --------------  ------------------

      Steven R. Appleton           89,305,270         303,147
      Joel J. Kocher               89,243,842         364,575
      Robert A. Lothrop            89,301,577         306,840
      Robert Lee                   89,302,030         306,387
      John B. Balousek             89,304,165         304,252

  (2) The ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for the fiscal year ending August 30, 2001 was approved with 89,497,561 votes in favor, 75,730 votes against, and 35,126 abstentions.

Item 5.  Other Information

  None.

Item 6.  Exhibits and Reports on Form 8-K

  (a) The following are filed as a part of this report:

  Exhibit      Description
  -------      ---------------------------------------------------------------

  10.75        Letter Agreement - Separation of Employment for Jill D. Smith
               (COO), dated October 20, 2000
  10.76        Amendment Number 1 To Amended And Restated Component Recovery
               Agreement, dated November 16, 2000, Between the Company and MTI
  27           Financial Data Schedule

NetFRAME, VelocityNet Direct, ZEOS and SpecTek are registered trademarks of the Company. All other product names appearing herein are for identification purposes only and may be trademarks of their respective companies.


                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Micron Electronics, Inc.
                              ----------------------------------
                              (Registrant)


Dated: January 14, 2001
                              /s/  James R. Stewart
                              ----------------------------------
                              James R. Stewart, Senior Vice President Finance Chief Financial Officer (Principal Financial and Accounting Officer)