Form 10-Q
period 2001-03-01
MICRON ELECTRONICS INC
filed 2001-04-17
CIK 854460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                            _________________________

                                    FORM 10-Q

                            _________________________


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 1, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission File Number: 0-17932

                            ________________________


                            Micron Electronics, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)


     State or other jurisdiction of incorporation or organization: Minnesota


                            ________________________


        Internal Revenue Service - Employer Identification No. 41-1404301


                            ________________________

                     900 E. Karcher Road, Nampa, Idaho 83687
          (Address, including zip code of principal executive offices)

                                 (208) 898-3434
              (Registrant's telephone number, including area code)

                            ________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     No   ___
       ---

        The number of outstanding shares of the registrant's common stock as of March 27, 2001 was 96,856,165.

PART I.  Financial Information
------------------------------

Item 1.  Financial Statements

Micron Electronics, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

                                                                        For the quarter ended        For the six months ended

                                                                   March 1,          March 2,          March 1,        March 2,
                                                                       2001              2000              2001            2000
-------------------------------------------------------------------------------------------------------------------------------
Revenues                                                        $    14,466       $     7,170       $    27,992     $    11,310
Cost of revenues                                                      9,196             4,872            18,724           7,778
                                                                -----------       -----------       -----------     -----------
   Gross margin                                                       5,270             2,298             9,268           3,532
                                                                -----------       -----------       -----------     -----------
Operating expenses:
   Sales, marketing and technical support                             8,698             5,865            18,251           7,727

   General and administrative                                        11,403             4,290            22,658           6,670
   Other expense (income), net                                          424               296            (3,964)            824
                                                                -----------       -----------       -----------     -----------
     Total operating expenses                                        20,525            10,451            36,945          15,221
                                                                -----------       -----------       -----------     -----------
Operating loss                                                      (15,255)          (8,153)           (27,677)        (11,689)
Loss on equity investments                                           (1,509)                -            (2,882)              -
Interest income, net                                                  2,588             3,082             4,407           6,415
                                                                -----------       -----------       -----------     -----------
Loss from continuing operations before taxes                        (14,176)           (5,071)          (26,152)         (5,274)
Income tax benefit                                                    4,472             1,299             8,070           1,549
                                                                -----------       -----------       -----------     -----------
Loss from continuing operations                                      (9,704)           (3,772)          (18,082)         (3,725)
                                                                -----------       -----------       -----------     -----------
Discontinued operations, net of tax:
   Income (loss) from discontinued operations                       (11,738)            9,497            (1,784)         24,069
   Loss on disposal of discontinued operations                     (147,500)                -          (147,500)              -
                                                                -----------       -----------       ------------    -----------
     Total income (loss) from discontinued operations              (159,238)            9,497          (149,284)         24,069
                                                                -----------       -----------       -----------     -----------
Net income (loss)                                               $  (168,942)      $     5,725       $  (167,366)    $    20,344
                                                                ===========       ===========       ===========     ===========

Net income (loss) per share, basic and diluted:

   Continuing operations                                        $     (0.10)      $     (0.04)      $     (0.19)    $     (0.04)
   Discontinued operations                                            (1.65)             0.10             (1.54)           0.25
                                                                -----------       -----------       -----------     -----------
                                                                $     (1.75)      $      0.06       $     (1.73)    $      0.21
                                                                ===========       ===========       ===========     ===========

Number of shares used in per share calculations:

   Basic and diluted                                                 96,796            96,357            96,734          96,318

2000 amounts have been reclassified to reflect separately the results of discontinued operations.
The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

As of                                                                                        March 1, 2001         August 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                                      $   133,059             $   200,003
Liquid investments                                                                                  64,906                 126,032
Receivables, net                                                                                    17,676                   4,404
Deferred income taxes                                                                               21,402                  13,152
Other current assets                                                                                 1,598                   2,845
                                                                                               -----------             -----------
Total current assets                                                                               238,641                 346,436
Property, plant and equipment, net                                                                  47,360                  37,673
Goodwill and intangibles, net                                                                       75,129                  81,821
Investments - held to maturity                                                                       7,250                   1,250
Other assets                                                                                         8,757                   8,511
Net assets of discontinued operations                                                                5,429                  81,472
                                                                                               -----------             -----------
Total assets                                                                                   $   382,566             $   557,163

Liabilities and Shareholders' Equity
Accounts payable and accrued expenses                                                          $    19,271             $    26,834
Current debt                                                                                           852                   1,971
                                                                                               -----------             -----------
Total current liabilities                                                                           20,123                  28,805
Deferred income taxes                                                                               12,427                  16,082
Other liabilities                                                                                    9,290                   5,696
                                                                                               -----------             -----------
Total liabilities                                                                                   41,840                  50,583
                                                                                               -----------             -----------
Commitments and contingencies
Common stock, $.01 par value, authorized 150 million shares; issued
     and outstanding 96.9 million and 96.7 million, respectively                                       969                     967
Additional capital                                                                                 135,995                 134,485
Retained earnings                                                                                  203,762                 371,128

Total shareholders' equity                                                                         340,726                 506,580
                                                                                               -----------             -----------
Total liabilities and shareholders' equity                                                     $   382,566             $   557,163
                                                                                               ===========             ===========

2000 amounts have been reclassified to reflect separately the results of discontinued operations.
The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Six months ended                                                                            March 1, 2001            March 2, 2000
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net (loss) income                                                                              $  (167,366)             $    20,344
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities from continuing operations:
         Loss (income) from discontinued operations                                                149,284                 (24,069)
         Depreciation and amortization                                                              11,263                   1,317
         Gain on sale of MCMS common stock                                                          (4,500)                      -
         Provision for doubtful accounts                                                             1,197                      44
         Changes in operating assets and liabilities, net of acquisitions:
              Receivables                                                                          (14,469)                 (2,622)
              Other current assets                                                                   1,247                    (801)
              Accounts payable and accrued expenses                                                 (7,563)                  4,723
              Deferred income taxes                                                                    523                   5,585
              Other                                                                                  3,371                   4,835
                                                                                               -----------             -----------
Net cash (used in) provided by operating activities of continuing operations                       (27,013)                  9,356
                                                                                               -----------             -----------

Cash Flows From Investing Activities
Expenditures for property, plant and equipment                                                     (13,762)                 (5,980)
Purchases of held to maturity investments                                                          (18,468)               (124,319)
Proceeds from maturities of investment securities                                                   80,274                 154,900
Proceeds from sale of MCMS common stock                                                              4,500                       -
Acquisitions, net of cash acquired                                                                       -                 (43,354)
Other                                                                                               (7,199)                (11,625)
                                                                                               -----------             -----------
Net cash provided by (used for) investing activities of continuing operations                       45,345                 (30,378)
                                                                                               -----------             -----------

Cash Flows From Financing Activities
Repayments of debt                                                                                  (1,119)                 (6,298)
Proceeds from issuance of common stock                                                               1,512                     428
                                                                                               -----------             -----------
Net cash used for financing activities of continuing operations                                        393                  (5,870)
                                                                                               -----------             -----------

Net cash provided by (used in) continuing operations                                                18,725                 (26,892)
Net cash provided by (used in) discontinued operations                                             (85,669)                 22,766
                                                                                               -----------             -----------
Net decrease in cash and cash equivalents                                                          (66,944)                 (4,126)
Cash and cash equivalents at beginning of period                                                   200,003                 200,950
                                                                                               -----------             -----------
Cash and cash equivalents at end of period                                                     $   133,059             $   196,824
                                                                                               ===========             ===========

2000 amounts have been reclassified to reflect separately the results of discontinued operations.
The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Notes to Financial Statements
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

1.   Nature of Business

General

Micron Electronics, Inc. and its subsidiaries (collectively the "Company") provide a variety of computer products and related services through its PC Systems, SpecTek, and HostPro business segments. The Company has adopted plans to dispose of its PC Systems and SpecTek business segments, which are reported separately as discontinued operations - See Footnote 3 "Discontinued Operations." The Web hosting business ("HostPro"), will remain as the Company's sole continuing operations. HostPro offers a range of business-to-business Internet products and services, including turnkey e-commerce solutions, Web and applications hosting, co-location and connectivity services to small -and medium-sized businesses, government, education and retail markets. The PC Systems business develops, markets, manufactures, sells and supports a wide range of desktop and notebook systems and network servers under the micronpc.com brand name and sells, resells, and supports a variety of additional peripherals, software and services. SpecTek processes and markets various grades of memory products in either component or module form for specific applications.

History of Operating Losses

HostPro has incurred net losses and losses from operations for each period from inception through the first six months of 2001, and anticipates to incur losses for at least the next two years. As of March 1, 2001, HostPro had accumulated net losses of approximately $43 million. We do not expect HostPro to generate positive cash flow from operations for at least one year.

The Company's future success is dependent upon its ability to achieve profitability prior to the depletion of cash reserves and to raise funds, thereafter, if needed. The Company cannot assure that HostPro will be profitable in the future under its current Web and application hosting model or that adequate funding will be available to allow the Company to continue operations subsequent to the one-year time period.

2.   Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying unaudited financial information as of March 1, 2001 and March 2, 2000 and for the three and six month periods ended on March 1, 2001 and March 2, 2000, has been prepared in accordance with generally accepted accounting principles for interim financial information. Preparing the Company's financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications, none of which affects net income or loss, have been made to present the financial statements on a consistent basis.

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flows. Operating results for the six-month period ended March 1, 2001 are not necessarily indicative of the results that may be expected for the full year.

Basis of Presentation

This report on Form 10-Q ("10-Q") for the second quarter ended March 1, 2001, should be read in conjunction with the Company's report on Form 10-K ("10-K") for the fiscal year ended August 31, 2000. Portions of the accompanying financial statements are derived from the audited year-end financial statements contained in the 10-K. The Company's operations are reported on a fiscal basis, which is a 52 or 53-week period ending on the Thursday closest to August 31. The years ending August 30, 2001 and August 31, 2000 contain 52 weeks. All references to periods, including annual and quarterly, are on a fiscal basis unless otherwise indicated. As of March 1, 2001 Micron Technology, Inc. ("MTI") owned 61% of the Company's outstanding common stock.

Revenue Recognition

Revenue from continuing operations is primarily generated by providing shared and dedicated hosting, application hosting, and connectivity services. Revenue is recognized as the services are provided. Hosting contracts generally are for service periods ranging from 1 to 12 months and typically require up-front fees. Such fees, including set-up fees for hosting services, are deferred and recognized ratably over the customers' expected service period.

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(In thousands, except per share amounts)
(Unaudited)

Basic and Diluted Income (loss) Per Share

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to potentially dilutive securities.

In addition to net income (loss) per share, the Company has also reported per share amounts on the separate income statement components required by Accounting Principles Board Opinion No. 30 ("APB No. 30") "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Because the Company has reported a loss from continuing operations during each period being reported, the effect of dilutive securities is excluded from the calculation of per share amounts. Earnings per share exclude the effect of antidilutive stock options, aggregating 9.0 million and 8.2 million in the second quarters of 2001 and 2000, respectively.

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

In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB No. 101") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption is currently required by the end of 2001, and early adoption is permitted. The Company is currently evaluating the effect SAB No. 101 may have on its future results of operations, financial position and cash flows.

3. Discontinued Operations

The Company has adopted plans to discontinue the operations of its PC Systems and SpecTek business segments. These segments are accounted for as discontinued operations in accordance with APB No. 30. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations.

Operating results for the discontinued operations are reported, net of tax, under "Income (loss) from discontinued operations" on the accompanying Statements of Operations. In addition, an estimated loss for the disposal of the discontinued operations has also been recorded, net of tax, under "Loss on disposal of discontinued operations" on the accompanying Statements of Operations in the second quarter of 2001. The estimate includes the anticipated loss on the disposal of the discontinued operations and any future operating losses incurred between the measurement date and the estimated disposal date. Management believes that the estimated losses are reasonable, however they are based on preliminary data and are subject to revision.

For financial reporting purposes, the assets, liabilities and provision for losses of the discontinued operations are combined and classified in the accompanying Balance Sheets as of March 1, 2001 and August 31, 2000, under "Net assets of discontinued operations." Cash flows from the discontinued operations are also stated separately on the accompanying Statements of Cash Flows, under "Net cash provided by (used in) discontinued operations."

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(In thousands, except per share amounts)
(Unaudited)

PC Systems

The Company has adopted a plan to discontinue the operations of its PC Systems business segment, which is being accounted for as discontinued operations in accordance with APB No. 30. The Company has signed a non-binding Letter of Intent to sell its PC Systems business segment to a private, technology-equity-investment firm. If a definitive agreement is signed, the Company anticipates that the sale would be completed by May 31, 2001.

In accordance with APB No. 30, the Company has estimated that the disposal of the PC Systems business will result in a loss of $147.5 million, net of tax, which was recorded in the second quarter of 2001. Included in the estimate is a $109.6 million loss, net of tax, related to the sale of the PC Systems business. In addition, the Company has recorded anticipated losses of $37.9 million, net of tax, from operating the PC Systems business between March 2, 2001 and May 31, 2001, the expected completion date for the sale. Management believes that the estimated losses are reasonable; however, they are based on preliminary data and are subject to revision.

Summarized below are the operating results for PC Systems business, which are included together with SpecTek's operating results in the accompanying Statements of Operations, under "Income (loss) from discontinued operations." Also included below is the estimated loss on the disposal of the PC Systems business, which is reported, in the accompanying Statements of Operations, under "Loss on disposal of discontinued operations."

                                                                        For the quarter ended          For the six months ended

                                                                   March 1,          March 2,          March 1,        March 2,
                                                                       2001              2000              2001            2000
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $   201,063       $   242,589       $   474,457     $   501,901
                                                                -----------       -----------       -----------     -----------
Loss before income taxes                                            (45,455)          (19,333)          (65,075)        (47,625)
Income tax benefit                                                   13,465             6,007            19,307          14,306
                                                                -----------       -----------       -----------     -----------
Loss from discontinued operations, net of tax                       (31,990)          (13,326)          (45,768)        (33,319)
Loss on disposal of discontinued operations, net of tax            (147,500)                -          (147,500)              -
                                                                -----------       -----------       -----------     -----------
Loss from discontinued operations, net of tax                   $  (179,490)      $   (13,326)      $  (193,268)    $   (33,319)
                                                                ===========       ===========       ===========     ===========

Summarized below are the assets and liabilities of the PC Systems business, which are included together with the assets and liabilities of SpecTek, in the accompanying Balance Sheets under "Net assets of discontinued operations."

As of                                                                                 March 1, 2001                August 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and equivalents                                                                    $    84,202                    $         -
Receivables                                                                                 104,123                        175,496
Inventories                                                                                  16,281                         17,138
Other current assets                                                                          9,524                          7,524
Property, plant and equipment, net                                                          130,241                        137,548
Other assets                                                                                  7,551                          6,437
                                                                                        -----------                    -----------
Total assets                                                                                351,922                        344,143
                                                                                        -----------                    -----------

Liabilities
Accounts payable and accrued expenses                                                       147,959                        215,241
Other liabilities                                                                            20,668                         24,585
                                                                                        -----------                    -----------
Total liabilities                                                                           168,627                        239,826
                                                                                        -----------                    -----------
Provision for losses                                                                       (152,900)                             -
                                                                                        -----------                    -----------
Net Assets of discontinued operations                                                   $    30,395                    $   104,317
                                                                                        ===========                    ===========

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(In thousands, except per share amounts)
(Unaudited)

SpecTek

The Company has adopted a plan to discontinue the operations of its SpecTek business segment, which is accounted for as discontinued operations in accordance with APB No. 30. Pursuant to the Amended and Restated Component Recovery Agreement (as amended, the "Component Recovery Agreement"), dated effective September 2, 1999, MTI has exercised its rights to purchase the assets of the SpecTek business. On March 22, 2001 the Company entered into a Purchase Agreement (the "Purchase Agreement") to sell all assets primarily used by SpecTek and certain land, buildings and intellectual property assets, used primarily by the PC Systems business, to MTI. Pursuant to the terms of the Purchase Agreement, the Company transferred the land, buildings and intellectual property to MTI on March 22, 2001. The assets used by SpecTek were transferred to MTI on April 5, 2001. The Company has leased back a portion of the land and buildings from MTI and has also been granted a license to use the intellectual property. The estimated proceeds from the sale of assets under the Purchase Agreement are $136 million, less $92 million of inter-company accounts payable to MTI. The Company received $18 million of cash in excess of the historical cost of the land, buildings, and intellectual property. This amount will be recorded, net of tax, as an increase in additional paid in capital during the third quarter of 2001.

The Company anticipates that SpecTek will provide income from its operations through the disposal date of April 5, 2001. Income earned by SpecTek during this period will be recognized in the third quarter of 2001. The Company continued to purchase components from MTI through April 5, 2001, under the terms of the Component Recovery Agreement. The cost to obtain components from MTI during the phase-out period was 90% of pre-tax income attributable to the sale of such components. Based on the terms of the Purchase Agreement, and in accordance with APB 30, no estimated loss on disposal was recorded for the sale of SpecTek in the second quarter of 2001.

Summarized below are the operating results for SpecTek, which are included together with the PC Systems business' operating results, in the accompanying Statements of Operations under "Income (loss) from discontinued operations."


                                                                        For the quarter ended        For the six months ended

                                                                   March 1,          March 2,          March 1,        March 2,
                                                                       2001              2000              2001            2000
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $    96,989       $    84,001       $   214,105     $   173,500
                                                                -----------       -----------       -----------     -----------
Income before income taxes                                           28,987            32,604            62,836          81,983
Income tax provision                                                 (8,735)           (9,781)          (18,852)        (24,595)
                                                                -----------       -----------       -----------     -----------
Income from discontinued operations, net of tax                      20,252            22,823            43,984          57,388
Loss on disposal on discontinued operations, net of tax                   -                 -                 -              -
                                                                -----------       -----------       -----------     -----------
Income from discontinued operations, net of tax                 $    20,252       $    22,823       $    43,984     $    57,388
                                                                ===========       ===========       ===========     ===========

Summarized below are the assets and liabilities of SpecTek, which are included with the assets and liabilities of the PC Systems business, in the accompanying Balance Sheets under "Net assets of discontinued operations."

As of                                                                                 March 1, 2001                August 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
Assets
Receivables                                                                             $    38,430                    $    53,968
Inventories                                                                                  29,764                         13,620
Property, plant and equipment, net                                                           34,913                         36,205
Other assets                                                                                    469                            411
                                                                                        -----------                    -----------
Total assets                                                                            $   103,576                    $   104,204
                                                                                        ===========                    ===========
Liabilities

Accounts payable and accrued expenses                                                   $   128,323                    $   126,626
Other liabilities                                                                               219                            423
                                                                                        -----------                    -----------
Total liabilities                                                                           128,542                        127,049
                                                                                        -----------                    -----------

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(In thousands, except per share amounts)
(Unaudited)

Net liabilities of discontinued operations                                              $   (24,966)                   $   (22,845)
                                                                                        ===========                    ===========

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(In thousands, except per share amounts)
(Unaudited)

4.   Receivables

As of                                                                                 March 1, 2001                August 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
Trade receivables                                                                       $     8,200                     $    3,639
Taxes recoverable                                                                             9,205                              -
Other                                                                                         1,033                          1,070
Allowance for doubtful accounts                                                                (762)                          (305)
                                                                                        -----------                    -----------
                                                                                        $    17,676                    $     4,404
                                                                                        ===========                    ===========

5.   Property, Plant and Equipment

As of                                                                                 March 1, 2001                August 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
Computer equipment and software                                                         $    24,163                    $    16,986
Leasehold improvements                                                                       15,425                         10,550
Assets in progress                                                                           15,962                         14,990
Less accumulated depreciation and amortization                                               (8,190)                        (4,853)
                                                                                        -----------                    -----------
                                                                                        $    47,360                    $    37,673
                                                                                        ===========                    ===========

6.   Acquired Intangibles and Goodwill

As of                                                                                 March 1, 2001                August 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
Goodwill                                                                                $    64,312                    $    65,375
Acquired intangibles                                                                         24,700                         24,700
                                                                                        -----------                    -----------
                                                                                             89,012                         90,075
Less accumulated amortization                                                               (13,883)                        (8,254)
                                                                                        -----------                    -----------
                                                                                        $    75,129                    $    81,821
                                                                                        ===========                    ===========

Amortization expense related to goodwill and acquired intangible assets amounted to $2.8 million and $1.8 million for the quarters ended March 1, 2001 and March 2, 2000 and $5.6 million and $2.5 million for the first six months of 2001 and 2000, respectively.

7.   Equity Investment

On April 7, 2000, the Company invested $7 million in Bird on a Wire, Inc. ("BOAW"), a dedicated Web hosting start-up company in exchange for a non-interest bearing convertible debenture (the "Debenture"). The Debenture is convertible after April 7, 2003, or upon the occurrence of certain liquidity events, into common shares that will provide the Company with up to 30% of the issued and outstanding common shares of BOAW at the conversion date. The Company accounts for this investment using the equity method of accounting. Correspondingly, losses incurred by BOAW are treated as a reduction in its equity investment. The book value of the BOAW investment was $3.5 million and $6.4 million as of March 1, 2001 and August 31, 2000, respectively.

8.   Accounts Payable and Accrued Expenses

As of                                                                                 March 1, 2001                August 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
Trade payable                                                                          $      8,714                    $     7,670
Deferred revenue                                                                              4,812                          3,198
Taxes payable                                                                                 2,150                          7,268
Accrued payroll and related liabilities                                                       1,345                          3,442
Other accrued expenses                                                                        2,250                          5,256
                                                                                        -----------                    -----------
                                                                                        $    19,271                    $    26,834
                                                                                        ===========                    ===========

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(In thousands, except per share amounts)
(Unaudited)

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(In thousands, except per share amounts)
(Unaudited)

9.   Debt

As of                                                                                 March 1, 2001                August 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
Notes payable in periodic installments through June 2001,
     weighted average interest rate of 7.93%                                            $       806                    $     1,854

Capitalized lease obligations payable in monthly installments through
     October 2002, interest rate of 10.29%                                                       46                            117
                                                                                        -----------                    -----------
Current debt                                                                            $       852                    $     1,971
                                                                                        ===========                    ===========

On March 28, 2001, the Company terminated its unsecured credit agreement with a group of financial institutions, which provided borrowings up to $100.0 million. As of March 2, 2001, the Company had no borrowings outstanding under this agreement.

10.  Transactions with Affiliates - Discontinued Operations

                                                                                      March 1, 2001                  March 2, 2000
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                $   12,356                     $    1,158

Inventory purchases                                                                          54,882                         18,144
Component recovery agreement expenses                                                        28,478                         31,124
Administrative services and other expenses (income)                                             (34)                           136
Property, plant and equipment purchases                                                       7,336                          4,840
Property, plant and equipment sales                                                          12,210                         43,710

The transactions noted above were between the Company's discontinued operations and MTI.

11.  Operating Segment and Geographic Information

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

The Company had three business segments, PC Systems, SpecTek, and HostPro. As discussed in Footnote 3 "Discontinued Operations", the PC Systems and SpecTek business units are being reported as discontinued operations. HostPro, the remaining business segment, is reported as the Company's continuing operation.

12.  Income Taxes

The effective income tax rate was approximately 32% and 26% for the second quarter of 2001 and 2000, respectively. The effective income tax rate was approximately 31% and 29% for the first six months of 2001 and 2000, respectively. These rates principally reflect the federal statutory rate, net of the effect of state taxes and tax exempt securities.

13.  Gain on Sale of Investment

On September 29, 2000, the Company sold its remaining 10% interest in MCMS, Inc. ("MCMS") for a net gain of $4.5 million which is reported in the Statements of Operations under "Other expense (income), net". MCMS was formerly the Company's wholly owned subsidiary, of which 90% was sold in September 1998.

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(In thousands, except per share amounts)
(Unaudited)

14.  Commitments and Contingencies

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

Periodically, the Company is made aware that technology it uses may infringe on intellectual property rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of certain asserted and unasserted claims for alleged infringement prior to the balance sheet date. Resolution of these claims could exceed the amounts reserved by the Company, which could have a material adverse effect on future results of operations, and could require changes in the Company's products or processes. In addition, the Company is currently a party to various other legal actions arising out of the normal course of business, none of which is expected to have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

Pursuant to the Merger Agreement (see Footnote 15, "Subsequent Events - Business Combination"), the Company has entered into a Bridge Loan Agreement (the "Loan Agreement") with Interland, Inc. ("Interland"). Under the terms of the Loan Agreement, the Company has agreed to advance up to an aggregate principal amount of $10 million to Interland between June 30, 2001 and August 31, 2001. If the closing of the Merger Agreement has not occurred prior to August 31, 2001, the Company has agreed to advance up to $20 million.

At March 1, 2001, the Company had commitments of $1.6 million for the expansion and upgrading of facilities and equipment and $9.2 million for infrastructure software projects.

15.  Subsequent Events

Discontinued Operations

The Company has adopted plans to dispose of its PC Systems and SpecTek business segments. See Footnote 3, "Discontinued Operations."

Business Combination

On March 23, 2001, the Company, Interland, and Imagine Acquisition Corporation ("Merger Sub"), a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger dated as of March 22, 2001 (the "Merger Agreement"). Subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Interland, with Interland to survive and become a wholly owned subsidiary of the Company (the "Merger"). Each outstanding share of Interland common stock will be exchanged for 0.861 (the "Exchange Ratio") shares of Micron Electronics common stock, and options and warrants to purchase Interland common stock will be exchanged for options or warrants, respectfully, to purchase shares of the Company's common stock according to the Exchange Ratio. Based on provisions of the Merger Agreement, the Exchange Ratio may be subject to change. After the closing of the Merger, Interland shareholders and MTI are expected to own approximately 30% and 42%, respectively, of the Company's outstanding common shares.

Interland provides a broad range of Web hosting, applications hosting and other related Web-based business solutions specifically designed to meet the needs of small and medium-sized businesses. Interland had net sales of $34 million for the year ended December 31, 2000 and a net loss of $67 million.

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(In thousands, except per share amounts)
(Unaudited)

Sale of Connectivity Accounts

On March 26, 2001 the Company entered into an agreement to sell substantially all of its consumer dial-up accounts for between $4 and $5 million. Revenue from these accounts was approximately 12.4% of total revenues for the second quarter of 2001. The sale of these accounts is not expected to have a substantial impact on operating income. The Company expects that these accounts will be transferred by August 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------


Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include but are not limited to statements regarding our plans to sell our non-hosting businesses, the level of losses we expect to incur in connection with the discontinuation of our PC Systems business, our expectations regarding our liquidity needs over the next two years, our plans to merge with Interland, our expectations regarding our future operating results, including our planned expansion of HostPro's customer base, increase in HostPro's revenue levels, sale of certain connectivity accounts and increase in HostPro's operating expenses and the actions we expect to take in order to maintain HostPro's existing customers and expand HostPro's operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors" and in other Company filings with the Securities and Exchange Commission. All quarterly references are to the Company's fiscal periods ended March 1, 2001, August 31, 2000 or March 2, 2000, unless otherwise indicated. All annual references are also on a fiscal basis, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

Overview

Micron Electronics, Inc. and its subsidiaries (collectively the "Company") has historically provided a variety of computer products and related services through its PC Systems, SpecTek, and HostPro business segments. We have adopted plans to discontinue PC Systems, our computer manufacturing business, and SpecTek, our memory products business. See Footnote 3 "Discontinued Operations" to the accompanying financial statements. As a result, following the disposition of these business segments, we will be exclusively a Web hosting company (HostPro).

The Company was originally established April 7, 1995 through the merger of three businesses: Micron Computer, Inc., Micron Custom Manufacturing Services, Inc. and ZEOS International, LTD. As of March 1, 2001, Micron Technology, Inc. ("MTI") owned 61% of our outstanding common stock. HostPro, our continuing operation, was formed through the integration of four companies purchased during 1999 and 2000. These include Los Angeles-based NetLimited, Inc., (d.b.a. "HostPro"), Seattle-based LightRealm, Florida-based Worldwide Internet Publishing Company, and Boise-based Micron Internet Services.

On March 23, 2001, Micron Electronics, Interland, Inc. ("Interland"), and Imagine Acquisition Corporation ("Merger Sub"), our wholly owned subsidiary, entered into an Agreement and Plan of Merger dated as of March 22, 2001 (the "Merger Agreement"). Subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Interland, with Interland to survive and become our wholly owned subsidiary (the "Merger"). Each outstanding share of Interland common stock will be exchanged for 0.861 (the "Exchange Ratio") shares of our common stock, and options and warrants to purchase Interland common stock will be exchanged for options or warrants, respectfully, to purchase shares of our common stock according to the Exchange Ratio. Based on provisions of the Merger Agreement, the Exchange Ratio may be subject to change. After the closing of the Merger, Interland shareholders and MTI are expected to own approximately 30% and 42%, respectively, of our outstanding common shares. Interland provides a broad range of Web hosting, applications hosting and other related Web-based business solutions specifically designed to meet the needs of small and medium-sized businesses. Interland had net sales of $34 million for the year ended December 31, 2000 and a net loss of $67 million.

HostPro offers a broad range of business-to-business Internet products and services including managed dedicated hosting solutions, co-location and connectivity services, e-commerce solutions, application hosting, and entry-level shared and virtual Web hosting products. With data centers in Los Angeles, California; Seattle, Washington; Moses Lake, Washington; Boca Raton, Florida; and Boise, Idaho, we provide these services to small -and medium-sized businesses, and government, education and retail markets. Our business is rapidly evolving and we have a limited operating history. As a result, we believe that period-to-period comparisons of our revenue and operating results, including our cost of revenue and other operating expenses as a percentage of total revenue, are not meaningful and should not be relied upon as indicators of future performance. We do not believe that our historical growth rates are an indication of future results.

Currently, HostPro derives a substantial majority of its revenues from shared and dedicated, co-located and applications hosting services. We also derive revenues from Internet access connectivity and the resale of equipment. Our strategy is to grow our customer base and revenues by marketing value-added services to small -and medium-sized businesses. We expect that our number of customer

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

accounts will grow, and that the revenue from the sale of higher margin services, such as shared and dedicated hosting, will increase more rapidly than our revenues from our connectivity and resale of equipment. Currently, most of our hosting revenues are generated from recurring monthly fees. The remainder is derived from one-time-set-up fees for installation. We currently sell our services under agreements having terms of one to twelve months. Most of our customer agreements may be canceled within the first thirty days.

Our expenses consist of:

        . Cost of revenue, which is mainly comprised of compensation and related expenses for data center and provisioning operations, Internet connectivity and other related telecommunications expense, and depreciation and amortization of capital and intangibles related to data center equipment and operations;

        . Sales, marketing and technical support, which is mainly comprised of compensation costs and costs associated with technical support and marketing our products and services. Compensation costs include salaries and related benefits, commissions and bonuses. Our marketing expenses include the costs of direct mail, advertising and other mass market programs; and

        . General and administrative, which is mainly comprised of compensation and related expenses, occupancy costs, and depreciation and amortization of capital and intangibles related to the engineering, development and administrative functions.

We intend to invest heavily in sales and marketing, the continued development of our network infrastructure and technology, and engineering and development for future product expansion. We expect to expand our operations and workforce, including our network operations, technical support, and administrative resources. In addition, we intend to continue to expand and develop new sales channels and relationships. HostPro has incurred net losses and losses from operations for each period from inception through the first six months of 2001, and anticipates to incur losses for at least the next two years. As of March 1, 2001, HostPro had accumulated net losses of approximately $43 million. We do not expect HostPro to generate positive cash flow from operations for at least one year.

Discontinued Operations

     PC Systems

We have adopted a plan to discontinue the operations of our PC Systems business segment, which is being accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 ("APB No. 30") "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We have signed a non-binding Letter of Intent to sell our PC Systems business segment to private, technology-equity-investment firm. If a definitive agreement is signed, we anticipate the sale would be completed by May 31, 2001. However, we can provide no assurance that a definitive agreement will be signed, the anticipated sale will close, or of the timing of the sale.

In accordance with APB No. 30, we have estimated that the disposal of the PC Systems business will result in a loss of $147.5 million, net of tax, which has been recorded in the second quarter of 2001. Included in the estimate is a $109.6 million loss, net of tax, related to the sale of the PC Systems business. In addition, we have recorded anticipated losses of $37.9 million, net of tax, from operating the PC Systems business between March 2, 2001 and May 31, 2001, the expected completion date for the sale. We believe that the estimated losses are reasonable, however they are based on preliminary data and are subject to revision.

The personal computer industry is highly competitive, with competition based primarily upon brand name recognition, performance, price, reliability and service and support. Market conditions coupled with consumer preferences and concerns during the phase-out period are difficult to predict. We cannot assure you that changes in market conditions, supply and demand, consumer preferences or price stability will not have a material adverse effect on our estimated operating loss during the phase-out period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

     SpecTek

We have adopted a plan to discontinue the operations of our SpecTek business segment, which is accounted for as discontinued operations in accordance with APB No. 30. On March 22, 2001, we entered into a Purchase Agreement (the "Purchase Agreement") to sell all assets primarily used by SpecTek and certain land, buildings and intellectual property assets, used primarily by the PC Systems business, to MTI. Pursuant to the terms of the Purchase Agreement, we transferred the land, buildings and intellectual property to MTI on March 22, 2001. The assets used by SpecTek were transferred to MTI on April 5, 2001. We have leased back a portion of the land and buildings from MTI and have also been granted a license to use the intellectual property. The estimated proceeds from the sale of assets under the Purchase Agreement are $136 million, less $92 million of inter-company accounts payable to MTI. We received $18 million of cash in excess of the historical cost of the land, buildings, and intellectual property. This amount will be recorded, net of tax, as an increase in additional paid in capital during the third quarter of 2001.

We expect the operations of SpecTek to post net earnings during the phase-out period, which terminates when the assets transfer to MTI on April 5, 2001. In accordance with APB No. 30, net earnings from SpecTek during this period will be recorded as earned in the third quarter of 2001. We continued to purchase components from MTI through April 5, 2001, under the terms of the Component Recovery Agreement. The cost to obtain components from MTI during the phase-out period was 90% of pre-tax income attributable to the sale of such components. Based on the terms of the Purchase Agreement, and in accordance with APB 30, no estimated loss on disposal was recorded for the sale of SpecTek in the second quarter of 2001.

Results Of Continuing Operations

Our consolidated financial information presents the net effect of discontinued operations separate from the results of the Company's continuing operations. Historical financial information has been reclassified to present consistently the discontinued operations, and the discussion and analysis that follows generally focuses on continuing operations.

Net loss for the second quarter of 2001 was $9.7 million, or $ (0.10) per basic and diluted share, on net sales of $14.5 million, compared to net loss of $3.8 million, or $ (0.04) per basic and diluted share, on net sales of $7.2 million for the second quarter of 2000. The following table sets forth, for the periods indicated, certain data derived from our consolidated statements of operations:

                                                                       For the quarter ended             For the six months ended

                                                                   March 1,         March 2,           March 1,          March 2,
                                                                       2001             2000               2001              2000
---------------------------------------------------------------------------------------------------------------------------------
Revenues                                                            100.0  %         100.0  %            100.0%            100.0%
Cost of revenues                                                     63.6             67.9                66.9              68.8
                                                                 --------          -------             -------          --------
   Gross margin                                                      36.4             32.0                33.1              31.2
                                                                 --------          -------             -------          --------
Operating expenses:
   Sales, marketing and technical support                            60.1             81.8                65.2              68.3
   General and administrative                                        78.8             59.8                80.9              59.0
   Other expense (income), net                                        2.9              4.1               (14.2)              7.3
                                                                 --------          -------             -------          --------
     Total operating expenses                                       141.9            145.8               132.0             134.6
Operating (loss)                                                   (105.5)          (113.7)              (98.9)           (103.4)
Loss on equity investment                                           (10.4)               -               (10.3)                -
Interest income, net                                                 17.9             43.0                15.7              56.7
                                                                 --------          -------             -------          --------
Loss from continuing operations before taxes                        (98.0)           (70.7)              (93.4)            (46.6)
Income tax benefit                                                   30.9             18.1                28.8              13.7
                                                                 --------          -------             -------          --------
Net loss from continuing operations                                 (67.1)%          (52.6)%             (64.6)%           (32.9)%
                                                                 ========          =======             =======          ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

     Revenues

                                                                       For the quarter ended             For the six months ended

                                                                   March 1,         March 2,            March 1,         March 1,
                                                                       2001             2000                2001             2000
---------------------------------------------------------------------------------------------------------------------------------
(Amounts in 1000's)
Hosting revenue                                                 $     9,977       $    3,924           $  18,610       $    5,384
Connectivity revenue                                                  2,784            2,124               5,557            4,042
Other revenue                                                         1,705            1,122               3,825            1,884
                                                                -----------       ----------           ---------       ----------
Total Revenues                                                  $    14,466       $    7,170           $  27,992       $   11,310
                                                                ===========       ==========           =========       ==========

Revenues increased $7.3 million, or 102%, and $16.7 million or 147%, respectively, for the quarter and for the six months ended March 1, 2001 when compared to the same periods from the prior year. Revenue is primarily generated by providing shared and dedicated hosting, co-location hosting, application hosting, connectivity and equipment sales to customers. Revenue is recognized as the services are provided. Hosting contracts generally are for service periods ranging from 1 to 12 months and typically require up-front fees. Such fees, including set-up fees for hosting services, are deferred and recognized ratably over the customers expected service period. Other revenue is primarily the sale of equipment to customers.

Hosting revenues increased $6.1 million or 154% and $13.2 million or 246%, respectively, for the quarter and for the six months ended March 1, 2001 when compared to the same periods from the prior year. The growth in hosting revenues has been driven by new customer growth, upgrading existing customers and acquisitions, which occurred, in fiscal 2000. Excluding the effect of the acquisitions in 2000, hosting growth was 101% and 112%, respectively, for the quarter and the six months ended March 1, 2001, when compared to the same periods from the prior year. Sequential quarterly hosting revenue growth was 16%. Shared hosting revenues were 72% of hosting revenues for the quarter and six months ending March 1, 2001, compared to 88% and 91%, respectively for the same periods from the prior year. Dedicated hosting revenues were 21% and 22% of hosting revenues, respectively, for the quarter and six months ending March 1, 2001, compared to 8% and 6%, respectively for the same periods from the prior year. We have continued to focus on increasing our higher-end hosting services and ended the quarter with the number of dedicated, managed and unmanaged servers in excess of 1,200, compared to 234 from the same period a year ago.

Connectivity revenues increased $0.7 million or 31% and $1.5 million or 37%, respectively, for the quarter and for the six months ended March 1, 2001 when compared to the same period from the prior year. The growth in connectivity revenues has been driven primarily by new customer growth.

We maintained over 138,000 paid hosted Web sites, 72,300 paid hosting accounts and 40,100 Internet access accounts at the end of the second quarter of 2001. These numbers compare to 78,900 paid hosted Web sites, 34,900 paid hosting accounts and 34,800 Internet access accounts at the end of the second quarter of 2000.

On March 26, 2001 we entered into an agreement to sell substantially all of our consumer dial-up accounts for between $4 and $5 million. Revenue from these accounts was approximately 12.4% of total revenues for the second quarter of 2001. The sale of these accounts is not expected to have a substantial impact on operating income. We expect that these accounts will be transferred by August 2001.

     Cost of Revenue

Cost of revenues increased 89% and 141% to $9.2 million and $18.7 million, respectively, for the quarter and six-month periods ended March 1, 2001 from $4.9 million and $7.8 million in the same periods of the prior year. The increases in cost of revenues were related to supporting our higher customer base and revenue levels and were primarily related to increased telecommunications and Internet access costs, depreciation relating to data center build-outs and equipment purchases, rent, technical personnel and the cost of equipment sold to customers. Our cost of revenues as a percentage of revenues decreased to 64% and 67%, respectively, for the quarter and six-month periods ended March 1, 2001 from 68% and 69% for the same periods of the prior year. We anticipate that costs of revenues will increase in absolute dollars, but decline as a percentage of revenues as we continue to grow, and achieve a more cost-effective scale of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

     Sales, Marketing and Technical Support

Sales, marketing and technical support expenses increased 48% and 136% to $8.7 million and $18.3 million, respectively, for the quarter and six-month periods ended March 1, 2001 from $5.9 million and $7.7 million in the same periods of the prior year. The increase in sales and marketing expenses during the quarter ended March 1, 2001 was primarily related to increased sales and technical support personnel costs and outsourced telemarketing costs, offset partially by a reduction in advertising costs. The increase in sales and marketing expenses during the six-month period ended March 1, 2001 was related to increased sales personnel costs, outsourced telemarketing costs and amortization of acquisition compensation costs. In addition, technical support costs were $2.3 million and $4.9 million, respectively, for the quarter and the six-month period end March 1, 2001, compared to $1.0 million and $1.5 million from the same periods of the prior year.

     General and Administrative

General and administrative expenses increased 166% and 240% to $11.4 million and $22.7 million, respectively, for the quarter and six-month periods ended March 1, 2001 from $4.3 million and $6.7 million in the same periods of the prior year. The increase in general and administrative expenses during the quarter and the six-months ended March 1, 2001 was primarily related to increased engineering, development, general and administrative personnel costs, goodwill and intangible amortization, bad debt expenses, depreciation, consulting fees and rent.

     Other Expense (income), net

On September 29, 2000, the Company sold its remaining 10% interest in MCMS, Inc. ("MCMS") for a net gain of $4.5 million which is reported in the Statements of Operations under "Other expense (income), net". MCMS was formerly a wholly owned subsidiary, of which 90% was sold in September 1998. Gain or loss from the disposal of fixed assets and other non-operating costs are also included in "other expense (income), net."

     Earnings Before Income Taxes, depreciation and Amortization ("EBITDA")

Our earnings before net interest, income taxes, depreciation and amortization (including amortization of acquisition compensation costs) was a loss of $11.4 million and $18.6 million, respectively, for the quarter and six-month periods ended March 1, 2001 compared to a loss of $5.7 and $8.2 million in the same periods of the prior year. The increases in the level of EBITDA losses were primarily due to increased expenditures needed to support our growth in operations, including salaries and benefits for additional employees, network costs, rent, and other costs related to the increase in the number of our data centers as well as increased sales, technical support, and general and administrative expenses. Although EBITDA should not be used as an alternative to operating loss or net cash provided by (used for) operating activities, investing activities or financing activities, each as measured under generally accepted accounting principles, our management believes that EBITDA is an additional meaningful measure of performance.

     Loss on Equity Investments

The loss on equity investments represents the Company's equity share of the losses of Bird on a Wire, Inc. ("BOAW").

     Income Tax Provision

The effective income tax rate was approximately 32% and 26% for the second quarter of 2001 and 2000, respectively. The effective income tax rate was approximately 31% and 29% for the first six months of 2001 and 2000, respectively. These rates principally reflect the federal statutory rate, net of the effect of state taxes and tax exempt securities.

Liquidity and Capital Resources

As of March 1, 2001, we had $282.2 million in cash, cash equivalents and liquid investments, of which $198 million was shown in continuing operations and $84.2 million was shown in discontinued operations. This represents a decrease of $43.8 million compared to August 31, 2000. In addition there are also $7.3 million of held to maturity investments, with maturity terms in excess of one year as of March 1, 2001.

Principal sources of liquidity, from continuing operations, in the first half of 2001 were $80.3 million of proceeds from maturing investments and $4.5 million of proceeds from the sale MCMS common stock. We used $27.0 million of cash in operating activities during the second quarter of 2001 primarily due to increased operating expenses to position HostPro for future growth. In addition,

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

other principal uses of cash during the quarter were $18.5 million of purchases of held to maturity investments and $13.8 million for purchases of property, plant and equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

The SpecTek and PC Systems dispositions will have a material impact on our liquidity in the third quarter of 2001. Pursuant to the Amended and Restated Component Recovery Agreement, dated effective September 2, 1999, (as amended, the "Component Recovery Purchase Agreement") MTI has exercised its rights to purchase the assets of the SpecTek business. On March 22, 2001, the Company entered into a Purchase Agreement (the "Purchase Agreement") to sell all assets primarily used by SpecTek and certain land, buildings and intellectual property assets, used primarily by the PC Systems business, to MTI. We anticipate that the proceeds from the completion of the transaction contemplated in the Purchase Agreement will be approximately $43.0 million, in the third quarter of 2001.

SpecTek has been our only profitable segment and our only source of positive cash flows, excluding interest income. The discontinuance of the SpecTek segment will have a material adverse effect on our financial position, results of operations and cash flows. HostPro does not expect to generate positive cash flow from its operations for at least one year. However, we expect to have adequate cash reserves to fund operations during this period. Our future success is dependent upon our ability to achieve profitability prior to the depletion of cash reserves and to raise funds, thereafter, if needed. We cannot assure that HostPro will be profitable in the future under its current Web and application hosting model or that adequate funding will be available to allow us to continue operations subsequent to the one-year time period.

We have also signed a non-binding Letter of Intent to sell our PC Systems business segment to a private, technology-equity-investment firm (the "Investment Firm"). If the sale of the PC Systems business were consummated, we would be required to meet certain working capital requirements based on the net assets and liabilities to be transferred to the Investment Firm. In the third quarter of 2001 we expect cash outflows of approximately $84.2 million to satisfy the working capital requirements under the potential sale and to fund the operations of the PC Systems business during the phase-out period. These amounts are currently recorded as cash and cash equivalents in the discontinued operations.

On March 28, 2001, we terminated our unsecured credit agreement with a group of financial institutions, which provided borrowings up to $100.0 million. As of March 2, 2001, we had no borrowings outstanding under this agreement. We currently do not have any plans to obtain a new credit agreement.

At March 1, 2001, we had commitments of $1.6 million for the expansion and upgrading of facilities and equipment and $9.2 million for infrastructure software projects. We anticipate making capital expenditures in excess of $8.0 million during the remainder of 2001.

Certain Factors

You should carefully consider the following factors and all other information contained in this Form 10-Q before you make any investment decisions with respect to our securities. The risks and uncertainties we describe below are not the only risks we face. If any of the adverse events described in the following factors actually occur or we do not accomplish necessary events or objectives described in the factors, our business, financial condition and operating results could be materially and adversely affected, the trading price of our common stock could decline and you could lose all or part of your investment.

Recently announced corporate developments have put a strain on our management, may adversely affect our relationships with our customers and could adversely affect our operating results. On March 23, 2001, we announced plans to sell our non-hosting businesses and plans to acquire Interland. During fiscal 2000, our non-hosting businesses accounted for 97.9% of our revenues and was responsible for $89 million of our operating income, while our hosting business accounted for only 2.1% of our revenue and was responsible for a $43 million operating loss, before the elimination of intersegment transactions. Our plans to become a company focused solely on the Web hosting industry represent a significant change from the business we have conducted to date. Efforts to fulfill these planned changes have placed, and are expected to continue to place, a significant strain on our management team and have diverted, and are expected to continue to divert, the attention of management from the day to day operation of our businesses. Our plans to dispose of the PC Systems business have resulted in customer uncertainty with respect to the future availability of products and services currently provided by that business, which may adversely affect continued demand for those products and services and ultimately may affect the expected loss associated with the disposition of that business

Our historical financial information is not representative of our expected results going forward. Given our plans to sell our non-hosting businesses, our historical financial information as provided in previous filings will not be representative of our future operating results. Including the discontinued operations, HostPro has represented less than 3% for fiscal 2000, 5% for current quarter, of our total revenues. In addition, HostPro's costs and expenses include allocations of infrastructure costs associated with HostPro's use of or benefit from centralized corporate services provided by Micron Electronics. The historical financial information of the Web hosting business has been adjusted to take into account the estimated impact of discontinued operations in order to reflect what HostPro's financial position, results of operations and cash flows would have been had HostPro been a separate entity during the periods presented. These estimates could change significantly once the disposition of the non-hosting businesses is completed and, therefore, the historical information is not necessarily indicative of the future financial results of the Web hosting business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

Our proposed merger with Interland presents many risks and uncertainties, including possible changes in the exchange ratio, significant accounting charges, integration challenges and possible adverse reactions from customers and suppliers. The exchange ratio of 0.861 shares of Micron Electronics common stock for each outstanding share of Interland common stock will be adjusted if the cash and cash equivalents of Micron Electronics less any reserves related to Micron Electronics' PC Systems or SpecTek businesses - the Net Available Cash - are less than $200 million at the time of the merger closing. The level of adjustment depends on the amount of Net Available Cash as of the merger closing. Any adjustment will increase the number of shares issuable to the shareholders of Interland and will therefore further decrease the ownership of the combined company by existing Micron Electronics shareholders. However, the exchange ratio will not be adjusted for fluctuations in the trading price of Micron Electronics common stock or Interland common stock.

Micron Electronics will account for the acquisition of Interland using the purchase method of accounting. Under the purchase method, the purchase price of Interland will be allocated to the assets acquired and liabilities assumed from Interland. Micron Electronics expects to record a charge to operations upon the completion of the merger related to any acquired in-process research and development and to record amounts related to intangible assets and goodwill, which will result in annual amortization expenses. These annual amortization expenses will delay projected achievement of profitability for the Web hosting business. Additional restructuring charges in connection with the acquisition are also possible.

The announcement of the merger may increase the likelihood of a number of changes to the business of HostPro. These potential changes include loss of key management, development or other personnel; cancellation or decline in the rate of orders for products or services or deterioration of customer relationships; delays in product development or development of new service capabilities; and loss of key strategic relationships, joint marketing arrangements or key business partners.

Micron Electronics' acquisition of Interland involves risks related to the integration and management of Interland's operations and personnel with those of Micron Electronics' Web hosting business. The integration of Micron Electronics and Interland will be a complex, time consuming and expensive process and may disrupt the businesses of both companies if not completed in a timely and efficient manner. After the merger, the company must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices.

Micron Electronics and Interland may encounter substantial difficulties, costs and delays involved in integrating their operations. For example, Micron Electronics' headquarters are located in Nampa, Idaho, while Interland's headquarters are located in Atlanta, Georgia. The combined company will be headquartered in Atlanta, Georgia. Micron Electronics' integration of Interland's operations and personnel may be difficult due to the geographic distance between the two companies. The challenges of integrating the operations of HostPro and Interland will be increased by ongoing efforts associated with the continuing integration of other recent acquisitions by Micron Electronics of Web hosting businesses and Micron Electronics' continuing efforts to dispose of its non-Web hosting businesses. If this integration effort is not successful, then results of operations could be adversely affected, employee morale could decline, key employees could leave and customers could cancel existing orders or choose not to place new ones. In addition, the attention and effort devoted to the integration of the two companies will significantly divert management's attention from other important issues, such as expansion of the combined company's customer base, which could negatively affect the business and operating results of the combined company. Success of the merger will depend, in significant part, on the continued services of HostPro's and Interland's senior management personnel and of its key technical and sales personnel. If members of the combined company's anticipated management were to terminate their employment with HostPro or Interland, the ability of the combined company to manage its business and workforce after the merger could be harmed and its operations could be disrupted, and the benefits that the combined company anticipates from the merger could be prevented or deferred.

If the total costs of the merger and related consolidation and integration exceed estimates, or if the cost synergies of the merger are less than expected, the financial results and or financial position of the combined company would suffer. Any shortfall in anticipated operating results of the combined company could cause the market price of Micron Electronics common stock to decline. In addition, the market price of Micron Electronics common stock could decline immediately, and perhaps significantly, if Micron Electronics does not experience the business benefits of the merger as quickly or in as great an amount as securities analysts expect.

The merger is subject to several closing conditions, including approval by Interland's and Micron Electronics' shareholders, and we cannot assure you that the merger will be successfully completed. In the event that the merger is not successfully completed, Micron Electronics may be subject to a number of material risks, including requirements to pay termination fees under certain circumstances.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

If we fail to sell our PC Systems business we may incur a larger loss than planned and the exchange ratio for the Interland merger could be impacted. Micron Electronics is currently in negotiations with a potential buyer for its PC Systems business and intends to sell or discontinue that business prior to the closing of the Interland merger. The loss on disposal of the PC Systems business segment, net of estimated income tax benefits, is estimated to be $147.5 million, including costs associated with disposing of the business of $109.6 million. Losses on the disposal of the PC Systems business may exceed this estimate. If losses associated with the disposition of this business exceed these estimates, Micron Electronics' operating results would be adversely affected. In addition, if the losses from, or reserves related to, the PC Systems business are greater than expected, the exchange ratio for the merger may be adjusted.

HostPro has incurred losses since inception, and we expect it to incur losses for at least the next two years. HostPro has incurred net losses and losses from operations for each period from inception through the first six months of 2001. As of March 1, 2001, HostPro had accumulated net losses of approximately $43 million. We do not expect HostPro, or the combined company if the Interland merger is consummated, to generate positive cash flow from operations for at least one year.

HostPro has a limited operating history and its business model is still evolving, which makes it difficult to evaluate its prospects. HostPro's limited operating history makes evaluating its business operations and prospects difficult. HostPro was formed through the acquisition of four separate hosting and ISP companies during the period from August 1999 through March 2000. HostPro's range of product offerings has changed since its inception and its business model is still new and developing. Because some of HostPro's products are new, the market for these products is uncertain. As a result, the revenue and income potential of its business, as well as the potential benefits of its proposed merger with Interland, may be difficult to evaluate.

Our quarterly operating results may fluctuate and our future revenues and profitability are uncertain. HostPro's past operating results have been subject to seasonality and other fluctuations, on a quarterly and an annual basis. HostPro may also experience significant fluctuations in quarterly and annual operating results due to a wide variety of factors. Because of these fluctuations, comparisons of operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. Factors that may cause operating results to fluctuate include, but are not limited to:

        .    demand for and market acceptance of our services;

        . introductions of new products or services or enhancements by us and our competitors;

        . technical difficulties or system downtime affecting the Internet generally or our hosting operations specifically;

        .    the mix of products and services sold by us or our competitors;

        .    customer retention;

        . the timing and success of our advertising and marketing efforts and introductions of new services to customers and the timing and success of the marketing efforts and introductions of new services to customers of our resellers;

        . the timing and magnitude of capital expenditures, including construction costs relating to the expansion of operations;

        . increased competition in the Web hosting and applications hosting markets;

        . changes in our pricing policies and the pricing policies of our competitors;

        .    gains or losses of key strategic relationships; and

        .    other general and industry-specific economic factors.

In addition, a relatively large portion of our expenses are fixed in the short-term, and therefore our results of operations are particularly sensitive to fluctuations in revenues. Also, if we were unable to continue using third-party products in our services offerings, our service development costs could increase significantly.

The business and operating results of Micron Electronics' PC Systems business also are subject to a variety of factors, which could affect the results of our discontinued operations until that business is sold or fully discontinued. These factors include:

        .    fluctuating market pricing for personal computers;

        . seasonal cycles common in the personal computer industry and seasonal government purchasing cycles;

        .    inventory obsolescence;

        .    our ability to effectively manage inventory levels;

        . customer acceptance of PC Systems' products during this transition period; and

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

        .    fluctuating component costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

Micron Electronics' stock price may be volatile. The future earnings and stock price of Micron Electronics may be subject to significant volatility. Any shortfall in revenue or earnings of HostPro from levels expected by securities analysts, general decline in economic conditions, announcements by HostPro or its competitors regarding new products and services introductions or material reductions in spending by customers, could have an immediate and significant adverse effect on the trading price of the common stock of Micron Electronics in any given period. Additionally, Micron Electronics may not learn of such shortfalls by the combined company until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of Micron Electronics' common stock. In addition, the market price of Micron Electronics common stock might decline significantly as a result of the proposed merger with Interland if the combined company does not experience the benefits of the merger as quickly as anticipated, or at all, or the costs of or operational difficulties arising from the merger are greater than anticipated, or the impact of the merger on the combined company's financial results is not in line with the expectations of financial analysts. Similarly, the market price of Micron Electronics' common stock might decline if we are not able to sell the PC Systems business on satisfactory terms and conditions.

We may not effectively execute our Web hosting strategy and as a result, others may seize the market opportunity that we have identified. If we fail to execute our Web hosting strategy in a timely or effective manner, our competitors may be able to seize the opportunity we have identified to address the Web hosting needs of small- and medium-sized businesses. Our business strategy is complex and requires that we successfully and simultaneously complete many tasks, and the failure to complete any one of these may jeopardize our strategy as a whole. Execution of our strategy may be more difficult in light of our planned merger with Interland because the management team for the combined company will not have worked together as a team prior to the merger closing. In order to be successful, we will need to:

        .    market our services and build our brand name effectively;

        . provide reliable and cost-effective services that can be expanded to meet the demands of our customers;

        .    develop new Internet applications products and services;

        . continue to grow our infrastructure to accommodate additional customers and increased use of our network bandwidth;

        . expand our channels of distribution and our international operations;

        .    continue to respond to competitive developments;

        . influence and respond to emerging industry standards and other changes; and

        .    attract, retain and motivate qualified personnel.

We operate in a new and evolving market with uncertain prospects for growth and may not be able to sustain growth in our customer base. The market for Web hosting and applications hosting services for small- and medium-sized businesses has only recently begun to develop and is evolving rapidly. Our future growth, if any, will depend upon the willingness of small and medium-sized businesses to outsource Web hosting and applications hosting services, upon our ability to increase our average revenue per customer, and upon retention of customers. If this market fails to develop further or develops more slowly than expected, or if our services do not achieve broader market acceptance, we will not be able to grow our customer base. In addition, we must be able to differentiate ourselves from our competition through our service offerings and brand recognition in order to attract customers. These activities may be more expensive than we anticipate, and we may not be successful in differentiating ourselves, achieving market acceptance of our services or selling additional services to our existing customer base. We may also experience difficulties that could delay or prevent the successful development, introduction or marketing of these services. If we are unable, for technical or other reasons, to develop and introduce new services or products or enhancements to existing services in a timely manner, or if new services do not achieve market acceptance in a timely manner or at all, it would be difficult for us to attract customers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

Micron Technology is our majority shareholder and is therefore able to control matters requiring shareholder approval. As of April 15, 2001, Micron Technology owned approximately 61% of Micron Electronics' outstanding common stock. After the completion of the planned merger with Interland, Micron Technology is expected to own approximately 42% of the outstanding common stock of Micron Electronics. In addition, two of Micron Electronics' current directors are also directors of Micron Technology, including Steven R. Appleton, Chairman and Chief Executive Officer of Micron Technology. So long as Micron Technology continues to own a substantial portion of Micron Electronics' outstanding common stock, Micron Technology will have the ability to influence in a significant way matters requiring shareholder approval, including the election of directors, and potentially could control the management and corporate policies of the combined company. The level of Micron Technology's ownership of Micron Electronics' common stock may limit our ability to complete future equity financing. In addition, the sale on the open market of substantial amounts of shares of Micron Electronics' common stock currently held by Micron Technology could adversely affect the prevailing market price of Micron Electronics' common stock. Micron Technology's ability to sell shares of the combined company's common stock, unless registered under the Securities Act of 1933, is subject to volume and other restrictions pursuant to Rule 145 promulgated under the Securities Act and is subject to contractual restrictions included in a voting agreement and a shareholder agreement entered into between Micron Technology and Micron Electronics in connection with the Interland merger.

HostPro faces intense competition. The Web hosting and applications hosting markets are highly competitive and are becoming more so. There are few substantial barriers to entry, and we expect that we will face additional competition from existing competitors and new market entrants in the future. We may not have the resources, expertise or other competitive factors to compete successfully in the future. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, these competitors may be able to:

        . develop and expand their network infrastructures and service offerings more rapidly;

        . adapt to new or emerging technologies and changes in customer requirements more quickly;

        .    take advantage of acquisition and other opportunities more readily;
             and

        . devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can.

In an effort to gain market share, some of our competitors have offered Web hosting services similar to ours at lower prices than ours or with incentives not matched by us, including free start-up and domain name registration, periods of free service, low-priced Internet access or free software. In addition, some of our competitors may be able to provide customers with additional benefits, including reduced communications costs, which could reduce the overall costs of their services relative to ours. We may not be able to reduce the pricing of our services or offer incentives in response to the actions of our competitors without harming our business. Because of the fierce competition in the Web hosting and applications hosting industry, the number of competitors could lead to a surplus in service providers, leading to further reductions in the prices of services. We also believe that the market in which we compete is likely to consolidate further in the near future, which could result in increased price and other competition that could damage our business.

Our current and potential competitors in the market include Web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, large information technology firms that provide a wide array of information technology services and computer hardware suppliers. Our competitors may operate in one or more of these areas and include companies such as Concentric Network Corporation, Interland, a NEXTLINK Company, Data Return Corp., Digex Corporation, EarthLink, Inc., Exodus Communications, Inc., Interliant, NTT Verio Inc., and Navisite, Inc. In addition, several large diversified companies (such as Intel Corporation, Dell Computer Corporation, International Business Machines Corporation and AT&T Corporation) have entered or indicated their intent to enter into the e-services market, which will intensify the competition.

Our ability to successfully market our services could be substantially impaired if we are unable to deploy new Internet applications or if new Internet applications deployed by us prove to be unreliable, defective or incompatible. We cannot assure you that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of Internet application services in the future. If any newly introduced Internet applications suffer from reliability, quality or compatibility problems, market acceptance of our services could be greatly hindered and our ability to attract new customers could be adversely affected. We cannot assure you that new applications deployed by us will be free from any reliability, quality or compatibility problems. If we incur increased costs or are unable, for technical or other reasons, to host and manage new Internet applications or enhancements of existing applications, our ability to successfully market our services could be substantially impaired.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

Impairment of our intellectual property rights could negatively affect our business or could allow competitors to minimize any advantage that our proprietary technology may give us. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in our services. At this point, we have no patented technology that would preclude or inhibit competitors from entering the Web hosting market that we serve. While we may file patent applications on particular aspects of our technology, we cannot be sure that we will receive any patents. Policing unauthorized use of products or methods of operation and fully protecting our proprietary rights is difficult, and we cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate. In addition, effective copyright, trademark, trade secret and patent protection may not be available in every country in which our products and services are distributed. Further, Micron Electronics is currently, and may in the future, be involved in legal disputes relating to the validity or alleged infringement of our, or of a third party's, intellectual property rights. Intellectual property litigation is typically extremely costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. In addition, any adverse decisions could subject us to significant liabilities, require us to seek licenses from others, prevent us from manufacturing, using, licensing or selling certain of our products and services, or cause severe disruptions to our operations or the markets in which we compete, any one of which could dramatically impact our business and results of operations.

Periodically, Micron Electronics is made aware that technology it uses may infringe on intellectual property rights held by others. Micron Electronics has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for alleged infringement prior to March 1, 2001. Resolution of these claims could have a material adverse effect on future results of operations and could require changes in the products or processes of the combined company.

We will rely heavily on our key personnel. Our future success will depend, in part, on our ability to attract and retain key management, technical and sales and marketing personnel. We attempt to enhance our management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. We experience strong competition for such personnel in the Web hosting industry. Our inability to retain employees and attract and retain sufficient additional employees, and information technology, engineering and technical support resources, could have a material adverse effect on our business, financial condition, results of operations and cash flows. We cannot assure you that we will not lose key personnel or that the loss of any key personnel will not have a material adverse effect on our business, financial position, results of operations and cash flows.

If we are unable to expand our network infrastructure capacity, we may not be able to meet increasing demand, and could lose customers and may not be able to sustain or increase our revenues. We must continue to expand and adapt our network infrastructure to meet the increase in the number of users and the amount of information they wish to transport and to meet changing customer requirements. The expansion and adaptation of our telecommunications and hosting facility infrastructure will require substantial financial, operational and management resources as we negotiate for access to telecommunications systems with existing and other network infrastructure suppliers. Significant and rapid expansion of our network due to increased usage will place additional stress upon our network hardware, traffic management systems and hosting facilities. The ability of our network to connect and manage a substantially larger number of customers at high transmission speeds is as yet unknown. In addition, our ability to expand our network to its expected customer levels while maintaining superior performance is unknown. As customers' bandwidth usage increases, we will need to make additional investments in our infrastructure to maintain adequate data transmissions speeds, the availability of which may be limited and the cost of which may be significant. Additional network capacity may not be available from third-party suppliers as it is needed by us. As a result, our network may not be able to achieve or maintain a sufficiently high capacity of data transmission, especially if customer usage increases. Any failure on our part to achieve or maintain high-capacity data transmission could significantly reduce consumer demand for our services and adversely affect our business.

If we are unable to obtain sufficient telecommunications network capacity at reasonable costs, we may not be able to provide services at prices acceptable to our customers, thereby reducing demand for our services. Our success will depend upon the capacity, ease of expansion, reliability and security of our network infrastructure, including the capacity leased from our telecommunications network suppliers. Our network currently delivers service through Cable & Wireless, McLeod, UUNet, Qwest, Electric Lightwave, Genuity, Worldcom, Level 3, Nextlink, Sprint and Touch America. Some of these suppliers are also competitors. Our operating results depend, in part, upon the pricing and availability of telecommunications network capacity from a limited number of providers. If capacity is not available to us as our customers' usage increases, our network may not be able to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, our business would suffer if our network suppliers increased the prices for their services and we were unable to pass along any increased costs to our customers. Any failure on our part or the part of our third-party suppliers to achieve or maintain high data transmission capacity, reliability or performance could significantly reduce customer demand for our services, damage our business reputation and increase our costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

We depend on our reseller sales channel to market and sell many of our Web hosting services. We will not control our resellers, and if we fail to develop or maintain good relations with resellers, we may not achieve the growth in customers and revenues that we expect. An element of the strategy for our growth is to further develop the use of third parties who resell our services. Many of these resellers are Web development or Web consulting companies that also sell our Web hosting services, but that generally do not have established customer bases to which they can market our services. Therefore, we do not focus our direct marketing efforts on those markets. We are dependent on third parties to stimulate demand for our services. Although we attempt to provide our resellers with incentives such as price discounts on our services that the resellers seek to resell at a profit, the failure of our services to be commercially accepted in some markets, whether as a result of a reseller's performance or otherwise, could cause our current resellers to discontinue their relationships with us, and we may not be successful in establishing additional reseller relationships as needed.

We may have additional liabilities for sales and use taxes. During the third quarter of 1997, Micron Electronics began to collect and remit applicable sales or use taxes in nearly all states. It is a party to agreements with nearly all states, which generally limit our liability, if any, for non-remittance of sales and use taxes prior to such agreements' effective dates. Micron Electronics previously accrued a liability for the estimated settlement cost of issues related to sales and use taxes not covered by such agreements. Our management believes the resolution of any matters relating to the non-remittance of sales or use taxes will not materially affect our business, financial position, results of operations and cash flows.

HostPro will be subject to changes in technology and industry standards. In the Web and applications hosting industry, service providers must keep pace with evolving technologies in order to offer relevant, sophisticated services on a timely basis to meet rapidly changing customer demands. Our future success will depend, in part, upon our ability to offer services that incorporate leading technologies, address the increasingly sophisticated and varied needs of our current and prospective Web and applications hosting customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The market for our services is characterized by rapidly changing and unproven technologies, evolving industry standards, changes in customer needs, emerging competition and frequent introductions of new services. To be successful, we must continually improve the performance, features and reliability of our services, including our proprietary technologies, and modify our business strategies accordingly. We could also incur substantial costs if we need to modify our services or infrastructure in order to adapt to these changes. Technological advances may have the effect of encouraging some of our current or future customers to rely on in-house personnel and equipment to furnish the services that we currently provide. If we are unable to maintain the compatibility of our services with products offered by our vendors, we could lose or fail to attract customers.

We believe that our ability to compete successfully also depends upon the continued compatibility of our services with products offered by various vendors. Enhanced or newly developed third-party products may not be compatible with our infrastructure, and such products may not adequately address the needs of our customers. Although we currently intend to support emerging standards, industry standards may not be established, and, even if they are established, we may not be able to conform to these new standards in a timely fashion in order to maintain a competitive position in the market. Our failure to conform to the prevailing standard, or the failure of a common standard to emerge, could cause us to lose customers or fail to attract new customers. In addition, products, services or technologies developed by others could render our services noncompetitive or obsolete.

HostPro's ability to attract customers is dependent on the reliable performance and growth of use of the Internet. As a Web and applications hosting company, our success will depend in large part on continued growth in the use of the Internet. The lack of continued growth in the usage of the Internet would adversely affect our business because we would not gain additional customers and our existing customers might not have any further use for our services. Internet usage and growth may be inhibited for a number of reasons, such as:

     .    inadequate network infrastructure;

     .    security concerns;

     . uncertainty of legal and regulatory issues concerning the use of the Internet;

     .    inconsistent quality of service;

     .    lack of availability of cost-effective, reliable, high-speed service;
          and

     .    failure of Internet use to expand internationally.

If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, or its performance and reliability may decline. For example, Web sites have experienced interruptions in service as a result of outages and

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently, use of the Internet as a commercial or business medium could in the future grow more slowly or decline.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

HostPro is vulnerable to system failures, which could harm its reputation, cause its customers to seek reimbursement for services, and cause its customers to seek another provider for services. HostPro must be able to operate the systems that manage our network around the clock without interruption. Our operations will depend upon our ability to protect our network infrastructure, equipment and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. Although we have attempted to build redundancy into our networks, our networks are currently subject to various points of failure, and a problem with one of our routers (devices that move information from one computer network to another) or switches could cause an interruption in the services we provide to a portion of our customers. In the past, we have experienced periodic interruptions in service. In addition, failure of any of our telecommunications providers to provide the data communications capacity we require, as a result of human error, a natural disaster or other operational disruption, could result in interruptions in services. Any future interruptions could:

     .    cause customers or end users to seek damages for losses incurred;

     .    require us to replace existing equipment or add redundant facilities;

     .    damage our reputation for reliable service;

     .    cause existing customers to cancel their contracts; or

     .    make it more difficult for us to attract new customers.

Our data centers and networks may be vulnerable to security breaches. A significant barrier to electronic commerce and communications is the need for secure transmission of confidential information over public networks. Some of our services rely on security technology licensed from third parties that provides the encryption and authentication necessary to effect the secure transmission of confidential information. Despite the design and implementation of a variety of network security measures by us, unauthorized access, computer viruses, accidental or intentional actions and other disruptions could occur. In the past, we have experienced, and in the future we may experience, delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. In addition, inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information, such as credit card and bank account numbers stored in our computer systems. These security problems could result in our liability and could also cause the loss of existing customers and potential customers. In addition, third parties could interfere with the operation of our customers' Web sites through intentional attacks including causing an overload of traffic to these Web sites.

Although we intend to continue to implement industry-standard security measures, third parties may be able to overcome any measures that we implement. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive and the efforts to address such problems could result in interruptions, delays or cessation of service to our customers, and harm our reputation and growth.

Disruption of our services caused by unknown software defects could harm our business and reputation. Our service offerings depend on complex software, including proprietary software tools and software licensed from third parties. Complex software often contains defects, particularly when first introduced or when new versions are released. We may not discover software defects that affect our new or current services or enhancements until after they are deployed. Although we have not experienced any material software defects to date, it is possible that defects may occur in the software. These defects could cause service interruptions, which could damage our reputation or increase our service costs, cause us to lose revenue, delay market acceptance or divert our development resources.

Providing services to customers with critical Web sites and Web-based applications could potentially expose HostPro to lawsuits for customers' lost profits or other damages. Because the Web hosting and applications hosting services of HostPro are critical to many of our customers' businesses, any significant interruption in the services provided by us could result in lost profits or other indirect or consequential damages to both our customers as well as negative publicity and additional expenditures to correct the problem for the combined company. Although the standard terms and conditions of our customer contracts disclaim liability for any such damages, a customer could still bring a lawsuit against them claiming lost profits or other consequential damages as the result of a service interruption or other Web site or application problems that the customer may ascribe to them. A court might not enforce any limitations on HostPro's liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations even if we believe we would have meritorious defenses to any such claims. In such cases, we could be liable for substantial damage awards. Such damage awards might exceed our liability insurance by unknown but significant amounts, which would seriously harm our business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

We could face liability for information distributed through our network. The law relating to the liability of on-line services companies for information carried on or distributed through their networks is currently unsettled. On-line services companies could be subject to claims under both United States and foreign law for defamation, negligence, copyright or trademark infringement, violation of securities laws or other theories based on the nature and content of the materials distributed through their networks. Several private lawsuits seeking to impose such liability upon other entities are currently pending against other companies. In addition, organizations and individuals have sent unsolicited commercial e-mails from servers hosted by service providers to massive numbers of people, typically to advertise products or services. This practice, known as "spamming," can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. We may in the future receive letters from recipients of information transmitted by our customers objecting to such transmission.

In addition, we may become subject to proposed legislation that would impose liability for or prohibit the transmission over the Internet of some types of information. Other countries may also enact legislation or take action that could impose liability on us or cause us not to be able to operate in those countries. The imposition upon us and other on-line services of potential liability for information carried on or distributed through our systems could require us to implement measures to reduce our exposure to such liability, which may require us to expend substantial resources, or to discontinue service offerings. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals also could affect the growth of Internet use.

Our business may be impacted by government regulation and legal uncertainties. HostPro is not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. Only a small body of laws and regulations currently applies specifically to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, however, laws and regulations with respect to the Internet may be adopted at federal, state and local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. We cannot fully predict the nature of future legislation and the manner in which government authorities may interpret and enforce. As a result, we and our customers could be subject to potential liability under future legislation, which in turn could have a material adverse effect on our business, results of operations and financial condition. For example, if legislation were adopted in the U.S. or internationally that makes transacting business over the Internet, such as e-commerce, less favorable or otherwise curtails the growth of the Internet, our business would suffer. The adoption of any such laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for our services or increase the cost of doing business or in some other manner harm our business.

In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. These laws generally pre-date the advent of the Internet and related technologies and, as a result, do not consider or address the unique issues of the Internet and related technologies. Changes to laws intended to address these issues could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of costs of litigation or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations and financial condition.

In addition, because our services are available over the Internet virtually worldwide, and because we facilitate sales by our customers to end users located in multiple states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state or that we have a permanent establishment in each such foreign country.

PART II.  Other Information
---------------------------

Item 1. Legal Proceedings
-------------------------

On August 28, 2000 Micron Technology, Inc. ("MTI") filed suit in the U.S. District Court in Delaware against Rambus, Inc. ("Rambus") on several grounds including seeking declaratory relief from the assertion of Rambus Patents. On February 15, 2001, Rambus filed a patent infringement counterclaim alleging that memory, memory interfaces and controllers sold by MTI and the Company infringe U.S. Patents Nos. 5,915,105, 5,953,263, 5,954,804, 5,995,443, 6,032,215,
6,034,918 and 6,038,195. MTI has agreed to indemnify the Company for any liability arising from the use of MTI products. The counterclaim is currently in its early stages and we are therefore unable to estimate total expenses, possible loss or range of losses that may ultimately be connected with this matter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

We use the U.S. Dollar as our functional currency. Aggregate transaction gains and losses included in the determination of net income have not been material.

Substantially all of our cash equivalents, liquid investments and a majority of our debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of March 1, 2001, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values and has the ability and intent to hold these instruments to maturity. As a result, management believes that the market risk arising from its holdings of financial instruments is minimal.

PART II.  Other Information
---------------------------



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  The following are filed as a part of this report:

      Exhibit      Description
      -------      -----------

          2.03 Purchase Agreement, dated March 22, 2001, by and among MEI California, Inc., Micron Electronics, Inc. ("MEI") and Micron Technology, Inc. ("MTI"). (1)

          2.04 Agreement and Plan of Merger dated March 22, 2001 (the "Merger Agreement"), by and among Micron Electronics, Inc., a Minnesota corporation, Imagine Acquisition Corporation, a Delaware corporation, and Interland, Inc., a Georgia corporation ("Interland"), the schedule describing any adjustment to the Exchange Ratio (Schedule 1.6(a)(ii) to the Merger Agreement) and all exhibits to the Merger Agreement, including the form of Bridge Loan and Security Agreement dated as of March 22, 2001 between Interland and MEI (Exhibit 5.18A to the Merger Agreement), the form of Promissory Note to be issued in connection with the Bridge Loan and Security Agreement (Exhibit 5.18B to the Merger Agreement), the form of Amended and Restated Registration Rights Agreement between MEI, MTI and certain shareholders of Interland (Exhibit 5.20A to the Merger Agreement), the form of Registration Rights Agreement dated as of March 22, 2001 between MEI, MTI and Interland (Exhibit 5.20B to the Merger Agreement), the form of MTI Shareholder Agreement dated as of March 22, 2001 between MEI and MTI (Exhibit 6.2(g)(1) to the Merger Agreement) and the form of Shareholder Agreement dated as of March 22, 2001 between MEI and certain shareholders of Interland (Exhibit 6.2(g)(2) to the Merger Agreement). (2)

          10.77 Commercial Lease, dated March 22, 2001, between Micron Technology, Inc. and Micron Electronics, Inc. (3)

          10.78 Commercial Sublease, dated March 22, 2001, between Micron Technology, Inc. and Micron Electronics, Inc. (4)

          10.79    Severance Plan for Employees - 2001 Amendment and Restatement

          10.80    Change in Control ("CIC") Severance Plan

          10.81 HostPro, Inc. 2000 Incentive Plan II - Notice of Grant to Joel Kocher

          10.82 Retention Agreement between Micron Electronics, Inc. and Mike Adkins

          10.83 Retention Agreement between Micron Electronics, Inc. and Steve Arnold

          10.84 Retention Agreement between Micron Electronics, Inc. and Sid Ferrales

          10.85 Retention Agreement between Micron Electronics, Inc. and Lyle Jordan

          10.86 Retention Agreement between Micron Electronics, Inc. and Jim Stewart

     (b)  Reports on Form 8-K:
          The registrant did not file any reports on Form 8-K during the quarter ended March 1, 2001.

_________________
          (1) Incorporated by reference herein from exhibit 2.01 to MEI's Current Report on Form 8-K, filed April 10, 2001, with respect to MEI's sale of the SpecTek business to MTI.

          (2) Incorporated by reference herein from exhibit 2.01 to MEI's Current Report on Form 8-K, filed April 10, 2001, with respect to MEI's proposed merger with Interland.

          (3) Incorporated by reference herein from exhibit 99.01 to MEI's Current Report on Form 8-K, filed April 10, 2001, with respect to MEI's sale of the SpecTek business to MTI.

          (4) Incorporated by reference herein from exhibit 99.02 to MEI's Current Report on Form 8-K, filed April 10, 2001, with respect to MEI's sale of the SpecTek business to MTI.

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

                              Micron Electronics, Inc.
                              --------------------------------------------------
                              (Registrant)

Dated: April 15, 2001
                              /s/ James R. Stewart
                              --------------------------------------------------
                              James R. Stewart, Senior Vice President Finance Chief Financial Officer (Principal Financial and Accounting Officer)