Form 10-Q/A
period 2001-03-01
MICRON ELECTRONICS INC
filed 2001-06-22
CIK 854460

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               -----------------

                                  FORM 10-Q/A
                                Amendment No. 1

                               -----------------


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

                               -----------------

                           Micron Electronics, Inc.
                           ------------------------
            (Exact name of registrant as specified in its charter)


    State or other jurisdiction of incorporation or organization: Minnesota


                               -----------------


       Internal Revenue Service - Employer Identification No. 41-1404301


                               -----------------


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

Yes     X         No________
     -------

      The number of outstanding shares of the registrant's common stock as of March 27, 2001 was 96,856,165.

PART I.  Financial Information
------------------------------

Item 1.  Financial Statements


This Amended Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-A for the quarterly period ended March 1, 2001 in order to reclassify certain items in our financial statements as discussed in Note 2 to the financial statements. Our Form 10-Q for the quarterly period ended March 1, 2001 is hereby revised and restated in its entirety. This Form 10-Q/A does not update the unchanged statements or other portions of the Form 10-Q beyond the date on which it was originally filed.

Micron Electronics, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

                                                               For the quarter ended    For the six months ended

                                                                March 1,     March 2,     March 1,     March 2,
                                                                 2001         2000         2001         2000
---------------------------------------------------------------------------------------------------------------------------
                                                                (Revised)                 (Revised)
Revenues                                                       $  14,466    $   7,170    $  27,992    $  11,310
Cost of revenues                                                   9,196        4,872       18,724        7,778
                                                               ---------    ---------    ---------    ---------
   Gross margin                                                    5,270        2,298        9,268        3,532
                                                               ---------    ---------    ---------    ---------
Operating expenses:
   Sales, marketing and technical support                          8,698        5,865       18,251        7,727
   General and administrative                                      9,696        3,228       19,096        5,173
   Goodwill amortization                                           1,707        1,062        3,562        1,497
   Other expense, net                                                424          296          536          824
                                                               ---------    ---------    ---------    ---------
     Total operating expenses                                     20,525       10,451       41,445       15,221
                                                               ---------    ---------    ---------    ---------
Operating loss                                                   (15,255)      (8,153)     (32,177)     (11,689)
Loss on equity investments                                        (1,509)          --       (2,882)          --
Gain on sale of investment                                            --           --        4,500           --
Interest income, net                                               2,588        3,082        4,407        6,415
                                                               ---------    ---------    ---------    ---------
Loss from continuing operations before taxes                     (14,176)      (5,071)     (26,152)      (5,274)
Income tax benefit                                                 4,472        1,299        8,070        1,549
                                                               ---------    ---------    ---------    ---------
Loss from continuing operations                                   (9,704)      (3,772)     (18,082)      (3,725)
                                                               ---------    ---------    ---------    ---------
Discontinued operations, net of tax:
   Income (loss) from discontinued operations                    (11,738)       9,497       (1,784)      24,069
   Loss on disposal of discontinued operations                  (147,500)          --     (147,500)          --
                                                               ---------    ---------    ---------    ---------
     Total income (loss) from discontinued operations           (159,238)       9,497     (149,284)      24,069
                                                               ---------    ---------    ---------    ---------
Net income (loss)                                              $(168,942)   $   5,725    $(167,366)   $  20,344
                                                               =========    =========    =========    =========
Net income (loss) per share, basic and diluted:
   Continuing operations                                       $   (0.10)   $   (0.04)   $   (0.19)   $   (0.04)
   Discontinued operations                                         (1.65)        0.10        (1.54)        0.25
                                                               ---------    ---------    ---------    ---------
                                                               $   (1.75)   $    0.06    $   (1.73)   $    0.21
                                                               =========    =========    =========    =========

Number of shares used in per share calculations:
   Basic and diluted                                              96,796       96,357       96,734       96,318


Fiscal 2000 amounts have been reclassified to reflect separately the results of discontinued operations. The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)


As of                                                                  March 1, 2001         August 31, 2000
------------------------------------------------------------------------------------------------------------
                                                                                               (Revised)
ASSETS
Cash and cash equivalents                                                $   133,059            $    200,002
Liquid investments                                                            64,906                 126,032
Receivables, net                                                              17,676                   4,404
Deferred income taxes                                                         21,402                  13,152
Other current assets                                                           1,598                   2,847
                                                                         -----------            ------------
Total current assets                                                         238,641                 346,437
Property, plant and equipment, net                                            47,360                  37,673
Goodwill and intangibles, net                                                 75,129                  81,821
Investments - held to maturity                                                 7,250                   1,250
Other assets                                                                   8,757                   8,511
Net assets of discontinued operations                                          5,429                  88,228
                                                                         -----------            ------------
Total assets                                                             $   382,566            $    563,920
                                                                         ===========            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                    $    19,271            $     28,004
Current debt                                                                     852                   1,971
                                                                         -----------            ------------
Total current liabilities                                                     20,123                  29,975
Deferred income taxes                                                         12,427                  16,082
Other liabilities                                                              9,290                  11,283
                                                                         -----------            ------------
Total liabilities                                                             41,840                  57,340
                                                                         -----------            ------------
Commitments and contingencies
Common stock, $.01 par value, authorized 150 million shares; issued
     and outstanding 96.9 million and 96.7 million, respectively                 969                     967
Additional capital                                                           135,995                 134,485
Retained earnings                                                            203,762                 371,128
                                                                         -----------            ------------
Total shareholders' equity                                                   340,726                 506,580
                                                                         -----------            ------------
Total liabilities and shareholders' equity                               $   382,566            $    563,920
                                                                         ===========            ============


Fiscal 2000 amounts have been reclassified to reflect separately the results of discontinued operations.
The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Six months ended                                                               March 1, 2001           March 2, 2000
--------------------------------------------------------------------------------------------------------------------
                                                                                 (Revised)               (Revised)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                                $  (167,366)            $    20,344
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities from continuing operations:
         Loss (income) from discontinued operations                                  149,284                 (24,069)
         Depreciation and amortization                                                11,263                   1,317
         Gain on sale of investment                                                   (4,500)                      -
         Provision for doubtful accounts                                               1,197                      44
         Changes in operating assets and liabilities, net of acquisitions:
              Receivables                                                            (14,469)                 (2,622)
              Other current assets                                                     1,247                    (801)
              Accounts payable and accrued expenses                                   (8,733)                  4,723
              Deferred income taxes                                                      523                   5,585
              Other                                                                   (2,215)                    269
                                                                                 -----------             -----------
Net cash (used in) provided by operating activities of continuing operations         (33,769)                  4,790
                                                                                 -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment                                       (13,762)                 (5,980)
Purchases of held to maturity investments                                            (18,468)               (124,319)
Proceeds from maturities of investment securities                                     80,274                 154,900
Proceeds from sale of investment                                                       4,500                       -
Acquisitions, net of cash acquired                                                         -                 (43,354)
Other                                                                                 (7,198)                (11,625)
                                                                                 -----------             -----------
Net cash provided by (used for) investing activities of continuing operations         45,346                 (30,378)
                                                                                 -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt                                                                    (1,119)                 (6,298)
Proceeds from issuance of common stock                                                 1,512                     428
                                                                                 -----------             -----------
Net cash provided by (used for) financing activities of continuing operations            393                  (5,870)
                                                                                 -----------             -----------

Net cash provided by (used in) continuing operations                                  11,970                 (31,458)
Net cash provided by (used in) discontinued operations                               (78,913)                 27,332
                                                                                 -----------             -----------
Net decrease in cash and cash equivalents                                            (66,943)                 (4,126)
Cash and cash equivalents at beginning of period                                     200,002                 200,950
                                                                                 -----------             -----------
Cash and cash equivalents at end of period                                       $   133,059            $    196,824
                                                                                 ===========             ===========


Fiscal 2000 amounts have been reclassified to reflect separately the results of discontinued operations.
The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Notes to Financial Statements
(Tabular amounts in thousands, except per share amounts)
(Unaudited)


1. Nature of Business

General

Micron Electronics, Inc. and its subsidiaries (collectively the "Company") provide a variety of computer products and related services through its PC Systems, SpecTek, and HostPro business segments. The Company has adopted plans to dispose of its PC Systems and SpecTek business segments, which are reported separately as discontinued operations - See Footnote 3 "Discontinued Operations." The Web hosting business ("HostPro"), will remain as the Company's sole continuing operations. HostPro offers a range of business-to-business Internet products and services, including turnkey e-commerce solutions, Web and applications hosting, co-location and connectivity services to small - and medium-sized businesses, government, education and retail markets. The PC Systems business develops, markets, manufactures, sells and supports a wide range of desktop and notebook systems and network servers under the micronpc.com brand name and sells, resells, and supports a variety of additional peripherals, software and services. SpecTek processes and markets various grades of memory products in either component or module form for specific applications.

History of Operating Losses

HostPro has incurred net losses and losses from operations for each period from inception through the first six months of 2001, and anticipates to incur losses for at least the next two years. As of March 1, 2001, HostPro had accumulated net losses of approximately $43 million. The Company does not expect HostPro to generate positive cash flow from operations for at least one year.

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

After the Company issued its unaudited financial statements in Form 10-Q filed on April 17, 2001, it was determined that certain items were not properly classified. The Company has revised its previously reported financial statements to correct the classifications. The revisions, none of which affect net loss as previously reported, were made to reclassify the gain on sale of investment from other expense (income), net, a component of operating loss, to gain on sale of investments, a non-operating item: reclassify goodwill amortization to a separate line item from general and administrative expenses: and reclassify certain liabilities from net assets of discontinued operations to liabilities of continuing operations as follows:

                                            For the quarter ended           For the six months ended
                                                    March 1, 2001                      March 1, 2001
----------------------------------------------------------------------------------------------------
Consolidated Statements of Operations:

Previously reported:

     General and administrative expenses            $      11,403                      $      22,658
     Goodwill amortization                                      -                                  -
     Other expense (income), net                              424                             (3,964)
     Gain on sale of investment                                 -                                  -

Micron Electronics, Inc.
Notes to Financial Statements---Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)


As revised:

     General and administrative expenses     $       9,696         $      19,096
     Goodwill amortization                           1,707                 3,562
     Other expense (income), net                       424                   536
     Gain on sale of investment                          -                 4,500



                                                      As of August 31, 2000
--------------------------------------------------------------------------------

Consolidated Balance Sheets:

Previously reported:

     Net assets of discontinued operations                    $      81,472
     Accounts payable and accrued expenses                           26,834
     Other liabilities                                                5,696


As revised:

     Net assets of discontinued operations                    $      88,228
     Accounts payable and accrued expenses                           28,004
     Other liabilities                                               11,283


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

Micron Electronics, Inc.
Notes to Financial Statements---Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)


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

Micron Electronics, Inc.
Notes to Financial Statements---Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)


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

                                                                   For the quarter ended     For the six months ended

                                                                 March 1,       March 2,       March 1,      March 2,
                                                                     2001           2000           2001          2000
---------------------------------------------------------------------------------------------------------------------
Net sales                                                     $   201,063    $   242,589    $   474,457   $   501,901
                                                              -----------    -----------    -----------   -----------
Loss before income taxes                                          (45,455)       (19,333)       (65,075)      (47,625)
Income tax benefit                                                 13,465          6,007         19,307        14,306
                                                              -----------    -----------    -----------   -----------
Loss from discontinued operations, net of tax                     (31,990)       (13,326)       (45,768)      (33,319)
Loss on disposal of discontinued operations, net of tax          (147,500)             -       (147,500)            -
                                                              -----------    -----------    -----------   -----------
Loss from discontinued operations, net of tax                 $  (179,490)   $   (13,326)   $  (193,268)  $   (33,319)
                                                              ===========    ===========    ===========   ===========

Summarized below are the assets and liabilities of the PC Systems business, which are included together with the assets and liabilities of SpecTek, in the accompanying Balance Sheets under "Net assets of discontinued operations."


As of                                     March 1, 2001      August 31, 2000
--------------------------------------------------------------------------------

Assets
Cash and equivalents                        $    84,202           $        -
Receivables                                     104,123              175,496
Inventories                                      16,281               17,138
Other current assets                              9,524                7,524
Property, plant and equipment, net              130,241              138,134
Other assets                                      7,551                6,437
                                            -----------           ----------
Total assets                                    351,922              344,729
                                            -----------           ----------
Liabilities
Accounts payable and accrued expenses           147,959              214,071
Other liabilities                                20,668               18,999
                                            -----------           ----------
Total liabilities                               168,627              233,070
                                            -----------           ----------

Micron Electronics, Inc.
Notes to Financial Statements---Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)


Provision for losses                           (152,900)                   -
                                            -----------           ----------
Net Assets of discontinued operations       $    30,395           $  111,659
                                            ===========           ==========

Micron Electronics, Inc.
Notes to Financial Statements---Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)


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

                                                                 For the quarter ended        For the six months ended

                                                               March 1,       March 2,        March 1,        March 2,
                                                                   2001           2000            2001            2000
----------------------------------------------------------------------------------------------------------------------
Net sales                                                   $    96,989    $    84,001     $   214,105     $   173,500
                                                            -----------    -----------     -----------     -----------
Income before income taxes                                       28,987         32,604          62,836          81,983
Income tax provision                                             (8,735)        (9,781)        (18,852)        (24,595)
                                                            -----------    -----------     -----------     -----------
Income from discontinued operations, net of tax                  20,252         22,823          43,984          57,388
Loss on disposal on discontinued operations, net of tax               -              -               -              -
                                                            -----------    -----------     -----------     -----------
Income from discontinued operations, net of tax             $    20,252    $    22,823     $    43,984     $    57,388
                                                            ===========    ===========     ===========     ===========

Summarized below are the assets and liabilities of SpecTek, which are included with the assets and liabilities of the PC Systems business, in the accompanying Balance Sheets under "Net assets of discontinued operations."


As of                                        March 1, 2001      August 31, 2000
--------------------------------------------------------------------------------

Assets
Receivables                                    $    38,430         $     53,968
Inventories                                         29,764               13,620
Property, plant and equipment, net                  34,913               35,619
Other assets                                           469                  411
                                               -----------         ------------
Total assets                                   $   103,576         $    103,618
                                               ===========         ============

Liabilities
Accounts payable and accrued expenses          $   128,323         $    126,626
Other liabilities                                      219                  423
                                               -----------         ------------

Micron Electronics, Inc.
Notes to Financial Statements---Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)


Total liabilities                                  128,542              127,049
                                               -----------         ------------
Net liabilities of discontinued operations     $   (24,966)        $    (23,431)
                                               ===========         ============

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)


4.   Receivables

As of                                            March 1, 2001  August 31, 2000
--------------------------------------------------------------------------------

Trade receivables                                  $     8,200       $    3,639
Taxes recoverable                                        9,205                -
Other                                                    1,033            1,070
Allowance for doubtful accounts                           (762)            (305)
                                                   -----------       ----------
                                                   $    17,676       $    4,404
                                                   ===========       ==========

5.   Property, Plant and Equipment

As of                                            March 1, 2001  August 31, 2000
--------------------------------------------------------------------------------

Computer equipment and software                    $    24,163       $   16,429
Leasehold improvements                                  15,425           10,550
Assets in progress                                      15,962           14,990
Less accumulated depreciation and amortization          (8,190)          (4,296)
                                                   -----------       ----------
                                                   $    47,360       $   37,673
                                                   ===========       ==========

6.   Acquired Intangibles and Goodwill

As of                                            March 1, 2001  August 31, 2000
--------------------------------------------------------------------------------

Goodwill                                           $    64,312       $   65,375
Acquired intangibles                                    24,700           24,700
                                                        89,012           90,075
Less accumulated amortization                          (13,883)          (8,254)
                                                   -----------       ----------
                                                   $    75,129       $   81,821
                                                   ===========       ==========

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

8.   Accounts Payable and Accrued Expenses

As of                                            March 1, 2001  August 31, 2000
--------------------------------------------------------------------------------

Trade payable                                      $     8,714       $    7,670
Deferred revenue                                         4,812            3,198
Taxes payable                                            2,150            7,268
Accrued payroll and related liabilities                  1,345            3,442
Other accrued expenses                                   2,250            6,426
                                                   -----------       ----------
                                                   $    19,271       $   28,004
                                                   ===========       ==========

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)


9.   Debt

As of                                                                  March 1, 2001    August 31, 2000
-------------------------------------------------------------------------------------------------------
Notes payable in periodic installments through June 2001,
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

10.  Transactions with Affiliates - Discontinued Operations

                                                              For the quarter ended         For the six months ended
                                                            March 1,       March 2,       March 1,          March 2,
                                                                2001           2000           2001              2000
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                $    12,356    $     1,158    $    15,009        $    2,751
Inventory purchases                                           54,882         18,144         87,053            39,187
Component recovery agreement expenses                         28,478         31,124         89,638            56,553
Administrative services and other expenses (income)              (34)           136             79               309
Property, plant and equipment purchases                        7,336          4,840         13,578             5,139
Property, plant and equipment sales                           12,210          4,317         27,336             6,123

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

13.  Gain on Sale of Investment

On September 29, 2000, the Company sold its remaining 10% interest in MCMS, Inc. ("MCMS") for a net gain of $4.5 million which is reported in the Statements of Operations under "Gain on sale of investment". MCMS was formerly the Company's wholly owned subsidiary, of which 90% was sold in September 1998.

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

The Company is a party to agreements with Computer Associates ("CA") for certain Network Operations Center ("NOC") software and related maintenance and professional services. The agreements contemplate significant minimum expenditures by the Company until March 2003.

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

Currently, HostPro derives a substantial majority of its revenues from shared and dedicated, co-located and applications hosting services. We also derive revenues from Internet access connectivity and the resale of equipment. Our strategy is to grow our

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

customer base and revenues by marketing value-added services to small -and medium-sized businesses. We expect that our number of customer accounts will grow, and that the revenue from the sale of higher margin services, such as shared and dedicated hosting, will increase more rapidly than our revenues from our connectivity and resale of equipment. Currently, most of our hosting revenues are generated from recurring monthly fees. The remainder is derived from one-time-set-up fees for installation. We currently sell our services under agreements having terms of one to twelve months. Most of our customer agreements may be canceled within the first thirty days.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

     SpecTek

We have adopted a plan to discontinue the operations of our SpecTek business segment, which is accounted for as discontinued operations in accordance with APB No. 30. Pursuant to the Amended and Restated Component Recovery Agreement, dated effective September 2, 1999, (as amended, the "Component Recovery Agreement") MTI has exercised its rights to purchase the assets of the SpecTek business. On March 22, 2001, we entered into a Purchase Agreement (the "Purchase Agreement") to sell all assets primarily used by SpecTek and certain land, buildings and intellectual property assets, used primarily by the PC Systems business, to MTI. Pursuant to the terms of the Purchase Agreement, we transferred the land, buildings and intellectual property to MTI on March 22, 2001. The assets used by SpecTek were transferred to MTI on April 5, 2001. We have leased a portion of the land and buildings back from MTI and have also been granted a license to use the intellectual property. The estimated proceeds from the sale of assets under the Purchase Agreement are $136 million, less $92 million of inter-company accounts payable to MTI. We received $18 million of cash in excess of the historical cost of the land, buildings, and intellectual property. This amount will be recorded, net of tax, as an increase in additional paid in capital during the third quarter of 2001.

We expect the operations of SpecTek to post net earnings during the phase-out period, which terminates when the assets transfer to MTI on April 5, 2001. In accordance with APB No. 30, net earnings from SpecTek during this period will be recorded as earned in the third quarter of 2001. We continued to purchase components from MTI through April 5, 2001 under the terms of the Component Recovery Agreement. The cost to obtain components from MTI during the phase-out period was 90% of pre-tax income attributable to the sale of such components. Based on the terms of the Purchase Agreement, and in accordance with APB 30, no estimated loss on disposal was recorded for the sale of SpecTek in the second quarter of 2001.

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

Net loss for the second quarter of 2001 was $9.7 million, or $ (0.10) per basic and diluted share, on net sales of $14.5 million, compared to net loss of $3.8 million, or $ (0.04) per basic and diluted share, on net sales of $7.2 million for the second quarter of 2000. The following table sets forth, for the periods indicated, certain data derived from our consolidated statements of operations:

                                                      For the quarter ended               For the six months ended

                                                    March 1,         March 2,           March 1,         March 2,
                                                      2001             2000               2001             2000
--------------------------------------------------------------------------------------------------------------------
Revenues                                             100.0  %         100.0 %             100.0 %           100.0 %
Cost of revenues                                      63.6             67.9                66.9              68.8
                                                    ------           ------              ------             -----
   Gross margin                                       36.4             32.1                33.1              31.2
                                                    ------           ------              ------             -----
Operating expenses:
   Sales, marketing and technical support             60.1             81.8                65.2              68.3
   General and administrative                         67.1             45.0                68.2              45.8
   Goodwill amortization                              11.8             14.9                12.7              13.2
   Other expense, net                                  2.9              4.1                 1.9               7.3
                                                    ------           ------              ------             -----
     Total operating expenses                        141.9            145.8               148.0             134.6
Operating loss                                      (105.5)          (113.7)             (114.9)           (103.4)
Loss on equity investment                            (10.4)               -               (10.3)                -
Gain on sale of investment                               -                -                16.1                 -
Interest income, net                                  17.9             43.0                15.7              56.7
                                                    ------           ------              ------             -----
Loss from continuing operations before taxes         (98.0)           (70.7)              (93.4)            (46.6)
Income tax benefit                                    30.9             18.1                28.8              13.7
                                                    ------           ------              ------             -----
Loss from continuing operations                      (67.1) %         (52.6)%             (64.6)%           (32.9)%
                                                    ======           ======              ======             =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

     Revenues

                                                        For the quarter ended             For the six months ended

                                                    March 1,         March 2,            March 1,         March 1,
                                                        2001             2000                2001             2000
---------------------------------------------------------------------------------------------------------------------
(Amounts in 1000's)
Hosting revenue                                  $     9,977       $    3,924           $  18,610       $    5,384
Connectivity revenue                                   2,784            2,124               5,557            4,042
Other revenue                                          1,705            1,122               3,825            1,884
                                                 -----------       ----------           ---------       ----------
Total Revenues                                   $    14,466       $    7,170           $  27,992       $   11,310
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

     General and Administrative

General and administrative expenses increased 200% and 269% to $9.7 million and $19.1 million, respectively, for the quarter and six-month periods ended March 1, 2001 from $3.2 million and $5.2 million in the same periods of the prior year. The increase in general and administrative expenses during the quarter and the six-months ended March 1, 2001 was primarily related to increased engineering, development, general and administrative personnel costs, intangible amortization, bad debt expenses, depreciation, consulting fees and rent.

     Goodwill Amortization

Goodwill amortization increased as a result of the acquisition of the Web and application hosting companies which occurred in August 1999 and in fiscal 2000.

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

     Income (Loss) on Equity Investments

The loss on equity investments represents the Company's equity share of the losses of Bird on a Wire, Inc. ("BOAW").

     Gain on Sale of Investment

On September 29, 2000, the Company sold its remaining 10% interest in MCMS, Inc. ("MCMS") for a net gain of $4.5 million. MCMS was formerly a wholly owned subsidiary, of which 90% was sold in September 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

Principal sources of liquidity, from continuing operations, in the first half of 2001 were $80.3 million of proceeds from maturing investments and $4.5 million of proceeds from the sale MCMS common stock. We used $33.8 million of cash in operating activities during the second quarter of 2001 primarily due to increased operating expenses to position HostPro for future growth. In addition, other principal uses of cash during the quarter were $18.5 million of purchases of held to maturity investments and $13.8 million for purchases of property, plant and equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

The SpecTek and PC Systems dispositions will have a material impact on our liquidity in the third quarter of 2001. Pursuant to the Amended and Restated Component Recovery Agreement, dated effective September 2, 1999, (as amended, the "Component Recovery Agreement") MTI has exercised its rights to purchase the assets of the SpecTek business. On March 22, 2001, the Company entered into a Purchase Agreement (the "Purchase Agreement") to sell all assets primarily used by SpecTek and certain land, buildings and intellectual property assets, used by the PC Systems business, to MTI. We anticipate that the proceeds from completion of the transaction contemplated in the Purchase Agreement will be approximately $43.0 million, in the third quarter of 2001.

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

Recently announced corporate developments have put a strain on our management, may adversely affect our relationships with our customers and could adversely affect our operating results. On March 23, 2001, we announced plans to sell our non-hosting businesses and plans to acquire Interland. During fiscal 2000, our non-hosting businesses accounted for 97.9% of our revenues and was responsible for $89 million of our operating income, while our hosting business accounted for only 2.1% of our revenue and was responsible for a $43 million operating loss, before the elimination of intersegment transactions. Our plans to become a company focused solely on the Web hosting industry represent a significant change from the business we have conducted to date. Efforts to fulfill these planned changes have placed, and are expected to continue to place, a significant strain on our management team and have diverted, and are expected to continue to divert, the attention of management from the day to day operation of our businesses. Our plans to dispose of the PC Systems business have resulted in customer uncertainty with respect to the future availability of products and services currently provided by that business, which may adversely affect continued demand for those products and services and ultimately may affect the expected loss associated with the disposition of that business

Our historical financial information is not representative of our expected results going forward. Given our plans to sell our non-hosting businesses, our historical financial information as provided in previous filings will not be representative of our future operating results. Including the discontinued operations, HostPro has represented less than 3% for fiscal 2000, 5% for current quarter, of our total revenues. In addition, HostPro's costs and expenses include allocations of infrastructure costs associated with HostPro's

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

use of or benefit from centralized corporate services provided by Micron Electronics. The historical financial information of the Web hosting business has been adjusted to take into account the estimated impact of the discontinued operations in order to reflect what HostPro's financial position, results of operations and cash flows would have been had HostPro been a separate entity during the periods presented. These estimates could change significantly once the disposition of the non-hosting businesses is completed and, therefore, the historical information is not necessarily indicative of the future financial results of the Web hosting business.

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

         . customer acceptance of PC Systems' products during this transition period; and

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

Item 1.  Legal Proceedings
--------------------------

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

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

       10.78 Commercial Sublease, dated March 22, 2001, between Micron Technology, Inc. and Micron Electronics, Inc. (4)

       10.79   Severance Plan for Employees - 2001 Amendment and Restatement (5)

       10.80   Change in Control ("CIC") Severance Plan (5)

       10.81 HostPro, Inc. 2000 Incentive Plan II - Notice of Grant to Joel Kocher (5)

       10.82 Retention Agreement between Micron Electronics, Inc. and Mike Adkins (5)

       10.83 Retention Agreement between Micron Electronics, Inc. and Steve Arnold (5)

       10.84 Retention Agreement between Micron Electronics, Inc. and Sid Ferrales (5)

       10.85 Retention Agreement between Micron Electronics, Inc. and Lyle Jordan (5)

       10.86 Retention Agreement between Micron Electronics, Inc. and Jim Stewart (5)

     (b) Reports on Form 8-K:
         The registrant did not file any reports on Form 8-K during the quarter ended March 1, 2001.

_____________________

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

       (5) Previously filed on the Quarterly Report of Form 10-Q for the quarterly period ended March 1, 2001, filed April 17, 2001.

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Micron Electronics, Inc.
                              --------------------------------------------------
                              (Registrant)


Dated: June 22, 2001
                              /s/ David A. Buckel
                              --------------------------------------------------
                              David A. Buckel, Senior Vice President and
                              Chief Financial Officer (Principal Financial and Accounting Officer)