Form 10-Q/A
period 2000-06-01
MICRON ELECTRONICS INC
filed 2001-06-29
CIK 854460

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                             ---------------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

                             ---------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-17932

                             ---------------------

                            MICRON ELECTRONICS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

     State or other jurisdiction of incorporation or organization: Minnesota

                             ---------------------

        Internal Revenue Service - Employer Identification No. 41-1404301

                             ---------------------

                     900 E. Karcher Road, Nampa, Idaho 83687
          (Address, including zip code of principal executive offices)

                                 (208) 898-3434
              (Registrant's telephone number, including area code)

                             ---------------------

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following are filed as a part of this report:

Exhibit    Description
-------    ---------------------------------------------------------------------
10.68      Amended Non Qualified Stock Option Agreement, dated April 6, 2000

10.69      Amended Non Qualified Stock Option Agreement, dated April 6, 2000 (1)

27         Financial Data Schedule (1)

(1) Previously filed on the Quarterly Report on Form 10-Q for the Quarterly Period ended June 1, 2000

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

                                       MICRON ELECTRONICS, INC.
                                       -----------------------------------------
                                       (Registrant)


Dated: June 28, 2001
                                       /s/  DAVID A. BUCKEL
                                       -----------------------------------------
                                       David A. Buckel, Senior Vice President
                                       and Chief Financial Officer (Principal
                                       Financial and Accounting Officer)

Exhibit    Description
-------    ---------------------------------------------------------------------
10.68      Amended Non Qualified Stock Option Agreement, dated April 6, 2000

10.69      Amended Non Qualified Stock Option Agreement, dated April 6, 2000 (1)

27         Financial Data Schedule (1)