Form 10-Q
period 2001-05-31
MICRON ELECTRONICS INC
filed 2001-07-16
CIK 854460

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

                  For the quarterly period ended May 31, 2001

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                        Commission File Number: 0-17932


                           _________________________



                           Micron Electronics, Inc.
                           ------------------------
            (Exact name of registrant as specified in its charter)


    State or other jurisdiction of incorporation or organization: Minnesota

                           _________________________



       Internal Revenue Service - Employer Identification No. 41-1404301

                           _________________________


                    1450 Eagle Flight Way, Boise, ID 83709
         (Address, including zip code of principal executive offices)

                                (208) 898-3434
             (Registrant's telephone number, including area code)

                           _________________________



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No  ____
    ----

    The number of outstanding shares of the registrant's common stock as of July 9, 2001 was 96,856,165.

PART I.  Financial Information
------------------------------

Item 1.  Financial Statements

Micron Electronics, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

                                                                        For the quarter ended        For the nine months ended

                                                                    May 31,           June 1,           May 31,         June 1,
                                                                       2001              2000              2001            2000
-------------------------------------------------------------------------------------------------------------------------------
Revenues                                                        $    15,395       $    10,155       $    43,386     $    21,465
Cost of revenues                                                      9,715             7,860            28,438          15,638
                                                                -----------       -----------       -----------     -----------
   Gross margin                                                       5,680             2,295            14,948           5,827
                                                                -----------       -----------       -----------     -----------
Operating expenses:
   Sales, marketing and technical support                             9,509             9,220            27,760          16,947
   General and administrative                                         8,384             5,682            27,479          10,855
   Goodwill amortization                                              1,540             1,841             5,102           3,338
   Other expense (income), net                                           29               (72)              565             753
                                                                -----------       -----------       -----------     -----------
     Total operating expenses                                        19,462            16,671            60,906          31,893
                                                                -----------       -----------       -----------     -----------
Operating loss                                                      (13,782)          (14,376)          (45,958)        (26,066)
Loss on equity investment                                            (2,037)                -            (4,919)              -
Gain on sale of investment                                                -                 -             4,500               -
Interest income, net                                                  2,082             3,005             6,489           9,420
                                                                -----------       -----------       -----------     -----------
Loss from continuing operations before taxes                        (13,737)          (11,371)          (39,888)        (16,646)
Income tax benefit                                                    4,625             3,084            12,694           4,634
                                                                -----------       -----------       -----------     -----------
Loss from continuing operations                                      (9,112)           (8,287)          (27,194)        (12,012)
                                                                -----------       -----------       -----------     -----------
Discontinued operations, net of tax:
   Income (loss) from discontinued operations                             -             6,421            (1,784)         30,490
   Loss on disposal of discontinued operations                      (31,442)                -          (178,942)              -
                                                                -----------       -----------       -----------               -
     Total income (loss) from discontinued operations               (31,442)            6,421          (180,726)         30,490
                                                                -----------       -----------       -----------     -----------
Net income (loss)                                               $   (40,554)      $    (1,866)      $  (207,920)    $    18,478
                                                                ===========      ============       ===========     ===========

Net income (loss) per share, basic and diluted:
   Continuing operations                                        $     (0.09)      $     (0.09)      $     (0.28)    $     (0.12)
   Discontinued operations                                            (0.33)             0.07             (1.87)           0.31
                                                                -----------       -----------       -----------     -----------
                                                                $     (0.42)      $     (0.02)      $     (2.15)    $      0.19
                                                                ===========       ===========       ===========     ===========

Number of shares used in per share calculations:
   Basic and diluted                                                 96,856            96,535            96,775          96,390




Fiscal 2000 amounts have been reclassified to reflect separately the results of discontinued operations.
The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Balance Sheets
(In thousands, except par value and share data)
(Unaudited)

As of                                                                     May 31, 2001            August 31, 2000
------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                 $   114,397                $   200,002
Liquid investments                                                             70,784                    126,032
Receivables, net                                                               23,250                      4,404
Income taxes recoverable                                                       23,466                          -
Deferred income taxes                                                               -                     13,152
Other current assets                                                            1,816                      2,847
                                                                          -----------                -----------
Total current assets                                                          233,713                    346,437
Property, plant and equipment, net                                             48,906                     37,673
Goodwill and intangibles, net                                                  72,331                     81,821
Investments - held to maturity                                                  7,250                      1,250
Equity investment                                                               5,000                      6,408
Other assets                                                                      509                      2,103
Net assets of discontinued operations                                               -                     88,228
                                                                          -----------                -----------
Total assets                                                              $   367,709                $   563,920
                                                                          ===========                ===========

Liabilities And Shareholders' Equity
Accounts payable and accrued expenses                                     $    35,886                $    28,004
Current debt                                                                       23                      1,971
                                                                          -----------                -----------
Total current liabilities                                                      35,909                     29,975
Deferred income taxes                                                           9,325                     16,082
Other liabilities                                                               8,078                     11,283
                                                                          -----------                -----------
Total liabilities                                                              53,312                     57,340
                                                                          -----------                -----------
Commitments and contingencies
Common stock, $.01 par value, authorized 150 million shares; issued
     and outstanding 96.9 million and 96.7 million, respectively                  969                        967
Additional capital                                                            150,221                    134,485
Retained earnings                                                             163,207                    371,128
                                                                          -----------                -----------
Total shareholders' equity                                                    314,397                    506,580
                                                                          -----------                -----------
Total liabilities and shareholders' equity                                $   367,709                $   563,920
                                                                          ===========                ===========



Fiscal 2000 amounts have been reclassified to reflect separately the results of discontinued operations.
The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Nine months ended                                                                           May 31, 2001             June 1, 2000
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities

Net (loss) income                                                                             $    (207,920)        $       18,478

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities from continuing operations:
         Loss (income) from discontinued operations                                                 180,726                (30,490)
         Depreciation and amortization                                                               17,106                  7,687
         Gain on sale of MCMS common stock                                                           (4,500)                     -
         Loss on equity investment                                                                    4,919                      -
         Provision for doubtful accounts                                                              1,619                     65
         Other                                                                                       (1,103)                (2,372)
         Changes in operating assets and liabilities, net of acquisitions:
              Receivables                                                                           (24,603)                (2,973)
              Other current assets                                                                    1,029                   (562)
              Accounts payable and accrued expenses                                                  (3,367)                13,933
              Deferred income taxes                                                                    (101)                   631
              Other                                                                                    (769)                (2,025)
                                                                                              -------------         --------------
Net cash (used in) provided by operating activities of continuing operations                        (36,964)                 2,372
                                                                                              -------------         --------------

Cash Flows From Investing Activities

Expenditures for property, plant and equipment                                                      (18,176)               (19,344)
Purchases of held to maturity investments                                                          (116,344)              (158,169)
Proceeds from maturities of investment securities                                                   167,500                212,500
Proceeds from sale of MCMS common stock                                                               4,500                      -
Proceeds from disposal of equity investment                                                           1,489                      -
Acquisitions, net of cash acquired                                                                        -                (58,297)
Equity investment                                                                                    (5,000)                (7,000)
Other                                                                                                  (483)                (2,415)
                                                                                              -------------         --------------
Net cash provided by (used for) investing activities of continuing operations                        33,486                (32,725)
                                                                                              -------------         --------------

Cash Flows From Financing Activities

Repayments of debt                                                                                   (1,948)                (9,289)
Proceeds from issuance of common stock                                                                  915                  3,395
                                                                                              -------------         --------------
Net cash used for financing activities of continuing operations                                      (1,033)                (5,894)
                                                                                              -------------         --------------

Net cash used in continuing operations                                                               (4,511)               (36,247)
Net cash provided by (used in) discontinued operations                                              (81,094)                17,409
                                                                                              -------------         --------------
Net decrease in cash and cash equivalents                                                           (85,605)               (18,838)
Cash and cash equivalents at beginning of period                                                    200,002                200,950
                                                                                              -------------         --------------
Cash and cash equivalents at end of period                                                    $     114,397         $      182,112
                                                                                              =============         ==============


Fiscal 2000 amounts have been reclassified to reflect separately the results of discontinued operations. The accompanying notes are an integral part of the financial statements.

Micron Electronics, Inc.
Notes to Financial Statements
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

1. Nature of Business

General

Micron Electronics, Inc., through its HostPro subsidiary, is a leading Web hosting company that offers a broad range of business-to-business Internet products and services, including managed dedicated hosting services, co-location and connectivity services, electronic commerce services, application hosting, and other Web hosting products.

Historically, Micron Electronics, Inc. and its subsidiaries (collectively the "Company") provided a variety of computer products and related services through its PC Systems, SpecTek, and HostPro business segments. The Company has disposed of its PC Systems and SpecTek business segments, which are reported separately as discontinued operations - See Footnote 3 "Discontinued Operations." The Company's Web hosting business ("HostPro") will remain as the Company's sole continuing operations. Prior to its disposal, the PC Systems business consisted of developing, marketing, manufacturing, selling and supporting a wide range of desktop and notebook systems and network servers under the micronpc.com brand name and selling, reselling, and supporting a variety of additional peripherals, software and services. Prior to its disposal, the SpecTek business consisted of processing and marketing various grades of memory products in either component or module form for specific applications.

History of Operating Losses

HostPro has incurred net losses and losses from operations for each period from inception through the first nine months of 2001, and anticipates incurring losses for at least the next two years. The Company does not expect HostPro to generate positive cash flow from operations for at least one year.

The Company's future success is dependent upon its ability to achieve profitability prior to the depletion of cash reserves and to raise funds, thereafter, if needed. While the Company believes that it has adequate resources to maintain planned operations for at least one year from the balance sheet date, there is no assurance that HostPro will be profitable in the future under its current Web and application hosting model or that adequate funding will be available to allow the Company to continue operations subsequent to the one-year time period. However, the Company's current financial forecast indicates that there are sufficient cash reserves on hand until the Company reaches positive cash flows.

Anticipated Business Combination

On March 23, 2001, the Company, Interland, and Imagine Acquisition Corporation ("Merger Sub"), a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger dated as of March 22, 2001 (the "Merger Agreement"). Subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Interland, with Interland to survive and become a wholly owned subsidiary of the Company (the "Merger"). Each outstanding share of Interland common stock will be exchanged for 0.861 (the "Exchange Ratio") shares of Micron Electronics common stock, and options and warrants to purchase Interland common stock will be exchanged for options or warrants, respectively, to purchase shares of the Company's common stock according to the Exchange Ratio. Based on provisions of the Merger Agreement, the Exchange Ratio may be subject to change. After the closing of the Merger, Interland shareholders and Micron Technology, Inc. ("MTI") are expected to own approximately 30% and 43%, respectively, of the Company's outstanding common shares. In connection with the planned combination with Interland, the Company converted all the outstanding stock options under the HostPro Stock Plans to stock options of the Company and adopted and consolidated the HostPro stock plans as the Micron Electronics, Inc. 2001 Equity Incentive Plan.

Interland provides a broad range of Web hosting, applications hosting and other related Web-based business solutions specifically designed to meet the needs of small- and medium-sized businesses. Interland had net sales of $10.9 million and a net loss of $16.9 million for the quarter ended March 31, 2001, and net sales of $34.3 million and a net loss of $67.0 million for the year ended December 31, 2000.

2. Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying unaudited financial information as of May 31, 2001 and June 1, 2000 and for the three and nine month periods then ended, has been prepared in accordance with generally accepted accounting principles for interim financial information.

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

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flows. Operating results for the nine-month period ended May 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

Basis of Presentation

This report on Form 10-Q ("10-Q") for the third quarter ended May 31, 2001, should be read in conjunction with the Company's Annual Report on Form 10-K ("10-K") for the fiscal year ended August 31, 2000 and the Company's current report on Form 8-K ("8-K") filed June 13, 2001, which presents the historical financial results of the PC Systems and SpecTek businesses as discontinued operations. Portions of the accompanying financial statements are derived from the audited year-end financial statements contained in the 8-K. The Company's operations are reported on a fiscal basis, which is a 52 or 53-week period ending on the Thursday closest to August 31. The years ending August 30, 2001 and August 31, 2000 contain 52 weeks. All references to periods, including annual and quarterly, are on a fiscal basis unless otherwise indicated. As of May 31, 2001 MTI owned 61% of the Company's outstanding common stock.

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

In addition to net income (loss) per share, the Company has also reported per share amounts on the separate income statement components required by Accounting Principles Board Opinion No. 30 ("APB No. 30") "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Because the Company has reported a loss from continuing operations during each period being reported, the effect of dilutive securities is excluded from the calculation of per share amounts. Earnings per share exclude the effect of antidilutive stock options, aggregating 13.7 million for the quarter and nine months ended May 31, 2001 and 8.6 million in the quarter and nine months ended June 1, 2000.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked-to-market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt instruments. The Company implemented SFAS No. 133 in the first quarter of 2001 and the implementation did not have a material impact on the Company's results of operations, financial condition or cash flows. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption is currently required by the end of fiscal 2001, and early adoption

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(Tabular Amounts in thousands, except per share amounts)
(Unaudited)

is permitted. The Company does not expect the effect SAB No. 101 to have a material effect on its results of operations, financial condition or cash flows.

In April 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 clarifies and modifies APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of FIN 44 became effective in 2000 and did not have a material effect on the Company's results of operations, financial condition or cash flows.

3. Discontinued Operations

The Company has discontinued the operations of its PC Systems and SpecTek business segments. These segments are accounted for as discontinued operations in accordance with APB No. 30. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations.

Operating results for the discontinued operations are reported, net of tax, under "Income (loss) from discontinued operations" on the accompanying Statements of Operations. In addition, the loss for the disposal of the discontinued operations has been recorded, net of tax, under "Loss on disposal of discontinued operations" on the accompanying Statements of Operations.
For financial reporting purposes, the assets and liabilities of the discontinued operations are combined and classified in the accompanying Balance Sheet as of August 31, 2000, under "Net assets of discontinued operations." Cash flows from the discontinued operations are also stated separately on the accompanying Statements of Cash Flows, under "Net cash provided by (used in) discontinued operations."

PC Systems

On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC ("GTG PC"), an affiliate of the Gores Technology Group. Under the terms of the agreement, GTG PC received assets, which included $76.5 million in cash, and assumed specified liabilities of the PC Systems business. When the Company announced its planned sale of the PC Systems business to GTG PC, the Company had anticipated that the cash transfer to GTG PC would be $70.0 million. The difference consists primarily of reimbursements made for liabilities assumed by GTG PC that, in accordance with the original terms, were to be retained by the Company. The Company is required to meet certain working capital requirements based on the net assets and liabilities transferred to GTG PC. The final determination of the working capital transferred to GTG PC is subject to audit. Any adjustment to the working capital transferred could result in an additional cash payment by the Company to GTG PC and a corresponding increase to the loss on disposal.

The Company retained all liabilities of the PC Systems business not assumed by GTG PC, including, for example, liabilities for taxes arising prior to the closing of the transaction, employee termination and related expenses, and any contingent liabilities arising prior to the closing date. In addition, the Company has agreed for a period of three years not to compete with the PC Systems business, and for two years, not to solicit or hire prior employees of the PC Systems business. For a transition period after the closing of the purchase, GTG PC agreed to provide certain information technology, financial, telecommunications and human resources services to the Company at GTG PC's cost plus 10% during the first four months after the closing, and at its cost plus 25% for the following two months.

Through May 31, 2003, or for the applicable statute of limitations with respect to taxes and government contracts, the Company is obligated to indemnify the purchaser and affiliated entities for any breaches of the representations and warranties contained in the agreement. In addition, the Company is obligated for an indefinite period of time to indemnify the purchaser and affiliated entities for any breaches in covenants. The agreement provides that the maximum aggregate liability of the Company for indemnification under the agreement is $10.0 million, or, in some limited circumstances, $30.0 million.

The agreement also provides that the Company would potentially be entitled to receive a percentage of any proceeds in the event the PC Systems business is sold or has an initial public offering of its securities within three years of the closing of the purchase. The Company would receive a payment only after the repayment of transaction costs, repayment of debt and capital contributions, payment of a specified amount of cash to GTG PC and obligations under employee incentive programs.

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(Tabular Amounts in thousands, except per share amounts)
(Unaudited)

At the end of its second fiscal quarter of 2001, consistent with accounting for discontinued operations, the Company recorded an estimate of future operating losses from the discontinued operation between March 2, 2001 and May 31, 2001, the expected completion date of the sale, and an estimate of the loss on disposal of the discontinued operation. This estimated after tax loss recorded in the second fiscal quarter of 2001 was $147.5 million. Based on the final terms of the agreement to sell the PC Systems business and actual operating results, we recorded an additional loss of $34.4 million in the third fiscal quarter of 2001, resulting in a revised estimated loss of $181.9 million. Management believes that the estimated loss is reasonable, however it is based on preliminary data and is subject to revision. Included in the loss on disposal are employee termination costs of approximately $9.8 million, of which $8.0 million is included in the accompanying Balance Sheets under "Accounts payable and accrued liabilities" at May 31, 2001. The Company expects that all remaining severance liabilities will be settled by the first fiscal quarter of 2002.

Summarized below are the operating results for PC Systems business, which are included together with SpecTek's operating results in the accompanying Statements of Operations under "Income (loss) from discontinued operations." Also included below is the loss on the disposal of the PC Systems business that is reported in the accompanying Statements of Operations under "Loss on disposal of discontinued operations."

                                                                        For the quarter ended         For the nine months ended

                                                                    May 31,           June 1,           May 31,         June 1,
                                                                      2001               2000              2001            2000
-------------------------------------------------------------------------------------------------------------------------------

Net sales                                                       $   128,361       $   246,273       $   602,818     $   748,174
                                                                -----------       -----------       -----------     -----------
Loss before income taxes                                                              (35,973)          (65,075)        (83,598)
Income tax benefit                                                                     10,474            19,307          24,780
                                                                                  -----------       -----------     -----------
Loss from discontinued operations, net of tax                                         (25,499)          (45,768)        (58,818)
Loss on disposal of discontinued operations, net of tax             (34,368)                -          (181,868)              -
                                                                -----------       -----------       -----------     -----------
Loss from discontinued operations, net of tax                   $   (34,368)      $   (25,499)      $  (227,636)    $   (58,818)
                                                                ===========       ===========       ===========     ===========

Summarized below are the assets and liabilities of the PC Systems business, which are included together with the assets and liabilities of SpecTek in the accompanying Balance Sheets under "Net assets of discontinued operations."





As of                                                          August 31, 2000
--------------------------------------------------------------------------------

Assets

Cash and equivalents                                               $         -
Receivables                                                            175,496
Inventories                                                             17,138
Other current assets                                                     7,524
Property, plant and equipment, net                                     138,134
Other assets                                                             6,437
                                                                   -----------
Total assets                                                           344,729
                                                                   -----------

Liabilities

Accounts payable and accrued expenses                                  214,071
Other liabilities                                                       18,999
                                                                   -----------
Total liabilities                                                      233,070
                                                                   -----------
Net assets of discontinued operations                              $   111,659
                                                                   ===========

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The Company has discontinued the operations of its SpecTek business segment, which is accounted for as discontinued operations in accordance with APB No. 30. Pursuant to the Amended and Restated Component Recovery Agreement (as amended, the "Component Recovery Agreement"), dated effective September 2, 1999, MTI exercised its rights to purchase the assets of the SpecTek business. On March 22, 2001, the Company entered into a Purchase Agreement (the "Purchase Agreement") to sell all assets primarily used by SpecTek and certain land, buildings and intellectual property to MTI. Pursuant to the terms of the Purchase Agreement, the Company transferred the land, buildings and intellectual property to MTI on March 22, 2001, and received $18 million of cash in excess of the historical cost from MTI. This amount has been recorded, net of tax, as an increase in additional paid in capital. The Company has leased back a portion of the land and buildings from MTI and has also been granted a license to use certain components of the intellectual property. In addition, MTI agreed to pay the Company for the March 1, 2001 net book value of the assets used by SpecTek, less any outstanding intercompany payables. The proceeds from this transaction, net of intercompany payables, were approximately $43.2 million, not including certain land, buildings and intellectual property. Pursuant to the Purchase Agreement, the assets used by SpecTek were transferred to MTI on April 5, 2001. The valuation of the assets transferred was subject to audit by MTI. Upon completion of the audit, net proceeds were adjusted downward to $39.6 million. This adjustment was included in the accompanying Statement of Operations under "Loss on disposal of discontinued operations," during the third quarter of 2001.

Summarized below are the operating results for SpecTek, which are included together with the PC Systems business' operating results in the accompanying Statements of Operations under "Income (loss) from discontinued operations."

                                                                        For the quarter ended         For the nine months ended

                                                                    May 31,           June 1,           May 31,         June 1,
                                                                       2001              2000              2001            2000
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $    34,203       $   113,115       $   248,309     $   286,616
                                                                -----------       -----------       -----------     -----------
Income before income taxes                                                             44,655            62,836         126,639
Income tax provision                                                                  (12,735)          (18,852)        (37,331)
                                                                                  -----------       -----------     -----------
Income from discontinued operations, net of tax                                        31,920            43,984          89,308
Gain on disposal of discontinued operations, net of tax               2,926                 -             2,926               -
                                                                -----------       -----------       -----------     -----------
Income from discontinued operations, net of tax                 $     2,926       $    31,920       $    46,910     $    89,308
                                                                ===========       ===========       ===========     ===========

Summarized below are the assets and liabilities of SpecTek, which are included with the assets and liabilities of the PC Systems business in the accompanying Balance Sheets under "Net assets of discontinued operations."

As of                                                           August 31, 2000
--------------------------------------------------------------------------------

Assets
Receivables                                                         $    53,968
Inventories                                                              13,620
Property, plant and equipment, net                                       35,619
Other assets                                                                411
                                                                    -----------
Total assets                                                        $   103,618
                                                                    ===========

Liabilities
Accounts payable and accrued expenses                               $   126,626
Other liabilities                                                           423
                                                                    -----------
Total liabilities                                                       127,049
                                                                    -----------

Net liabilities of discontinued operations                          $   (23,431)
                                                                    ===========

4.  Receivables

As of                                            May 31, 2001    August 31, 2000
--------------------------------------------------------------------------------

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)


Trade receivables                                  $     9,012      $     3,639
Service contract refund                                  9,700                -
Other                                                    5,536            1,070
Allowance for doubtful accounts                           (998)            (305)
                                                   -----------      -----------
                                                   $    23,250      $     4,404
                                                   ===========      ===========

5. Property, Plant and Equipment

As Of                                             May 31, 2001  August 31, 2000
-------------------------------------------------------------------------------

Computer equipment and software                    $    28,081      $    16,429
Leasehold improvements                                  19,032           10,550
Assets in progress                                      14,485           14,990
Less accumulated depreciation and amortization         (12,692)          (4,296)
                                                   -----------      -----------
                                                   $    48,906      $    37,673
                                                   ===========      ===========

6. Acquired Intangibles and Goodwill

As Of                                             May 31, 2001  August 31, 2000
-------------------------------------------------------------------------------

Goodwill                                           $    64,312      $    65,375
Acquired intangibles                                    24,700           24,700
                                                   -----------      -----------
                                                        89,012           90,075
Less accumulated amortization                          (16,681)          (8,254)
                                                   -----------      -----------
                                                   $    72,331      $    81,821
                                                   ===========      ===========

Amortization expense related to goodwill and acquired intangible assets amounted to $2.8 million and $2.9 million for the quarters ended May 31, 2001 and June 1, 2000 and $8.4 million and $5.4 million for the first nine months of 2001 and 2000, respectively.

7. Equity Investment

On April 7, 2000, the Company invested $7 million in Bird on a Wire, Inc. ("BOAW"), a dedicated Web hosting start-up company in exchange for a non-interest bearing convertible debenture. The Company has accounted for this investment using the equity method of accounting. Correspondingly, losses incurred by BOAW have been treated as a reduction in its equity investment. On May 28, 2001, BOAW entered into a definitive agreement to sell its assets. After settling BOAW liabilities, the Company received net proceeds of $1.5 million and has recorded a loss on disposal of approximately $1.7 million, which is included in the Statements of Operations under "Loss on equity investments."

8. Accounts Payable and Accrued Expenses

As Of                                             May 31, 2001  August 31, 2000
-------------------------------------------------------------------------------

Trade payable                                      $    11,557      $     7,670
Deferred revenue                                         3,385            3,198
Taxes payable                                              795            7,268
Accrued payroll and related liabilities                 13,608            3,442
Other accrued expenses                                   6,541            6,426
                                                   -----------      -----------
                                                   $    35,886      $    28,004
                                                   ===========      ===========


9. Other Liabilities

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

As Of                                                                                  May 31, 2001                August 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
Accrued stock compensation                                                              $     2,373                    $     5,340
Other                                                                                         5,705                          5,943
                                                                                        -----------                    -----------
                                                                                        $     8,078                    $    11,283
                                                                                        ===========                    ===========

10. Debt


As Of                                                                                  May 31, 2001                August 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
Notes payable                                                                           $         -                    $     1,854
Capitalized lease obligations payable in monthly installments through
     October 2002, interest rate of 10.04%                                                       23                            117
                                                                                        -----------                    -----------
Current debt                                                                            $        23                    $     1,971
                                                                                        ===========                    ===========

On March 28, 2001, the Company terminated its unsecured credit agreement with a group of financial institutions, which provided borrowings up to $100.0 million.

11. Transactions with Affiliates - Discontinued Operations

                                                                        For the quarter ended        For the nine months ended

                                                                    May 31,           June 1,           May 31,         June 1,
                                                                       2001              2000              2001            2000
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $     8,552       $     1,506       $    23,561     $     4,257
Inventory purchases                                                  16,755            22,974           103,808          62,161
Component recovery agreement expenses                                 9,845            49,566            99,483         106,119
Administrative services and other expenses (income)                    (285)              201              (206)            432
Lease from MTI                                                        1,165                 -             1,165               -
Property, plant and equipment purchases                                 608             3,025            14,186           8,164
Property, plant and equipment sales                                   5,313            20,441            32,649          26,564

The transactions noted above were primarily between the Company's discontinued operations and MTI. On March 22, 2001, the Company entered into a Purchase Agreement to sell all assets primarily used by SpecTek and certain land, buildings and intellectual property assets to MTI (see Footnote 3, "Discontinued Operations - SpecTek").

12. Operating Segment and Geographic Information

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

13. Income Taxes

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)


The effective income tax rate on continuing operations was approximately 34% and 27% for the third quarter of 2001 and 2000, respectively. The effective income tax rate on continuing operations was approximately 32% and 28% for the first nine months of 2001 and 2000, respectively. These rates principally reflect the federal statutory rate, net of the effect of state taxes, tax-exempt securities and non-deductible goodwill amortization. The change in the effective income tax rates primarily reflect tax benefits and tax sharing arrangements that are no longer available due to the disposal of the discontinued operations.

14.  Gain on Sale of Investment

On September 29, 2000, the Company sold its remaining 10% interest in MCMS, Inc. ("MCMS") for a net gain of $4.5 million which is reported in the Statements of Operations under "Gain on sale of investment". MCMS was formerly the Company's wholly owned subsidiary, of which 90% was sold in September 1998.

15.  Commitments and Contingencies

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

Periodically, the Company is made aware that technology it uses may infringe on intellectual property rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of certain asserted and unasserted claims for alleged infringement prior to the balance sheet date. Resolution of these claims could have a material adverse effect on future results of operations.

The Company is currently a party to various other legal actions arising out of the normal course of business, none of which is expected to have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

Pursuant to the Merger Agreement (see Footnote 1, "Nature of Business - Anticipate Business Combination"), the Company has entered into a Bridge Loan Agreement (the "Loan Agreement") with Interland, Inc. ("Interland"). Under the terms of the Loan Agreement, the Company has agreed to advance up to an aggregate principal amount of $10 million to Interland between June 30, 2001 and August 31, 2001. If the closing of the Merger Agreement has not occurred prior to August 31, 2001, the Company has agreed to advance up to $20 million. No advances have been made under the Loan Agreement.

The Company is a party to agreements with Computer Associates ("CA") for certain Network Operations Center ("NOC") software and related maintenance and professional services. The agreements contemplate significant minimum expenditures by the Company until March 2003.

At May 31, 2001, the Company had commitments of $0.8 million for the expansion and upgrading of facilities and equipment and $9.9 million for infrastructure software projects.

16.  Sale of Connectivity Accounts

On March 26, 2001 the Company entered into an agreement to sell substantially all of its consumer dial-up accounts for between $4 and $5 million. The final proceeds from the sale are subject to adjustment based upon the number of accounts which cancel during a specified time period following the transfer. Revenue from these accounts was approximately 11.8% and 17.6% of total revenues for the third quarter of 2001 and 2000, respectively, and 12.4% and 20.4% of total revenues for the nine months of 2001 and 2000,

Micron Electronics, Inc.
Notes to Financial Statements--Continued
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

respectively. The sale of these accounts is not expected to have a substantial impact on operating income. These accounts were transferred in June 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------


Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our expectations of our future liquidity needs, our plans to merge with Interland and expectations regarding the business and financial results of the combined company, our expectations regarding our future operating results including our planned expansion of HostPro's customer base and increase in HostPro's revenue levels, and the actions we expect to take in order to maintain HostPro's existing customers and expand HostPro's operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors" and in other Company filings with the Securities and Exchange Commission. All quarterly references are to the Company's fiscal periods ended May 31, 2001, August 31, 2000 or June 1, 2000, unless otherwise indicated. All annual references are also on a fiscal basis, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

Overview

Micron Electronics, Inc. and its subsidiaries (collectively the "Company") have historically provided a variety of computer products and related services through the Company's PC Systems, SpecTek, and HostPro business segments. We have discontinued PC Systems, our computer manufacturing business, and SpecTek, our memory products business. See Footnote 3 "Discontinued Operations" to the accompanying financial statements. As a result we are now exclusively a Web hosting company (HostPro).

The Company was originally established April 7, 1995 through the merger of three businesses: Micron Computer, Inc., Micron Custom Manufacturing Services, Inc. and ZEOS International, LTD. As of May 31, 2001, Micron Technology, Inc. ("MTI") owned 61% of our outstanding common stock. HostPro, our continuing operation, was formed through the integration of four companies purchased during 1999 and 2000. These include Los Angeles-based NetLimited, Inc., (d.b.a. "HostPro"), Seattle-based LightRealm, Florida-based Worldwide Internet Publishing Company, and Boise-based Micron Internet Services.

On March 23, 2001, Micron Electronics, Interland, Inc. ("Interland"), and Imagine Acquisition Corporation ("Merger Sub"), our wholly owned subsidiary, entered into an Agreement and Plan of Merger dated as of March 22, 2001 (the "Merger Agreement"). Subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Interland, with Interland to survive and become our wholly owned subsidiary (the "Merger"). Each outstanding share of Interland common stock will be exchanged for 0.861 (the "Exchange Ratio") shares of our common stock, and options and warrants to purchase Interland common stock will be exchanged for options or warrants, respectively, to purchase shares of our common stock according to the Exchange Ratio. Based on provisions of the Merger Agreement, the Exchange Ratio may be subject to change. After the closing of the Merger, Interland shareholders and MTI are expected to own approximately 30% and 43%, respectively, of our outstanding common shares. Interland provides a broad range of Web hosting, applications hosting and other related Web-based business solutions specifically designed to meet the needs of small- and medium-sized businesses. Interland had net sales of $34.3 million and a net loss of $67.0 million for the year ended December 31, 2000 and net sales of $10.9 million and a net loss of $16.9 million for the quarter ended March 31, 2001.

HostPro offers a broad range of business-to-business Internet products and services including managed dedicated hosting solutions, co-location and connectivity services, electronic commerce, application hosting and other Web hosting products. With data centers in Los Angeles, California; Seattle, Washington; Moses Lake, Washington; Boca Raton, Florida; and Boise, Idaho, we provide these services primarily to small- and medium-sized businesses. Our business is rapidly evolving and we have a limited operating history. As a result, we believe that period-to-period comparisons of our revenue and operating results, including our cost of revenue and other operating expenses as a percentage of total revenue, are not meaningful and should not be relied upon as indicators of future performance. We do not believe that our historical growth rates are an indication of our future results.

Revenues are primarily generated by providing shared, dedicated, co-located and applications hosting services, connectivity and equipment sales to customers. Revenues are recognized as the services are provided. Hosting contracts generally are for service periods ranging from 1 to 12 months and typically require up-front fees. These fees, including set-up fees for hosting services, are deferred and recognized ratably over the customers' expected service period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------


Cost of revenue is mainly comprised of compensation and related expenses for data center and provisioning operations, Internet connectivity and other related telecommunications expense, and depreciation and amortization of capital and intangibles related to data center equipment and operations.

Our operating expenses consist of:

          . Sales, marketing and technical support, which is mainly comprised of compensation costs and costs associated with technical support and marketing our products and services. Compensation costs include salaries and related benefits, commissions and bonuses. Our marketing expenses include the costs of direct mail, advertising and other mass market programs; and

          . General and administrative, which is mainly comprised of compensation and related expenses, occupancy costs, and depreciation and amortization of capital and intangible assets related to the engineering, development and administrative functions.

We intend to invest heavily in sales and marketing, the continued development of our network infrastructure and technology, and engineering and development for future product expansion. We expect to expand our operations and workforce, including our network operations, technical support, and administrative resources. In addition, we intend to continue to expand and develop new sales channels and relationships. Our future success is dependent upon our ability to achieve profitability prior to depletion of cash reserves and to raise funds, thereafter, if needed. While we currently believe that we have adequate resources to maintain planned operations for at least one year from the balance sheet date, we cannot assure you that HostPro will be profitable in the future under its current Web and application hosting model or that adequate funding will be available to allow us to continue operations subsequent to the one-year time period. We do not expect to generate positive cash flows from operations for at least one year. However, the Company's current financial forecast indicates that there are sufficient cash reserves on hand until the Company reaches positive cash flows.

Discontinued Operations

     PC Systems

We have discontinued the operations of our PC Systems business segment, which is being accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 ("APB No. 30") "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC, ("GTG PC") an affiliate of the Gores Technology Group. Under the terms of the agreement, GTG PC received assets, which included $76.5 million in cash, and assumed specified liabilities of the PC Systems business. When the Company announced its planned sale of the PC Systems business to GTG PC, the Company had anticipated that the cash transfer to GTG PC would be $70.0 million. The difference consists primarily of reimbursements made for liabilities assumed by GTG PC that, in accordance with the original terms, were to be retained by the Company. The Company is required to meet certain working capital requirements based on the net assets and liabilities transferred to GTG PC. The final determination of the working capital transferred to GTG PC is subject to audit. Any adjustment to the working capital transferred could result in an additional cash payment by the Company to GTG PC and a corresponding increase to the loss on disposal of discontinued operations.

The Company retained all liabilities of the PC Systems business not assumed by GTG PC, including, for example, liabilities for taxes arising prior to the closing of the transaction, employee termination and related expenses, and any contingent liabilities arising prior to the closing date. In addition, the Company has agreed for a period of three years not to compete with the PC Systems business, and for two years, to not solicit or hire prior employees of the PC Systems business. For a transition period after the closing of the purchase, the purchaser agreed to provide certain information technology, financial, telecommunications and human resources services to the Company at GTG PC's cost plus 10% during the first four months after the closing, and at its cost plus 25% for the following two months.

Through May 31, 2003, or for the applicable statute of limitations with respect to taxes and government contracts, the Company is obligated to indemnify the purchaser and affiliated entities for any breaches of the representations and warranties contained in the agreement. In addition, the Company is obligated for an indefinite period of time to

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------


indemnify the purchaser and affiliated entities for any breaches in covenants. The agreement provides that the maximum aggregate liability of the Company for indemnification under the agreement is $10.0 million, or, in some limited circumstances, $30.0 million.

The agreement also provides that the Company would potentially be entitled to receive a percentage of any proceeds in the event the PC Systems business is sold or has an initial public offering of its securities within three years of the closing of the purchase. The Company would receive a payment only after the repayment of transaction costs, repayment of debt and capital contributions, payment of specified amount of cash to GTG PC and obligations under employee incentive programs.

At the end of its second fiscal quarter of 2001, consistent with accounting for discontinued operations, the Company recorded an estimate of future operating losses from the discontinued operation between March 2, 2001 and May 31, 2001, the expected completion date of the sale, and an estimate of the loss on disposal of the discontinued operation. This estimated after tax loss recorded in the second fiscal quarter of 2001 was $147.5 million. Based on the final terms of the agreement to sell the PC Systems business and actual operating results, we recorded an additional loss of $34.4 million in the third fiscal quarter of 2001, resulting in a revised estimated loss of $181.9 million. Management believes that the estimated loss is reasonable, however, it is based on preliminary data and is subject to revision. Included in the loss on disposal are employee termination costs of approximately $9.8 million, of which $8.0 million is included in the accompanying Balance Sheets under "Accounts payable and accrued liabilities" at May 31, 2001. The Company expects that all remaining severance liabilities will be settled by the end of the first fiscal quarter of 2002.

     SpecTek

The Company has discontinued the operations of its SpecTek business segment, which is accounted for as discontinued operations in accordance with APB No. 30. Pursuant to the Amended and Restated Component Recovery Agreement (as amended, the "Component Recovery Agreement"), dated effective September 2, 1999, MTI exercised its rights to purchase the assets of the SpecTek business. On March 22, 2001, the Company entered into a Purchase Agreement (the "Purchase Agreement") to sell all assets primarily used by SpecTek and certain land, buildings and intellectual property assets to MTI. Pursuant to the terms of the Purchase Agreement, the Company transferred the land, buildings and intellectual property to MTI on March 22, 2001, and received $18 million of cash in excess of the historical cost from MTI. This amount has been recorded, net of tax, as an increase in additional paid in capital. The Company has leased back a portion of the land and buildings from MTI and has also been granted a license to use certain components of the intellectual property. In addition, MTI agreed to pay the Company for the March 1, 2001 net book value of the assets used by SpecTek, less any outstanding intercompany payables. Net proceeds from the sale of the SpecTek assets under the Purchase Agreement were $43.2 million. Pursuant to the Purchase Agreement, the assets used by SpecTek were transferred to MTI on April 5, 2001. The valuation of the assets transferred was subject to audit by MTI. Upon completion of the audit, net proceeds were adjusted downward to $39.6 million. This adjustment was included in the accompanying Statement of Operations under "Loss on disposal of discontinued operations," during the third quarter of 2001.

Results of Continuing Operations

Our consolidated financial information presents the net effect of discontinued operations separate from the results of the Company's continuing operations. Historical financial information has been reclassified to present consistently the discontinued operations, and the discussion and analysis that follows generally focuses on continuing operations.

The loss from continuing operations for the third quarter of 2001 was $9.1 million, or $ (0.09) per basic and diluted share, on net sales of $15.4 million, compared to loss from continuing operations of $8.3 million, or $ (0.09) per basic and diluted share, on net sales of $10.2 million for the third quarter of 2000. For the nine months ending May 31, 2001, the loss from continuing operations was $27.2 million, or $(0.28) per basic and diluted share, on net sales of $43.4 million, compared to loss from continuing operations of $12.0 million, or $(0.12) per basic and diluted share, on net sales of $21.5 million for the same period of the prior year. The following table sets forth, for the periods indicated, certain data derived from our consolidated statements of operations:

                                                                       For the quarter ended            For the nine months ended

                                                                    May 31,          June 1,           May 31,           June 1,
                                                                       2001             2000              2001              2000
------------------------------------------------------------------------------------------------------------------------------------

Revenues                                                            100.0%           100.0  %            100.0%            100.0%
Cost of revenues                                                     63.1             77.4                65.5              72.9
                                                                   ------           ------              ------            ------
  Gross margin                                                       36.9             22.6                34.5              27.1
                                                                   ------           ------              ------            ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

Operating expenses:
  Sales, marketing and technical support                             61.8             90.8                64.0              79.0
  General and administrative                                         54.4             56.0                63.3              50.6
  Goodwill amortization                                              10.0             18.1                11.8              15.5
  Other expense (income), net                                         0.2             (0.7)                1.3               3.5
                                                                   ------           ------              ------            ------
    Total operating expenses                                        126.4            164.2               140.4             148.6
Operating loss                                                      (89.5)          (141.6)             (105.9)           (121.5)
Loss on equity investment                                           (13.2)               -               (11.3)                -
Gain on sale of investment                                              -                -                10.4
Interest income, net                                                 13.5             29.6                14.9              43.9
                                                                   ------           ------              ------            ------
Loss from continuing operations before taxes                        (89.2)          (112.0)              (91.9)            (77.6)
Income tax benefit                                                   30.0             30.4                29.2              21.6
                                                                   ------           ------              ------            ------
Loss from continuing operations                                     (59.2)%          (81.6)%             (62.7)%           (56.0)%
                                                                   =======          ======              ======            ======

Revenues

                                                                       For the quarter ended            For the nine months ended

                                                                    May 31,          June 1,            May 31,          June 1,
                                                                       2001             2000               2001             2000
------------------------------------------------------------------------------------------------------------------------------------
(Amounts in 1000's)
Hosting revenue                                                 $    10,998       $    6,060           $  29,607        $  11,444
Connectivity revenue                                                  2,692            2,346               8,251            6,389
Other revenue                                                         1,705            1,749               5,528            3,632
                                                                -----------       ----------           ---------        ---------
Total Revenues                                                  $    15,395       $   10,155           $  43,386        $  21,465
                                                                ===========       ==========           =========        =========

Revenues increased $5.2 million, or 51.6%, and $21.9 million or 102.1%, respectively, for the quarter and for the nine months ended May 31, 2001 when compared to the same periods from the prior year.

Hosting revenues increased $4.9 million or 81.5% and $18.2 million or 158.7%, respectively, for the quarter and for the nine months ended May 31, 2001 when compared to the same periods from the prior year. The growth in hosting revenues has been driven by new customer growth, fiscal 2000 acquisitions and upgrading existing customers. Excluding the effect of the acquisitions in 2000, hosting growth was 78% and 98%, respectively, for the quarter and the nine months ended May 31, 2001, when compared to the same periods from the prior year. Sequential quarterly hosting revenue growth from the second to the third quarter of 2001 was 10.2%. Shared hosting revenues were 73.4% and 72.2% of hosting revenues for the quarter and nine months ending May 31, 2001, respectively, compared to 83.9% and 87.3%, respectively, for the same periods from the prior year. Dedicated hosting revenues were 20.3% and 20.9% of hosting revenues for the quarter and nine months ending May 31, 2001, respectively, compared to 12.9% and 9.6%, respectively, for the same periods from the prior year. We have continued to focus on increasing our higher-end hosting services and ended the third quarter of 2001 with the number of dedicated, managed and unmanaged servers in excess of 1,240, compared to 577 from the same period a year ago.

Connectivity revenues increased $0.3 million or 15% and $1.9 million or 29%, respectively, for the quarter and for the nine months ended May 31, 2001 when compared to the same period from the prior year. The growth in connectivity revenues has been driven primarily by new customer growth. On March 26, 2001 the Company entered into an agreement to sell substantially all of its consumer dial-up accounts for between $4 and $5 million. Revenue from consumer dial-up accounts was approximately 11.8% and 17.6% of total revenues for the third quarter of 2001 and 2000, respectively, and 12.4% and 20.4% of total revenues for the nine months of 2001 and 2000, respectively. The sale of these accounts is not expected to have a substantial impact on operating income. These accounts were transferred in June 2001.

Other revenue is primarily comprised of equipment sales to customers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations---continued
-------------------------

We maintained over 147,000 paid hosted Web sites, 79,700 paid hosting accounts and 38,800 Internet access accounts at the end of the third quarter of 2001. These numbers compare to 100,300 paid hosted Web sites, 51,300 paid hosting accounts and 37,900 Internet access accounts at the end of the third quarter of 2000.

     Cost of Revenues

Cost of revenues increased 23.6% and 81.9% to $9.7 million and $28.4 million, respectively, for the quarter and nine-month periods ended May 31, 2001 from $7.9 million and $15.6 million in the same periods of the prior year. In the third quarter of 2001, the increases in cost of revenues were related to supporting our larger customer base and revenue levels and were primarily related to increased depreciation relating to data center build-outs and equipment purchases, the cost of equipment sold to customers, rent, and telecommunications and Internet access costs. For the nine-month period ended May 31, 2001, the increase in cost of revenues was primarily related to depreciation relating to data center build-outs and equipment purchases, telecommunications and Internet access costs, the cost of equipment sold to customers, technical personnel costs and rent. Our cost of revenues as a percentage of revenues decreased to 63.1% and 65.5%, respectively, for the quarter and nine-month periods ended May 31, 2001 from 77.4% and 72.9% for the same periods of the prior year. We anticipate that costs of revenues will increase in absolute dollars, but decline as a percentage of revenues as we continue to grow, and achieve a more cost-effective scale of operations.

     Sales, Marketing and Technical Support

Sales, marketing and technical support expenses increased 3.1% and 63.8% to $9.5 million and $27.8 million, respectively, for the quarter and nine-month periods ended May 31, 2001 from $9.2 million and $16.9 million in the same periods of the prior year. The increase in sales, marketing and technical support expenses during the quarter and nine months ended May 31, 2001 was primarily related to increased outsourced telemarketing costs and sales and technical support personnel costs, offset partially by a reduction in advertising costs. Technical support costs were $2.4 million and $7.3 million, respectively, for the quarter and the nine-month period ended May 31, 2001, compared to $1.3 million and $2.8 million from the same periods of the prior year.

     General and Administrative

General and administrative expenses increased 47.6% and 153.1% to $8.4 million and $27.5 million, respectively, for the quarter and nine-month periods ended May 31, 2001 from $5.7 million and $10.9 million in the same periods of the prior year. The increase in general and administrative expenses during the quarter ended May 31, 2001, was primarily related to increased engineering, development, general and administrative personnel costs, depreciation and bad debt expenses. For the nine-month period ended May 31, 2001, the increase was primarily related to engineering, development, general and administrative personnel costs, depreciation, bad debt expenses, consulting fees, rent and intangible amortization.

     Goodwill Amortization

Goodwill amortization increased for the nine month period ended May 31, 2001, as a result of the acquisitions of the Web and applications hosting companies that occurred between August 1999 and March 2000.

     Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA")

Our earnings before net interest, income taxes, depreciation, amortization, including amortization of acquisition compensation costs, loss on equity investment and gain on sale of investment and was a loss of $8.1 million and $28.0 million, respectively, for the quarter and nine-month periods ended May 31, 2001 compared to a loss of $9.7 million and $17.4 million in the same periods of the prior year. The increases in the level of EBITDA losses were primarily due to increased expenditures needed to support our growth in operations, including salaries and benefits for additional employees, network costs, rent, and other costs related to the increase in the number of our data centers as well as increased sales, technical support, and general and administrative expenses. Although EBITDA should not be used as an alternative to operating loss or net cash provided by (used for) operating activities, investing activities or financing activities, each as measured under generally accepted accounting principles, our management believes that EBITDA is an additional meaningful measure of performance.

     Loss on Equity Investment

The loss on equity investments includes the Company's equity share of the losses of Bird on a Wire, Inc. ("BOAW"), as well as the Company's loss on disposal of its investment therein. On May 28, 2001, BOAW entered into a definitive agreement to sell its assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations---continued
-------------------------

After settling BOAW liabilities, the Company received net proceeds of $1.5 million. Included in loss on equity investments is approximately $1.7 million loss on disposal of BOAW in the third quarter of 2001.

     Gain on Sale of Investment

On September 29, 2000, the Company sold its remaining 10% interest in MCMS, Inc. ("MCMS") for a net gain of $4.5 million. MCMS was formerly the Company's wholly owned subsidiary, of which 90% was sold in February 1998.

     Interest Income

Interest income, net consists of interest income earned on the Company's invested cash and liquid investments. Interest income, net decreased 30.7% and 31.1% to $2.1 million and $6.5 million for the quarter and nine-month periods ended May 31, 2001, respectively from $6.5 million and $9.4 million in the same periods of the prior year. The reduction in interest income is primarily due to the lower levels of cash and liquid investments that were available for investment during the quarter and nine months ended May 31, 2001.

     Income Tax Provision

The effective income tax rate on continuing operations was approximately 34% and 27% for the third quarter of 2001 and 2000, respectively. The effective income tax rate on continuing operations was approximately 32% and 27% for the first nine months of 2001 and 2000, respectively. These rates principally reflect the federal statutory rate, net of the effect of state taxes, tax-exempt securities and non-deductible goodwill amortization. The change in the effective income tax rates primarily reflect tax benefits and tax sharing arrangements that are no longer available due to the disposal of the discontinued operations.


Liquidity and Capital Resources

As of May 31, 2001, we had $185.2 million in cash, cash equivalents and liquid investments. This represents a decrease of $140.9 million compared to August 31, 2000. In addition, as of May 31, 2001, there were also $7.3 million of held to maturity investments, with original maturities in excess of one year.

Principal sources of liquidity in the first nine months of 2001 were $33.5 million from investing activities, including $167.5 million of proceeds from maturing investments and $4.5 million of proceeds from the sale MCMS common stock, offset by $116.3 million of purchases of held to maturity investments, $81.1 used in the Company's discontinued operations, $18.2 million for purchases of property, plant and equipment and $5.0 million for the purchase of an equity investment. We used $37.0 million of cash in operating activities primarily due to increased operating expenses to position HostPro for future growth.

The SpecTek and PC Systems dispositions had a material impact on our liquidity in the third quarter of 2001. Pursuant to the Component Recovery Agreement, on March 22, 2001, MTI exercised its rights to purchase the assets of the SpecTek business. In addition, the Company agreed to sell to MTI certain land, buildings and intellectual property assets. The proceeds from this transaction, net of existing intercompany payables, were approximately $43.2 million. SpecTek has been our only profitable segment and our only source of positive cash flows, excluding interest income. The discontinuance of the SpecTek segment will have a material adverse effect on our financial position, results of operations and cash flows.

On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC, ("GTG PC") an affiliate of the Gores Technology Group. Under the terms of the agreement, GTG PC received assets, which included $76.5 million in cash, and assumed specified liabilities of the PC Systems business. The Company is required to meet certain working capital requirements based on the net assets and liabilities transferred to GTG PC. The final determination of the working capital transferred to GTG PC is subject to audit. Any adjustment to the working capital transferred could result in an additional cash payment by the Company to GTG PC and a corresponding increase to the loss on disposal of discontinued operations.

On March 28, 2001, we terminated our unsecured credit agreement with a group of financial institutions, which provided borrowings up to $100.0 million.

At May 31, 2001, we had commitments of $0.8 million for the expansion and upgrading of facilities and equipment and $9.9 million for infrastructure software projects. We anticipate making capital expenditures in excess of $3.7 million during the remainder of 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations---Continued
-------------------------

HostPro does not expect to generate positive cash flow from its operations for at least one year. However, we expect to have adequate cash reserves to fund operations during this period. Our future success is dependent upon our ability to achieve profitability prior to the depletion of cash reserves and to raise funds, thereafter, if needed. We cannot assure that HostPro will be profitable in the future under its current Web and application hosting model or that adequate funding will be available to allow us to continue operations subsequent to the one-year time period. However, the Company's current financial forecast indicates that there are sufficient cash reserves on hand until the Company reaches positive cash flows.


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

HostPro has incurred losses since inception, and we expect it to incur losses for at least the next two years. HostPro has incurred net losses and losses from operations for each period from inception through the first nine months of 2001. We do not expect HostPro, or the combined company if the Interland merger is consummated, to generate positive cash flow from operations for at least one year. Operating expenses could increase as a result of expanding and adapting network infrastructure, increasing sales and marketing efforts, broadening customer support capabilities, integrating the Interland and HostPro businesses and expanding administrative resources in anticipation of future growth. To the extent that increases in expenses are not offset by increased revenues, the results of operations and financial condition of the combined businesses would be materially affected. Even if the combined company achieves profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

Our historical financial information will not be representative of our future results. Since we have sold our non-hosting businesses, our historical financial information, contained in previous filings with the Securities and Exchange Commission, will not be representative of our future operating results. Including the operations of the non-hosting businesses--which are now classified as discontinued operations in our financial statements--HostPro's revenues represented less than 3% for fiscal 2000, and less than 5% for the nine months ending May 31, 2001, of the Company's total revenues. HostPro's costs and expenses, which are reflected in our financial statements as continuing operations, include infrastructure costs associated with HostPro's use of or benefit from centralized corporate services provided by Micron Electronics, including:

     .    information technology;

     .    telecommunications;

     .    accounting, tax and treasury;

     .    human resources;

     .    legal; and

     .    insurance.

The historical financial information of the Web hosting business has been adjusted to take into account the estimated impact of the discontinued operations. These estimates could change in periods subsequent to the disposition of the non-hosting businesses and, therefore, the historical information is not necessarily indicative of the future financial results of the Web hosting business.

HostPro has a limited operating history and its business model is still evolving, which makes it difficult to evaluate its prospects. HostPro's limited operating history makes evaluating its business operations and prospects difficult. HostPro was grown, in part, through the acquisition of four separate hosting and Internet service provider companies during the period from August 1999 through March 2000. HostPro's range of service offerings has changed since its inception and its business model is still new and developing. Because some of HostPro's services are new, the market for them is uncertain. As a result, the revenue and income potential of its business, as well as the potential benefits of its proposed merger with Interland, may be difficult to evaluate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations---Continued
-------------------------

Our quarterly operating results may fluctuate and our future revenues and profitability are uncertain. HostPro's past operating results have been subject to fluctuations, on a quarterly and an annual basis. HostPro may also experience significant fluctuations in quarterly and annual operating results due to a wide variety of factors. Because of these fluctuations, comparisons of operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. Factors that may cause operating results to fluctuate include, but are not limited to:

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

We cannot provide any assurances about the extent to which we will be successful in achieving any plans to increase the size our customer base, the amount of services we offer or the amount, if any, of increase in revenues we will experience during the next fiscal year, or beyond. In addition, relatively large portions of our expenses are fixed in the short-term, and therefore our results of operations are particularly sensitive to fluctuations in revenues. Also, if we were unable to continue using third-party products in our service offerings, our service development costs could increase significantly.

We operate in a new and evolving market with uncertain prospects for growth and may not be able to sustain growth in our customer base. The market for Web hosting and applications hosting services for small- and medium-sized businesses has only recently begun to develop and is evolving rapidly. Our future growth, if any, will depend upon the willingness of small- and medium-sized businesses to outsource Web hosting and applications hosting services, our ability to increase our average revenue per customer, and our ability to retain customers. The market for our services may not develop further, consumers may not widely adopt our services and significant numbers of businesses or organizations may not use the Internet for commerce and communication. If this market fails to develop further or develops more slowly than expected, or if our services do not achieve broader market acceptance, we will not be able to grow our customer base. In addition, we must be able to differentiate ourselves from our competition through our service offerings and brand recognition. These activities may be more expensive than we anticipate, and we may not be successful in differentiating ourselves, achieving market acceptance of our services or selling additional services to our existing customer base.

Micron Electronics' stock price may be volatile. The market price of our common stock has experienced a significant decline in recent months. The price has been and is likely to continue to be highly volatile due to several factors, such as:

     . the failure of the combined company (if the merger with Interland is consummated) to experience the benefits of the merger as quickly as anticipated, or at all, or an increase over estimates of the costs of or operational difficulties arising from the merger;

     . if the merger with Interland is consummated, the failure of the impact of the merger on the combined company's financial results to be in line with the expectations of financial analysts;

     .    variations in actual and anticipated operating results;

     .    changes in earnings estimates by analysts;

     . variations in actual and anticipated operating results of customers or competitors;

     .    material reductions in spending by customers;

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations---Continued
-------------------------

     . announcements by us or our competitors regarding new products and service introductions;

     . the volatility inherent in stock within the sectors within which we conduct business;

     .    general decline in economic conditions;  and

     .    reductions in the volume of trading in our common stock.


Our customer base includes a significant number of businesses that currently face increasing difficulty in obtaining funding to support their operations. Many of our customers are businesses, including Internet-based businesses, that have traditionally been initially funded by venture capital firms and then through public securities offerings. Funding alternatives for these businesses have become more limited than in the past. Many of these customers have ceased or reduced their operations, and it has become increasingly difficult for the Company to collect revenues from these businesses. If the market for technology and Internet-based businesses is not supported by the private and public investors who have funded these customers, the Company faces the risk that these customers may cease, curtail or limit Web site operations. If this continues to occur, the Company could experience a loss of revenue associated with these customers and will then have to increase sales to other businesses using the Internet in order to preserve and grow revenue. If the Company is successful in increasing sales to other businesses, it will incur the expenses associated with these new customers, such as sales and marketing expenses, including commissions, and implementation costs. As a result, to preserve and grow revenue, the Company will have to increase sales by substantially more than the amount of lost revenue.

Our transition to a company focused solely on Web hosting represents a significant transition from our historical business, and our disposal of our non-hosting businesses could adversely affect our operating results. On March 23, 2001, we announced plans to sell our non-hosting businesses and plans to acquire Interland. Our plans to become a company focused solely on the Web hosting industry represent a significant transition from the business we have conducted to date. This transition has resulted in an approximate reduction of 82% in the number of our employees and a significant reduction in the levels of revenues and operating income historically experienced by the Company. We cannot assure you that we will be able to complete this transition successfully. Efforts to fulfill this planned transition have placed, and are expected to continue to place, a significant strain on our management team and have diverted, and are expected to continue to divert, the attention of management from the day-to-day operations of our business.


We could incur liabilities in the future relating to our PC Systems business. We could incur liabilities relating to our PC Systems business under the terms of our agreement to sell that business to GTG PC Holdings. We will retain specified liabilities, including liabilities for taxes arising prior to the closing of the transaction, contingent liabilities arising prior to the closing date, some which are described above, as well as liabilities for some accounts payable and other agreements. We are also obligated to indemnify the purchaser and its affiliated entities for any breaches of our representations and warranties contained in the agreement for a period of two years, or the applicable statute of limitations for some liabilities. This indemnification obligation could be as high as $10.0 million or, in some limited circumstances, $30.0 million. In addition, the Company is required to meet specified working capital requirements based on the net assets and liabilities transferred to GTG PC. The final determination of the working capital transferred to GTG PC Holdings is subject to audit. Accordingly, in the future, the combined company could be required to make payments with respect to the PC Systems business, which could adversely affect our future results of operations.

We may have additional liabilities for sales and use taxes. During the third quarter of 1997, Micron Electronics began to collect and remit applicable sales or use taxes in nearly all states. We are a party to agreements with nearly all states, which generally limit our liability, if any, for non-remittance of sales and use taxes prior to such agreements' effective dates. Micron Electronics previously accrued a liability for the estimated settlement cost of issues related to sales and use taxes not covered by such agreements. Our management believes the resolution of any matters relating to the non-remittance of sales or use taxes will not materially affect our business, financial position, results of operations and cash flows. This potential liability will remain with us even though we have sold the PC Systems business.

HostPro's reliance on GTG PC Holdings for transition services. HostPro has historically relied on the PC Systems business to provide some of its internal operating systems, such as internal network and telephone support, payroll systems and accounting systems. A portion of the costs of operating these systems has been allocated to HostPro for financial reporting purposes. These systems have been transferred in connection with the sale of the PC Systems business, and, as a result, HostPro will be required to obtain alternative sources for these systems, following a transition period during which GTG PC Holdings will continue to provide support. If these transition services do not extend until HostPro is able to integrate its systems with Interland, or if HostPro is otherwise required to obtain comparable services at higher costs, its operating results could be adversely affected.

We may not effectively execute our Web hosting strategy and as a result, others may seize the market opportunity that we have identified. If we fail to execute our Web hosting strategy in a timely or effective manner, our competitors may be able to seize the

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations---Continued
------------------------

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

Micron Technology is our majority shareholder and is therefore able to control matters requiring shareholder approval. As of July 9, 2001, Micron Technology owned approximately 61% of Micron Electronics' outstanding common stock. After the completion of the planned merger with Interland, Micron Technology is expected to own approximately 43% of the outstanding common stock of Micron Electronics. In addition, two of Micron Electronics' current directors are also directors of Micron Technology, including Steven R. Appleton, Chairman and Chief Executive Officer of Micron Technology. Under the terms of the agreements with Micron Electronics, Micron Technology has agreed, among other things, not to sell any of its shares for a period of nine months following the merger. In addition, Micron Electronics has rights to repurchase shares owned by Micron Technology up to the number that would reduce Micron Technology's ownership to 25% of Micron Electronics' outstanding shares. So long as Micron Technology continues to own a substantial portion of Micron Electronics' outstanding common stock, Micron Technology will have the ability to exert significant influence over matters requiring shareholder approval, including the election of directors, and potentially could control the management and corporate policies of the combined company. The level of Micron Technology's ownership of Micron Electronics' common stock may limit our ability to complete future equity financing.

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

In an effort to gain market share, some of our competitors have offered, and may in the future offer, Web hosting services similar to ours at lower prices or with incentives not matched by us, including free start-up and domain name registration, periods of free service, low-priced Internet access or free software. In addition, some of our competitors may be able to provide customers with additional benefits, including reduced communications costs, which could reduce the overall costs of their services relative to ours. We may not be able to reduce the pricing of our services or offer incentives in response to the actions of our competitors without harming our business. Because of the fierce competition in the Web hosting and applications hosting industry, the number of competitors could lead to a surplus in service providers, leading to further reductions in the prices of services. We also believe that the market in which we compete is likely to consolidate further in the near future, which could result in increased price and other competition that could damage our business.

Current and potential competitors in the market include Web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, large information technology firms that provide a wide array of information

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations---Continued
-------------------------

technology services and computer hardware suppliers. Our competitors may operate in one or more of these areas and include companies such as Concentric Network Corporation, an XO Communications, Inc. company, Data Return Corp., Digex Corporation, Digital Island, EarthLink, Inc., Exodus Communications, Inc., Interliant, NTT Verio Inc., and Navisite, Inc. In addition, large diversified companies such as Intel Corporation, Dell Computer Corporation, International Business Machines Corporation and AT&T Corporation have entered or indicated their intent to enter into some of these markets, which will intensify the competition.

Our ability to successfully market our services could be substantially impaired if we are unable to deploy new Internet applications or if new Internet applications deployed by us prove to be unreliable, defective or incompatible. We cannot assure you that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of Internet application services in the future. If any newly introduced Internet applications suffer from reliability, quality or compatibility problems, market acceptance of our services could be greatly hindered and our ability to attract new customers could be adversely affected. We cannot assure you that new applications deployed by us will be free from any reliability, quality or compatibility problems. If we incur increased costs or are unable, for technical or other reasons, to host and manage new Internet applications or enhancements of existing applications, our ability to successfully market our services could be substantially impaired. In addition, we cannot assure you that any new services or applications will be accepted by customers.

Impairment of our intellectual property rights could negatively affect our business or could allow competitors to minimize any advantage that our proprietary technology may give us. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in our services. At this point, we have no patented technology that would preclude or inhibit competitors from entering the Web hosting market that we serve. While we may file patent applications on particular aspects of our technology, we cannot be sure that we will receive any patents. We have entered into confidentiality and other agreements with our employees and contractors, including agreements in which the employees and contractors assign their rights in inventions to us. We have also entered into nondisclosure agreements with our suppliers, distributors and some customers in order to limit access to and disclosure of their proprietary information. These contractual arrangements or the other steps they have taken to protect our intellectual property may not prove sufficient to prevent illegal use of their technology or to deter independent third-party development of similar technologies.

Policing unauthorized use of products or methods of operation and fully protecting our proprietary rights is difficult, and we cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate. In addition, effective copyright, trademark, trade secret and patent protection may not be available in every country in which our products and services are distributed. Further, Micron Electronics is currently, and may in the future, be involved in legal disputes relating to the validity or alleged infringement of our, or of a third party's, intellectual property rights. We expect that participants in the Web hosting market will be increasingly subject to infringement claims as the number of services and competitors in the combined company's industry segment grows. Intellectual property litigation is typically extremely costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. In addition, any adverse decisions could subject us to significant liabilities, require us to seek licenses from others, prevent us from manufacturing, using, licensing or selling certain of our products and services, or cause severe disruptions to our operations or the markets in which we compete, any one of which could dramatically impact our business and results of operations.

Periodically, Micron Electronics is made aware that technology it uses may infringe on intellectual property rights held by others. Micron Electronics has accrued a liability and charged operations for the estimated costs of settlement or adjudication of certain asserted and unasserted claims for alleged infringement prior to the balance sheet date. Resolution of these claims could have a material adverse effect on future results of operations and cash flows, and could require changes in the products or processes of the combined company.

We face risks relating to existing litigation. We are defending a consumer class action lawsuit filed in the Federal District Court of Minnesota based on the alleged sale of defective computers. No class has been certified in the case. The case involves a claim that Micron Electronics sold computer products with a defect that may cause errors when information is written to a floppy disk. Substantially similar lawsuits have been filed against other major computer manufacturers. The case is currently in the early stages of discovery, and we are therefore unable to estimate total expenses, possible loss or range of loss that may ultimately be connected with the matter. This potential liability will remain with Micron Electronics even though it has sold the PC Systems business.

Periodically, we are made aware that technology we use may infringe on intellectual property rights held by others. Resolution of these claims could have a material adverse effect on future results of operations and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations---Continued
-------------------------

If we acquire additional companies, products or technologies, we may face risks similar to those we currently face in connection with the merger with Interland. As part of our strategy to grow our HostPro business, we have made a number of acquisitions and investments, and we may continue to pursue acquisitions of businesses or assets that we believe are complementary to our business. We will be required to record material goodwill and other intangible assets in the likely event the purchase price of the acquired businesses exceeds the fair value of the net assets acquired. In the past, this has resulted in significant amortization charges, and these charges may increase in future periods as we continue our acquisition strategy. The acquired businesses may not achieve the revenues and earnings anticipated to be achieved by us. If we acquire another company, we will likely race the same risks, uncertainties and disruptions as discussed above with respect to our merger with Interland. For example, we may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to existing shareholders. As a result, there could be a material adverse effect on our future financial condition and results of operations. We cannot assure you of the timing or size of future acquisitions, or the effect future acquisitions may have on our operating results.

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

If our recent Web hosting acquisitions are not perceived as successful, this might cause a decline in our stock price. We recently acquired several companies in order to develop and expand our Web hosting business, including LightRealm, Worldwide International Publishing Corporation, NetLimited, Inc. and Micron Internet Services. Many of these companies are in the early stages of their development and have unproven business models. We might not realize the anticipated benefits of these or other acquisitions to the extent that we anticipate, or at all. If the anticipated benefits from these acquisitions are not achieved, our stock price could decline.

If we are unable to expand our network infrastructure capacity, we may not be able to meet increasing demand, and could lose customers and may unable to sustain or increase our revenues. We must continue to expand and adapt our network infrastructure to meet the increase in the number of users and the amount of information they wish to transport and to meet changing customer requirements. The expansion and adaptation of our telecommunications and hosting facility infrastructure will require substantial financial, operational and management resources as we negotiate for access to telecommunications systems with existing and other network infrastructure suppliers. Significant and rapid expansion of our network due to increased usage will place additional stress upon our network hardware, traffic management systems and hosting facilities. The ability of our network to connect and manage a substantially larger number of customers at high transmission speeds is as yet unknown. In addition, our ability to expand our network while maintaining superior performance is unknown. As customers' bandwidth usage increases, we will need to make additional investments in our infrastructure to maintain adequate data transmissions speeds, the availability of which may be limited and the cost of which may be significant. Additional network capacity may not be available from third-party suppliers as it is needed by us. As a result, our network may not be able to achieve or maintain a sufficiently high capacity of data transmission, especially if customer usage increases. Any failure on our part to achieve or maintain high-capacity data transmission could significantly reduce consumer demand for our services and adversely affect our business.

If we are unable to obtain sufficient telecommunications network capacity at reasonable costs, we may not be able to provide services at prices acceptable to our customers, thereby reducing demand for our services. Our success will depend upon the capacity, ease of expansion, reliability and security of our network infrastructure, including the capacity leased from our telecommunications network suppliers. Our network currently delivers service through Cable & Wireless, McLeod, Qwest, Electric Lightwave, Genuity, Worldcom, Level 3, XO, Sprint and Touch America. Some of these suppliers are also competitors. Our operating results depend, in part, upon the pricing and availability of telecommunications network capacity from a limited number of providers. If capacity is not available to us as our customers' usage increases, our network may not be able to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, our business would suffer if our network suppliers increased the prices for their services and we were unable to pass along any increased costs to our customers. Any failure on our part or the part of our third-party suppliers to achieve or maintain high data transmission capacity, reliability or performance could significantly reduce customer demand for our services, damage our business reputation and increase our costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------


We depend on our reseller sales channel to market and sell many of our services. We will not control our resellers, and if we fail to develop or maintain good relations with resellers, we may not achieve the growth in customers and revenues that we expect. An element of the strategy for our growth is to further develop the use of third parties that resell our services. Many of these resellers are Web development or Web consulting companies that also sell our Web hosting services, but that generally do not have established customer bases to which they can market our services. We are not currently dependent on any one reseller to generate a significant level of business, but we have benefited from business generated by the reseller channel. Although we attempt to provide our resellers with incentives such as price discounts on our services that the resellers seek to resell at a profit, the failure of our services to be commercially accepted in some markets, whether as a result of a reseller's performance or otherwise, could cause our current resellers to discontinue their relationships with us, and we may not be successful in establishing additional reseller relationships as needed.

HostPro will be subject to changes in technology and industry standards. In the Web and applications hosting industry, service providers must keep pace with evolving technologies in order to offer relevant, sophisticated services on a timely basis to meet rapidly changing customer demands. Our future success will depend, in part, upon our ability to offer services that incorporate leading technologies, address the increasingly sophisticated and varied needs of our current and prospective Web and applications hosting customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The market for Web hosting services is characterized by rapidly changing and unproven technologies, evolving industry standards, changes in customer needs, emerging competition and frequent introductions of new services. To be successful, we must continually improve the performance, features and reliability of our services, including our proprietary technologies, and modify our business strategies accordingly. We could also incur substantial costs if we need to modify our services or infrastructure in order to adapt to these changes. Technological advances may have the effect of encouraging some of our current or future customers to rely on in-house personnel and equipment to furnish the services that we currently provide. If we are unable to maintain the compatibility of our services with products offered by our vendors, we could lose or fail to attract customers.

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

HostPro's ability to attract customers is dependent on the reliable performance and growth of use of the Internet. Use of the Internet for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has recently begun to increase rapidly. The adoption of the Internet for information retrieval and exchange, commerce and communication, particularly by those enterprises that have historically relied upon alternative means of information gathering, commerce and communications generally requires the adoption of a new medium of conducting business and exchanging information. If the Internet as a commercial or business medium fails to develop further or develops more slowly than expected, we would not be able to grow our customer base as quickly as desired and our customers would be less likely to require more complex, higher services from us.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, or its performance and reliability may decline. For example, Web sites have experienced interruptions in service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently, use of the Internet as a commercial or business medium could in the future grow more slowly or decline.

HostPro is vulnerable to system failures, which could harm its reputation, cause its customers to seek reimbursement for services, and cause its customers to seek another provider for services. HostPro must be able to operate the systems that manage our network around the clock without interruption. Our operations will depend upon our ability to protect our network infrastructure, equipment and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. Although we have attempted to build redundancy into our networks, our networks are currently subject to various points of failure. For example, a problem with one of our routers (devices that move information from one computer network to another) or switches could cause an interruption in the services we provide to a portion of our customers. In the past, we have experienced periodic interruptions in service. In addition, failure of any of our telecommunications providers to provide the data communications capacity we require, as a result of human error, a natural disaster or other operational disruption, could result in interruptions in services. Any future interruptions could:

     . cause customers or end users to seek damages for losses incurred;

     . require us to replace existing equipment or add redundant facilities;

     . damage our reputation for reliable service;

     . cause existing customers to cancel their contracts; or

     . make it more difficult for us to attract new customers.

We offer some customers a 99.9% service level warranty. Under these policies, we guarantee that those customers' Web sites will be available at least 99.9% of the time in each calendar month for as long as the customer is using its Web hosting services. If we were to experience widespread system failure, we could incur significant costs under those warranties.

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

Although we intend to continue to implement industry-standard security measures, third parties may be able to overcome any measures that we implement. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive and the efforts to address such problems could result in interruptions, delays or cessation of service to our customers, and harm our reputation and growth. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet, especially as a means of conducting commercial transactions.

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

Providing services to customers with critical Web sites and Web-based applications could potentially expose HostPro to lawsuits for customers' lost profits or other damages. Because the Web hosting and applications hosting services of HostPro are critical to many of our customers' businesses, any significant interruption in the services provided by us could result in lost profits or other indirect or consequential damages to our customers as well as negative publicity and additional expenditures for us to correct the problem.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

Although the standard terms and conditions of our customer contracts disclaim liability for any such damages, a customer could still bring a lawsuit against us claiming lost profits or other consequential damages as the result of a service interruption or other Web site or application problems that the customer may ascribe to us. A court might not enforce any limitations on HostPro's liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations even if we believe we would have meritorious defenses to any such claims. In such cases, we could be liable for substantial damage awards. Such damage awards might exceed our liability insurance by unknown but significant amounts, which would seriously harm our business.

We could face liability for information distributed through our network. The law relating to the liability of on-line services companies for information carried on or distributed through their networks is currently unsettled. On-line services companies could be subject to claims under both United States and foreign law for defamation, negligence, copyright or trademark infringement, violation of securities laws or other theories based on the nature and content of the materials distributed through their networks. Several private lawsuits seeking to impose such liability upon other entities are currently pending against other companies. In addition, organizations and individuals have sent unsolicited commercial e-mails from servers hosted by service providers to massive numbers of people, typically to advertise products or services. This practice, known as "spamming," can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. We may, in the future, receive letters from recipients of information transmitted by our customers objecting to such transmission. Although we prohibit our customers by contract from spamming, we cannot assure you that our customers will not engage in this practice, which could subject us to claims for damages.

In addition, we may become subject to proposed legislation that would impose liability for or prohibit the transmission over the Internet of some types of information. Other countries may also enact legislation or take action that could impose liability on us or cause us not to be able to operate in those countries. The imposition upon us and other on-line services of potential liability for information carried on or distributed through our systems could require us to implement measures to reduce our exposure to this liability, which may require us to expend substantial resources, or to discontinue service offerings. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals also could affect the growth of Internet use.

Our business may be impacted by government regulation and legal uncertainties. Only a small body of laws and regulations currently applies specifically to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, however, laws and regulations with respect to the Internet may be adopted at federal, state and local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. We cannot fully predict the nature of future legislation and the manner in which government authorities may interpret and enforce. As a result, we and our customers could be subject to potential liability under future legislation, which in turn could have a material adverse effect on our business. For example, if legislation were adopted in the U.S. or internationally that makes transacting business over the Internet less favorable or otherwise curtails the growth of the Internet, our business would suffer. The adoption of any such laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for our services or increase the cost of doing business or in some other manner harm our business.

In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. These laws generally pre-date the advent of the Internet and related technologies and, as a result, do not consider or address the unique issues of the Internet and related technologies. Changes to laws intended to address these issues could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of costs of litigation or increased service delivery costs, or could in some other manner have a material adverse effect on our business.

In addition, because our services are available over the Internet virtually worldwide, and because we facilitate sales by our customers to end users located in multiple states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in those states or that we have a permanent establishment in the foreign country.

Our international operations are subject to risks. We derived approximately 18% of our revenues from international sales for the quarter ended May 31, 2001. International business is subject to a number of special risks, including:

     . different regulatory requirements;

     . different privacy, censorship and liability standards and regulations;

     . less protective intellectual property laws ;

     . different technology standards;

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

     . unexpected changes in, or imposition of, regulatory requirements;

     . tariffs and other barriers and restrictions ;

     . general geopolitical risks such as political and economic instability ;

     . hostilities among countries and changes in diplomatic and trade relationships; and

     . other factors beyond our control.

Substantial future sales of shares by shareholders could negatively affect our stock price. If our shareholders sell substantial amounts of Micron Electronics common stock in the public market after the merger with Interland, the market price of Micron Electronics common stock could decline. Under a shareholder agreement, Mr. Kocher and some Interland shareholders have agreed not to sell their shares of Micron Electronics common stock, representing approximately 12% of the outstanding common stock of the combined company, assuming an exchange ratio of 0.8610, for a period of nine months after the closing of the merger, subject to limited exceptions. Additionally, Micron Technology, who will own approximately 43% of the outstanding common stock of the combined company, assuming an exchange ratio of 0.8610, agreed not to sell any shares of Micron Electronics common stock beneficially held by it for a period of nine months after the closing of the merger with Interland, subject to limited exceptions. As a result, after these lockup provisions expire, approximately 55% of the outstanding common stock of the combined company, assuming an exchange ratio of 0.8610, will be eligible for sale in the public market subject to volume limitations under Rule 144 of the Securities Act. Furthermore, these shareholders will have the right to require the combined company to register their shares for sale pursuant to an existing registration rights agreement.

Risks Associated With The Merger

If we do not maintain specified cash balances, the exchange ratio for the shares of Interland to be exchanged in the merger will be adjusted or the merger could be terminated. The exchange ratio of 0.861 shares of Micron Electronics common stock for each outstanding share of Interland common stock will be adjusted if the cash and cash equivalents of Micron Electronics less any reserves related to Micron Electronics' PC Systems or SpecTek businesses - the Net Available Cash - are less than $200 million at the time of the merger closing. The exchange ratio could increase to as high as 2.3676 shares of Micron Electronics common stock for each share of Interland common stock, if the Net Available Cash balance drops below $10.0 million. If the exchange ratio is increased, the holders of Interland stock would receive more shares of Micron Electronics stock in the merger, which would dilute the current holders of Micron Electronics stock. However, the exchange ratio will not be adjusted for fluctuations in the trading price of Micron Electronics common stock or Interland common stock. Based on our current projections, there is a possibility that the Net Available Cash at the time of closing could be less than $200 million, which would result in a small adjustment to the exchange ratio.

In addition, if the Net Available Cash amount is less than $100.0 million at the merger closing, then Interland will have the right to terminate the merger agreement. However, this termination right may not be exercised by Interland if it has been advanced more than $10.0 million by Micron Electronics under a bridge loan and security agreement entered into in connection with the merger agreement.

We do not currently expect that our shareholders will receive a distribution of cash. The merger agreement with Interland provides that to the extent that we have cash and cash equivalents greater than $200.0 million, less specified liabilities at the time of the closing of the merger, the record holders of our common stock as of the close of trading on the closing date of the merger may be entitled to receive pro rata payments of that cash. We do not currently expect that any distribution will be made. In addition, the merger agreement provides that those holders may also be entitled to receive distributions of any net proceeds to the Company from the sale of our PC Systems business. We may under specified circumstances share in proceeds received, if any, after payment of specified liabilities or reserves by GTG PC if GTG PC sells or liquidates that business within three years of the closing of the sale to GTG PC. We cannot assure you that any distribution to our shareholders will be made from these proceeds. Even if we have excess cash or if there are any proceeds from the sale of the PC Systems business, the distribution of these funds is subject to a number of restrictions.

If we do not successfully integrate the operations and personnel of Interland in a timely manner, this will disrupt the combined company's business and could negatively affect our operating results. Our acquisition of Interland involves risks related to the integration and management of Interland's operations and personnel with those of HostPro. The integration of Micron Electronics and Interland will be a complex, time consuming and expensive process and may disrupt the businesses of both companies if not completed in a timely and efficient manner. After the merger, the combined company must operate as a combined organization utilizing common information and telecommunications systems, operating procedures, financial controls and human resources practices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

Micron Electronics and Interland may encounter substantial difficulties, costs and delays involved in integrating their operations, including:

     .    potential incompatibility of business cultures;

     .    perceived adverse changes in business focus;

     .    potential conflicts in marketing or other important relationships;

     . potential operating inefficiencies and increased costs associated with having and integrating different information and telecommunictions systems currently used by each of HostPro and Interland;

     . potential decline in the level of customer service and customer satisfaction; and

     . the loss of key employees and diversion of the attention of management from other ongoing business concerns.

Our headquarters are located in Boise, Idaho, while Interland's headquarters are located in Atlanta, Georgia. The combined company will be headquartered in Atlanta, Georgia. Our integration of Interland's operations and personnel may be difficult due to the geographic distance between the two companies. In addition, we have completed a number of acquisitions of hosting companies and are still in the process of completing the integration of these businesses. This could make the integration of Interland more difficult. If this integration effort is not successful, then results of operations could be adversely affected, employee morale could decline, key employees could leave and customers could cancel existing orders or choose not to place new ones. In addition, the attention and effort devoted to the integration of the two companies will significantly divert management's attention from other important issues, such as expansion of the combined customer base, which could negatively affect the business and operating results of the combined company.

The benefits of the merger may be lower than expected and the costs associated with the merger could be higher than expected, which could harm the financial results of the combined company and cause a decline in the value of our common stock. We expect to realize cost reductions due to synergies created by merging with Interland in areas such as integration and expansion of nationwide technical support capabilities over a larger customer base, integration of information and telecommunications systems, marketing the larger combined business, elimination of excess data center capacity and economies of scale for the combined company's telecommunications costs. Although we expect that we will realize cost synergies with the merger, we cannot state the amount with any certainty. Micron Electronics and Interland estimate that we will incur direct transaction costs of approximately $7.7 million associated with the merger. We expect to incur additional costs associated with the consolidation and integration of the companies' products and operations. We cannot accurately estimate these costs at this time. If the total costs of the merger and related consolidation and integration exceed estimates, or if the cost synergies of the merger are less than expected, the financial results of the combined company would suffer. Any shortfall in anticipated operating results of the combined company, if the merger is completed, could cause the market price of our common stock to decline. In addition, the market price of our common stock could decline significantly if we do not experience the business benefits of the merger as quickly or in as great amounts as security analysts expect.

The merger could harm key customers and third-party relationships. The proposed merger could harm relationships with customers and other third parties with which we do business. For example, the continuance of our customer relationships is generally based on continued customer goodwill and satisfaction rather than long-term orders or other contractual commitments. Customers might postpone or cancel sales orders for our services if they perceive that customer services and support would decline as a result of the merger. Any changes in customer relationships could harm our business. Our customers and other third parties may, in response to the announcement of the merger, delay or defer decisions concerning using us as their service provider.

We will incur significant accounting charges relating to the acquisition of Interland, which will delay projected achievement of profitability for the Web hosting business. We will account for the acquisition of Interland using the purchase method of accounting. Under the purchase method, the purchase price of Interland will be allocated to the assets acquired and liabilities assumed from Interland. As a result, based on an approximate purchase price of $125.2 million, we expect to record approximately $80.2 million of intangible assets and goodwill from the Interland acquisition on our balance sheet, which will result in annual amortization expense of approximately $25.9 million in fiscal 2002 under accounting standards existing at May 31, 2001. These charges will delay projected achievement of profitability for the Company. We have allocated the total estimated purchase price for the Interland merger on a preliminary basis based upon our current best estimates of the fair value of these assets and liabilities, with the excess costs over the net assets acquired allocated to goodwill and other intangible assets. This allocation is subject to change pending a final analysis of the fair values of the assets acquired and liabilities assumed. The impact of these changes could, for example, reduce the combined company's reported future earnings or otherwise have a material, negative impact on our future results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations--Continued
------------------------

The merger could result in employees at Micron Electronics and Interland deciding to leave their employment before or after completion of the merger. After the merger, integration of the businesses of HostPro and Interland could result in changes in the culture and operations of both companies that could cause the combined company to lose key employees. The success of the combined company will depend in part upon its ability to attract and retain highly skilled technical, managerial and sales and marketing personnel. The loss of key employees at any HostPro or Interland office could adversely impact HostPro's or Interland's financial results, which could have a negative impact on the operating results of the combined company after the merger. Competition for such personnel is intense. After the merger, the combined company may not be able to hire or retain the necessary personnel to complete the integration process and implement its business strategy. In addition, the combined company may need to pay higher compensation for employees than it currently expects.

If members of HostPro's or Interland's management leave, the potential benefits of the merger may not be realized and could adversely affect our operating results. The combined company will be managed by top executives from Micron Electronics, HostPro and Interland. Success of the merger will depend, in significant part, on the continued services of HostPro's and Interland's senior management personnel and of its key technical and sales personnel. We experience strong competition for these personnel in the Web hosting industry, and both Interland and HostPro have lost some senior management and sales management personnel to competitors. If members of the combined company's anticipated management were to terminate their employment with HostPro or Interland, the ability of the combined company to manage its business and workforce after the merger would be harmed and its operations could be disrupted, and the benefits that the combined company anticipates from the merger could be prevented or deferred. While Micron Electronics and Interland have employment agreements with some members of their senior management, they cannot assure you that any incentives included as part of these agreements will be sufficient to retain these employees.

Failure to complete the merger with Interland could harm our stock price and our future business and operations. The merger is subject to several closing conditions, including approval by Interland's and Micron Electronics' shareholders, and we cannot assure you that the merger will be successfully completed. In the event that the merger is not successfully completed, we may be subject to a number of material risks, including the following:

     . we may be required to pay Interland a termination fee of up to $3.5 million, if Interland or Micron Electronics terminates the merger agreement because our shareholders have not approved the proposals to be voted upon by them at our special meeting ;

     . the trading price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed; and

     . costs associated to the proposed merger, such as legal, accounting and financial advisory fees must be paid by us, even if the merger is not completed.

If the merger is not completed, we may be unable to restore the status of our business as it existed prior to the announcement of the merger.

HostPro customers may react adversely to our plans to change the name of our Web hosting business and the Company to "Interland, Inc." In connection with the planned merger with Interland, we intend to change the name of our Web hosting business and the Company to "Interland, Inc." To the extent that existing customers of HostPro identify with the "HostPro" brand name or do not identify with the "Interland" brand name, those customers could choose to terminate their relationships with HostPro. A significant loss of customers could adversely affect the operating results of the combined company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

We use the U.S. Dollar as our functional currency. Aggregate transaction gains and losses included in the determination of net income have not been material.

Substantially all of our cash equivalents, liquid investments and a majority of our debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of May 31, 2001, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values. As a result, management believes that the market risk arising from its holdings of financial instruments is minimal.

PART II. Other Information
--------------------------

Part II.
--------

Item 1.  Legal Proceedings
--------------------------

On June 1, 2001, Plaintiff Kimberley Smith filed a Complaint and Demand for Jury Trial in the U.S. District Court for Idaho alleging violations of the Fair Labor Standards Act ("FLSA"), in particular alleged failures to pay non-exempt employees overtime for hours worked in excess of 40 in a week as well as other alleged violations of the FLSA and state wage and hour laws. On June 8, 2001, an Amended Complaint and Demand for Jury Trial was filed by Plaintiff Smith in which an additional individual, Plaintiff Michael Hinckley, joined. Ms. Smith and Mr. Hinckley seek individual damages and class certification and relief as well as injunctive relief, prejudgment interest and attorneys' fees and costs. Thus far, twenty-eight additional, mostly former employees have filed written notice of consents seeking to join in the action. The Company filed an answer to the Complaint on June 29, 2001, and is defending the matter. The claim is currently in its early stages and we are therefore unable to estimate total expenses, possible loss or range of losses that may ultimately be connected with this matter.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------


     (a) The following are filed as a part of this report:

     Exhibit        Description
     -------        -----------

     2.05 Membership Interest Purchase Agreement, dated as of April 30, 2001, by and between the Registrant and GTG PC Holdings, LLC. (1)

     2.06 First Amendment to Membership Interest Purchase Agreement and Form of Contribution Agreement, dated as of May 31, 2001, by and between the Registrant and GTG PC Holdings, LLC. (2)

     10.87          Amended Retention Agreement between Micron Electronics, Inc.
                    and Steve Arnold, dated as of April 7, 2001.

     10.88 Retention Agreement between Micron Electronics, Inc. and Jeff Moeser, dated as of February 23, 2001.

     10.89          Micron Electronics 2001 Equity Incentive Plan.

     10.90 Operating lease for property located at 3250 Wilshire Blvd., Los Angeles, CA, dated as of March 16, 1998.

     10.91 Operating lease for property located at 3250 Wilshire Blvd., Los Angeles, CA, dated as of March 19, 1999.

     10.92 Operating lease for property located at 1450 Eagle Flight Way, Boise, ID, dated as of January 7, 2000.

     10.93 Operating lease for property located at 3326 160th Avenue SE, Bellevue, WA, dated as of December 16, 1999.

     (b) Reports on Form 8-K:

     On April 10, 2001, the Company filed a report on Form 8-K, which described, under Item 5, certain aspects of the Agreement and Plan of Merger with Interland, Inc.

     On April 10, 2001, the Company filed a report on Form 8-K, which described, under Item 5, certain aspects of the Purchase Agreement for the sale of the SpecTek business to Micron Technology, Inc.

     On April 20, 2001, the Company filed a report on Form 8-K, which described, under Item 2, certain aspects of the Purchase Agreement for the sale of the SpecTek business and included, under Item 7, certain pro forma financial information regarding the SpecTek business.


--------------------
     (1) Incorporated by reference herein from exhibit 2.01 to MEI's Current Report on Form 8-K, filed June 13, 2001, with respect to the completion of the sale of the PC Systems business to GTG PC Holdings, LLC.

     (2) Incorporated by reference herein from exhibit 2.02 to MEI's Current Report on Form 8-K, filed June 13, 2001, with respect to the completion of the sale of the PC Systems business to GTG PC Holdings, LLC.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        Micron Electronics, Inc.
                        ---------------------------------------------------
                        (Registrant)


Dated: July 16, 2001
                        /s/  David A. Buckel
                        ---------------------------------------------------
                        David A. Buckel, Senior Vice President and
                        Chief Financial Officer (Principal Financial and Accounting Officer)