Form 10-K
period 2001-08-31
INTERLAND INC /MN/
filed 2001-11-29
CIK 854460

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

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2001

                         COMMISSION FILE NUMBER: 0-17932

                                 INTERLAND, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               MINNESOTA                                  41-1404301
     (STATE OR OTHER JURISDICTION                      (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


            303 PEACHTREE CENTER AVENUE, SUITE 500, ATLANTA, GA 30303 (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

                                 (404) 720-8301
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                    REGISTERED ON THE NASDAQ NATIONAL MARKET

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2001 was approximately $89 million.

The number of outstanding shares of the registrant's Common Stock on October 31, 2001 was 137,755,968.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant's 2001 Annual Meeting of Shareholders, to be held on April 3, 2002, are incorporated by reference into
Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

STATEMENTS CONTAINED IN THIS FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS AND ARE BEING PROVIDED IN RELIANCE UPON THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE HEREOF AND ARE BASED ON CURRENT MANAGEMENT EXPECTATIONS AND INFORMATION AVAILABLE TO THE COMPANY AS OF SUCH DATE. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT. IT IS IMPORTANT TO NOTE THAT ACTUAL RESULTS COULD DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, AND INCLUDE TREND INFORMATION. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO, THOSE IDENTIFIED IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CERTAIN FACTORS" AND IN OTHER COMPANY FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. ALL REFERENCES TO "INTERLAND" OR THE "COMPANY" IN THIS ANNUAL REPORT ON FORM 10-K MEAN INTERLAND, INC., A MINNESOTA CORPORATION, AND ALL ENTITIES OWNED OR CONTROLLED BY INTERLAND, INC., EXCEPT WHERE IT IS MADE CLEAR THAT THE TERM ONLY MEANS THE PARENT COMPANY.

GENERAL

Interland is a leading Web hosting company that offers a broad range of business-class hosting products and services, including shared and dedicated hosting services, electronic commerce and other applications hosting services, and other Web hosting-related products and services. Historically the Company had provided a variety of computer products and related services through PC Systems, its computer manufacturing business, and SpecTek, its memory products business. During fiscal 2001, the Company discontinued both its PC Systems business and SpecTek (see the footnote entitled "Discontinued Operations" to the consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K). As a result, following the disposition of these business segments, the Company is exclusively a Web hosting company.

The Company was originally established on April 7, 1995, as Micron Electronics, Inc., through the merger of three businesses: Micron Computer, Inc.; Micron Custom Manufacturing Services, Inc.; and ZEOS International, LTD. The Company's continuing operation, its Web hosting business, was formed through the acquisition and integration of five companies between 1999 and 2001. On August 2, 1999, the Company acquired 100% of the outstanding stock of NetLimited, Inc. d.b.a. "HostPro", a Los Angeles-based Web and applications hosting provider. On September 2, 1999, the Company acquired the property and equipment of Micron Internet Services, formerly a division of Micron Technology, Inc., a Boise, Idaho-based provider of nationwide dial-up and broadband Internet access, virtual private network solutions, and e-commerce services. On December 14, 1999 the Company acquired LightRealm, Inc., a Kirkland, Washington-based Web and applications hosting and Internet access company serving small- and medium-sized businesses. On March 16, 2000, the Company acquired Worldwide Internet Publishing Corporation, a Boca Raton, Florida-based Web hosting company that also served small- and medium sized businesses. On August 6, 2001, the Company acquired Interland, Inc. ("Interland-Georgia"), an Atlanta, Georgia-based Web and applications hosting company serving small- and medium-sized businesses. In connection with the acquisition of Interland-Georgia, Micron Electronics, Inc. changed its name to Interland, Inc. and its trading symbol to "INLD." The Company's principal executive offices are located at 303 Peachtree Center Avenue, Suite 500, Atlanta Georgia. The Company's telephone number is (404) 720-8301 and its Web site is located at interland.com. Information contained in the Company's Web site is not part of this annual report.

The Company's operations are reported on a fiscal basis with its fiscal year ending on August 31. All references contained herein including annual and quarterly periods are on a fiscal basis. On August 30, 2001, Micron Technology Inc. ("MTI") sold all of its shares of Interland common stock (the "Securities"), representing approximately 43% of the Company's outstanding common stock, to Micron Semiconductor Products, Inc. ("MSP"), a wholly subsidiary of MTI. Also on August 30, 2001, MSP donated all of the Securities to Micron Technology Foundation, Inc. (the "Foundation"). As of August 31, 2001, the Foundation owned approximately 43% of the Company's outstanding common stock.

CORPORATE STRATEGY

Interland's strategic objective is to be the leading provider of standardized Web hosting products and services to small- and medium-sized businesses. The Company intends to profitably serve its target market by achieving scale and efficiency in its operations. Interland believes the most profitable segment of the Web hosting market is serving small- and medium-sized businesses ("SMBs"). This market is large, growing rapidly, and may be served with standardized products and services. Standardization of products and services permit the use of standardized processes, and of a higher degree of automation in many areas of operation, including the sales process. This approach stands in sharp contrast to that of many competitors that focus on providing labor-intensive, customized solutions to larger enterprises. By delivering business-class Web hosting solutions for SMBs in a scalable and efficient manner, Interland believes that it can offer better value to its customers, leading to growing market share and profits. On the other hand, certain aspects of the SMB market present substantial challenges and risks. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors -Interland's target market presents substantial risks."

The primary goal of the merger of Micron Electronics and Interland-Georgia was to create a new company with much greater scale. In order to maximize the benefits of its new size, the Company has undergone a rigorous merger integration process. This process has resulted in the identification and implementation of numerous cost synergies, greatly enhancing the Company's operational efficiency prospects. As a result of its integration progress, the Company has accelerated its profitability targets, recently announcing that it expects its ongoing operations to be free cash flow positive by the end of fiscal 2002. To further accelerate its profitability objectives, the Company has embarked on an effort to acquire and integrate Web hosting accounts from competitors. The Company believes that such acquired accounts, added to internal account growth, will permit the Company to spread its fixed costs over a larger base, and to derive a greater percentage of profit from incremental revenues.

Finally, the Company enjoys a strong financial position with low debt, a substantial cash balance and, as a result, a business model that is not expected to require additional capital. This advantage over most of its competitors should enable the Company to reach its strategic and financial objectives.

PRODUCTS AND SERVICES

Interland offers an integrated suite of Web and applications hosting and related business services designed to specifically address the needs of small- and medium-sized businesses. These services include:

-    Shared hosting;

-    Dedicated hosting and managed services;

-    E-commerce and other applications hosting services; and

-    Other Web hosting-related products and services.

Most of the Company's hosting revenues are generated from recurring monthly fees. The remainder is derived from one-time setup fees for installation. The Company sells its services under agreements having terms of one to 24 months. The Company commonly sells its services under agreements having terms of one to 24 months, but provide that the customer may nonetheless cancel during an initial thirty-day "trial period". During fiscal 2001, from ongoing operations, the Company derived 74.8% of its revenues from hosting and other hosting-related services. The balance of the revenues was generated primarily by equipment sales and connectivity services.

In June 2001, the Company sold substantially all of its consumer dial-up accounts for $3.8 million. Revenues from these accounts were approximately 8.2% of total revenues for fiscal 2001.

Shared hosting

Shared hosting services range from entry-level starter packages to business e-commerce shared Web hosting products. Interland's shared hosting packages minimize the cost for customers by providing hosting services for multiple customers on a single shared server, spreading the cost of the service over many users. Starter packages are designed for Web sites with relatively low volumes of traffic and provide a Web presence at minimal cost. The Company's products are scalable solutions that make it simple to upgrade to more full-featured services. The majority of the Company's customers currently use its shared hosting services.

Interland's services feature easy-to-use control panels and extensive online documentation that allow customers to easily control their own applications. Business e-commerce packages feature important e-commerce services including Secure Socket Layer encryption for e-commerce transactions, shopping carts and database technology to conduct product and service sales online. Through the Company's other business relationships, its customers can also obtain merchant account and online payment processing services.

During fiscal 2001, the Company introduced a new shared hosting product, Freedom, which offers features and benefits, including a significantly expanded ability for the customer to administer the server, which until now have only been available on more expensive dedicated hosting products. Freedom is an example of virtual private server technology, which allows account administrators to have virtual root access in a shared server environment. In addition, Freedom features include the ability to host multiple Web sites, configure multiple shell users, unlimited e-mail accounts, Microsoft Web development tools, and e-commerce capabilities.

Dedicated hosting

In contrast to a shared hosting environment, which hosts multiple customers on one server, dedicated hosting employs one or more servers dedicated to a single customer. Dedicated hosting provides a customer with increased performance, server access, the ability to use custom applications, greater security and higher levels of technical support. Interland provides both managed and unmanaged dedicated services. For dedicated managed hosting services, the Company monitors, administers and trouble-shoots the software that operates the client server. For unmanaged dedicated hosting services, the customer administers the server remotely, with the Company providing the hardware monitoring and network and hardware support. Dedicated hosting services are targeted for Web sites that generally require sophisticated databases for critical application needs or typically experience high user traffic volumes. The Company's managed services are targeted to those who need the complex services required for mission-critical Web sites, but do not want to administer their own server. The dedicated services come with proprietary control panel technology, which enables customers to setup and maintain Web sites on the server.

Interland offers dedicated Web hosting services for major computer platforms, including Microsoft NT, Windows and Linux.

E-commerce and other applications hosting services

Interland's applications hosting services allow customers to outsource to it the deployment, configuration, hosting, management and support of various software applications. The Company's applications hosting services allow customers to deploy a software application more quickly and with reduced up-front costs. In addition, many small- and medium-sized businesses do not have the internal technical resources to support multiple software applications. The Company therefore believes that outsourcing these functions to it is a desirable and increasingly preferred alternative for these businesses. The types of applications the Company hosts for customers include collaboration tools, business tools, mail-service tools and e-commerce applications. Currently, the applications the Company hosts consist mainly of Microsoft Exchange Server, Office Server Extension and various e-commerce and security products.

Other Web hosting-related products and services

Interland also provides other complementary products and services including domain name registration, Web site design, technical consulting and Web site marketing tools. The Company believes these value-added products and services will enable it to provide its customers with a single vendor with the necessary tools to create, host and maintain a successful Web presence. The Company believes that the outsourcing of these functions is a desirable and increasingly preferred alternative for small- and medium-sized businesses.

SALES AND MARKETING

Interland utilizes multiple sales and distribution channels in an effort to maximize its market share. These channels include direct sales through both sales professionals and online sales, indirect sales through reseller and private-label arrangements, and other channels.

Direct sales

Direct sales efforts are carried out by in-bound and out-bound sales professionals, located in Atlanta, Georgia.

     In-bound sales force

     Interland's in-bound sales force responds to incoming inquiries about products and services generated by Web, direct mail, advertising and business referrals. The Company's sales force is trained in a relationship selling approach that allows them to assess the hosting needs of customers and to recommend the appropriate solutions. This methodology gives customers a one-on-one consulting relationship with a sales professional in which the specific needs of the customer are appropriately addressed. The Company has 33 in-bound sales representatives.

     Out-bound sales force

     Interland's out-bound sales force generates new business through telemarketing, direct mail and Internet contact. The Company has 10 out-bound sales representatives.

     In addition to initial training, every sales specialist attends on-going weekly training sessions to enhance product knowledge and selling skills. Training is also performed through an on-demand web-based training tool. This emphasis on training ensures that all sales personnel are proficient with regards to technological advances and the latest service offerings.

     Online sales

     The Company's Internet marketing sales programs offer an automated online sales interface to potential customers. This enables customers to purchase services at any time directly from Interland's Web site without the intervention of Company personnel.

Indirect sales

Indirect sales efforts are carried out through resellers and private-label relationships and other channels.

     Resellers and private label relationships

     Interland currently has a network of more than 3,000 resellers, large channel and private-label relationship partners, including system integrators, value-added hardware and software resellers, Web developers, Web consulting companies and Internet service providers. These resellers allow the Company to reach a larger customer audience cost effectively.

     Other sales and distribution channels

     Interland also pursues sales through a number of other indirect channels, including Internet marketing, customer referrals and industry referrals.

     Internet marketing

     A portion of Interland's new customers come from online sales referred to the Company's Web site through the Company's online advertising efforts and from its marketing partners' Web sites.

     Customer referrals

     Interland considers customer referrals an excellent source of new customers. Many new customers have come to the Company through referrals from other customers who have had a good relationship with the Company. The Company rewards its customers for these referrals with discounts on their services.

     Industry referrals

     Interland has received many referral customers from other providers of Internet related services, including Web designers and other Internet industry professionals. These other service providers who work with the Company on a regular basis have experience with and knowledge of the Company's services that make them a valuable source of new customers.

Marketing

Interland markets its products and services through a variety of means, including its Web sites, print advertising in Internet-related trade publications and other periodicals, direct mail campaigns and online advertising. Other marketing activities include participation in industry events and affiliate relationships, including cooperative marketing with related services.

KEY STRATEGIC RELATIONSHIPS

Interland has established and intends to continue to forge strategic relationships with leading technology providers, including major software, hardware, development and Internet marketing organizations, to enhance its products and services. These relationships enable the Company to more quickly gain access to innovative technologies, to provide more creative solutions for its customers and to allow it to offer its customers resources that would otherwise be prohibitively expensive for them to acquire. The Company is also able to build upon the research, development and expertise of these companies in developing and launching new products. The Company believes that these relationships will enable it to continue to provide its customers with the necessary tools to create, host and maintain a successful Web presence and to have access to sophisticated e-commerce and applications solutions. These relationships also provide the Company with opportunities to market to customers to which it might not otherwise have access.

Microsoft Corporation

Interland is a Microsoft Certified Solution Partner and is currently engaged in several initiatives with Microsoft, including a development, license and co-marketing agreement. The Company has agreed to develop software and related materials that will enable the installation of packaged hosted service on Microsoft's Windows 2000 and NT platforms and has granted Microsoft a perpetual, irrevocable license to the software. The Company will pay Microsoft five percent of the total gross revenues that it receives from licensing or otherwise exploiting the software for five years following Microsoft's acceptance of the software. In return, Microsoft provides the Company with an opportunity to be involved in beta programs and training initiatives for Microsoft's IIS program and the Windows 2000 and Exchange Server products. The agreement will continue until terminated by either party for cause or by Microsoft if the Company fails to deliver the software or related documentation. The Company has entered into an updated application services agreement that revises the framework under which it can obtain and license various Microsoft products. The updated agreement governs the Company's use of Exchange Server, Office Server Extension and other products in its hosting operations and requires the

Company to include particular licensing terms in its sub-licenses to end-users. Under the agreement, the Company pays Microsoft on a per-processor or unique-individual-user basis for each of the covered products. The agreement has a term of two years, and expires on January 31, 2003.

VeriSign

Interland has a strategic alliance with VeriSign, a leading Internet trust authority. Through a Premier Program agreement, the Company utilizes VeriSign's domain name registration, secure socket layer digital certificate and secure payment processing services. This relationship provides the Company with the ability to license access to VeriSign's domain name record servers and registry database. VeriSign promotes the Company as a preferred hosting partner, and in return the Company uses VeriSign as its exclusive registrar of generic top-level domain names. The Company pays for domain name registration services through a wholesale cost model and can offer domain name registration services for a period of up to ten years. The term of the agreement is four years through March 13, 2004 and will renew automatically for one-year terms.

Verizon

Interland has entered into business relationship with Verizon, a leading provider of communications and information services. The business relationship consists of a marketing channel relationship and a service provider relationship. Under the marketing channel relationship, the Company jointly markets with Verizon and promotes a co-branded version of its products and services to some of Verizon's customers. In return for Verizon's identification of customers, the Company will pay Verizon a percentage of revenues received under the marketing channel relationship. Under the service provider relationship, Verizon has the right to market and sell a co-branded version of the Company's products and services to its business customers. The term of the business relationship is three years through July 4, 2003 for the marketing channel relationship and through October 9, 2003 for the service provider relationship and each automatically renews for successive three-year terms. As part of the marketing channel relationship, Verizon and the Company have committed a total of $6.0 million toward marketing efforts over the remaining term of the agreement.

CUSTOMERS

Interland typically provides hosting services directly to end-user business customers. The Company also provides hosting services to Web developers, Web consulting firms and other organizations that bundle the Company's services with their own products or services for sale to their end-user customers. As of August 31, 2001, the Company hosted more than 300,000 paid Web sites.

NETWORK INFRASTRUCTURE, TECHNOLOGY AND OPERATIONS

To provide a secure and reliable hosting environment, Interland has constructed a managed infrastructure, consisting of data centers, a redundant Internet communications backbone, enterprise management software and an advanced network. The Company's primary data centers are located in Atlanta, Georgia and Los Angeles, California; with additional facilities located in Seattle, Washington and Boise, Idaho.

Data centers

The data centers include:

        - state-of-the-art network operations centers that are managed and monitored 24 hours per day, every day of the year;

        -   monitoring of all critical systems;

        -   redundant network hardware;

        -   parallel-redundant backup power generators;

        -   fire suppression systems;

        - cooling systems that include independent full-grade mechanical systems;

        - security, including security guards and video monitoring and entry restriction via access devices; and

        -   multiple tier-1 backbones providing Internet connectivity.

Proprietary technology

Interland has developed various proprietary technologies that are designed to allow customers to order, change and manage their Web hosting accounts easily regardless of their level of technical expertise. Proprietary technologies also enable the Company to automate a number of back-end functions and processes. For example, the Company's provisioning system allows a sales order to be ready for customer use automatically within minutes of its entry. The Company's administration page technology lets customers modify their Web sites from the Internet without having to contact the Company's support staff. This technology provides the Company with the opportunity to achieve greater operational efficiencies and allows the customer to change passwords, protect specific directories, and to create database sources without the assistance of the Company's technical support staff.

Network operations centers

Interland monitors its network operations 24 hours a day, every day of the year with technical experts in Windows 2000 and NT and Linux operating platforms. The network operations center personnel monitor each piece of equipment, including routers, switches and servers, as well as all Internet and communication connections. The systems used in the network operations centers are designed to allow its systems engineers and administrators and support staff to be promptly alerted to problems, and the Company has documented procedures for rapidly resolving technical problems that arise.

INTERNATIONAL REVENUES

Interland's international revenues totaled $10.6 million, $3.1 million, and $0.0 million in 2001, 2000 and 1999, respectively. International revenues are denominated in U.S. dollars. These amounts represent revenues from international customers generated and supported in the U.S.

COMPETITION

Interland believes that the primary competitive factors in the mass market segment of the hosting market include features, customer service, ease of use and price. At the higher end of the market, reliability and technical expertise tend to drive the purchasing decision. Although the market is intensely competitive, the Company believes that it compares favorably with its competition on these factors.

Current and potential competitors in the market include Web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, large information technology firms that provide a wide array of information technology services and computer hardware suppliers. The Company's competitors may operate in one or more of these areas and include companies such as XO Communications and Verio. In addition, large companies such as AT&T, Sprint and WorldCom have entered or indicated their intent to enter into one or more of these markets.

INTELLECTUAL PROPERTY

Interland relies on a combination of laws (including patent, copyright, trademark, service mark and trade secret laws) and contractual restrictions to establish and protect proprietary rights in its services. As of August 31, 2001, the Company owned one issued U.S. patent and had 33 patent applications on file. Interland has entered into confidentiality and other agreements with its employees and contractors, including agreements in which the employees and contractors assign their rights in inventions to it. It has also entered into nondisclosure agreements with its suppliers, distributors and some customers in order to limit access to and disclosure of its proprietary information. Nonetheless, neither the intellectual property laws nor contractual arrangements, nor any of the other steps the Company has taken to protect its intellectual property can ensure that others will not use its technology, or that others will not develop similar technologies.

Interland licenses or leases many technologies used in its Internet application services. The Company expects that it and its customers increasingly will be subject to third-party infringement claims as the number of Web sites and third-party service providers for Web-based businesses grows. Although the Company does not believe that its technologies or services otherwise infringe the proprietary rights of any third parties, the Company cannot be sure that third parties will not assert claims against it in the future or that these claims will not be successful. Although it has discontinued operations as a manufacturer of personal computers in the electronics industry, the Company is nonetheless subject to litigation arising from its past activities. It is not uncommon in the electronics industry for patent, trademark and other intellectual property rights claims to be asserted against companies, including component suppliers and personal computer manufacturers. Periodically, the Company is made aware that technology it has used in these discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operations' products or processes, it may be legally liable to the owner of such intellectual property. Moreover, even in those instances where the Company is justified in denying claims that it has infringed on the intellectual property rights of others, it may nonetheless be forced to defend legal actions taken against the Company relating to allegedly protected technology, and such legal actions may require the Company to expend substantial funds. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors -- Interland faces risks relating to existing litigation."

GOVERNMENT REGULATION

Interland is not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. This could change in the future - see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors -- Interland's business may be impacted by government regulation and legal uncertainties."

EMPLOYEES

As of November 9, 2001, Interland employed approximately 761 employees. All of the Company's employees are located in the United States, and none are represented by a labor organization with respect to their employment by the Company. As of November 9, 2001, the Company has never had an organized work stoppage and it considers its employee relations to be satisfactory.

ENVIRONMENTAL REGULATIONS

Some risks of costs and liabilities related to environmental matters have been inherent in the Company's discontinued operations, as with many similar businesses, and its operations are subject to certain federal, state and local environmental regulatory requirements relating to environmental and waste management. In connection with the Company's discontinued operations, it periodically generated and handled limited amounts of materials that were considered hazardous waste under applicable law. The Company contracted for the off-site disposal of these materials. The Company believes it has operated in compliance with applicable environmental regulations.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The executive officers and directors of Interland and their ages as of November 9, 2001, are as follows:

Name                              Age       Position
----                              ---       --------
Joel J. Kocher                     45       Chairman of the Board of Directors, President and Chief Executive Officer
Kenneth Gavranovic                 31       Vice Chairman and Chief Technology Officer
David A. Buckel                    40       Senior Vice President and Chief Financial Officer
Mark Alexander                     36       Senior Vice President of Sales and Marketing
Nick Farsi                         48       Senior Vice President and Chief Information Officer
Savino R. "Sid" Ferrales           51       Senior Vice President, Chief Human Resources Officer
Garrett Mullins                    43       Vice President of Sales
Cliff C. Luckey                    42       Vice President of Engineering and Data Center Operations
Allen L. Shulman                   53       Vice President and General Counsel
Barbara A. Gibson                  39       Vice President of Public Relations
Gregg A. Mockenhaupt               32       Director
John B. Balousek                   56       Director
Robert Lee                         53       Director
Robert T. Slezak                   43       Director

JOEL J. KOCHER is Chairman and Chief Executive Officer. He joined the Company in January 1998 as President, Chief Operating Officer, and Director, and was appointed Chairman and Chief Executive Officer in June 1998. Prior to joining the Company, he served as Executive Vice President and then Chief Executive Officer of Artistsoft, Inc., a computer networking and telephony company, from August 1997 to January 1998. From December 1996 until August 1997, Mr. Kocher served as President and Chief Operating Officer at Power Computing Corporation, a personal computer company. Prior to that time, he served as President of Worldwide Marketing, Sales and Service at Dell Computer Corporation from 1987 to 1994.

KENNETH GAVRANOVIC has served as Chief Technology Officer and Vice-Chairman of the Board of Directors since August 2001. Previously, Mr. Gavranovic co-founded Interland-Georgia in September 1997 and served as its Chief Executive Officer from December 1999 to August 2001, President from December 1999 to January 2001 and Chairman of the Board of Directors from March 2000 to July 2001. From 1995 to 1997, Mr. Gavranovic served as Vice President of Worldwide Internet Publishing Corporation, a Web hosting company that he co-founded. From 1992 to 1994, Mr. Gavranovic founded and served as Vice President of Interactive Media Solutions, a telecommunications software company.

DAVID A. BUCKEL has served as Senior Vice President and Chief Financial Officer since June 2001, prior to which he had served as Vice President of Corporate Development of HostPro, Inc. since March 2001. Prior to joining the Company, Mr. Buckel worked at

Applied Theory, Inc. from July 1995 to March 2001, and served as their Senior Vice President and Chief Financial Officer from December 1998. From 1987 to 1995, he worked as Operations Controller for Suit-Kote Corp., a road construction company. Mr. Buckel has an MBA from Syracuse University with a concentration in finance and operations management.

MARK ALEXANDER has served as Senior Vice President of Sales and Marketing since August 2001. Mr. Alexander served as Senior Vice President of Sales, Marketing and Business Development for Interland-Georgia from April 2000 to August 2001. From October 1998 to April 2000, he served as the Vice President of Marketing and as the Executive Director of Marketing of International Division of BellSouth Corporation. Before joining BellSouth, he was employed by Scientific-Atlanta from August 1994 to October 1998 as the Managing Director of the Asia Pacific region and as the Regional Sales Director of the Europe, Middle East and Africa region. Mr. Alexander received a Bachelor of Science in management from the Georgia Institute of Technology and an MBA from Emory University.

NICK FARSI has served as Senior Vice President and Chief Information Officer since August 2001. Mr. Farsi served as Senior Vice President and Chief Information Officer for Interland-Georgia from September 2000 to August 2001. From March 2000 to September 2000, he served as the Chief Information Officer of Avana Communication, an internet service provider. From 1994 to March 2000, Mr. Farsi served as Senior Director of Information Technology for BellSouth Cellular Corporation. In 1979, he started his information technology career as a computer programmer with Federated Systems Group, a subsidiary of Federated Department Stores, and from 1991 to 1994 served as Divisional Vice President of Application Development. Mr. Farsi received his Bachelor of Science in business administration from the Citadel, Military College of South Carolina.

SAVINO R. "SID" FERRALES has served as Senior Vice President and Chief Human Resources Officer since February 1998. From December 1997 to January 1998, Mr. Ferrales performed human resource consulting work for Micron Electronics, Inc. Prior to that, he served as Vice President of Human Resources at Power Computing Corporation from March 1997 to November 1997. From June 1995 to February 1997, Mr. Ferrales served as Vice-President, Worldwide Human Resources, for Digital Equipment Corporation. From June 1994 to June 1995, he was a principal in OMC Group, a human resources consulting firm. From January 1989 to June 1994, he served as Vice President of Human Resources at Dell Computer Corporation. He has over twenty-five years experience in human resources and organization development with several high technology companies, including more than ten years at Motorola, Inc. He holds a Bachelor of Arts in sociology from Southwest Texas State University, as well as a Master's degree specializing in counseling.

GARRETT MULLINS has served as Vice President of Sales since March 2001. He served as Vice President of Operations, Western region for Covad Communications, Inc. from December 1999 to March 2001. Mr. Mullins served as Senior Vice president for Sales and Member Services of Autoweb.com, Inc., an Internet automobile retailer, from January 1999 to December 1999. From January 1996 to January 1999, he served as Vice President of Technology Business Unit Operations for Teletech Teleservices, Inc., a customer relationship management services provider. Mr. Mullins has 20 years of senior-level experience in operations and sales with field and staff operations, corporate sales, business development and large call center deployment. He received his education from Auburn University with a Bachelor of Science in political science and pre-law.

CLIFF C. LUCKEY has served as Vice President of Engineering and Data Center Operations since August 2001, prior to which he had served as Vice President of Engineering and Chief Technology Officer for HostPro, Inc. since September 2000. From August 1999 to September 2000, he was Vice President of Internet Solutions and Chief Technology Officer for Aperian, Inc., an application service provider. From September 1995 to August 1999, Mr. Luckey held senior positions at GTE including Director of the Enterprise Management Center. In addition, he has had extensive experience in various technical positions while at Computer Science Corporation and IBM.

ALLEN L. SHULMAN has served as Vice President and General Counsel since November 2001. Mr. Shulman served as General Counsel of CheckFree Corporation from May 1997 until October 2001 and additionally as Chief Financial Officer from August 1998 to June 2000. From 1983 to 1996, Mr. Shulman held a number of executive positions with United Refrigerated Services, Inc., including Chief Operating Officer, Chief Financial Officer, and General Counsel. From 1976 to 1983 he was in private law practice in New Jersey and in Chicago.

BARBARA A. GIBSON has served as Vice President of Public Relations since February 2000. From November 1997 to February 2000, she worked for MCI WorldCom, first as Regional Manager of Public Policy Communications, then as Director of Corporate Communications. From May 1994 to November 1997, Ms. Gibson was the principle of M. Power Communications, a public relations firm. Her experience also includes various leadership roles with companies including WMFE-TV/FM, Greater Orlando Chamber of Commerce, Harcourt Brace Jovanovich, Southwestern Bell Telephone and Holder by Associates Advertising. Ms. Gibson has more than 18 years of experience in senior-level communications with extensive experience in public affairs, public relations, corporate communications, advertising and marketing. Ms. Gibson completed her education at the Oklahoma City University with a Bachelor of Arts, mass communications, advertising and public relations. She holds the professional designation of Accredited Business Communicator from the International Association of Business Communicators.

GREGG A. MOCKENHAUPT has served as a member of the Board of Directors since August 2001. Prior to joining the Company, Mr. Mockenhaupt served as a Director of Interland-Georgia from December 1999 to August 2001. He has been employed by Crest Communications Holdings, LLC, a private investment firm and a provider of strategic and financial advisory services to the communications industry, since March 1996, and from mid-1998, has served as a Managing Director. Mr. Mockenhaupt also currently serves as a Director of several private companies in the communications technology industry. From 1994 to March 1996, Mr. Mockenhaupt served as an Associate in the Mergers & Acquisitions Group of Smith Barney Inc.

JOHN B. BALOUSEK has served as a member of the Board of Directors since August 1999. He currently serves as a Director on the boards of Geoworks Corporation and several privately held firms. From 1998 to 1999, Mr. Balousek served as Executive Vice President and a founder of PhotoAlley.com, a San-Francisco-based start-up company providing electronic commerce services. He served as Chairman and CEO of True North Technologies, a digital and interactive services company of True North Communications, parent company of Foote Cone & Belding Communications, Inc., a global advertising and communications company, from March to July 1996. Mr. Balousek continued to serve as a Director of True North Communications until January 1997. From 1991 to February 1996, Mr. Balousek served as President, Chief Operating Officer and Director of Foote Cone & Belding Communications.

ROBERT LEE has served as a member on the Board of Directors since April 1999. He is currently also a Director on the boards of CIDCO and iAsiaWorks, both publicly held companies, as well as several privately held firms. From 1995 to May 1998, Mr. Lee served as President of Business Communications Services for Pacific Bell. Mr. Lee also served as Executive Vice President, California Market Group, for Pacific Bell from 1993 to 1995.

ROBERT T. SLEZAK has served as a member on the Board of Directors since August 2001. He currently also serves as a Director on the boards of Ameritrade, Matrix Bancorp, Inc. and BAM! Entertainment, Inc. Mr. Slezak has worked as an independent management consultant since November 1999. From 1989 to November 1999, Mr. Slezak served as Chief Financial Officer of Ameritrade Holding Corporation, managing the accounting, finance, tax, mergers and acquisitions and regulatory reporting functions of this online brokerage firm.


ITEM 2.  PROPERTIES

Interland leases several facilities which include approximately 107,000 square feet in Atlanta, Georgia, 18,000 square feet in Los Angeles, California, and 5,400 square feet in Westin, Washington. In connection with the acquisition of Interland-Georgia in August 2001, the Company adopted a restructuring plan, and as a result, is exiting approximately 250,000 square feet of office and data center facilities.

ITEM 3.  LEGAL PROCEEDINGS

On October 2, 2001, Capetronic Computer USA filed a Complaint in Dallas County, Texas Court seeking damages of approximately $2.1 million for goods purchased by the Company's PC Systems business. The Company removed the case to federal court in the Northern District of Texas, Dallas Division, and counterclaimed for legal fees owed by Capetronic for legal fees they had agreed to indemnify the Company for that were incurred on an unrelated patent lawsuit. These legal fees amounted to approximately $1.3 million. This claim is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, possible loss or range of loss that may ultimately be connected with the matter.

Interland is defending a consumer class action lawsuit filed in the Federal District Court of Minnesota based on the alleged sale of defective computers. No class has been certified in the case. The case involves a claim that the Company sold computer products with a defect that may cause errors when information is written to a floppy disk. Substantially similar lawsuits have been filed against other major computer manufacturers. The case is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, possible loss or range of loss that may ultimately be connected with the matter.

On June 1, 2001, Plaintiff Kimberley Smith filed a Complaint and Demand for Jury Trial in the U.S. District Court for Idaho alleging violations of the Fair Labor Standards Act ("FLSA") for alleged failures to pay non-exempt employees overtime for hours worked in excess of 40 in a week, as well as other alleged violations of the FLSA and state wage and hour laws. On June 8, 2001, an Amended Complaint and Demand for Jury Trial was filed by Plaintiff Smith in which an additional individual, Plaintiff Michael Hinckley, joined. Ms. Smith and Mr. Hinckley seek individual damages and class certification and relief as well as injunctive relief, prejudgment interest and attorneys' fees and costs. Thus far, forty-four additional, mostly former employees, have filed written notice of consents seeking to join in the action. The Company filed an answer to the Complaint on June 29, 2001. The Court ordered a hearing to determine whether to conditionally certify the FLSA collective action, but no trial date has been set. The case is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, possible loss or range of loss that may ultimately be connected with the matter.

The Company is party to various other legal actions arising in the normal course of business, none of which is expected to have a material adverse effect on its business, financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Interland held a Special Meeting of Shareholders on August 6, 2001, and transacted the following business:

(a) Approval of the issuance of shares of the Company's common stock, pursuant to the Agreement and Plan of Merger, dated as of March 22, 2001, among the Company, Interland-Georgia and a wholly owned subsidiary of the Company, at an exchange ratio of 0.861 shares of the Company's common stock for each outstanding share of common stock of Interland-Georgia with cash paid in lieu of any fractional shares.

      Votes For       Votes Against                Abstentions          Broker Non-votes
     ----------       -------------                -----------          ----------------
     69,398,940            462,805                    75,640              26,918,780


(b) Approval of an amendment to the Company's articles of incorporation to increase the number of authorized shares of capital stock to 200,000,000 shares and change its name to "Interland, Inc."

      Votes For       Votes Against                Abstentions          Broker Non-votes
     ----------       -------------                -----------          ----------------
     69,301,736            538,805                    96,844              26,918,780


(c)  Approval of an amendment to the Company's bylaws to:

- provide that all directors shall hold office for a period of at least two years after the closing of the merger;

- permit the removal of directors only for "cause" during the two-year period following the closing of the merger;

- effective after the expiration of the two-year period after the closing of the merger, change the term of all directors to an indefinite term, and permit their removal with or without cause; and

- authorize the Board of Directors to decrease the size of the Board in the future.

      Votes For       Votes Against                Abstentions          Broker Non-votes
     ----------       -------------                -----------          ----------------
     65,708,155            4,096,028                  133,202             26,918,780


(d)  Increase the size of the Company's Board of Directors to eight (8) members.

      Votes For       Votes Against                Abstentions          Broker Non-votes
     ----------       -------------                -----------          ----------------
     91,869,869            570,491                    84,684              4,331,121


(e)  Elect three additional directors to the Company's Board of Directors.

                            Votes For              Votes Withheld           Broker Non-votes
                            ---------              --------------           ----------------
Kenneth Gavranovic         91,374,732                 1,150,312                 4,331,121
Gregg A. Mockenhaupt       92,082,952                   442,092                 4,331,121
Robert T. Slezak           92,080,181                   444,863                 4,331,121


At the time of the Special Meeting of Shareholders, the continuing members of the Board of Directors were Joel J. Kocher, John B. Balousek, Robert Lee, Robert
A. Lothrop and Steven R. Appleton. On November 9, 2001, Robert A. Lothrop and Steven R. Appleton resigned from their positions on the Board of Directors.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Interland's common stock trades on the NASDAQ National Market under the symbol "INLD." Prior to August 7, 2001, the Company's stock traded under the symbol "MUEI" on the NASDAQ National Market. The following table shows for the fiscal periods indicated the high and low sales prices for the Company's common stock, as reported by the NASDAQ National Market:

                                                      High     Low
                                                      ----     ---
                   2001         Fourth Quarter      $ 1.84    $1.11
                                Third Quarter         4.00     1.50
                                Second Quarter        5.00     3.03
                                First Quarter        14.44     5.25

                   2000         Fourth Quarter      $14.44    $9.19
                                Third Quarter        20.69     8.19
                                Second Quarter       13.31     9.81
                                First Quarter        13.75     9.56


HOLDERS OF RECORD

On August 31, 2001, the closing price of Interland's common stock as reported on the Nasdaq National Market was $1.56. As of August 31, 2001, there were approximately 2,774 shareholders of record.

DIVIDENDS

Interland has not declared or paid any cash dividend and does not foresee paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA (In thousands)

The following selected historical consolidated statements of income data for the years ended August 31, 2001, August 31, 2000 and September 2, 1999 and the historical consolidated balance sheet data as of August 31, 2001 and 2000 have been derived from the Company's audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The Company has disposed of its PC Systems and SpecTek business segments, which are reported separately as discontinued operations. See the note entitled "Discontinued Operations" in the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statement of income data below reflects the results of the Company's continuing operations, the Web hosting business.

In fiscal 2001, the Company acquired one Web and applications hosting company, in fiscal 2000, the Company acquired two Web and applications hosting companies and in fiscal 1999, the Company acquired one Web and applications hosting company and one Internet access company. These acquisitions are reflected in the consolidated financial statements as of the date of acquisition. See the note entitled "Acquisitions" in the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The information contained below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Results of operations for the periods presented are not necessarily indicative of results of operations for future periods.

                                                        2001          2000          1999         1998         1997
                                                     ----------    ----------    ----------   ----------   ----------
Statements of income data:                                                                   (unaudited)    (unaudited)

Revenues from continuing operations                  $   60,752    $   32,862    $      464   $        -   $        -
Income (loss) from continuing operations               (145,717)      (26,192)        5,187        5,081        2,733
Earnings (loss) per share, continuing operations:
     Basic                                           $    (1.46)   $    (0.27)   $     0.05   $     0.05   $     0.03
     Diluted                                              (1.46)        (0.27)         0.05         0.05         0.03
Balance sheet data:                                                                          (unaudited)    (unaudited)

Total assets                                         $  429,280    $  563,920    $  502,826   $  452,414   $  419,270
Total debt                                               39,106         1,971         9,993       14,183       18,375
Shareholders' equity                                    296,430       506,580       458,499      416,894      365,571

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Form 10-K that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding Interland's expectations of the Company's future liquidity needs, its expectations regarding the business and financial results of the combined company, its expectations regarding its future operating results including its planned increase in its revenues levels and the actions the Company expects to take in order to maintain its existing customers and expand its operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to it as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors" and in the Company's other filings with the Securities and Exchange Commission. All yearly references are to the Company's fiscal years ended August 31, 2001, August 31, 2000 or September 2, 1999 unless otherwise indicated. All quarterly references are also on a fiscal basis, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

OVERVIEW

Interland is a leading Web hosting company that offers a broad range of business-class hosting products and services, including shared and dedicated hosting services, electronic commerce and other applications hosting services, and other Web hosting-related products and services. Historically, the Company had provided a variety of computer products and related services through its PC Systems, SpecTek, and Web hosting business segments. During fiscal 2001, the Company discontinued its PC Systems business, its computer manufacturing business, and SpecTek, its memory products business. See the note entitled "Discontinued Operations" to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As a result, following the disposition of these business segments, the Company has become exclusively a Web hosting company.

The Company was originally established on April 7, 1995 as Micron Electronics, Inc. through the merger of three businesses: Micron Computer, Inc., Micron Custom Manufacturing Services, Inc. and ZEOS International, LTD. The Web hosting business, the Company's continuing operation, was formed through the acquisition and integration of five companies between 1999 and 2001. On August 2, 1999, the Company acquired 100% of the outstanding stock of NetLimited, Inc. d.b.a. "HostPro", a Web and applications hosting provider. On September 2, 1999, the Company acquired the property and equipment of Micron Internet Services, formerly a division of Micron Technology, a provider of dedicated, nationwide dial-up and broadband Internet access, virtual private network solutions and e-commerce services. On December 14, 1999, the Company acquired LightRealm, Inc. a Kirkland, Washington-based Web and applications hosting and Internet access company serving small- and medium-sized businesses. On March 16, 2000, the Company acquired Worldwide Internet Publishing Corporation, a Boca-Raton, Florida-based Web hosting company that also served small- and medium-sized businesses. On August 6, 2001, the Company acquired Interland, Inc. ("Interland-Georgia"), an Atlanta, Georgia-based provider of a broad range of Web hosting, applications hosting and other related Web-based business solutions specifically designed to meet the needs of small- and medium-sized businesses. In connection with the acquisition of Interland-Georgia, Micron Electronics, Inc. changed its name to Interland, Inc. and its trading symbol to "INLD." The Company's principal executive offices are located at 303 Peachtree Center Avenue, Suite 500, Atlanta Georgia.

Interland's business is rapidly evolving and has a limited operating history. As a result, the Company believes that period-to-period comparisons of its revenues and operating results, including our cost of revenues and other operating expenses as a percentage of total revenue, are not meaningful and should not be relied upon as indicators of future performance. The Company does not believe that its historical growth rates are an indication of future results. In addition, the Company's financial results for fiscal 2001 only reflect the integration of Interland-Georgia for 25 days.

Revenues are primarily generated by providing shared and dedicated hosting services, e-commerce and other applications hosting services, and other Web hosting-related products and services. Revenues are recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to 24 months and typically require up-front fees. These fees, including set-up fees for hosting services, are deferred and recognized ratably over the customers' expected service period.

Cost of revenues is mainly comprised of compensation and other expenses for data center and provisioning operations, Internet connectivity and other related telecommunications expense, and depreciation and amortization of capital and intangibles related to data center equipment and operations.

Interland's operating expenses consist of:

        - Sales, marketing and technical support, which is mainly comprised of compensation costs and costs associated with technical support and marketing the Company's products and services. Compensation costs include salaries and related benefits, commissions and bonuses. Marketing expenses include the costs of direct mail, advertising and other mass market programs; and

        - General and administrative, which is mainly comprised of compensation and related expenses, occupancy costs, and depreciation and amortization of capital and intangible assets related to the engineering, development and administrative functions.

The Company intends to invest heavily in sales and marketing to expand its customer base, enhance the efficiency of its infrastructure to accommodate additional customers and in development of future services. In addition, the Company intends to continue to expand and develop new sales channels and relationships. The Company's future success is dependent upon its ability to achieve profitability prior to depletion of cash reserves and to raise funds thereafter, if needed. While management currently believes that they have adequate resources to maintain planned operations for at least one year from the balance sheet date, they cannot assure you that the Company will be profitable in the future under its current Web and applications hosting model or that adequate funding will be available to allow it to continue operations subsequent to the one-year time period. The Company does not expect to generate positive cash flows from ongoing operations until the end of fiscal 2002. However, the Company's current financial forecast indicates that there are sufficient cash reserves on hand until the Company reaches positive cash flows from ongoing operations.

DISCONTINUED OPERATIONS

     PC SYSTEMS

The Company has discontinued the operations of its PC Systems business segment, which has been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC, ("GTG PC") an affiliate of the Gores Technology Group. Under the terms of the agreement, GTG PC received assets, which included $76.5 million in cash, and assumed specified liabilities of the PC Systems business. The Company retained all liabilities of the PC Systems business not assumed by GTG PC, including, for example, liabilities for taxes arising prior to the closing of the transaction, employee termination and related expenses and any contingent liabilities arising prior to the closing date. In addition, the Company has agreed for a period of three years not to compete with the PC Systems business, and for two years, to not solicit or hire prior employees of the PC Systems business. For a transition period after the closing of the purchase, the purchaser agreed to provide certain information technology, financial, telecommunications and human resources services to the Company at GTG PC's cost plus 10% during the first four months after the closing, and at its cost plus 25% for the following two months.

Through May 31, 2003, or for the applicable statute of limitations with respect to taxes and government contracts, the Company is obligated to indemnify the purchaser and affiliated entities for any breaches of the representations and warranties contained in the agreement. In addition, the Company is obligated for an indefinite period of time to indemnify the purchaser and affiliated entities for any breaches in covenants. The agreement provides that the maximum aggregate liability of the Company for indemnification under the agreement is $10.0 million.

The agreement also provides that the Company would potentially be entitled to receive, through May 31, 2003, a percentage of any proceeds in the event the PC Systems business is sold or has an initial public offering of its securities. The Company would receive a payment only after the repayment of transaction costs, repayment of debt and capital contributions, payment of specified amount of cash to GTG PC and obligations under employee incentive programs.

In fiscal 2001, the Company recognized an estimated loss on disposal of the PC Systems business of $212.2 million. Included in the loss on disposal are employee termination costs of approximately $15.4 million, of which $0.3 million is included in the accompanying consolidated Balance Sheets under "Accrued liabilities" at August 31, 2001.

     SPECTEK

The Company has discontinued the operations of its SpecTek business segment, which has been accounted for as discontinued operations in accordance with APB No. 30. Pursuant to the Amended and Restated Component Recovery Agreement (as amended, the "Component Recovery Agreement"), dated effective September 2, 1999, MTI exercised its rights to purchase the assets of the SpecTek business. On March 22, 2001, the Company entered into a Purchase Agreement (the "Purchase Agreement") to sell all assets primarily used by SpecTek and certain land, buildings and intellectual property assets to MTI. Pursuant to the terms of the Purchase Agreement, the Company transferred the land, buildings and intellectual property to MTI on March 22, 2001 and received $18 million of cash in excess of the historical cost from MTI. This amount has been recorded, net of tax, as an increase in additional paid in capital. The Company has leased back a portion of the land and buildings from MTI and has also been granted a license to use certain of the intellectual property. In addition, MTI agreed to pay the Company for the March 1, 2001 net book value of the assets used by SpecTek, less any outstanding intercompany payables. Net proceeds from the sale of the SpecTek assets under the Purchase Agreement were $39.6 million.

RESULTS OF CONTINUING OPERATIONS

The Company's consolidated financial information presents the net effect of discontinued operations separate from the results of the Company's continuing operations. Historical financial information has been reclassified to present consistently the discontinued operations, and the discussion and analysis that follows generally focuses on continuing operations. The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations:

                                                                     Fiscal year ended
                                                         AUGUST 31,       August 31,       September 2,
                                                            2001             2000             1999
                                                        ------------     ------------     ------------
Revenues                                                       100.0%           100.0%           100.0%
Cost of revenues                                                64.9             74.1             22.2
                                                        ------------     ------------     ------------
   Gross margin                                                 35.1             25.9             77.8
                                                        ------------     ------------     ------------
Operating expenses:
   Sales, marketing and technical support                       61.2             79.6             30.8
   General and administrative                                   63.0             71.9            839.2
   Goodwill amortization                                        11.2             15.0             26.1
   Other expense (income), net                                  (2.6)             1.9            310.8
   Merger, integration and restructuring costs                 184.3             --               --
                                                        ------------     ------------     ------------
     Total operating expenses                                  317.1            168.4           1206.9
Operating loss                                                (282.0)          (142.5)         (1129.1)
Loss on investments, net                                        (8.9)            (1.8)            --
Interest income, net                                            13.7             34.9           2723.1
                                                        ------------     ------------     ------------
Income (loss) from continuing operations before taxes         (277.2)          (109.4)          1594.0
Income tax benefit (provision)                                  37.3             29.7           (476.1)
                                                        ------------     ------------     ------------
Income (loss) from continuing operations                      (239.9)%          (79.7)%         1117.9%
                                                        ============     ============     ============

The loss from continuing operations for the fiscal year ended 2001 was $145.7 million, or $(1.46) per basic and diluted share, on revenues of $60.8 million, compared to a loss from continuing operations of $26.2 million, or $(0.27) per basic and diluted share, and income from continuing operations of $5.2 million, or $0.05 per basic and diluted share, for the fiscal years ended 2000 and 1999, respectively. The results of continuing operations in fiscal 2001 include the operating activities of Interland-Georgia from August 6, 2001, and fiscal 1999 include the operating activities of NetLimited, Inc. for one month, the period from the date of acquisition to the end of the fiscal year. Additionally, in fiscal 1999, net income from continuing operations resulted primarily from the interest income from corporate cash, cash equivalents and liquid investments, partially offset by general corporate expenses not directly attributable to the discontinued operations.

REVENUES

                                       Fiscal year ended
                           August 31,      August 31,     September 2,
                              2001            2000            1999
                          ------------    ------------    ------------
(Amounts in thousands)

Hosting revenue           $     42,576    $     18,555    $        464
Other revenue                   18,176          14,307              --
                          ------------    ------------    ------------
Total revenues            $     60,752    $     32,862    $        464
                          ============    ============    ============

COMPARISON OF THE YEARS ENDED AUGUST 31, 2001, AUGUST 31, 2000 AND SEPTEMBER 2, 1999

     REVENUES

Total revenues increased 84.9% to $60.8 million during fiscal 2001 from $32.9 million in fiscal 2000 and $0.4 million in fiscal 1999. In addition, the Company's financial results for fiscal 2001 only reflect the integration of Interland-Georgia for 25 days.

Hosting revenues increased 129.5% to $42.6 million during fiscal 2001 from $18.6 million in fiscal 2000 and $.4 million in fiscal 1999. Hosting revenues are comprised of shared and dedicated hosting services and domain name registrations. The growth in hosting revenues has been driven by new customer growth, acquisitions, and upgrading existing customers.

Other revenues increased 27.0% to $18.2 million during fiscal 2001 from $14.3 million in fiscal 2000 and $0.0 million in fiscal 1999. Other revenues are comprised of e-commerce and other applications hosting services, other Web hosting-related products and services, internet connectivity fees and equipment sales to customers. In June 2001, substantially all of the consumer dial-up accounts were sold, and the Company's strategy moved away from the sale of hardware. The sale of these accounts and the change in strategy is not expected to have a substantial impact on future operating income.

The Company maintained over 300,000 paid hosted Web sites at the end of fiscal 2001, compared to 114,000 paid hosted Web sites at the end of fiscal 2000.

     COST OF REVENUES

Cost of revenues increased 62.0% to $39.4 million during 2001 from $24.3 million in fiscal 2000 and $.1 million in fiscal 1999. During fiscal 2001, the increase in cost of revenues was primarily related to depreciation relating to data center build-outs and equipment purchases, telecommunications and Internet access costs, the cost of equipment sold to customers, technical personnel costs and rent. The Company's cost of revenues as a percentage of revenues decreased to 64.9% during fiscal 2001 from 74.1% in fiscal 2000 and 22.2% in fiscal 1999. The Company anticipates that costs of revenues will increase in absolute dollars, but decline as a percentage of revenues as the Company continues to grow, and execute its strategy to achieve a more cost-effective scale of operations.

OPERATING EXPENSES

     SALES, MARKETING AND TECHNICAL SUPPORT

Sales, marketing and technical support expenses increased 42.2% to $37.2 million during fiscal 2001 from $26.2 million in fiscal 2000 and $.1 million in fiscal 1999. The increase in sales, marketing and technical support expenses during fiscal 2001 was primarily related to increased outsourced telemarketing costs and sales and technical support personnel costs, offset partially by a reduction in advertising costs. Technical support costs were $11.3 million, $4.9 million and $0.1 million during fiscal 2001, 2000, and 1999, respectively.

     GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 62.0% to $38.3 million during fiscal 2001 from $23.6 million in fiscal 2000 and $3.9 million in fiscal 1999. The increase in general and administrative expenses during fiscal 2001 was primarily related to engineering, development, general and administrative personnel costs, depreciation, bad debt expenses, consulting fees, rent and intangible amortization.

     GOODWILL AMORTIZATION

Goodwill amortization increased during fiscal 2001 and 2000 as a result of the acquisitions of the Web and applications hosting companies that occurred starting in August 1999. SFAS No. 142 requires the Company to adopt certain provisions as part of the Interland-Georgia business combination, and as a result, the goodwill and intangible assets acquired as part of the combination were accounted for in accordance with the "amortization and nonamortization" provisions of SFAS 142. The Company will fully adopt SFAS No. 142 effective September 1, 2001, which will eliminate goodwill amortization starting in fiscal 2002.

     OTHER EXPENSE (INCOME), NET

In June 2001, the Company sold substantially all of its consumer dial-up accounts for $3.8 million. The sale resulted in a gain of $2.5 million in fiscal 2001. In fiscal 1999, other expense includes a $1.0 million charge for the write-off of purchased in-process research and development, which resulted from the acquisition of HostPro.

     MERGER, INTEGRATION AND RESTRUCTURING COSTS

In connection with the acquisition of Interland-Georgia in August 2001, the Company adopted a restructuring plan to close certain offices and data centers, discontinue the use and development of certain software and eliminate other redundant assets. As a result, the Company recorded a restructuring charge of $110.3 million. The restructuring charge included $9.4 million related to the closure of offices and data centers, the write-off of $69.7 million of goodwill and intangible assets relating to prior acquisitions, $26.9 million for asset write-downs, $0.7 million related to personnel termination costs and $3.6 million related to other costs. In addition, the Company incurred $1.7 million in merger and integration costs. The Company expects to achieve cost synergies of $27 million to $40 million as a result of the integration.

     ADJUSTED EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

The Company's adjusted EBITDA loss (loss from continuing operations, excluding interest, income taxes, depreciation, amortization and other non-cash charges), excluding one-time merger, restructuring and integration costs, was a loss of $39.8 million during 2001 compared to a loss of $31.7 million in the prior year. The increase in the adjusted EBITDA loss was primarily due to increased expenditures needed to support the growth in operations, including salaries and benefits for additional employees, network costs, rent, and other costs related to the increase in the number of data centers as well as increased and general and administrative expenses. Adjusted EBITDA is not intended to represent cash flow from operations as measured under generally accepted accounting principles, and should not be considered as an alternative to net loss or net cash used in operating activities, but may be useful as an indication of operating performance.

     LOSS ON INVESTMENTS, NET

The loss on investments, net for the fiscal year ended 2001 increased to $5.4 million from $.6 million. The loss consists of a loss on investments of $9.9 million and a gain on the sale of an investment of $4.5 million. The Company incurred a loss on its equity share of the losses of Bird on a Wire, Inc. ("BOAW"), as well as the Company's loss on disposal of its investment therein ($4.9 million) and write-off of investment in Innuity, Inc. ($5.0 million). On May 28, 2001, BOAW entered into a definitive agreement to sell its assets. After settling BOAW liabilities, the Company received net proceeds of $1.5 million.

On September 29, 2000, the Company sold its remaining 10% interest in MCMS, Inc. ("MCMS") for a net gain of $4.5 million.

     INTEREST INCOME, NET

Interest income, net decreased 27.5% to $8.3 million from $11.5 million in fiscal 2000 and $12.6 million in fiscal 1999. Interest income, net consists of interest income earned on the Company's invested cash and liquid investments, less interest expense on debt. The reduction in interest income, net is primarily due to the lower levels of cash and liquid investments that were available for investment and lower interest rates during fiscal 2001.

     INCOME TAX PROVISION

The effective income tax rate on continuing operations was approximately 13% for fiscal 2001 compared to 27% for fiscal 2000 and 30% for fiscal 1999. The rate principally reflects the federal statutory rate, net of the effect of state taxes, tax-exempt securities and non-deductible goodwill amortization. The change in the effective income tax rates primarily reflects tax benefits and tax sharing arrangements that are no longer available due to the disposal of the discontinued operations, as well as a valuation allowance on certain tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2001, the Company had $208.1 million in cash and cash equivalents and short-term and restricted investments. This represents a decrease of $117.9 million compared to the prior year. Principal sources of liquidity in fiscal 2001 were $20.0 million from the proceeds of issuance of debt and $61.5 million from investing activities, including $211.1 million of proceeds from maturing investments, $14.4 million of cash acquired in the acquisition of Interland-Georgia, $4.5 million of proceeds from the sale MCMS common stock and $1.5 million of proceeds from the sale of consumer dial-up accounts, offset by $119.3 million of purchases of held to maturity investments, $85.8 used in the Company's discontinued operations, $20.1 million for purchases of property, plant and equipment and $5.0 million for the purchase of an equity investment. The Company used $47.5 million of cash in operating activities primarily due to increased operating expenses to position it for future growth.

The SpecTek and PC Systems dispositions had a material impact on the Company's liquidity in the third quarter of 2001. Pursuant to the Component Recovery Agreement, on March 22, 2001, MTI exercised its rights to purchase the assets of the SpecTek business. The proceeds from this transaction, net of existing intercompany payables, were approximately $39.6 million. In addition, the Company agreed to sell to MTI certain land, buildings and intellectual property assets. SpecTek has been the Company's only profitable segment and its only source of positive cash flows, excluding interest income. The discontinuance of the SpecTek segment will have a material adverse effect on the Company's financial position, results of operations and cash flows.

On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC, ("GTG PC") an affiliate of the Gores Technology Group. Under the terms of the agreement, GTG PC received assets, which included $76.5 million in cash, and assumed specified liabilities of the PC Systems business. Through May 31, 2003, or for the applicable statute of limitations with respect to taxes and government contracts, the Company is obligated to indemnify GTG PC and affiliated entities for any breaches of the representations and warranties contained in the agreement. In addition, the Company is obligated for an indefinite period of time to indemnify GTG PC and affiliated entities for any breaches in covenants. The agreement provides that the maximum aggregate liability of the Company for indemnification under the agreement is $10.0 million. Claims related to this indemnification could result in an additional cash payment by the Company to GTG PC and a corresponding increase to the loss on disposal of discontinued operations.

On March 28, 2001, the Company terminated its unsecured credit agreement with a group of financial institutions, which provided borrowings up to $100.0 million. On July 20, 2001, the Company entered into a financing arrangement with a financial institution, under which the Company executed a $5.3 million credit agreement and entered into a sale leaseback arrangement for certain equipment, primarily computer hardware, for which the Company may borrow up to $14.6 million. The Company pledged $24.9 million of cash and equivalents as security for these lines.

The Company anticipates making capital expenditures in excess of $12.0 million during the fiscal 2002.

The Company does not expect to generate positive cash flow from ongoing operations until the end of fiscal 2002. However, the Company expects to have adequate cash reserves to fund operations during this period. The Company's future success is dependent upon its ability to achieve profitability prior to the depletion of cash reserves and to raise funds, thereafter, if needed. Management cannot assure that the Company will be profitable in the future under its current Web and applications hosting business model or that adequate funding will be available to allow it to continue operations subsequent to the one-year time period. However, the Company's current financial forecast indicates that there are sufficient cash reserves on hand until the Company reaches positive cash flows from ongoing operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked-to-market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt instruments. The Company implemented SFAS No. 133 in the first quarter of 2001 and it did not have a material impact on the Company's results of operations, financial condition or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting (SAB) No. 101 "Revenue Recognition in Financial Statements". The SAB summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in financial statements. The provisions of SAB No. 101 became effective in fiscal 2001 and did not have a material impact on the Company's results of operations, financial condition or cash flows.

In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting; therefore, the pooling-of-interests method of accounting is prohibited. SFAS

141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if the intangible asset arises from contractual or other legal rights or the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS 141. SFAS 141 is effective for all business combinations completed after June 30, 2001 and accounted for as a purchase and for all business combinations "initiated" after June 30, 2001, as defined.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets be amortized over their useful lives unless that life is determined to be indefinite. Intangible assets shall be evaluated annually to determine whether events and circumstances continue to support an indefinite useful life. An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Adoption of SFAS No. 142 is required during the Company's fiscal 2003, and early adoption is permitted. The goodwill and intangible assets acquired as part of the Interland-Georgia purchase business combination were required to be accounted for in accordance with the "amortization and nonamortization" provisions of SFAS
142. The Company will adopt SFAS No. 142 effective September 1, 2001, which will eliminate goodwill amortization in fiscal 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company will be required to adopt this statement no later than September 1, 2002. The Company is currently analyzing the impact the adoption of this pronouncement may have on its consolidated financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after Dec 15, 2001. This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of Goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. The Company will be required to adopt this statement no later than September 1, 2002. The Company is currently analyzing the impact the adoption of this pronouncement may have on its consolidated financial position, results of operations, or cash flows.

CERTAIN FACTORS

You should carefully consider the following factors and all other information contained in this Form 10-K before you make any investment decisions with respect to the Company's securities. The risks and uncertainties described below are not the only risks the Company faces.

If any of the adverse events described in the following factors actually occur or Interland does not accomplish necessary events or objectives described in the factors, its business, financial condition and operating results could be materially and adversely affected, the trading price of the Company's common stock could decline and you could lose all or part of your investment.

INTERLAND HAS INCURRED LOSSES SINCE INCEPTION, AND IT EXPECTS TO INCUR LOSSES FOR AT LEAST THE NEXT SEVEN QUARTERS. The Company has incurred net losses and losses from operations for each period from inception through fiscal 2001. Interland does not expect to generate positive cash flow from ongoing operations until the end of fiscal 2002. Operating expenses could increase as a result of adapting network infrastructure to accommodate additional customers, increasing sales and marketing efforts, broadening customer support capabilities, integrating the Interland-Georgia and HostPro businesses and expanding administrative resources in anticipation of future growth. To the extent that increases in expenses are not offset by increased revenues, the Company's results of operations and financial condition would be materially affected. Even if Interland achieves profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

INTERLAND'S HISTORICAL FINANCIAL INFORMATION WILL NOT BE REPRESENTATIVE OF ITS FUTURE RESULTS. Since the Company has sold its non-hosting businesses, its historical financial information, contained in previous filings with the Securities and Exchange Commission, will not be representative of its future operating results. Including the operations of the non-hosting businesses--which are classified as discontinued operations in the Company's financial statements--Web hosting revenues represented less than 7% and 3% of the Company's total revenues for fiscal 2001 and 2000, respectively. In addition, the Company's financial results for fiscal 2001 only reflect the integration of Interland-Georgia for 25 days.

INTERLAND HAS A LIMITED OPERATING HISTORY AND ITS BUSINESS MODEL IS STILL EVOLVING, WHICH MAKES IT DIFFICULT TO EVALUATE ITS PROSPECTS. The Company's limited operating history makes evaluating its business operations and prospects difficult. The Company's range of service offerings has changed since its inception and its business model is still new and developing. Because some of Interland's services are new, the market for them is uncertain. As a result, the revenues and income potential of the Company's business, as well as the potential benefits of the merger with Interland-Georgia, may be difficult to evaluate.

INTERLAND'S QUARTERLY OPERATING RESULTS MAY FLUCTUATE AND ITS FUTURE REVENUES AND PROFITABILITY ARE UNCERTAIN. The Company's past operating results have been subject to fluctuations, on a quarterly and an annual basis. Interland may also experience significant fluctuations in quarterly and annual operating results due to a wide variety of factors. Because of these fluctuations, comparisons of operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. Factors that may cause operating results to fluctuate include, but are not limited to:

        -   demand for and market acceptance of the Company's services;

        - introductions of new services or enhancements by Interland and its competitors;

        - technical difficulties or system downtime affecting the Internet generally or the Company's hosting operations specifically;

        -   the mix of services delivered by Interland or its competitors;

        -   customer retention;

        - the timing and success of the Company's advertising and marketing efforts and introductions of new services to customers and the timing and success of the marketing efforts and introductions of new services to customers of its resellers;

        - increased competition and consolidation within the Web hosting and applications hosting markets;

        - changes in the Company's pricing policies and the pricing policies of its competitors;

        -   gains or losses of key strategic relationships; and

        -   other general and industry-specific economic factors.

The Company cannot provide any assurances about the extent to which it will be successful in achieving any plans to increase the size of its customer base, the amount of services it offers or the amount, if any, of increase in revenues it will experience during the next fiscal year, or beyond. In addition, relatively large portions of Interland's expenses are fixed in the short-term, and therefore its results of operations are particularly sensitive to fluctuations in revenues. Also, if the Company were unable to continue using third-party products in its service offerings, its service development costs could increase significantly.

In addition, the terrorist acts of September 11, 2001 have created an uncertain economic environment and the Company cannot predict the impact of these events, any subsequent terrorist acts or of any related military action, on its customers or business. The Company believes that, in light of these events, some businesses may curtail spending on information technology, which could also affect its quarterly results in the future.

INTERLAND'S STOCK PRICE MAY BE VOLATILE. The market price of the Company's common stock has experienced a significant decline in the last year. The price has been and is likely to continue to be highly volatile due to several factors, such as:

        - the Company's failure to experience the benefits of the merger as quickly as anticipated, or at all, or an increase over estimates of the costs of or operational difficulties arising from the merger;

        - the failure of the impact of the merger on the Company's financial results to be in line with the expectations of financial analysts;

        -   variations in actual and anticipated operating results;

        -   changes in earnings estimates by analysts;

        - variations in actual and anticipated operating results of customers or competitors;

        -   material reductions in spending by customers;

        - announcements by Interland or its competitors regarding new service introductions;

        - the volatility inherent in stock within the sectors within which the Company conducts business;

        -   any subsequent terrorist acts or of any related military action;

        -   general decline in economic conditions; and

        -   reductions in the volume of trading in the Company's common stock.

INTERLAND OPERATES IN A NEW AND EVOLVING MARKET WITH UNCERTAIN PROSPECTS FOR GROWTH AND MAY NOT BE ABLE TO SUSTAIN GROWTH IN ITS CUSTOMER BASE. The market for Web hosting and applications hosting services for small- and medium-sized businesses has only recently begun to develop and is evolving rapidly. The Company's future growth, if any, will depend upon the willingness of small- and medium-sized businesses to outsource Web and applications hosting services, the Company's ability to increase its average revenues per customer, and its ability to retain customers. The market for Interland's services may not develop further, consumers may not widely adopt its services and significant numbers of businesses or organizations may not use the Internet for commerce and communication. If this market fails to develop further or develops more slowly than expected, or if the Company's services do not achieve broader market acceptance, the Company will not be able to grow its customer base. In addition, the Company must be able to differentiate itself from its competition through its service offerings and brand recognition. These activities may be more expensive than the Company anticipates, and it may not be successful in differentiating itself, achieving market acceptance of its services or selling additional services to its existing customer base.

INTERLAND'S TARGET MARKET PRESENTS SUBSTANTIAL RISKS. The Company intends to concentrate on serving small- and medium-sized businesses ("SMB"). The SMB market contains many businesses that will not be successful, and are consequently at substantially greater risk for non-collectible accounts receivable, and for non-renewal. Moreover, a significant portion of this target market is highly sensitive to price, and may be lost to a low-cost competitor. Because few businesses in this target market employ trained technologists, they tend to generate a high number of customer service and technical support calls. The expense of responding to these calls is considerable, and the expense is likely to increase in direct proportion to revenue, potentially limiting the scalability of the business. Additionally, if the customer becomes dissatisfied with the Company's response to such calls, cancellation, non-payment, or non-renewal becomes more likely. Interland's strategy for minimizing the negative aspects of its target market include:

        - continued expenditures on sales and marketing to replace failing customers;

        - capitalizing on planned efficiencies to become a profitable provider at the lowest sustainable price;

        - automating customer care and technical support to reduce the cost per call, and to minimize the time spent by Company personnel;

        - intensive training and supervision of customer care and technical support personnel to maximize customer satisfaction;

        - minimizing the Company's concentration of credit risk which consists principally of cash and cash equivalents, short and long-term investments and trade and other receivables. The Company invests its cash in credit instruments of highly rated financial institutions and performs periodic evaluations of the credit standing of these financial institutions.

No assurance can be given, however, that any of these measures will be successful, and the Company's failure to manage these risks could have a material negative effect on the Company's revenues, costs, and prospects.

INTERLAND'S CUSTOMER BASE INCLUDES A SIGNIFICANT NUMBER OF BUSINESSES THAT CURRENTLY FACE INCREASING DIFFICULTY IN OBTAINING FUNDING TO SUPPORT THEIR OPERATIONS. Many of the Company's customers are businesses, including Internet-based businesses that have traditionally been initially funded by venture capital firms and then through public securities offerings. Funding alternatives for these businesses have become more limited than in the past. Many of these customers have ceased or reduced their operations, and it has become increasingly difficult for the Company to collect revenues from these businesses. If the market for technology and Internet-based businesses is not supported by the private and public investors who have funded these customers, the Company faces the risk that these customers may cease, curtail or limit Web site operations. If this continues to occur, the Company could experience a loss of revenues associated with these customers and will then have to increase sales to other businesses using the Internet in order to preserve and grow revenue. If the Company is successful in increasing sales to other businesses, it will incur the expenses associated with these new customers, such as sales and marketing expenses, including commissions, and implementation costs. As a result, to preserve and grow revenue, the Company will have to increase sales by substantially more than the amount of lost revenue.

IF THE COMPANY DOES NOT SUCCESSFULLY INTEGRATE THE OPERATIONS AND PERSONNEL OF INTERLAND-GEORGIA IN A TIMELY MANNER, THIS WILL DISRUPT ITS BUSINESS AND COULD NEGATIVELY AFFECT ITS OPERATING RESULTS. The Company's acquisition of Interland-Georgia involves risks related to the integration and management of Interland-Georgia's operations and personnel. The integration will be a complex, time consuming and expensive process and may disrupt the Company's business if not completed in a timely and efficient manner. The Company must operate as a combined organization utilizing common information and telecommunications systems, operating procedures, financial controls and human resources practices.

The Company may encounter substantial difficulties, costs and delays involved in integrating the operations of both companies, including:

        -   potential incompatibility of business cultures;

        -   perceived adverse changes in business focus;

        -   potential conflicts in marketing or other important relationships;

        - potential operating inefficiencies and increased costs associated with having and integrating different information and telecommunications systems currently used by each of HostPro and Interland-Georgia;

        - potential decline in the level of customer service and customer satisfaction; and

        - the loss of key employees and diversion of the attention of management from other ongoing business concerns.

The Company's headquarters were located in Boise, Idaho, while Interland-Georgia's headquarters were located in Atlanta, Georgia. In conjunction with the merger, the Company moved its headquarters to Atlanta, Georgia. The integration of Interland-Georgia's operations and personnel may be difficult due to the geographic distance between the Company's previous and current headquarters. In addition, the Company has completed a number of other acquisitions of hosting companies and is still in the process of completing the integration of these businesses. This could make the integration of Interland-Georgia more difficult. If this integration effort is not successful, the results of operations could be adversely affected, employee morale could decline, key employees could leave and customers could cancel existing orders or choose not to place new ones. In addition, the attention and effort devoted to the integration of the two companies will significantly divert management's attention from other important issues, such as expansion of the combined customer base, which could negatively affect the Company's business and operating results.

THE BENEFITS OF THE MERGER WITH INTERLAND-GEORGIA MAY BE LOWER THAN EXPECTED AND THE COSTS ASSOCIATED WITH THE MERGER COULD BE HIGHER THAN EXPECTED, WHICH COULD HARM THE COMPANY'S FINANCIAL RESULTS AND CAUSE A DECLINE IN THE VALUE OF ITS COMMON STOCK. The Company expects to realize cost reductions due to synergies created by the merger with Interland-Georgia in areas such as integration and expansion of nationwide technical support capabilities over a larger customer base, integration of information and telecommunications systems, marketing the larger combined business, elimination of excess data center capacity and economies of scale for the combined company's telecommunications costs. Although the Company expects that it will realize cost synergies with the merger, it cannot guarantee that it will realize these cost synergies or state the amount of any cost synergies with any certainty. The Company expects to incur costs associated with the consolidation and integration of the companies' services and operations. If the total costs of the merger and related consolidation and integration exceed estimates, or if the cost synergies of the merger are less than expected, the Company's financial results would suffer. Any shortfall in anticipated operating results could cause the market price of the Company's common stock to decline. In addition, the market price of Interland's common stock could decline significantly if it does not experience the business benefits of the merger as quickly or in as great amounts as security analysts expect.

THE COMPANY HAS INCURRED SIGNIFICANT ACCOUNTING CHARGES RELATING TO THE ACQUISITION OF INTERLAND-GEORGIA, WHICH WILL DELAY PROJECTED ACHIEVEMENT OF PROFITABILITY FOR THE WEB HOSTING BUSINESS. The Company has accounted for the acquisition of Interland-Georgia using the purchase method of accounting. Under the purchase method, the purchase price of Interland-Georgia has been allocated to the assets acquired and liabilities assumed. As a result, based upon the purchase price of $127.2 million, the Company has recorded $17.5 million of intangible assets and $104.4 million of goodwill on its balance sheet, which will result in annual amortization expense of the intangible assets of approximately $3.3 million in fiscal 2002 under accounting standards existing at August 31, 2001. Goodwill will be evaluated annually for impairment and any potential impairment will affect the Company's financial results in the future.

IF THE COMPANY ACQUIRES ADDITIONAL COMPANIES, CUSTOMER ACCOUNTS OR TECHNOLOGIES, IT MAY FACE RISKS SIMILAR TO THOSE IT CURRENTLY FACES IN CONNECTION WITH THE MERGER WITH INTERLAND-GEORGIA. As part of its strategy to grow the Web hosting business, the Company has made a number of acquisitions and investments, and it may continue to pursue acquisitions of businesses or assets that it believes are complementary to its business. The Company will be required to record material goodwill and other intangible assets in the likely event the purchase price of the acquired businesses exceeds the fair value of the net assets acquired. In the past, this has resulted in significant amortization charges, and these charges may increase in future periods as the Company continues its acquisition strategy.

The acquired businesses may not achieve the revenues and earnings anticipated to be achieved. If the Company acquires another company, it will likely raise the same risks, uncertainties and disruptions as discussed above with respect to its merger with Interland-Georgia. For example, the Company may not be able to successfully assimilate the additional personnel, operations, acquired technology and customer accounts into its business. Furthermore, the Company may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to existing shareholders. As a result, there could be a material adverse effect on the Company's future financial condition and results of operations. The Company cannot assure you of the timing or size of future acquisitions, or the effect future acquisitions may have on its operating results.

INTERLAND COULD INCUR LIABILITIES IN THE FUTURE RELATING TO ITS PC SYSTEMS BUSINESS. The Company could incur liabilities arising from the sale of the PC Systems business to GTG PC. According to the terms of the agreement with GTG PC, the Company agreed to retain liabilities relating to the operation of the PC systems business arising prior to the closing of the transaction, including liabilities for taxes, contingent liabilities and liabilities for accounts payable accrued prior to the closing. The Company also agreed to indemnify GTG PC and its affiliates for any breach of the Company's representations and warranties contained in the agreement for a period of two years, or for the applicable statute of limitations for matters related to taxes. This indemnification obligation is capped at $10.0 million. Except for claims for fraud or injunctive relief, this indemnity is the exclusive remedy for any breach of the Company's representations, warranties and covenants contained in the agreement with GTG PC. Accordingly, in the future, Interland could be required to make payments to GTG PC and its affiliates in accordance with the agreement in which it sold the PC Systems business, which could adversely affect its future results of operations.

THE MICRON TECHNOLOGY FOUNDATION IS A SIGNIFICANT SHAREHOLDER AND IS THEREFORE ABLE TO EXERT SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING SHAREHOLDER APPROVAL. As of October 30, 2001, the Micron Technology Foundation owned approximately 43% of Interland's outstanding common stock, although Minnesota law limits its right to vote any shares in excess of 20% of the Company's outstanding common stock. Under the terms of an agreement with the Company, the Micron Technology Foundation has agreed, among other things, not to sell any of its shares for a period of nine months following the Interland-Georgia merger, subject to limited exceptions. So long as the Micron Technology Foundation continues to own a substantial portion of Interland's outstanding common stock, the Micron Technology Foundation will have the ability to exert significant influence over matters requiring shareholder approval, including the election of directors, and potentially could affect the Company's management and corporate policies. The level of the Micron Technology Foundation's ownership of Interland's common stock may limit the Company's ability to complete future equity financing.

INTERLAND MAY BE REQUIRED TO PAY SALES AND USE TAXES RELATED TO ITS DISCONTINUED OPERATIONS. During the third quarter of 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states. The Company is a party to agreements with nearly all states, which generally limit its liability, if any, for non-remittance of sales and use taxes prior to such agreements' effective dates. The Company has previously accrued a liability for the estimated settlement cost of issues related to sales and use taxes not covered by such agreements. Management believes the resolution of any matters relating to the non-remittance of sales or use taxes will not materially affect the Company's business, financial position, results of operations and cash flows. This potential liability will remain with Interland even though it sold the PC Systems business.

INTERLAND MAY NOT EFFECTIVELY EXECUTE ITS WEB HOSTING STRATEGY AND, AS A RESULT, OTHERS MAY SEIZE THE MARKET OPPORTUNITY THAT IT HAS IDENTIFIED. If Interland fails to execute its Web hosting strategy in a timely or effective manner, its competitors may be able to seize the opportunity it has identified to address the Web hosting needs of small- and medium-sized businesses. Interland's business strategy is complex and requires that it successfully and simultaneously complete many tasks, and the failure to complete any one of these may jeopardize its strategy as a whole. Execution of this strategy may be more difficult in light of the merger with Interland-Georgia because the management team for the combined company have not have worked together for any significant period of time. In order to be successful, the Company will need to:

        -   market its services and build its brand name effectively;

        - provide reliable and cost-effective services that can be expanded to meet the demands of its customers;

        -   develop new products and services;

        - continue to enhance the efficiency of its infrastructure to accommodate additional customers;

        -   continue to expand its customer base;

        -   continue to respond to competitive developments;

        - influence and respond to emerging industry standards and other changes; and

        -   attract, retain and motivate qualified personnel.

INTERLAND FACES INTENSE COMPETITION. The Web hosting and applications hosting markets are highly competitive and are becoming more so. There are few substantial barriers to entry, and the Company expects that it will face additional competition from existing competitors and new market entrants in the future. The Company may not have the resources, expertise or other competitive factors to compete successfully in the future. Many of Interland's competitors have greater name recognition and more established relationships in the industry. As a result, these competitors may be able to:

        - develop and expand their network infrastructures and service offerings more rapidly;

        - adapt to new or emerging technologies and changes in customer requirements more quickly;

        -   take advantage of acquisition and other opportunities more readily;
            and

        - devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than the Company can.

In an effort to gain market share, some of Interland's competitors have offered, and may in the future offer, Web hosting services similar to Interland at lower prices or with incentives not matched by Interland, including free start-up and domain name registration, periods of free service, low-priced Internet access or free software. In addition, some of its competitors may be able to provide customers with additional benefits, including reduced communications costs, which could reduce the overall cost of their services relative to the Company. Interland may not be able to reduce the pricing of its services or offer incentives in response to the actions of its competitors without harming its business. Because of the fierce competition in the Web hosting and applications hosting industry, the number of competitors could lead to a surplus in service providers, leading to further reductions in the prices of services. The Company also believes that the market in which it competes is likely to consolidate further in the near future, which could result in increased price and other competition that could damage its business.

Current and potential competitors in the market include Web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, large information technology firms that provide a wide array of information technology services and computer hardware suppliers. These competitors may operate in one or more of these areas and include companies such as XO Communications and Verio. In addition, large companies such as AT&T, Sprint and WorldCom have entered or indicated their intent to enter into one of more of these markets.

INTERLAND'S ABILITY TO SUCCESSFULLY MARKET ITS SERVICES COULD BE SUBSTANTIALLY IMPAIRED IF IT IS UNABLE TO DEPLOY NEW INTERNET APPLICATIONS OR IF NEW INTERNET APPLICATIONS IT DEPLOYS PROVE TO BE UNRELIABLE, DEFECTIVE OR INCOMPATIBLE. The Company cannot assure you that it will not experience difficulties that could delay or prevent the successful development, introduction or marketing of Internet application services in the future. If any newly introduced Internet applications suffer from reliability, quality or compatibility problems, market acceptance of its services could be greatly hindered and its ability to attract new customers could be adversely affected. The Company cannot assure you that new applications it deploys will be free from any reliability, quality or compatibility problems. If the Company incurs increased costs or is unable, for technical or other reasons, to host and manage new Internet applications or enhancements of existing applications, its ability to successfully market its services could be substantially impaired. In addition, the Company cannot assure you that any new services or applications will be accepted by its customers.

IMPAIRMENT OF INTERLAND'S INTELLECTUAL PROPERTY RIGHTS COULD NEGATIVELY AFFECT ITS BUSINESS OR COULD ALLOW COMPETITORS TO MINIMIZE ANY ADVANTAGE THAT INTERLAND'S PROPRIETARY TECHNOLOGY MAY GIVE IT. The Company relies on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in its services. At this point, Interland has no patented technology that would preclude or inhibit competitors from entering the Web hosting market that it serves. While the Company may file patent applications on particular aspects of its technology, it cannot be sure that it will receive any patents. While it is the Company's practice to require all of its employees to enter into agreements containing non-disclosure, non-competition and non-solicitation restrictions and covenants, and while its agreements with some of its customers and suppliers include provisions prohibiting or restricting the disclosure of proprietary information, the Company cannot be sure that these contractual arrangements or the other steps it takes to protect its proprietary rights will prove sufficient to prevent illegal use of its proprietary rights or to deter independent, third-party development of similar proprietary assets.

Policing unauthorized use of products or methods of operation and fully protecting the Company's proprietary rights is difficult, and it cannot guarantee that the steps it has taken to protect its proprietary rights will be adequate. In addition, effective copyright, trademark, trade secret and patent protection may not be available in every country in which the Company's products and services are offered. Further, the Company is currently, and may in the future, be involved in legal disputes relating to the validity or alleged infringement of its, or of a third party's, intellectual property rights. The Company expects that participants in the Web hosting market will be increasingly subject to infringement claims as the number of services and competitors in its industry segment grows. Intellectual property litigation is typically extremely costly and can be disruptive to business operations by diverting the attention and energies of management and key technical personnel. In addition, any adverse decisions could subject the Company to significant liabilities, require it to seek licenses from others, prevent it from using, licensing or selling certain of its products and services, or cause severe disruptions to its operations or the markets in which it competes, any one of which could dramatically impact its business and results of operations.

Periodically, the Company is made aware that technology it uses may infringe on intellectual property rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of certain asserted and unasserted claims for alleged infringement relating to its discontinued operations prior to the balance sheet date. Resolution of these claims could have a material adverse effect on future results of operations and cash flows.

INTERLAND FACES RISKS RELATING TO EXISTING LITIGATION. Interland is defending a contract dispute lawsuit filed on October 2, 2001 in Dallas County, Texas Court seeking damages of approximately $2.1 million for goods purchased by our PC Systems business. The Company removed the case to federal court, and counterclaimed for legal fees owed by the plaintiff for legal fees they had agreed to indemnify the Company for that were incurred on an unrelated patent lawsuit. These legal fees amounted to approximately $1.3 million. This claim is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, or possible loss that may ultimately be connected with the matter. This potential liability will remain with Interland even though it sold the PC Systems business.

The Company is defending a consumer class action lawsuit filed in the Federal District Court of Minnesota based on the alleged sale of defective computers. No class has been certified in the case. The case involves a claim that the Company sold computer products with a defect that may cause errors when information is written to a floppy disk. Substantially similar lawsuits have been filed against other major computer manufacturers. The case is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, possible loss or range of loss that may ultimately be connected with the matter. This potential liability will remain with Interland even though it sold the PC Systems business.

The Company is defending an employee class action lawsuit claim filed in the U.S. District Court for Idaho. The case involves alleged violations of the Fair Labor Standards Act, particularly failures to pay non-exempt employees overtime for hours worked in excess of 40 in a week as well as other alleged violations of the FLSA and state wage and hour laws. No class has been certified in the case. The case is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, possible loss or range of loss that may ultimately be connected with the matter. This potential liability will remain with Interland even though it sold the PC Systems business.

Periodically, the Company is made aware that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operation's products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and has accrued a liability and charged operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report. Resolution of these claims could have a material adverse effect on future results of operations and cash flows.

INTERLAND WILL RELY HEAVILY ON ITS KEY PERSONNEL. The future success of Interland will depend, in part, on its ability to attract and retain key management, technical and sales and marketing personnel. The Company attempts to enhance its management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. The Company experiences strong competition for such personnel in the Web hosting industry. The Company's inability to retain employees and attract and retain sufficient additional employees, and information technology, engineering and technical support resources, could have a material adverse effect on its business, financial condition, results of operations and cash flows. The Company cannot assure you that it will not lose key personnel or that the loss of any key personnel will not have a material adverse effect on its business, financial position, results of operations and cash flows.

IF THE COMPANY IS UNABLE TO OBTAIN SUFFICIENT TELECOMMUNICATIONS NETWORK CAPACITY AT REASONABLE COSTS, IT MAY NOT BE ABLE TO PROVIDE SERVICES AT PRICES ACCEPTABLE TO ITS CUSTOMERS, THEREBY REDUCING DEMAND FOR ITS SERVICES. The success of Interland will depend upon the capacity, reliability and security of its network infrastructure, including the capacity leased from its telecommunications network suppliers. Interland's network currently delivers service through Cable & Wireless, McLeod, Qwest, Electric Lightwave, Genuity, WorldCom, Level 3, XO, Sprint and Touch America. Some of these suppliers are also competitors. The Company's operating results depend, in part, upon the pricing and availability of telecommunications network capacity from a limited number of providers. If capacity is not available as the Company's customers' usage increases, the Company's network may not be able to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, the Company's business would suffer if its network suppliers increased the prices for their services and it were unable to pass along any increased costs to its customers. Any failure on the part of the Company or the part of its third-party suppliers to achieve or maintain high data transmission capacity, reliability or performance could significantly reduce customer demand for its services, damage its business reputation and increase its costs.

INTERLAND DEPENDS ON ITS RESELLER SALES CHANNEL TO MARKET AND SELL MANY OF ITS SERVICES. INTERLAND DOES NOT CONTROL ITS RESELLERS, AND IF IT FAILS TO DEVELOP OR MAINTAIN GOOD RELATIONS WITH RESELLERS, IT MAY NOT ACHIEVE THE GROWTH IN CUSTOMERS AND REVENUES THAT IT EXPECTS. An element of the strategy for the Company's growth is to further develop the use of third parties that resell its services. Many of these resellers are Web development or Web consulting companies that also sell Interland's Web hosting services, but that generally do not have established customer bases to which they can market these services. The Company is not currently dependent on any one reseller to generate a significant level of business, but it has benefited from business generated by the reseller channel. Although Interland attempts to provide its resellers with incentives such as price discounts on its services that the resellers seek to resell at a profit, the failure of its services to be commercially accepted in some markets, whether as a result of a reseller's performance or otherwise, could cause its current resellers to discontinue their relationships with us, and it may not be successful in establishing additional reseller relationships as needed.

INTERLAND WILL BE SUBJECT TO CHANGES IN TECHNOLOGY AND INDUSTRY STANDARDS. In the Web and applications hosting industry, service providers must keep pace with evolving technologies in order to offer relevant, sophisticated services on a timely basis to meet rapidly changing customer demands. The future success of Interland will depend, in part, upon its ability to offer services that incorporate leading technologies, address the increasingly sophisticated and varied needs of its current and prospective Web and applications hosting customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The market for Web hosting services is characterized by rapidly changing and unproven technologies, evolving industry standards, changes in customer needs, emerging competition and frequent introductions of new services. To be successful, the Company must continually improve the performance, features and reliability of its services, including its proprietary technologies, and modify its business strategies accordingly. Interland could also incur substantial costs if it needs to modify its services or infrastructure in order to adapt to these changes. Technological advances may have the effect of encouraging some of the Company's current or future customers to rely on in-house personnel and equipment to furnish the services that it currently provides. If the Company is unable to maintain the compatibility of its services with products offered by its vendors, it could lose or fail to attract customers.

Interland believes that its ability to compete successfully also depends upon the continued compatibility of its services with products offered by various vendors. Enhanced or newly developed third-party products may not be compatible with its infrastructure, and such products may not adequately address the needs of its customers. Although Interland currently intends to support emerging standards, industry standards may not be established, and, even if they are established, the Company may not be able to conform to these new standards in a timely fashion in order to maintain a competitive position in the market. The Company's failure to conform to the prevailing standard, or the failure of a common standard to emerge, could cause it to lose customers or fail to attract new customers. In addition, products, services or technologies developed by others could render the Company's services noncompetitive or obsolete.

INTERLAND'S ABILITY TO ATTRACT CUSTOMERS IS DEPENDENT ON THE RELIABLE PERFORMANCE AND GROWTH OF USE OF THE INTERNET. Use of the Internet for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has recently begun to increase rapidly. The adoption of the Internet for information retrieval and exchange, commerce and communication, particularly by those enterprises that have historically relied upon alternative means of information gathering, commerce and communications generally requires the adoption of a new medium of conducting business and exchanging information. If the Internet as a commercial or business medium fails to develop further or develops more slowly than expected, the Company would not be able to grow its customer base as quickly as desired and its customers would be less likely to require more complex, higher services from it.

As a Web and applications hosting company, Interland's success will depend in large part on continued growth in the use of the Internet. The lack of continued growth in the usage of the Internet would adversely affect its business because it would not gain additional customers and its existing customers might not have any further use for its services. Internet usage and growth may be inhibited for a number of reasons, such as:

        -   inadequate network infrastructure;

        -   security concerns;

        - uncertainty of legal and regulatory issues concerning the use of the Internet;

        -   inconsistent quality of service;

        - lack of availability of cost-effective, reliable, high-speed service; and

        -   failure of Internet use to expand internationally.

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

INTERLAND IS VULNERABLE TO SYSTEM FAILURES, WHICH COULD HARM ITS REPUTATION, CAUSE ITS CUSTOMERS TO SEEK REIMBURSEMENT FOR SERVICES AND CAUSE ITS CUSTOMERS TO SEEK ANOTHER PROVIDER FOR SERVICES. The Company must be able to operate the systems that manage its network around the clock without interruption. Its operations will depend upon its ability to protect its network infrastructure, equipment and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. Although the Company has attempted to build redundancy into its networks, its networks are currently subject to various points of failure. For example, a problem with one of its routers (devices that move information from one computer network to another) or switches could cause an interruption in the services the Company provides to a portion of its customers. In the past, the Company has experienced periodic interruptions in service. In addition, failure of any of its telecommunications providers to provide the data communications capacity that the Company requires, as a result of human error, a natural disaster or other operational disruption, could result in interruptions in services. Any future interruptions could:

        -   cause customers or end users to seek damages for losses incurred;

        - require the Company to replace existing equipment or add redundant facilities;

        -   damage the Company's reputation for reliable service;

        -   cause existing customers to cancel their contracts; or

        -   make it more difficult for the Company to attract new customers.

Interland offers some customers a 99.9% service level warranty. Under these policies, it guarantees that those customers' Web sites will be available at least 99.9% of the time in each calendar month for as long as the customer is using its Web hosting services. If the Company were to experience widespread system failure, it could incur significant costs under those warranties.

INTERLAND'S DATA CENTERS AND NETWORKS MAY BE VULNERABLE TO SECURITY BREACHES. A significant barrier to electronic commerce and communications is the need for secure transmission of confidential information over public networks. Some of the Company's services rely on security technology licensed from third parties that provides the encryption and authentication necessary to effect the secure transmission of confidential information. Despite the design and implementation of a variety of network security measures by the Company, unauthorized access, computer viruses, accidental or intentional actions and other disruptions could occur. In the past, the Company has experienced, and in the future it may experience, delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. In addition, inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information, such as credit card and bank account numbers stored in the Company's computer systems. These security problems could result in the Company's liability and could also cause the loss of existing customers and potential customers. In addition, third parties could interfere with the operation of customers' Web sites through intentional attacks including causing an overload of traffic to these Web sites.

Although the Company intends to continue to implement industry-standard security measures, third parties may be able to overcome any measures that it implements. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive and the efforts to address such problems could result in interruptions, delays or cessation of service to customers, and harm the Company's reputation and growth. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet, especially as a means of conducting commercial transactions.

DISRUPTION OF INTERLAND'S SERVICES CAUSED BY UNKNOWN SOFTWARE DEFECTS COULD HARM ITS BUSINESS AND REPUTATION. The Company's service offerings depend on complex software, including proprietary software tools and software licensed from third parties. Complex software often contains defects, particularly when first introduced or when new versions are released. The Company may not discover software defects that affect its new or current services or enhancements until after they are deployed. Although Interland has not experienced any material software defects to date, it is possible that defects may occur in the software. These defects could cause service interruptions, which could damage its reputation or increase its service costs, cause it to lose revenue, delay market acceptance or divert its development resources.

PROVIDING SERVICES TO CUSTOMERS WITH CRITICAL WEB SITES AND WEB-BASED APPLICATIONS COULD POTENTIALLY EXPOSE INTERLAND TO LAWSUITS FOR CUSTOMERS' LOST PROFITS OR OTHER DAMAGES. Because the Company's Web hosting and applications hosting services are critical to many of its customers' businesses, any significant interruption in those services could result in lost profits or other indirect or consequential damages to its customers as well as negative publicity and additional expenditures for it to correct the problem. Although the standard terms and conditions of the Company's customer contracts disclaim liability for any such damages, a customer could still bring a lawsuit against it claiming lost profits or other consequential damages as the result of a service interruption or other

Web site or application problems that the customer may ascribe to it. A court might not enforce any limitations on its liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations even if the Company believes it would have meritorious defenses to any such claims. In such cases, it could be liable for substantial damage awards. Such damage awards might exceed its liability insurance by unknown but significant amounts, which would seriously harm its business.

INTERLAND COULD FACE LIABILITY FOR INFORMATION DISTRIBUTED THROUGH ITS NETWORK. The law relating to the liability of online services companies for information carried on or distributed through their networks is currently unsettled. Online services companies could be subject to claims under both United States and foreign law for defamation, negligence, copyright or trademark infringement, violation of securities laws or other theories based on the nature and content of the materials distributed through their networks. Several private lawsuits seeking to impose such liability upon other entities are currently pending against other companies. In addition, organizations and individuals have sent unsolicited commercial e-mails from servers hosted by service providers to massive numbers of people, typically to advertise products or services. This practice, known as "spamming," can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. The Company may, in the future, receive letters from recipients of information transmitted by its customers objecting to such transmission. Although the Company prohibits its customers by contract from spamming, it cannot assure you that its customers will not engage in this practice, which could subject it to claims for damages.

In addition, the Company may become subject to proposed legislation that would impose liability for or prohibit the transmission over the Internet of some types of information. Other countries may also enact legislation or take action that could impose liability on the Company or cause it not to be able to operate in those countries. The imposition upon the Company and other online services of potential liability for information carried on or distributed through its systems could require it to implement measures to reduce its exposure to this liability, which may require it to expend substantial resources, or to discontinue service offerings. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals also could affect the growth of Internet use.

INTERLAND'S BUSINESS MAY BE IMPACTED BY GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES. Only a small body of laws and regulations currently applies specifically to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, however, laws and regulations with respect to the Internet may be adopted at federal, state and local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. The Company cannot fully predict the nature of future legislation and the manner in which government authorities may interpret and enforce. As a result, Interland and its customers could be subject to potential liability under future legislation, which in turn could have a material adverse effect on the Company's business. For example, if legislation were adopted in the U.S. or internationally that makes transacting business over the Internet less favorable or otherwise curtails the growth of the Internet, the Company's business would suffer. The adoption of any such laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for the Company's services or increase the cost of doing business or in some other manner harm its business.

In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. These laws generally pre-date the advent of the Internet and related technologies and, as a result, do not consider or address the unique issues of the Internet and related technologies. Changes to laws intended to address these issues could create uncertainty in the marketplace that could reduce demand for the Company's services or increase the cost of doing business as a result of costs of litigation or increased service delivery costs, or could in some other manner have a material adverse effect on its business.

In addition, because its services are available over the Internet virtually worldwide, and because the Company facilitates sales by its customers to end users located in multiple states and foreign countries, such jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in those states or that it have a permanent establishment in the foreign country.

INTERLAND'S INTERNATIONAL OPERATIONS ARE SUBJECT TO RISKS. The Company derived approximately 17% of its revenues from international sales for the year ended August 31, 2001. International business is subject to a number of special risks, including:

        -   different regulatory requirements;

        - different privacy, censorship and liability standards and regulations;

        -   less protective intellectual property laws;

        -   different technology standards;

        -   unexpected changes in, or imposition of, regulatory requirements;

        -   tariffs and other barriers and restrictions;

        - general geopolitical risks such as political and economic instability;

        - hostilities among countries and changes in diplomatic and trade relationships; and

        -   other factors beyond the control of the Company.

SUBSTANTIAL FUTURE SALES OF SHARES BY SHAREHOLDERS COULD NEGATIVELY AFFECT INTERLAND'S STOCK PRICE. If Interland's shareholders sell substantial amounts of the Company's common stock in the public market, the market price of the Company's common stock could decline. Under a shareholder agreement, Mr. Kocher and some Interland-Georgia shareholders have agreed not to sell their shares of Interland common stock, representing approximately 12% of the Company's outstanding common stock for a period of nine months after the closing of the Interland-Georgia merger, subject to limited exceptions. Additionally, the Micron Technology Foundation, which owns approximately 43% of the Company's outstanding common stock, agreed not to sell any shares of Interland's common stock beneficially held by it for a period of nine months after the closing of the Interland-Georgia merger, subject to limited exceptions. As a result, after these lockup provisions expire, approximately 55% of the Company's outstanding common stock will be eligible for sale in the public market subject to volume limitations under Rule 144 of the Securities Act. Furthermore, these shareholders will have the right to require Interland to register their shares for sale pursuant to an existing registration rights agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company's liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of August 31, 2001, approximately 84% of the Company's liquid investments mature within three months and 84% mature within one year. As of August 31, 2001, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values and has the ability and intent to hold these instruments to maturity. As a result, management believes that the market risk arising from its holdings of financial instruments is minimal. The Company uses the U.S. Dollar as its functional currency. Aggregate transaction gains and losses included in the determination of net income have not been material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    Page
                                                                                                    ----
Consolidated Financial Statements:

     Consolidated Statements of Operations for the Fiscal Years Ended August 31, 2001,
         August 31, 2000 and September 2, 1999                                                       30

     Consolidated Balance Sheets as of August 31, 2001 and August 31, 2000                           31

     Consolidated Statements of Shareholders' Equity and Comprehensive Income for the
          Fiscal Years Ended August 31, 2001, August 31, 2000 and September 2, 1999                  32

     Consolidated Statements of Cash Flows for the Fiscal Years Ended August 31, 2001,
         August 31, 2000 and September 2, 1999                                                       33

     Notes to Consolidated Financial Statements                                                      35

     Quarterly Financial Information (Unaudited)                                                     55

     Report of Independent Accountants                                                               56


Financial Statement Schedule:

     Schedule II--Valuation and Qualifying Accounts for the Fiscal Years Ended
         August 31, 2001, August 31, 2000 and September 2, 1999                                      62

INTERLAND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)


FISCAL YEAR ENDED                                           AUGUST 31, 2001   AUGUST 31, 2000   SEPTEMBER 2, 1999
-----------------                                           ---------------   ---------------   -----------------
Revenues                                                      $     60,752      $     32,862      $        464
Cost of revenues                                                    39,420            24,335               103
                                                              ------------      ------------      ------------
     Gross margin                                                   21,332             8,527               361
Operating expenses:
     Sales, marketing and technical support                         37,181            26,157               143
     General and administrative                                     38,299            23,640             3,894
     Goodwill amortization                                           6,809             4,920               121
     Other expense (income), net                                    (1,637)              634             1,442
     Merger, integration and restructuring costs                   111,989              --                --
                                                              ------------      ------------      ------------
         Total operating expenses                                  192,641            55,351             5,600
                                                              ------------      ------------      ------------
Operating loss                                                    (171,309)          (46,824)           (5,239)
Loss on investments, net                                            (5,419)             (592)             --
Interest income, net                                                 8,317            11,476            12,635
                                                              ------------      ------------      ------------
Income (loss) from continuing operations before taxes             (168,411)          (35,940)            7,396
Income tax benefit (provision)                                      22,694             9,748            (2,209)
                                                              ------------      ------------      ------------
Income (loss) from continuing operations                          (145,717)          (26,192)            5,187
Discontinued operations, net of tax
     Income (loss) from discontinued operations                     (2,239)           67,735            31,337
     Loss on disposal of discontinued operations                  (209,238)             --                --
                                                              ------------      ------------      ------------
         Total income (loss) from discontinued operations         (211,477)           67,735            31,337
                                                              ------------      ------------      ------------
Net income (loss)                                             $   (357,194)     $     41,543      $     36,524
                                                              ============      ============      ============

Income (loss) per share, basic:

     Continuing operations                                    $      (1.46)     $      (0.27)     $       0.05
     Discontinued operations                                         (2.12)             0.70              0.33
                                                              ------------      ------------      ------------
                                                              $      (3.58)     $       0.43      $       0.38
                                                              ============      ============      ============

Income (loss) per share, diluted:

     Continuing operations                                    $      (1.46)     $      (0.27)     $       0.05
     Discontinued operations                                         (2.12)             0.70              0.33
                                                              ------------      ------------      ------------
                                                              $      (3.58)     $       0.43      $       0.38
                                                              ============      ============      ============
Number of shares used in per share calculation:

     Basic                                                          99,596            96,447            96,127
     Diluted                                                        99,596            96,447            96,633


The accompanying notes are an integral part of these consolidated financial statements.

INTERLAND, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

AS OF                                                         AUGUST 31, 2001    AUGUST 31, 2000
                                                              ---------------    ---------------
ASSETS

Cash and cash equivalents                                       $    142,675      $    200,002
Short-term investments                                                31,468           126,032
Receivables, net                                                      11,576             4,404
Income taxes recoverable                                              23,847              --
Deferred income taxes                                                   --              13,152
Other current assets                                                   4,223             2,847
                                                                ------------      ------------
     Total current assets                                            213,789           346,437
Restricted investments                                                27,944              --
Property plant and equipment, net                                     59,849            37,673
Goodwill, net                                                        104,406            60,321
Intangibles, net                                                      17,216            21,500
Investments held to maturity                                           6,000              --
Equity investment                                                       --               6,408
Other assets                                                              76             3,353
Net assets of discontinued operations                                   --              88,228
                                                                ------------      ------------
     Total assets                                               $    429,280      $    563,920
                                                                ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                $      5,751      $      7,670
Accrued expenses                                                      57,676            17,136
Current portion of long-term debt                                     14,875             1,971
Deferred revenue                                                      15,859             3,198
                                                                ------------      ------------
     Total current liabilities                                        94,161            29,975
Long-term debt                                                        24,231              --
Deferred revenue, long-term                                            1,563              --
Deferred income taxes                                                   --              16,082
Other liabilities                                                     12,895            11,283
                                                                ------------      ------------
     Total liabilities                                               132,850            57,340
                                                                ------------      ------------

Commitments and contingencies

Common stock, $.01 par value, authorized 200 million and
   150 million shares; issued and outstanding 137.8 million
   and 96.7 million shares, respectively                               1,378               967
Additional capital                                                   282,738           134,485

Warrants                                                               1,690              --
Deferred compensation                                                 (3,310)             --
Retained earnings                                                     13,934           371,128
                                                                ------------      ------------
     Total shareholders' equity                                      296,430           506,580
                                                                ------------      ------------
     Total liabilities and shareholders' equity                 $    429,280      $    563,920
                                                                ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

INTERLAND, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (In thousands)




                                                      AUGUST 31, 2001             AUGUST 31, 2000             SEPTEMBER 2, 1999
                                                 ------------------------     ------------------------    ------------------------
FISCAL YEAR ENDED                                  SHARES        AMOUNT         SHARES        AMOUNT        SHARES        AMOUNT
-----------------                                ----------    ----------     ----------    ----------    ----------    ----------
COMMON STOCK

Balance at beginning of year                         96,663    $      967         96,272    $      963        95,863    $      959
Stock issued to purchase Interland-Georgia           40,900           409             --            --            --            --
Stock sold                                              183             2            169             2           184             2
Stock options exercised                                  10            --            222             2           225             2
                                                 ----------    ----------     ----------    ----------    ----------    ----------
Balance at end of year                              137,756    $    1,378         96,663    $      967        96,272    $      963
                                                 ==========    ==========     ==========    ==========    ==========    ==========

ADDITIONAL CAPITAL

Balance at beginning of year                                   $  134,485                   $  127,951                  $  122,837
Stock and options issued to purchase
Interland-Georgia                                                 120,885                           --                          --
Stock sold                                                            607                        1,518                       1,412
Stock options                                                       8,081                        2,680                       3,295
Sale of property and patents to MTI                                18,680                        2,285                          --
Tax effect of stock options                                            --                           51                         407
                                                               ----------                   ----------                  ----------
Balance at end of year                                         $  282,738                   $  134,485                  $  127,951
                                                               ==========                   ==========                  ==========

WARRANTS

Balance at beginning of year                                   $       --                   $       --                    $     --
Warrants issued to purchase Interland-Georgia                       1,690                           --                          --
                                                               ----------                   ----------                  ----------
Balance at end of year                                         $    1,690                   $       --                  $       --
                                                               ==========                   ==========                  ==========

DEFERRED COMPENSATION

Balance at beginning of year                                   $       --                   $       --                  $       --
Issuance of stock options                                          (3,657)                          --                          --
Amortization of deferred compensation                                 347                           --                          --
                                                               ----------                   ----------                  ----------
Balance at end of year                                         $   (3,310)                  $       --                  $       --
                                                               ==========                   ==========                  ==========

RETAINED EARNINGS

Balance at beginning of year                                   $  371,128                   $  329,585                  $  293,061
Net income (loss)                                                (357,194)                      41,543                      36,524
                                                               ----------                   ----------                  ----------
Balance at end of year                                         $   13,934                   $  371,128                  $  329,585
                                                               ==========                   ==========                  ==========

ACCUMULATED OTHER COMPREHENSIVE INCOME


Balance at beginning of year                                   $       --                   $       --                  $       37
Other comprehensive income                                             --                           --                         (37)
                                                               ----------                   ----------                  ----------
Balance at end of year                                         $       --                   $       --                  $       --
                                                               ==========                   ==========                  ==========


The accompanying notes are an integral part of these consolidated financial statements.

INTERLAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

FISCAL YEAR ENDED                                                          AUGUST 31, 2001   AUGUST 31, 2000   SEPTEMBER 2, 1999
-----------------                                                          ---------------   ---------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $   (357,194)    $     41,543     $     36,524
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities from continuing operations:
         Loss (income) from discontinued operations                               211,477          (67,735)         (31,337)
         Non-cash merger, integration and restructuring costs                     108,528               --               --
         Depreciation and amortization                                             24,585           12,257              278
         Write-off of purchased in-process research and development                    --               --            1,000
         Loss (gain) on investments, net                                            5,419              592               --
         Provision for doubtful accounts                                            2,232              570                6
         Other non-cash adjustments                                                  (995)          (2,023)            (411)
         Changes in operating assets and liabilities net of the effect of the acquisition transactions and discontinued operations:
              Receivables                                                         (30,785)           2,121            1,550
              Other current assets                                                  2,261           (1,732)            (788)
              Deferred income taxes                                                (9,426)             142              (29)
              Accounts payable and accrued expenses                                (3,448)          13,292           (2,746)
              Other                                                                  (121)           1,354              100
                                                                             ------------     ------------     ------------
Cash provided by (used in) operating activities of continuing operations          (47,467)             381            4,147
                                                                             ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment                                    (20,090)         (36,904)             (92)
Purchases of held-to-maturity investments                                        (119,344)        (245,949)        (205,294)
Proceeds from maturities of investment securities                                 211,066          260,700           98,391
Deposits of restricted cash                                                       (25,086)              --               --
Proceeds from sale of investments                                                   5,989               --               --
Equity investment                                                                  (5,000)          (7,000)              --
Acquisitions, net of cash acquired                                                 14,413          (58,297)         (21,348)
Other                                                                                (480)          (2,351)          (1,250)
                                                                             ------------     ------------     ------------
Cash provided by (used in) investing activities of continuing operations           61,468          (89,801)        (129,593)
                                                                             ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt                                                                 (6,456)         (10,016)          (4,475)
Proceeds from issuance of debt                                                     20,000               --               --
Proceeds from issuance of common stock                                                915            4,202            4,836
Other                                                                                  --               52               --
                                                                             ------------     ------------     ------------
Cash provided by (used in) financing activities of continuing operations           14,459           (5,762)             361
                                                                             ------------     ------------     ------------
Net cash provided by (used in) continuing operations                               28,460          (95,182)        (125,085)
Net cash provided by (used in) discontinued operations                            (85,787)          94,234           (2,502)
                                                                             ------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents                              (57,327)            (948)        (127,587)
Cash and cash equivalents at beginning of year                                    200,002          200,950          328,537
                                                                             ------------     ------------     ------------
Cash and cash equivalents at end of year                                     $    142,675     $    200,002     $    200,950
                                                                             ============     ============     ============

SUPPLEMENTAL DISCLOSURES

Income taxes paid, net of amounts recovered                                  $      9,356     $        652     $      5,237
Interest paid, net of amounts capitalized                                              91              495              334
Equipment under capital lease                                                      24,510               --               --

The accompanying notes are an integral part of these consolidated financial statements.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


GENERAL

BUSINESS -- Interland, Inc. (formerly Micron Electronics, Inc.) and its subsidiaries (collectively the "Company") is a Web hosting company that offers a broad range of business-to-business Internet products and services, including managed dedicated hosting services, co-location and connectivity services, electronic commerce services, applications hosting and other Web hosting products.

Historically, the Company provided a variety of computer products and related services through its PC Systems, SpecTek, and Web hosting business segments. The Company has disposed of its PC Systems and SpecTek business segments, which are reported as discontinued operations - See Footnote on Discontinued Operations. The Company's Web hosting business remains as the Company's sole continuing operations. Prior to its disposal, the PC Systems business consisted of developing, marketing, manufacturing, selling and supporting a wide range of desktop and notebook systems and network servers under the micronpc.com brand name and selling, reselling, and supporting a variety of additional peripherals, software and services. Prior to its disposal, the SpecTek business consisted of processing and marketing various grades of memory products in either component or module form for specific applications.

HISTORY OF OPERATING LOSSES -- The Web hosting business has incurred losses from operations for each period from inception through August 31, 2001, and anticipates incurring losses for at least the next two years. The Company does not expect to generate positive cash flow from operations until the end of fiscal 2002. However, the Company expects to have adequate cash reserves to fund operations during this period. The Company's future success is dependent upon its ability to achieve profitability prior to the depletion of cash reserves and to raise funds thereafter, if needed. Management cannot assure that the Company will be profitable in the future under its current Web and applications hosting model or that adequate funding will be available to allow it to continue operations subsequent to the one-year time period.

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -- The financial statements include the accounts of Interland, Inc. and its wholly owned subsidiaries. Investments in companies in which the Company has significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany balances and transactions have been eliminated. During fiscal year 2001, the Company changed its year-end from a 52 or 53-week period ending on the Thursday closest to August 31, to a fiscal year ending on the calendar month-end of August 31. The years ended August 31, 2000 and September 2, 1999 contained 52 weeks. All references to periods including annual and quarterly are on a fiscal basis. On August 30, 2001, Micron Technology Inc. ("MTI") sold all of its shares of Interland common stock, representing approximately 43% of the Company's outstanding common stock, to Micron Semiconductor Products, Inc. ("MSP"), a wholly subsidiary of MTI. Also on August 30, 2001, MSP donated all of the Securities to Micron Technology Foundation, Inc. (the "Foundation"). As of August 31, 2001, the Foundation owned approximately 43% of the Company's outstanding common stock.

USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The amounts that the Company will ultimately incur or recover could differ materially from its current estimates. The underlying estimates and facts supporting these estimates could change in 2002 and thereafter.

REVENUE RECOGNITION -- Revenues from continuing operations are primarily generated from shared and dedicated hosting, managed services, e-commerce services, applications hosting and domain name registrations. Revenues are recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to 24 months and typically require up-front fees. These fees, including set-up fees for hosting services, are deferred and recognized ratably over the customers' expected service period. Deferred revenues represent the liability for advance billings to customers for services not yet provided.

BASIC AND DILUTED INCOME (LOSS) PER SHARE -- Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share are computed using the weighted average number of common shares outstanding and potential common shares outstanding when their effect is dilutive. Potential common shares result from the assumed exercise of outstanding stock options and warrants. Basic and diluted income (loss) per share for all periods presented have been restated to reflect results from both continuing and discontinued operations.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


In addition to net income (loss) per share, the Company has also reported per share amounts on the separate income statement components required by Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", as amended. Because the Company has reported a loss from continuing operations during fiscal years 2001 and 2000, the effect of dilutive securities is excluded from the calculation of per share amounts for those years.

COMPREHENSIVE INCOME -- The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires the disclosure of accumulated other comprehensive income or loss (excluding net income or loss) as a separate component of shareholders' equity.

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK -- Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash equivalents, short-term investments, receivables, other assets, accounts payable and accrued expenses and long-term debt are considered by management to be reasonable approximations of their fair values, based on information available as of August 31, 2001. The use of different assumptions could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential taxes or other expenses that would be incurred in an actual settlement.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, short and long-term investments and trade and other receivables. The Company invests its cash in credit instruments of highly rated financial institutions and performs periodic evaluations of the credit standing of these financial institutions. The Company's policies limit the concentration of credit exposure by restricting investments with any single obligor, instrument or geographic area.

RESTRICTED INVESTMENTS -- Restricted investments consist primarily of commercial paper and money market securities with maturities of less than one year, and are carried at cost which approximates fair market value. These investments are restricted to use by certain vendors and creditors for rent, credit card processing, lease payments and other items. These investments are classified based upon the term of the restriction, not necessarily the underlying security.

GOODWILL AND OTHER INTANGIBLES -- The Company accounted for goodwill and other intangible assets acquired as part of the Interland-Georgia merger under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", and is planning on adopting the provisions of SFAS No. 142 for all other intangibles in the first fiscal quarter of 2002. Goodwill acquired as part of previous acquisitions and other intangibles are amortized on a straight-line basis over their expected useful lives, not exceeding 10 years. In connection with the Company's restructuring program (see Restructuring, Merger and Other Charges footnote) the Company wrote off goodwill and other intangible assets acquired as part of previous acquisitions.

PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment, including software, are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 10 years for leasehold improvements and 2 to 5 years for equipment and software. The Company leases certain equipment under capital leases. Equipment under capital leases is depreciated using the straight-line method over the lease term.

ADVERTISING -- Advertising costs are charged to operations as incurred.

INCOME TAXES -- The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

STOCK-BASED COMPENSATION -- Employee stock awards under the Company's compensation plans are accounted for in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company provides the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS No. 123.

RECENTLY ISSUED ACCOUNTING STANDARDS -- In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivatives be recorded as either

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


assets or liabilities in the balance sheet and be marked-to-market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt instruments. The Company implemented SFAS No. 133 in the first quarter of 2001 and it did not have a material impact on our results of operations, financial condition or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." The SAB summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in financial statements. The provisions of SAB No. 101 became effective in fiscal 2001 and did not have a material impact on our results of operations, financial condition or cash flows.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting; therefore, the pooling-of-interests method of accounting is prohibited. SFAS 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if the intangible asset arises from contractual or other legal rights or the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS 141. SFAS 141 is effective for all business combinations completed after June 30, 2001 and accounted for as a purchase and for all business combinations "initiated" after June 30, 2001, as defined.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets be amortized over their useful lives unless that life is determined to be indefinite. Intangible assets shall be evaluated annually to determine whether events and circumstances continue to support an indefinite useful life. An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Adoption of SFAS No. 142 is required during the Company's fiscal 2003, and early adoption is permitted. The goodwill and intangible assets acquired as part of the Interland-Georgia purchase business combination were required to be accounted for in accordance with the "amortization and non-amortization" provisions of SFAS 142. The Company will adopt SFAS No. 142 effective September 1, 2001, which will eliminate goodwill amortization starting in fiscal 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company will be required to adopt this statement no later than September 1, 2002. The Company is currently analyzing the impact the adoption of this pronouncement may have on its consolidated financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after Dec 15, 2001. This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of Goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142 Under SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30. The Company will be required to adopt this statement no later than September 1, 2002. The Company is currently analyzing the impact the adoption of this pronouncement may have on its consolidated financial position, results of operations, or cash flows.

RECLASSIFICATIONS -- Certain reclassifications have been made, none of which affected net income, to present the statements on a consistent basis.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


In addition to the significant accounting policies outlined above, the Company's significant accounting policies relating specifically to discontinued operations are listed below.

REVENUE RECOGNITION -- Revenues from product sales to customers is generally recognized upon shipment. A provision for estimated sales returns is recorded in the period in which the sales are recognized. Revenues from service and support contracts for which we are primarily obligated is recognized over the term of the contract. Revenues from sales of third party service contracts for which we are not obligated is recognized at the time of sale.

INVENTORIES -- Inventory balances are stated at the lower of cost or market, with cost being determined on an average cost basis.

PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment, including software, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 30 years for buildings and 2 to 10 years for equipment and software. Effective September 4, 1998, the Company revised its estimated useful lives of certain information technology assets, including enterprise software, enterprise hardware and telecommunications systems. Originally, the estimated lives of these assets were two and three years. The revision extended the lives to five years, on a prospective basis, which the Company believes is a more accurate reflection of the assets' actual useful lives. This revision reduced depreciation and amortization expense in discontinued operations by $4 million ($2.5 million net of tax) in 1999.

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

PRODUCT AND PROCESS TECHNOLOGY -- Costs related to the conceptual formulation and design of products and processes are expensed as research and development. Costs incurred to establish patents and acquire product and process technology are capitalized. Capitalized costs are amortized using the straight-line method over the shorter of the estimated useful life of the technology, the patent term or the agreement, ranging up to 10 years.

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

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

DISCONTINUED OPERATIONS

The Company has discontinued the operations of its PC Systems and SpecTek business segments. These segments are accounted for as discontinued operations in accordance with APB No. 30. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations.

Operating results for the discontinued operations are reported, net of tax, under "Income (loss) from discontinued operations" on the accompanying consolidated Statements of Operations. In addition, the loss for the disposal of the discontinued operations has also been recorded, net of tax, under "Loss on disposal of discontinued operations" on the accompanying consolidated Statements of Operations.

For financial reporting purposes, the assets and liabilities of the discontinued operations are combined and classified in the accompanying consolidated Balance Sheet as of August 31, 2000, under "Net assets of discontinued operations." Cash flows from the discontinued operations are also stated separately on the accompanying consolidated Statements of Cash Flows, under "Net cash provided by (used in) discontinued operations."

PC SYSTEMS

On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC ("GTG PC"), an affiliate of the Gores Technology Group. Under the terms of the agreement, GTG PC received assets, which included $76.5 million in cash, and assumed specified liabilities of the PC Systems business. The loss on disposal was $212.2 million. Included in the loss on disposal are employee termination costs of approximately $15.4 million, of which $.3 million is included in the accompanying consolidated Balance Sheets under "Accounts payable and accrued liabilities" at August 31, 2001. The Company expects that all remaining severance liabilities will be settled by the first fiscal quarter of 2002. The Company retained all liabilities of the PC Systems business not assumed by GTG PC, including, for example, liabilities for taxes arising prior to the closing of the transaction, employee termination and related expenses, and any contingent liabilities arising prior to the closing date. The Company has recorded an estimate of all retained liabilities of the discontinued PC Systems business at August 31, 2001, but such amount is subject to final determination with the purchaser, which could result in a revision in the estimated loss on disposal of discontinued operations. In addition, the Company has agreed for a period of three years not to compete with the PC Systems business, and for two years, not to solicit or hire prior employees of the PC Systems business. For a transition period after the closing of the purchase, GTG PC agreed to provide some information technology, financial, telecommunications and human resources services to the Company at its cost plus 10% during the first four months after the closing, and at its cost plus 25% for the following two months.

For a period of two years following the closing of the purchase, or for the applicable statute of limitations with respect to taxes and government contracts, the Company is obligated to indemnify the purchaser and affiliated entities for any breaches of the representations and warranties contained in the agreement. In addition, the Company is obligated for an indefinite period of time to indemnify the purchaser and affiliated entities for any breaches in covenants. The agreement provides that the maximum aggregate liability of the Company for indemnification under the agreement is $10.0 million.

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

Summarized below are the operating results for the PC Systems business, which are included together with SpecTek's operating results in the accompanying consolidated Statements of Operations, under "Income (loss) from discontinued operations."

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


(IN THOUSANDS)                                                          FOR THE YEAR ENDED
                                                           ----------------------------------------------
                                                            AUGUST 31,       AUGUST 31,      SEPTEMBER 2,
                                                               2001             2000            1999
                                                           ------------     ------------     ------------
Net sales                                                  $    602,818     $  1,031,852     $  1,237,748
                                                           ------------     ------------     ------------
Loss before income taxes                                        (65,075)        (104,797)         (28,419)
Income tax benefit                                                   --           29,508           10,499
                                                           ------------     ------------     ------------
Loss from discontinued operations, net of tax                   (65,075)         (75,289)         (17,920)
Loss on disposal of discontinued operations, net of tax        (212,164)              --               --
                                                           ------------     ------------     ------------
Loss from discontinued operations, net of tax              $   (277,239)    $    (75,289)    $    (17,920)
                                                           ============     ============     ============

Included in other expense of discontinued PC Systems operations in 1999 was a $4 million charge associated with the closure and consolidation of its Micron Electronics Japan operation. The charge includes those costs associated with employee payroll and severance of $1 million for approximately 45 employees, fixed asset write-downs of $1 million and other closure related costs of $2 million. All of the closure liabilities had been settled by September 2, 1999.

Summarized below are the assets and liabilities of the PC Systems business, which are included together with the assets and liabilities of SpecTek, in the accompanying consolidated Balance Sheets under "Net assets of discontinued operations."

(IN THOUSANDS)                          AUGUST 31, 2000
-----                                   ---------------
ASSETS

Receivables                                   175,496
Inventories                                    17,138
Other current assets                            7,524
Property, plant and equipment, net            138,134
Other assets                                    6,437
                                         ------------
Total assets                                  344,729
                                         ------------

LIABILITIES

Accounts payable and accrued expenses         214,071
Other liabilities                              18,999
                                         ------------
Total liabilities                             233,070
                                         ------------
Net assets of discontinued operations    $    111,659
                                         ============

SPECTEK

The Company has discontinued the operations of its SpecTek business segment, which is accounted for as discontinued operations in accordance with APB No. 30. Pursuant to the Amended and Restated Component Recovery Agreement (as amended, the "Component Recovery Agreement"), dated effective September 2, 1999, MTI exercised its rights to purchase the assets of the SpecTek business. On March 22, 2001, the Company entered into a Purchase Agreement (the "Purchase Agreement") to sell all assets primarily used by SpecTek and certain land, buildings and intellectual property to MTI. Pursuant to the terms of the Purchase Agreement, the Company transferred the land, buildings and intellectual property to MTI on March 22, 2001, and received $18 million of cash in excess of the historical cost from MTI. This amount has been recorded, net of tax, as an increase in additional paid in capital. The Company has leased back a portion of the land and buildings from MTI and has also been granted a license to use certain of the intellectual property. In addition, MTI agreed to pay the Company for the March 1, 2001 net book value of the assets used by SpecTek, less any outstanding intercompany payables. The proceeds from this transaction, net of intercompany payables, were approximately $39.6 million, not including certain land, buildings and intellectual property. Pursuant to the Purchase Agreement, the assets used by SpecTek were transferred to MTI on April 5, 2001.

Summarized below are the operating results for SpecTek, which are included together with the PC Systems business' operating results, in the accompanying consolidated Statements of Operations under "Income (loss) from discontinued operations."

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED


(IN THOUSANDS)                                                          FOR THE YEAR ENDED
                                                            AUGUST 31,      AUGUST 31,      SEPTEMBER 2,
                                                               2001            2000             1999
                                                           ------------    ------------     ------------
Net sales                                                  $    248,309    $    491,502     $    199,617
                                                           ------------    ------------     ------------
Income before income taxes                                       62,836         200,084           80,141
Income tax provision                                               --           (57,060)         (30,884)
                                                           ------------    ------------     ------------
Income from discontinued operations, net of tax                  62,836         143,024           49,257
Gain on disposal of discontinued operations, net of tax           2,926            --               --
                                                           ------------    ------------     ------------
Income from discontinued operations, net of tax            $     65,762    $    143,024     $     49,257
                                                           ============    ============     ============

Summarized below are the assets and liabilities of SpecTek, which are included with the assets and liabilities of the PC Systems business, in the accompanying consolidated Balance Sheets under "Net assets of discontinued operations."

(IN THOUSANDS)                               AUGUST 31, 2000
-----                                        ---------------
ASSETS

Receivables                                   $     53,968
Inventories                                         13,620
Property, plant and equipment, net                  35,619
Other assets                                           411
                                              ------------
Total assets                                  $    103,618
                                              ============

LIABILITIES

Accounts payable and accrued expenses         $    126,626
Other liabilities                                      423
                                              ------------
Total liabilities                                  127,049
                                              ------------

Net liabilities of discontinued operations    $    (23,431)
                                              ============


OTHER EXPENSE (INCOME), NET

In June 2001, the Company sold substantially all of its consumer dial-up accounts for $3.8 million. The sale resulted in a gain of $2.5 million in fiscal 2001.

RESTRUCTURING, MERGER AND OTHER CHARGES

During the fourth quarter of 2001, the Company approved and implemented a restructuring program in connection with its acquisition of Interland-Georgia. The restructuring plan, which is expected to be completed by August 31, 2002, provides for the consolidation of the Company's operations and elimination of duplicative facilities. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," the restructuring costs, excluding asset impairments, were recognized as liabilities at the time management committed the Company to the plan. Management determined that these costs provided no future economic benefit, they were incremental to other costs incurred by the Company prior to the restructuring, or were contractual obligations that existed prior to the date the plan was approved and were either continued after the exit plan was completed with no economic benefit to the Company or were non-cancelable without a penalty; and they were incurred as a direct result of the plan to exit the identified activities. The asset impairments were accounted for in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of," and are included in merger, integration and restructuring costs in the Consolidated Statements of Operations.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

The restructuring charges and related accruals recognized under the plan affected the Company's consolidated financial position as follows:

                                                 Property,                       Employee
                                 Lease          plant and      Other exit      termination      Goodwill and
(in thousands)                abandonments      equipment         costs          benefits       intangibles        Total
                              ------------     ------------    ------------    ------------     ------------     --------
Balance at August 31, 2000            --               --              --              --               --             --
  Plan charges                $      9,404     $     26,915    $      3,528    $        727     $     69,704     $110,278
  Cash paid                           (683)            --              --              (498)            --         (1,181)
  Non-cash write-downs                --            (26,915)           --              --            (69,704)     (96,619)
                              ------------     ------------    ------------    ------------     ------------     --------
Balance at August 31, 2001    $      8,721     $         --    $      3,528    $        229     $         --     $ 12,478
                              ============     ============    ============    ============     ============     ========

The lease abandonment charge represents future lease payments for data centers and office facilities being exited. Asset impairments of $26.9 million represent the write down of leasehold improvements, equipment, and software that will no longer be used due to the facility terminations and the integration and merging of the Company's hosting facilities. The other exit costs represent termination penalties for bandwidth and data connectivity contracts. Approximately $727,000 of employee termination benefits were recorded for a reduction of the workforce of approximately 88 employees. The fair value of the impaired property, plant and equipment of the duplicative facilities, including the related goodwill and intangibles of $69.7 million, was based on estimated salvage values because the estimated cash flows were negative. Total accrued liabilities of $12.5 million are included in the balance sheet under "Accrued expenses."

The Company also recorded a charge for merger costs of $1.7 million for financial advisory services, legal, accounting and other direct expenses related to the Interland-Georgia acquisition, which has been recorded in "Merger, integration and restructuring costs".

GAIN ON SALE OF MCMS COMMON STOCK

On September 29, 2000, the Company sold its remaining 10% interest in MCMS for a net gain of $4.5 million, which is included in the consolidated statement of operations as "Loss on investments, net." MCMS was formerly the Company's wholly-owned subsidiary of which 90% was sold in February 1998.

ACQUISITIONS

The Company has acquired a number of companies to expand its Web hosting and Internet access capabilities. Over the past three years, the Company has acquired four Web and applications hosting companies and one Internet access company.

On August 6, 2001, the Company acquired 100 percent of the outstanding common shares of Interland-Georgia by issuing 0.861 shares of the Company's common stock in exchange for each share of Interland-Georgia common stock or 40,899,803 shares. In addition, the Company issued options and warrants to purchase shares of the Company's common stock in exchange for each issued and outstanding Interland-Georgia option and warrant using the ratio of 0.861 shares of the Company for each share of Interland-Georgia. The results of Interland-Georgia's operations have been included in the consolidated financial statements since the date of acquisition. Interland-Georgia is an Atlanta, Georgia, based Web and applications hosting company serving small- and medium-sized businesses. The primary goal of the acquisition was to create a new company with much greater scale. The Company also expects to reduce costs through economies of scale and restructuring its business (see "Restructuring, Merger, and Other Charges" footnote). The aggregate purchase price was $127.2 million, including equity issued, including common stock, stock options and warrants, with a value of $122.9 million and cash of $4.3 million. The value of the 40,899,803 common shares issued was determined based on the average market price of the Company's common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced on March 23, 2001.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                              Fair Value
                            ------------
(in thousands)
Current assets              $     26,781
Property and equipment            30,462
Intangible assets                 17,500
Other assets                         507
Goodwill                         104,406
Current liabilities              (44,547)
Long-term liabilities             (7,943)
                            ------------
     Net assets acquired    $    127,166
                            ============

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

Of the total $17.5 million of acquired intangible assets, $12 million was assigned to purchased software (5 year useful life), $4.9 million was assigned to registered trademarks (7 year useful life), and $600,000 was assigned to reseller and strategic alliances (3 year useful life). The $104.4 million of goodwill is not expected to be deductible for tax purposes.

On December 14, 1999 the Company acquired LightRealm, Inc. ("LightRealm"), a Kirkland, Washington-based Web and applications hosting and Internet access company serving small- and medium-sized businesses. The Company paid approximately $48 million in cash, including expenses in exchange for 100% of LightRealm's outstanding stock. On March 16, 2000, the Company acquired Worldwide Internet Publishing Corporation ("WIPC"), a Boca-Raton, Florida-based Web hosting company that also served small- and medium-sized businesses. The Company paid approximately $13 million in cash, including expenses in exchange for 100% of the outstanding stock of WIPC. The Company accounted for both transactions as purchases and allocated the purchase price to the net assets acquired, including intangible assets, based on the their fair values as determined by an independent appraiser. The Company's results of operations for 2000 include the results of operations of LightRealm and WIPC, subsequent to their respective acquisition dates.

On March 24, 2000, the Company acquired certain assets and assumed certain liabilities, which consisted primarily of warranty obligations, of Inacom, for approximately $5 million in cash. Included in the assets were accounts receivable and a number of contracts with various federal agencies, including the Department of Veterans Affairs Procurement of Hardware and Software ("PCHS") contract. The PCHS contract is currently in its third year of a five-year term and is open to orders from all government agencies. The operations and the assets and liabilities of the Inacom acquisition are included with the discontinued operations of the PC Systems business.

A summary of the net assets of LightRealm, WIPC and Inacom at their respective acquisition dates, including deferred tax effects is as follows:

(in thousands)                     Fair Value
                                  ------------
Property and equipment            $      2,367
Goodwill and other intangibles          67,750
Net current assets                       6,487
Net non-current liabilities             (3,427)
Net deferred tax liability              (7,187)
                                  ------------
                                  $     65,990
                                  ============

On August 2, 1999, the Company acquired NetLimited, Inc. (d.b.a. "HostPro"), a Seattle-based Web and applications hosting provider serving small- and medium-sized businesses. The Company paid approximately $22 million in cash, including expenses in exchange for 100% of the outstanding stock of HostPro. The purchase agreement contained a clause permitting an upward or downward adjustment to the purchase price of up to 10% depending on the number of subscriber accounts existing on February 24, 2000. The number of subscriber accounts met the requirements as specified in the agreement, and accordingly the Company paid an additional $2 million in March 2000 to the original shareholders, which was capitalized as part of the purchase price.

An independent appraiser through an analysis using a risk adjusted cash flow model determined the fair value of HostPro's technology. The analysis estimated future cash flows derived from the technology or products incorporating the technology. These cash flows were discounted taking into account the life expectancy of the technology and risks related to existing and future markets. Technology was segregated into that which was determined to be completed (those currently technologically feasible but that may require adjustments or relatively minor enhancements) and in-process (technologies that require additional research and development efforts to reach technological feasibility). Estimated future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability, stage of completion, work required to establish feasibility and to the completion of products the Company would ultimately market. The analysis resulted in the allocation of $1 million of purchase price to in-process research and development. In management's opinion, the acquired in-process research and development had not yet reached a stage where feasibility, delivery or product features were certain and had no alternative future use. As a result, acquired in-process research and development was charged to expense during the fourth quarter of 1999.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

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

A summary of the net assets acquired, including the $2 million additional purchase price paid in March 2000 and deferred tax effects is as follows:


(in thousands)                                 FAIR VALUE
--------------                                ------------
In-process research and development           $     1,000
Property and equipment                              2,812
Goodwill and other intangibles                     23,849
Net current assets                                    661
Net deferred tax liability                         (2,127)
                                              ------------
                                              $    26,195
                                              ============


The following unaudited pro forma information reflects the results of the Company's continuing operations for the years ended August 31, 2001, August 31, 2000 and September 2, 1999 as if the acquisition of Interland-Georgia had occurred at the beginning of 2000 and the acquisitions of LightRealm, WIPC, HostPro and MIS had occurred at the beginning of 1999, after giving effect to certain adjustments, including amortization of intangibles, depreciation, and related income tax effects. Goodwill related to the Interland-Georgia acquisition is not amortized in these proforma results. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place at the beginning of the periods presented or operating results which may occur in the future.

                                                    UNAUDITED          UNAUDITED          UNAUDITED
FISCAL YEAR ENDED                                AUGUST 31, 2001    AUGUST 31, 2000   SEPTEMBER 2, 1999
-----------------                                ---------------    ---------------   -----------------
(in thousands, except per share data)

Revenues from continuing operations                  $103,239          $58,131          $22,357
Loss from continuing operations                      (227,981)         (77,134)          (7,675)
Net income (loss)                                    (439,458)          (9,399)          26,378

Earnings (loss) per share, basic:
     Continuing operations                             $(2.29)           $(.80)          $(0.08)
     Net income (loss)                                 $(2.12)            $.70            $0.27

Earnings (loss) per share, diluted:
     Continuing operations                             $(2.29)           $(.80)          $(0.08)
     Net income (loss)                                 $(2.12)            $.70            $0.27

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED


INVESTMENT SECURITIES


(IN THOUSANDS)                                                      AUGUST 31, 2001        AUGUST 31, 2000
--------------                                                      ---------------        ---------------
Held to maturity investment securities, at amortized cost:
     Commercial paper                                                  $  88,553              $ 128,836
     State and local government                                           17,900                 62,077
     U.S. Government agency                                                9,968                 96,018
     Certificates of deposit                                               2,839                     --
                                                                       ---------              ---------
                                                                         119,260                286,931
Less: cash equivalents                                                   (53,848)              (160,899)
Less: restricted cash                                                    (27,944)                    --
                                                                       ---------              ---------
Investments                                                            $  37,468              $ 126,032
                                                                       =========              =========


RECEIVABLES

(IN THOUSANDS)                                                      AUGUST 31, 2001        AUGUST 31, 2000
--------------                                                      ---------------        ---------------
Trade receivables                                                      $   7,367              $   3,639
Notes receivable - related parties                                           555                     --
Other                                                                      5,464                  1,070
Allowance for doubtful accounts                                           (1,810)                  (305)
                                                                       ---------              ---------
                                                                       $  11,576              $   4,404
                                                                       =========              =========


Interland-Georgia loaned two of its shareholder officers, one of whom is no longer affiliated with the Company, $225,000 each. The notes are full recourse and are also secured by common stock of the Company owned by the individuals, bear interest at 10% per annum and are due on demand. The notes have accrued interest of $105,000 as of August 31, 2001.

PROPERTY, PLANT AND EQUIPMENT

(IN THOUSANDS)                                                      AUGUST 31, 2001        AUGUST 31, 2000
--------------                                                      ---------------        ---------------

Computer, office equipment and software                                $  49,985              $  16,429
Leasehold improvements                                                    13,551                 10,550
Assets in progress                                                         1,935                 14,990
Less:  accumulated depreciation and amortization                          (5,622)                (4,296)
                                                                       ---------              ---------
                                                                       $  59,849              $  37,673
                                                                       =========              =========


Depreciation and amortization of property, plant and equipment was $11.6 million, $4.2 million and $0.0 million for 2001, 2000 and 1999, respectively.

ACQUIRED INTANGIBLES AND GOODWILL

(IN THOUSANDS)                                                      AUGUST 31, 2001        AUGUST 31, 2000
--------------                                                      ---------------        ---------------
Goodwill                                                               $ 104,406              $  65,375
Acquired intangibles                                                      17,500                 24,700
                                                                       ---------              ---------
                                                                         121,906                 90,075
     Less accumulated amortization                                          (284)                (8,254)
                                                                       ---------              ---------
                                                                       $ 121,622              $  81,821
                                                                       =========              =========

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED


Amortization of goodwill and acquired intangible assets relating to continuing operations was $13.0 million, $8.0 million and $0.2 million for 2001, 2000 and 1999, respectively. Amortization of goodwill and acquired intangible assets relating to discontinued operations was $0.8 million and $0.5 million for 2001 and 2000, respectively. Goodwill associated with the acquisition of Interland-Georgia is not being amortized in accordance with FAS 142. Goodwill, acquired intangibles and the associated accumulated amortization related to prior acquisitions were written off in connection with the Company's restructuring plan (see "Restructuring, Merger and Other Charges" footnote).

EQUITY INVESTMENT

On April 7, 2000, the Company invested $7 million in Bird on a Wire, Inc. ("BOAW"), a dedicated Web hosting start-up company in exchange for a non-interest bearing convertible debenture. The Company has accounted for this investment using the equity method of accounting. Correspondingly, losses incurred by BOAW have been treated as a reduction in its equity investment. On May 28, 2001, BOAW entered into a definitive agreement to sell its assets. After settling BOAW liabilities, the Company received net proceeds of $1.5 million and has recorded a loss on disposal of approximately $1.7 million, which is included in the consolidated Statements of Operations under "Loss on investments, net".

During the year ended August 31, 2001, the Company also wrote off a $5.0 million investment, which is also included in the consolidated statement of operations under "Loss on investments, net".

ACCRUED EXPENSES

(IN THOUSANDS)                                                      AUGUST 31, 2001        AUGUST 31, 2000
--------------                                                      ---------------        ---------------
Accrued payroll and related liabilities                                $   7,694              $   3,442
Taxes payable                                                                559                  7,268
Accrued restructuring liabilities                                         12,478                     --
Acquisition related liabilities                                            8,837                     --
Accrued lease payments                                                     3,398                     --
Accrued legal liabilities                                                  3,153                     --
Accrued professional fees                                                  2,070                     --
Other                                                                     19,487                  6,426
                                                                       ---------              ---------
                                                                       $  57,676              $  17,136
                                                                       =========              =========

DEBT

(IN THOUSANDS)                                                      AUGUST 31, 2001        AUGUST 31, 2000
--------------                                                      ---------------        ---------------
Capitalized lease obligations payable in monthly
     installments through February 2006, weighted average
     interest rate of 16.05% and 10.29%, respectively                  $  33,736              $     117
Notes payable                                                              5,370                  1,854
                                                                       ---------              ---------
                                                                          39,106                  1,971
Less current portion                                                     (14,875)                (1,971)
                                                                       ---------              ---------
                                                                       $  24,231              $      --
                                                                       =========              =========


Equipment under capital leases net of accumulated amortization was $32.9 million as of August 31, 2001.

The Company has an outstanding note payable under a secured credit agreement expiring July 31, 2003. As of August 31, 2001, the Company borrowed the full amount under the agreement of $5.4 million. Under the agreement, the Company is required to maintain cash and cash equivalents of $6.7 million in a restricted investment account. The note requires monthly interest only payments with the principal and any accrued interest payable on July 31, 2003. The note bears interest at a rate equal to prime less 100 basis points . At August 31, 2001, the applicable interest rate was equal to 5.5%. At August 31, 2000, the Company had an unsecured credit agreement with a group of financial institutions providing for borrowings totaling $100 million. On March 28, 2001, the Company terminated this credit agreement.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED


Interest income is net of approximately $0.06 million, $0.2 million and $0.4 million of interest expenses in 2001, 2000 and 1999, respectively. Construction period interest of approximately $0, $0.2 million and $1 million, was capitalized into the cost of discontinued operations assets in 2001, 2000 and 1999, respectively.

WARRANTS

In connection with the purchase of Interland-Georgia on August 6, 2001, the Company issued warrants to purchase shares of the Company's common stock in exchange for each issued and outstanding Interland-Georgia warrant using the exchange ratio of 0.861 shares of the Company for each share of Interland-Georgia. All of the warrants are fully vested except for warrants for the purchase of 231,540 shares of common stock. Following is a summary of the outstanding warrants issued by the Company:


  WARRANT HOLDER                    EXPIRATION DATE                  NUMBER OF SHARES               EXERCISE PRICE
  --------------                    ---------------                  ----------------               --------------
Verizon                            October 11, 2003                     2,696,652                      $  20.91
Microsoft Corporation             December 24, 2004                       470,519                          6.24
Microsoft Corporation                 July 26, 2005                       403,594                         13.94
Road Runner                        January 28, 2002                       324,528                          9.67
VeriSign                              July 26, 2005                       322,875                         13.94
VeriSign                             March 15, 2005                       320,648                          6.24
Compaq                                June 30, 2003                        78,110                         12.90
Compaq                            December 31, 2003                        69,167                         13.94
Hewlett Packard                       June 30, 2003                        38,745                         12.90
Transamerica                        October 3, 2005                        21,525                         13.94
Transamerica                            May 1, 2005                        18,598                          9.67
                                                                         --------
    Total                                                                4,764,961
                                                                         ========

STOCK PURCHASE AND INCENTIVE PLANS

The Company's 1995 Employee Stock Purchase Plan (the "Plan") allows eligible employees to purchase shares of common stock through payroll deductions. The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each six-month offering period and is restricted from resale for a period of one year from the date of purchase. Purchases are limited to 20% of an employee's eligible compensation. A total of 2,500,000 shares are reserved for issuance under the plan, of which

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED


approximately 1,044,000 shares had been issued as of August 31, 2001. Shares issued under the Plan during 2001, 2000 and 1999, were approximately 183,000, 169,000 and 184,000, respectively.

The Company has two stock option plans, the 2001 Equity Incentive Plan (the "2001 Plan") and the 1995 Stock Option Plan (the "1995 Plan", collectively referred to as the "Option Plans").

The Company's 2001 Plan provides for the granting of non-statutory stock options and restricted stock awards. As of August 31, 2001, there were 6,858,000 shares of common stock reserved for issuance under the 2001 Plan. Exercise prices of the non-statutory stock options may be less than fair market value at the date of grant. Stock options granted generally vest as to 25% of the shares issued under the option grant after one year from the date of grant. Subsequent to the one-year anniversary of the grant, the options become vested as to 2.08% of the total shares of the options grant per month.

The Company's 1995 Plan provides for the granting of incentive and non-statutory stock options. As of August 31, 2001, there were 15 million shares of common stock reserved for issuance under the 1995 Plan. Exercise prices of the incentive and non-statutory stock options are 100% of the fair market value of the Company's common stock on the date of grant. Prior to April 28, 1999 exercise prices of the incentive and non-statutory stock options were generally issued at 100% and 85%, respectively, of the fair market value of the Company's common stock on the date of grant. Stock options granted to employees and executive officers after April 28, 1999 typically have a term of ten years and vest twenty-five percent each year for four years from the date of grant. Stock options granted to employees and executive officers prior to April 28, 1999 typically have a term of six years and vest 20% each year for five years from the date of grant.

Option activity under the Option Plans is summarized as follows (amounts in thousands, except per share amounts):


FISCAL YEAR ENDED                           AUGUST 31, 2001               AUGUST 31, 2000               SEPTEMBER 2, 1999
-----------------                      ------------------------     ------------------------     ------------------------
                                                      WEIGHTED                      WEIGHTED                     WEIGHTED
                                                      AVERAGE                       AVERAGE                      AVERAGE
                                        NUMBER        EXERCISE        NUMBER        EXERCISE      NUMBER         EXERCISE
                                       OF SHARES        PRICE       OF SHARES        PRICE       OF SHARES         PRICE
                                       ---------      ---------     ---------      ---------     ---------      ---------
Outstanding at beginning of year           8,203      $   11.90         7,448      $   12.56         5,292      $   12.56
Granted                                    6,179           3.79         2,719          10.94         3,713          12.77
Conversion of HostPro stock plans          3,625           2.56            --             --            --             --
Acquisition of Interland-Georgia           5,227           3.00            --             --            --             --
Exercised                                    (10)         11.79          (229)         12.17          (218)         12.28
Terminated or canceled                    (5,309)         10.15        (1,735)         13.20        (1,339)         13.21
                                       ---------                    ---------                    ---------
Outstanding at end of year                17,915           5.13         8,203          11.90         7,448          12.56
                                       =========                    =========                    =========

Exercisable at end of year                 7,715          11.51         2,233          12.40         1,426          12.86
Shares available for future grant
  under the 2001 Plan                      2,428                           --                           --
1995 Plan                                  6,736                        6,406                        2,390

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED


The following table summarizes information about the Company's stock options outstanding under the Option Plans as of August 31, 2001 (amounts in thousands, except per share amounts):

                                         OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                              -----------------------------------------        -----------------------
                                               WEIGHTED        WEIGHTED                       WEIGHTED
                                               AVERAGE          AVERAGE                       AVERAGE
                               NUMBER         REMAINING        EXERCISE          NUMBER       EXERCISE
RANGE OF EXERCISE PRICES      OF SHARES      LIFE (YEARS)        PRICE         OF SHARES        PRICE
------------------------      ---------      ------------      --------        ---------      --------
Less than $2.00                 4,274             8.7           $  1.20             822        $ 1.16
$2.01 - $5.00                   8,489             6.6              3.34           4,602          3.34
$5.01 - $10.00                  1,622             6.2              8.44             564          8.59
$10.01 - $15.00                 3,351             4.9             12.12           1,624         12.15
Greater than $15.00               179             2.7             17.59             103         17.92
                               ------                                            ------
                               17,915                                             7,715

The Company adopted the disclosure-only provisions of SFAS 123, and elected to continue to measure compensation expense for its stock-based employee compensation using the intrinsic value method prescribed by APB No. 25. The fair value of options at date of grant is estimated using the Black-Scholes options pricing model. The weighted average assumptions and resulting fair values at date of grant for options granted during 2001, 2000 and 1999, follow:


                                                     STOCK OPTION PLANS SHARES            EMPLOYEE STOCK PURCHASE PLAN SHARES
                                               -------------------------------------      ------------------------------------
SHARES                                            2001         2000          1999            2001         2000         1999
---------------------------                    ---------    ---------      ---------      ---------     ---------    ---------
Assumptions:
    Expected life                              3.0 years    3.2 years      3.5 years      0.5 years     0.5 years    0.5 years
    Risk-free interest rate                         4.0%          6.1%           5.0%           4.0%          5.6%         4.5%
    Expected volatility                            76.1%         72.0%          70.0%          76.1%         72.0%        70.0%
    Dividend yield                                  0.0%          0.0%           0.0%           0.0%          0.0%         0.0%

Weighted average fair values:
    Exercise price equal to market price          $2.18     $    6.31      $    6.88             --            --           --
    Exercise price less than market price         $1.66     $    8.83      $    8.46      $    3.32     $    3.99    $    4.79

Stock based compensation costs would have increased net loss by $21 million, or $0.21 per diluted share in 2001 and reduced net income by $17 million and $9 million or $0.17 and $0.09 per diluted share in 2000 and 1999, respectively, if the fair values of all options granted subsequent to 1995 had been recognized as compensation expense on a straight-line basis over the vesting period of the grants. The pro forma effect on net income (loss) for 2001, 2000 and 1999, may not be representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to the adoption of SFAS No. 123.

On August 17, 2000, the Board of Directors of the Company and HostPro adopted the 2000 Equity Incentive Plan I and 2000 Equity Incentive Plan II (the "HostPro Stock Plans"), reserving a total of 10 million shares of HostPro Common Stock for issuance under the plans. The grants awarded vested as to 25% of the shares issued under the option grant after one year from the date of grant. Subsequent to the one-year anniversary of the grant, the options vest as to 2.08% of the total shares of the option grant per month. Options could not be exercised prior to (i) issuance to the public of shares of Common Stock pursuant to an S-1 Registration Statement under the Securities Act of 1933, as amended or (ii) five years from the date of grant; provided that any option granted to a resident of

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED


California who is not an officer or director of HostPro shall become exercisable at the rate of no less than 20% per year over five years from the date of grant. In March 2001, the Company converted all the outstanding options under the HostPro Stock Plans using an exchange ratio of 0.5715, to stock options of the Company and adopted the HostPro Stock Plans as the 2001 Equity Incentive Plan. The Company recorded deferred compensation of $3.2 million related to this conversion, of which $268,000 was amortized in 2001.

Option activity under HostPro's Stock Plans are as follows (amounts in thousands, except per share amounts):

FISCAL YEAR ENDED                                        AUGUST 31, 2001                          AUGUST 31, 2000
-----------------                                 ------------------------------           ------------------------------
                                                                       Weighted                                 Weighted
                                                                        average                                  average
                                                    Number             exercise              Number              exercise
                                                  of shares              price             of shares              price
                                                  ---------            ---------           ---------            ---------
Outstanding at beginning of year                      3,875            $    2.25                  --            $      --
Granted                                               4,020                  .92               3,876                 2.25
Exercised                                                --                                       --                   --
Terminated or canceled                               (4,270)                 .68                  (1)                2.25
Converted to the 2001 Plan options                   (3,625)                2.56                  --                   --
                                                  ---------            ---------           ---------            ---------
Outstanding at end of year                               --            $      --               3,875            $    2.25
                                                  =========            =========           =========            =========
Exercisable at end of year                               --                                       --                   --
Shares available for future grant under
    the Option Plan                                      --                                    6,124


RETIREMENT PLAN

The Company offers its employees a 401(k) retirement plan (the "RAM Plan") in which substantially all employees may participate. Under the RAM Plan, employees may contribute from 2% to 16% of eligible pay to various savings alternatives. The RAM plan provides for an annual match of eligible employee's contributions equal to 100% of the first 4% of pay or $1,500, whichever is greater. In calendar 2000 and 2001, the Company's contributions under the RAM Plan are made in the Company's stock, which is purchased on the open market. The Company may also contribute additional amounts based on its financial performance. The Company's expense included in continuing operations pursuant to the RAM Plan was approximately $0.6 million, $0.3 million and $0.1 million in 2001, 2000 and 1999, respectively. The Company's expense included in discontinued operations pursuant to the RAM Plan was approximately $2.2 million, $2.7 million and $2.1 million in 2001, 2000 and 1999, respectively.

Interland-Georgia offers its employees a 401(k) retirement plan in which substantially all employees may participate. Under the plan's deferred compensation arrangement, eligible employees who elect to participate in the plan may contribute between 1% and 15% of eligible compensation, as defined, to the plan. Interland, at its discretion, may elect to provide for either a matching contribution or a discretionary profit-sharing contribution or both. The Company did not elect to provide a discretionary match in 2001.

TRANSACTIONS WITH AFFILIATES

FISCAL YEAR ENDED                                          AUGUST 31, 2001      AUGUST 31, 2000     SEPTEMBER 2, 1999
-----------------                                          ---------------      ---------------     -----------------
Net sales                                                     $  23,561            $   7,282             $   3,742
Inventory purchases                                             103,808               98,227                51,202
Component recovery agreement expenses                            99,483              204,603                65,298
Administrative services and other expenses (income)                (206)                 524                   529
MTI lease                                                         1,165                   --                    --
Property, plant and equipment purchases                          14,186                7,651                 6,634
Property, plant and equipment sales                              32,649               37,504                 2,744

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED



Substantially all the transactions noted above were between the company's discontinued operations and MTI.

COMMITMENTS

The Company leases various buildings, computer and office equipment, under capital and operating lease agreements expiring through 2007, with optional renewal periods thereafter. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the shorter of their related lease terms or their estimated useful lives. Rental expense was approximately $4 million, $8 million and $4 million in 2001, 2000 and 1999, respectively. Future minimum lease payments are as follows:


                                                         OPERATING LEASES
                                                         AND OTHER FUTURE
                                                        MINIMUM COMMITMENTS  CAPITAL LEASES
                                                        -------------------  --------------
2002                                                         $18,388            $18,121
2003                                                          11,631             13,765
2004                                                           8,168              6,956
2005                                                           7,810                308
2006                                                           7,367                 --
Thereafter:                                                   21,797                 --
                                                             -------            -------
     Total:                                                  $75,161            $39,150
     Less: amount representing interest                                           5,414
                                                                                -------
Present value of net minimum lease payments:                                     33,736
     Less: current portion                                                       14,875
                                                                                -------
Capital lease obligation excluding current portion                              $18,861
                                                                                =======


INCOME TAXES

FISCAL YEAR ENDED                      AUGUST 31, 2001         AUGUST 31, 2000       SEPTEMBER 2, 1999
-----------------                      ---------------         ---------------       -----------------
Current:
     U.S. federal                          $(22,233)               $ 15,753                $  5,346
     State                                     (461)                  3,416                     348
                                           --------                --------                --------
                                            (22,694)                 19,169                   5,694
                                           --------                --------                --------
Deferred:
     U.S. federal                                --                  (1,783)                 15,398
     State                                       --                     418                   1,502
                                           --------                --------                --------
                                                 --                  (1,365)                 16,900
                                           --------                --------                --------
Income tax (benefit) provision             $(22,694)               $ 17,804                $ 22,594
                                           ========                ========                ========
Allocated to:
     Continuing operations                 $(22,694)               $ (9,748)               $  2,209
                                           ========                ========                ========
     Discontinued operations               $     --                $ 27,552                $ 20,385
                                           ========                ========                ========

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED


The tax benefit associated with non-statutory stock options and disqualifying dispositions by employees of shares issued under the Company's stock plans reduced taxes payable by approximately $0.0 million, $0.05 million and $0.4 million for 2001, 2000 and 1999, respectively. These benefits were credited to additional capital.

A reconciliation between the income tax provision and income tax computed using the federal statutory rate follows:

FISCAL YEAR ENDED                                                AUGUST 31, 2001       AUGUST 31, 2000        SEPTEMBER 2, 1999
-----------------                                                ---------------       ---------------        -----------------
U.S. federal income tax at statutory rate                            $ (58,943)            $  20,771             $  20,691
State taxes, net of federal benefit and state tax credits               (8,420)                  723                 1,777
Goodwill                                                                21,276                    --                    --
Valuation allowance                                                     20,794                    --                    --
In-process research and development                                         --                    --                   350
Tax-exempt Foreign Trade Income                                          2,000                (5,398)               (2,379)
Other                                                                      599                 1,708                 2,155
                                                                     ---------             ---------             ---------
Income tax provision                                                 $ (22,694)            $  17,804             $  22,594
                                                                     =========             =========             =========

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED


The tax effects of temporary differences and carryforwards that give rise to the deferred tax assets and liabilities are as follows:


AS OF                                         AUGUST 31, 2001       AUGUST 31, 2000
-----                                         ---------------       ---------------
Deferred tax assets:
     Receivables and other allowances            $     371             $   2,515
     Inventories                                        --                 1,814
     Accrued expenses                                6,899                 6,030
     Investment basis difference                        --                 3,358
     Accrued compensation                            6,678                 4,501
     Accrued licenses and royalties                    236                 1,431
     Deferred revenue                                6,761                 8,631
     Property, plant and equipment                   8,605                    --
     Net operating loss carryforwards              112,864                 4,652
     Other                                           3,836                 2,024
                                                 ---------             ---------
Total deferred tax assets                          146,250                34,956
Valuation allowance                               (133,251)               (4,652)
                                                 ---------             ---------
Net deferred tax assets                             12,999                30,304
                                                 ---------             ---------

Deferred tax liabilities:
     Property, plant and equipment                      --                (6,231)
     Acquired intangibles                          (12,934)               (9,368)
     Deferred patent charges                           (65)               (1,843)
     Other                                              --               (15,792)
                                                 ---------             ---------
Total deferred tax liabilities                     (12,999)              (33,234)
                                                 ---------             ---------
Net deferred taxes                               $      --             $  (2,930)
                                                 =========             =========

Deferred tax assets and liabilities have not been classified with net assets of discontinued operations because income taxes will not be assumed by the buyers of the discontinued operations and remain the responsibility of the Company.

The Company has federal operating loss carryforwards that are limited by the Internal Revenue Code of $270 million (including $90 million, $10 million, and $1 million as a result of the merger with Interland-Georgia, the NetFrame acquisition, and the HostPro acquisition, respectively) that expire beginning in 2006. The Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code in August 2001. As a result of the ownership change, the losses will be subject to annual limitations in their future use.

A valuation allowance has been established against the deferred tax assets because management does not believe such assets are more likely than not to be realized.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED


EARNINGS PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share", diluted earnings per share excludes anti-dilutive employee stock options of approximately 17.9 million, 8.2 million and 1.2 million in 2001, 2000 and 1999, respectively. A reconciliation of the number of common shares outstanding follows:


FISCAL YEAR ENDED                                           AUGUST 31, 2001      AUGUST 31, 2000       SEPTEMBER 2, 1999
-----------------                                           ---------------      ---------------       -----------------
Common shares outstanding:
     Weighted average shares outstanding--basic                  99,596               96,447               96,127
Effect of dilutive stock options                                     --                   --                  506
                                                                 ------               ------               ------
     Weighted average shares outstanding--diluted                99,596               96,447               96,633
                                                                 ======               ======               ======

CONTINGENCIES

On October 2, 2001, Capetronic Computer USA filed a Complaint in Dallas County, Texas Court seeking damages of approximately $2.1 million for goods purchased by the Company's PC Systems business. The Company removed the case to federal court in the Northern District of Texas, Dallas Division, and counterclaimed for legal fees owed by Capetronic for legal fees they had agreed to indemnify the Company for that were incurred on an unrelated patent lawsuit. These legal fees amounted to approximately $1.3 million. This claim is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, possible loss or range of loss, if any, that may ultimately be connected with the matter.

The Company is defending a consumer class action lawsuit filed in the Federal District Court of Minnesota based on the alleged sale of defective computers. No class has been certified in the case. The case involves a claim that the Company sold computer products with a defect that may cause errors when information is written to a floppy disk. Substantially similar lawsuits have been filed against other major computer manufacturers. The case is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, possible loss or range of loss, if any, that may ultimately be connected with the matter.

On June 1, 2001, Plaintiff Kimberley Smith filed a Complaint and Demand for Jury Trial in the U.S. District Court for Idaho alleging violations of the Fair Labor Standards Act ("FLSA"), for alleged failures to pay non-exempt employees overtime for hours worked in excess of 40 in a week as well as other alleged violations of the FLSA and state wage and hour laws. On June 8, 2001, an Amended Complaint and Demand for Jury Trial was filed by Plaintiff Smith in which an additional individual, Plaintiff Michael Hinckley, joined. Ms. Smith and Mr. Hinckley seek individual damages and class certification and relief as well as injunctive relief, prejudgment interest and attorneys' fees and costs. Thus far, forty-four additional, mostly former employees have filed written notice of consents seeking to join in the action. The Company filed an answer to the Complaint on June 29, 2001. The Court ordered a hearing to determine whether to conditionally certify the FLSA collective action, but no trial date has been set. The case is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, possible loss or range of loss, if any, that may ultimately be connected with the matter.

The Company is party to various other legal actions arising in the normal course of business, none of which is expected to have a material adverse effect on its business, financial position, results of operations and cash flows.

GEOGRAPHIC INFORMATION

The Company's business activities are represented by a single industry segment, web site hosting. For management purposes, the Company is segmented into two geographic areas: United States and Non-US.


FISCAL YEAR ENDED                           AUGUST 31, 2001       AUGUST 31, 2000       SEPTEMBER 2, 1999
-----------------                           ---------------       ---------------       -----------------
REVENUES BY GEOGRAPHIC AREA
     (based on customer location)
     United States                              $50,179               $29,773               $   417
     Non-US                                      10,573                 3,089                    47
                                                -------               -------               -------
     Totals                                     $60,752               $32,862               $   464
                                                =======               =======               =======

INTERLAND, INC.
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(In thousands, except per share amounts)


                                                          FOURTH            THIRD           SECOND           FIRST
                                                          QUARTER          QUARTER          QUARTER          QUARTER
                                                         ---------        ---------        ---------        ---------
2001
     Revenue                                             $  17,365        $  15,395        $  14,466        $  13,526
     Gross margin                                            6,384            5,680            5,270            3,998
     Loss from continuing operations                      (118,523)          (9,112)          (9,704)          (8,378)
     Net income (loss)                                    (149,274)         (40,554)        (168,942)           1,576
     Earnings (loss) per share, basic and diluted:
         Continuing operations                               (1.10)           (0.09)           (0.10)           (0.09)
         Discontinued operations                             (0.28)           (0.33)           (1.65)            0.11
                                                         ---------        ---------        ---------        ---------
              Net income (loss)                              (1.38)           (0.42)           (1.75)            0.02
2000
     Revenue                                             $  11,397        $  10,155        $   7,170        $   4,140
     Gross margin                                            2,700            2,295            2,298            1,234
     Income (loss) from continuing operations              (14,180)          (8,287)          (3,772)              47
     Net income (loss)                                      23,065           (1,866)           5,725           14,619
     Earnings (loss) per share, basic and diluted:
         Continuing operations                               (0.14)           (0.09)           (0.04)            0.00
         Discontinued operations                              0.38             0.07             0.10             0.15
                                                         ---------        ---------        ---------        ---------
              Net income (loss)                               0.24            (0.02)            0.06             0.15

INTERLAND, INC.
REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders and Board of Directors
Interland, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Interland, Inc. (formerly Micron Electronics, Inc.) and its subsidiaries at August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



                                             /s/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington
November 20, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information concerning the Registrant's executive officers and directors is included under the caption "Officers and Directors of the Registrant" included in PART I, Item 1 of this report. Other information required by Items 10, 11, 12 and 13 will be contained in the registrant's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after August 31, 2001, and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following are filed as a part of this report:

Financial statements and financial statement schedules--see "Item 8. Financial Statements and Supplementary Data."



EXHIBIT                       DESCRIPTION                                INCORPORATED BY REFERENCE           FILED HEREWITH
-------                       -----------                       ------------------------------------------   --------------
                                                                FORM          DATE    NUMBER    REGISTRANT
                                                                ----          ----    ------    ----------
2.01          Agreement of Merger, dated as of October           S-4        3/13/95     2.1        INLD
              30, 1994, as amended by the first amendment
              thereto, dated as of December 13, 1994, by
              and among ZEOS, MCI and MCMS.

2.02          Articles of Merger, dated April 7, 1995, by        8-K        4/7/95      2.2        INLD
              and among ZEOS, MCI and MCMS

2.03          Purchase Agreement, dated March 22, 2001,          8-K        4/10/01     2.01       INLD
              by and among MEI California, Inc., the
              Registrant and Micron Technology, Inc.
              ("MTI").

2.04          Agreement and Plan of Merger dated March           8-K        4/10/01     2.01       INLD
              22, 2001, by and among the Registrant,
              Imagine Acquisition Corporation and
              Interland, Inc., a Georgia corporation
              ("Interland-Georgia").

2.05          Membership Interest Purchase Agreement,           10-Q        5/31/01     2.01       INLD
              dated as of April 30, 2001, by and between
              the Registrant and GTG PC Holdings, LLC.

2.06          First Amendment to Membership Interest            10-Q        5/31/01     2.02       INLD
              Purchase Agreement and Form of Contribution
              Agreement, dated as of May 31, 2001, by and
              between the Registrant and GTG PC Holdings,
              LLC.

3.01          Articles of Incorporation of Registrant, as       10-Q        4/1/95      3.1        INLD
              amended.

3.02          Bylaws of the Registrant, as amended.             10K/A       8/28/97     3.2        INLD

3.03          Amendment to Articles of Incorporation of          8-K        8/13/01     4.1        INLD
              Registrant.

3.04          Amendment to Restated Bylaws of Registrant.        8-K        8/13/01     4.2        INLD

4.01          Form of Stock Certificate of the Registrant.                                                          x

10.35(a)      Micron Electronics 1995 Stock Option Plan,         S-8        1/14/00     4.1        INLD
              as amended through August 29, 2001.

10.35(b)      Form of Notice of Grant for Micron Electronics                                                        x
              1995 Stock Option Plan

10.35(c)      Interland 1995 Stock Option Plan, as                                                                  x
              amended August 30, 2001.

10.35(d)      Form of Notice of Grant for Interland 1995                                                            x
              Stock Option Plan

10.36(a)      Micron Electronics 1995 Employee Stock            10-Q        6/1/95     10.36       INLD
              Purchase Plan, as amended through
              August 5, 2001.

10.36(b)      Interland 1995 Employee Stock Purchase                                                                x
              Plan, as amended August 6, 2001.

10.38         Form of Indemnification Agreement between         10-K        8/31/95    10.38       INLD
              the Registrant and its officers and
              directors.

10.39         Form of Six-Month Termination Agreements          10-K        8/31/95    10.39       INLD
              for certain officers of the Registrant.

10.42         Amended and Restated Component Recovery           8-K         9/10/99    10.42       INLD
              Agreement, dated effective September 2, 1999,
              between the Registrant and MTI

10.44         Form of Twelve-Month Termination Agreements       10-K        8/28/97    10.44       INLD
              for certain officers of the Registrant.

10.45         Form of Two-Year Termination Agreements for       10-K        8/28/97    10.45       INLD
              certain officers of the Registrant.

10.47         Form of Employment and Noncompete                 10-Q        2/26/98    10.47       INLD
              Agreement, with 12-month termination
              provision, for certain officers of the
              Registrant.

10.48         Form of Employment and Noncompete                 10-Q        2/26/98    10.48       INLD
              Agreement, with 6-month termination
              provision, for certain officers of the
              Registrant.

10.52         Employment Offer, dated January 10, 1998,         10-Q        2/26/98    10.52       INLD
              to Joel J. Kocher.

10.56         Form of Employment, Severance and                 10-K        9/3/98     10.56       INLD
              Noncompete Agreement for Certain Officers
              of the Registrant.

10.58         The Registrant's Executive Incentive Plan,        10-Q        12/2/99    10.58       INLD
              as amended.

10.65         Exclusive Sales Representative Agreement          8-K         9/10/99    10.65       INLD
              effective September 2, 1999, between the
              Registrant and Micron Semiconductor Products,
              Inc.

10.68         Amended Non Qualified Stock Option                10-Q        6/1/00     10.68       INLD
              Agreement, dated April 6, 2000.

10.69         Amended Non Qualified Stock Option                10-Q        6/1/00     10.69       INLD
              Agreement, dated April 6, 2000.

10.70(a)      HostPro, Inc. 2000 Equity Incentive Plan I.       10-K        8/31/00    10.70       INLD

10.70(b)      HostPro, Inc. 2000 Equity Incentive Plan II.      10-K        8/31/00    10.71       INLD

10.70(c)      Form of Notice of Grant for HostPro, Inc.         10-K        8/31/00    10.72       INLD
              2000 Equity Incentive Plans.

10.70(d)      Form of Notice of Grant for HostPro, Inc.         10-K        8/31/00    10.73       INLD
              2000 Equity Incentive Plans.

10.70(e)      Micron Electronics 2001 Equity Incentive          10-Q        5/31/01    10.89       INLD
              Plan, as amended as of March 22, 2001.

10.70(f)      Interland 2001 Equity Incentive Plan, as                                                              x
              amended August 6, 2001.

10.70(g)      Form of Notice of Grant for Interland 2001                                                            x
              Equity Incentive Plan.

10.76         Amendment Number 1 To Amended And                 10-Q        11/30/00   10.76       INLD
              Restated Component Recovery Agreement, dated
              November 16, 2000, between the Registrant and
              MTI

10.77         Commercial Lease, dated March 22, 2001,            8-K        4/10/01    99.01       INLD
              between MTI and the Registrant.

10.78         Commercial Sublease, dated March 22, 2001,         8-K        4/10/01    99.02       INLD
              between MTI and the Registrant.

10.79         The Registrant's Severance Plan for               10-Q        3/1/01     10.79       INLD
              Employees - 2001 Amendment and Restatement.

10.80         The Registrant's Change in Control                10-Q        3/1/01     10.80       INLD
              Severance Plan.

10.81         HostPro, Inc. 2000 Incentive Plan II -            10-Q        3/1/01     10.81       INLD
              Notice of Grant to Joel Kocher.

10.82         Retention Agreement between the Registrant        10-Q        3/1/01     10.82       INLD
              and Mike Adkins, dated as of December 1,
              2000.

10.83         Retention Agreement between the Registrant        10-Q        3/1/01     10.83       INLD
              and Steve Arnold, dated as of December 1,
              2000.

10.84         Retention Agreement between the Registrant        10-Q        3/1/01     10.84       INLD
              and Sid Ferrales, dated as of December 1,
              2000.

10.85         Retention Agreement between the Registrant        10-Q        3/1/01     10.85       INLD
              and Lyle Jordan, dated as of December 1,
              2000.

10.86         Retention Agreement between the Registrant        10-Q        3/1/01     10.86       INLD
              and Jim Stewart, dated as of December 1,
              2000.

10.87         Amended Retention Agreement between the           10-Q        5/31/01    10.87       INLD
              Registrant and Steve Arnold, dated as of
              April 7, 2001.

10.88         Retention Agreement between the Registrant        10-Q        5/31/01    10.88       INLD
              and Jeff Moeser, dated as of February 23,
              2001.

10.89         MTI Shareholder Agreement dated as of March        8-K        4/10/01     2.01       INLD
              22, 2001 between the Registrant and MTI.

10.91         Operating lease for property located at           10-Q        5/31/01    10.90       INLD
              3250 Wilshire Blvd., Los Angeles,
              California, dated as of March 16, 1998.

10.92         Operating lease for property located at           10-Q        5/31/01    10.91       INLD
              3250 Wilshire Blvd., Los Angeles,
              California, dated as of March 19, 1999.

10.93         Operating lease for property located at           10-Q        5/31/01    10.92       INLD
              1450 Eagle Flight Way, Boise, Idaho, dated
              as of January 7, 2000.

10.94         Operating lease for property located at           10-Q        5/31/01    10.93       INLD
              3326 160th Avenue SE, Bellevue, Washington,
              dated as of December 16, 1999.

10.95(a)      Employment Agreement dated December 2, 1999       S-1/A       6/26/00     10.6       ILND
              between the Company and Ken Gavranovic, as
              amended.

10.95(b)      Employment Agreement Assumption and                                                                   x
              Amendment dated March 22, 2001 between the
              Registrant and Ken Gavranovic, as amended.

10.96(a)      Interland-Georgia Stock Incentive Plan.            S-8        9/17/01   4.05(a)      INLD

10.96(b)      First Amendment to Interland-Georgia Stock         S-8        9/17/01   4.05(b)      INLD
              Incentive Plan.

10.96(c)      Second Amendment to Interland-Georgia Stock        S-8        9/17/01   4.05(c)      INLD
              Incentive Plan.

10.96(d)      Third Amendment to Interland-Georgia Stock         S-8        9/17/01   4.05(d)      INLD
              Incentive Plan.

10.96(e)      Fourth Amendment to Interland-Georgia Stock        S-8        9/17/01   4.05(e)      INLD
              Incentive Plan.

10.97         Promissory Note of Ken Gavranovic in favor        S-1/A       5/18/00    10.15       ILND
              of Interland-Georgia dated December 10,
              1998.

10.98         Promissory Note of Ken Gavranovic in favor        S-1/A       5/18/00    10.17       ILND
              of Interland-Georgia dated May 14, 1999.

10.99         Stock Pledge Agreement between                    S-1/A       5/18/00    10.19       ILND
              Interland-Georgia and Ken Gavranovic dated
              May 14, 1999.

10.100(a)     Agreement of Lease between                        S-1/A       5/18/00   10.21(a)     ILND
              Interland-Georgia and 34 Peachtree
              Associates, L.P. dated November 19, 1997.

10.100(b)     First Amendment to Agreement of Lease             S-1/A       5/18/00   10.21(b)     ILND
              between Interland-Georgia and TCB #4,
              L.L.C. (f/k/a 34 Peachtree Associates,
              L.P.) dated July 6, 1998.

10.100(c)     Second Amendment to Agreement of Lease            S-1/A       5/18/00   10.21(c)     ILND
              between Interland-Georgia and TCB #4,
              L.L.C. (f/k/a 34 Peachtree Associates,
              L.P.) dated September 15, 1999.

10.101(a)     Amended and Restated Lease Agreement              S-1/A       5/18/00   10.22(a)     ILND
              between Interland-Georgia and 101 Marietta
              Street Associates dated September 29, 1999.

10.101(b)     First Amendment to Amended and Restated           S-1/A       5/18/00   10.22(b)     ILND
              Lease Agreement between Interland-Georgia
              and 101 Marietta Street Associates dated
              November 23, 1999.

10.102        Employment Agreement dated April 1, 2000          S-1/A       5/18/00    10.23       ILND
              between Interland-Georgia and Mark K.
              Alexander.

10.103        Employment Agreement dated February 15,           S-1/A       6/9/00     10.24       ILND
              2000 between Interland-Georgia and Robert
              Malally.

10.104(a)     SunTrust Plaza Garden Offices Lease                                                                   x
              Agreement by and between SunTrust Plaza
              Associates, LLC and Interland-Georgia dated
              May 15, 2000.

10.104(b)     First Amendment to Lease Agreement by and                                                             x
              between SunTrust Plaza Associates, LLC and
              Interland-Georgia dated September 27, 2000.

10.105        Amended and Restated Registration Rights                                                              x
              Agreement between the Registrant, MTI and
              certain shareholders of Interland named
              therein dated August 6, 2001.

10.106        Stock Purchase Agreement between MTI and                                                              x
              Micron Semiconductor Products, Inc. dated
              as of August 30, 2001.

10.107        Donation Agreement between Micron                                                                     x
              Semiconductor Products, Inc. and the Micron
              Technology Foundation, Inc. dated as of
              August 30, 2001.

10.108        Employment Agreement between the Registrant                                                           x
              and Allen Shulman dated November 1, 2001.

21.01         Subsidiaries of the Registrant.                                                                       x

23.01         Consent of Independent Accountants.                                                                   x


* INLD indicates the exhibit is incorporated by reference to the Registrant's prior filings with the SEC.

        ILND indicates the exhibit is incorporated by reference to Interland-Georgia's prior filings with the SEC.

 (b) Reports on Form 8-K:

        On June 13, 2001, the Company filed a report on Form 8-K, which described, under Item 2, certain aspects of the Membership Interest Purchase Agreement for the completion of the sale of the PC Systems business to GTG PC Holdings, LLC and included, under Item 7, certain financial information regarding the PC business as a discontinued operation.

        On July 27, 2001, the Company filed a report on Form 8-K, which described, under Item 5, that it would consolidate two of the smaller data centers of its Web hosting subsidiary. The Company also disclosed forecasts for EBITDA and free cash flow.

        On August 3, 2001, the Company filed a report on Form 8-K, which described, under Item 5, the slate of officers that the Company plans to propose to the Board of Directors to run the combined company after its planned acquisition of Interland-Georgia is complete.

        On August 13, 2001, the Company filed a report on Form 8-K, which described, under Item 2, certain aspects of the Agreement and Plan of Merger for the completion of the purchase of Interland-Georgia by the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 29th day of November, 2001.


                                    Interland, Inc.


                                    /s/ David A. Buckel
                                    --------------------------------------------
                                    David A. Buckel
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 29th day of November, 2001.


Signature                                   Title                                                    Date
---------                                   -----                                                    ----
/s/  Joel J. Kocher                         Chairman of the Board, President, and Chief              November 29, 2001
------------------------------------        Executive Officer (Principal Executive Officer)
(Joel J. Kocher)


/s/  Kenneth Gavranovic                     Vice-Chairman of the Board                               November 29, 2001
------------------------------------
(Kenneth Gavranovic)


/s/  Gregg A. Mockenhaupt                   Director                                                 November 29, 2001
------------------------------------
(Gregg A. Mockenhaupt)


/s/  John B. Balousek                       Director                                                 November 29, 2001
------------------------------------
(John B. Balousek)


/s/  Robert Lee                             Director                                                 November 29, 2001
------------------------------------
(Robert Lee)


/s/  Robert T. Slezak                       Director                                                 November 29, 2001
------------------------------------
(Robert T. Slezak)

SCHEDULE II
INTERLAND, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)


FISCAL YEAR ENDED                                 AUGUST 31, 2001          AUGUST 31, 2000         SEPTEMBER 2, 1999
-----------------                                 ---------------          ---------------         -----------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance at beginning of year                         $   6,178                $   3,846                $   3,709
Additions charged to expense                             2,233                    5,750                    2,715
Acquisitions                                               158                      400                       --
Reductions and write-offs                               (6,759)                  (3,818)                  (2,578)
                                                                                     --                       --
                                                     ---------                ---------                ---------
Balance at end of year                               $   1,810                $   6,178                $   3,846
                                                     =========                =========                =========

Included in:
     Continuing operations                               1,810                      305                       65
                                                     =========                =========                =========
     Discontinued operations                                --                    5,873                    3,781
                                                     =========                =========                =========

DEFERRED TAX ASSET VALUATION ALLOWANCE

Balance at beginning of year                         $   4,652                $   4,652                $   4,139
Additions charged to expense                            21,030                       --                       --
Discontinued operations                                 67,600                       --                       --
Additions from acquisitions                             39,969                       --                      513
                                                     ---------                ---------                ---------
Balance at end of year                               $ 133,251                $   4,652                $   4,652
                                                     =========                =========                =========
Included in:
     Continuing operations                              65,651                    4,652                    4,652
                                                     =========                =========                =========
     Discontinued operations                            67,600                       --                       --
                                                     =========                =========                =========

EXHIBIT                       DESCRIPTION                               INCORPORATED BY REFERENCE                FILED HEREWITH
-------                       -----------                       ------------------------------------------       --------------
                                                                FORM          DATE    NUMBER    REGISTRANT*
                                                                ----          ----    ------    ----------
2.01          Agreement of Merger, dated as of October           S-4        3/13/95     2.1        INLD
              30, 1994, as amended by the first amendment
              thereto, dated as of December 13, 1994, by
              and among ZEOS, MCI and MCMS.

2.02          Articles of Merger, dated April 7, 1995, by        8-K        4/7/95      2.2        INLD
              and among ZEOS, MCI and MCMS

2.03          Purchase Agreement, dated March 22, 2001,          8-K        4/10/01     2.01       INLD
              by and among MEI California, Inc., the
              Registrant and Micron Technology, Inc.
              ("MTI").

2.04          Agreement and Plan of Merger dated March           8-K        4/10/01     2.01       INLD
              22, 2001, by and among the Registrant,
              Imagine Acquisition Corporation and
              Interland, Inc., a Georgia corporation
              ("Interland-Georgia").

2.05          Membership Interest Purchase Agreement,           10-Q        5/31/01     2.01       INLD
              dated as of April 30, 2001, by and between
              the Registrant and GTG PC Holdings, LLC.

2.06          First Amendment to Membership Interest            10-Q        5/31/01     2.02       INLD
              Purchase Agreement and Form of Contribution
              Agreement, dated as of May 31, 2001, by and
              between the Registrant and GTG PC Holdings,
              LLC.

3.01          Articles of Incorporation of Registrant, as       10-Q        4/1/95      3.1        INLD
              amended.

3.02          Bylaws of the Registrant, as amended.             10K/A       8/28/97     3.2        INLD

3.03          Amendment to Articles of Incorporation of          8-K        8/13/01     4.1        INLD
              Registrant.

3.04          Amendment to Restated Bylaws of Registrant.        8-K        8/13/01     4.2        INLD

4.01          Form of Stock Certificate of the Registrant.                                                          x

10.35(a)      Micron Electronics 1995 Stock Option Plan,         S-8        1/14/00     4.1        INLD
              as amended through August 29, 2001.

10.35(b)      Form of Notice of Grant for Micron Electronics                                                        x
              1995 Stock Option Plan

10.35(c)      Interland 1995 Stock Option Plan, as                                                                  x
              amended August 30, 2001.

10.35(d)      Form of Notice of Grant for Interland                                                                 x
              1995 Stock Option Plan

10.36(a)      Micron Electronics 1995 Employee Stock            10-Q        6/1/95     10.36       INLD
              Purchase Plan, as amended through
              August 5, 2001.

10.36(b)      Interland 1995 Employee Stock Purchase                                                                x
              Plan, as amended August 6, 2001.

10.38         Form of Indemnification Agreement between         10-K        8/31/95    10.38       INLD
              the Registrant and its officers and
              directors.

10.39         Form of Six-Month Termination Agreements          10-K        8/31/95    10.39       INLD
              for certain officers of the Registrant.

10.42         Amended and Restated Component Recovery            8-K        9/10/99    10.42       INLD
              Agreement, dated effective September 2, 1999,
              between the Registrant and MTI

10.44         Form of Twelve-Month Termination Agreements       10-K        8/28/97    10.44       INLD
              for certain officers of the Registrant.

10.45         Form of Two-Year Termination Agreements for       10-K        8/28/97    10.45       INLD
              certain officers of the Registrant.

10.47         Form of Employment and Noncompete                 10-Q        2/26/98    10.47       INLD
              Agreement, with 12-month termination
              provision, for certain officers of the
              Registrant.

10.48         Form of Employment and Noncompete                 10-Q        2/26/98    10.48       INLD
              Agreement, with 6-month termination
              provision, for certain officers of the
              Registrant.

10.52         Employment Offer, dated January 10, 1998,         10-Q        2/26/98    10.52       INLD
              to Joel J. Kocher.

10.56         Form of Employment, Severance and                 10-K        9/3/98     10.56       INLD
              Noncompete Agreement for Certain Officers
              of the Registrant.

10.58         The Registrant's Executive Incentive Plan,        10-Q        12/2/99    10.58       INLD
              as amended.

10.65         Executive Sales Representative Agreement           8-K        9/10/99    10.65       INLD
              effective September 2, 1999, between the
              Registrant and Micron Semiconductor Products,
              Inc.

10.68         Amended Non Qualified Stock Option                10-Q        6/1/00     10.68       INLD
              Agreement, dated April 6, 2000.

10.69         Amended Non Qualified Stock Option                10-Q        6/1/00     10.69       INLD
              Agreement, dated April 6, 2000.

10.70(a)      HostPro, Inc. 2000 Equity Incentive Plan I.       10-K        8/31/00    10.70       INLD

10.70(b)      HostPro, Inc. 2000 Equity Incentive Plan II.      10-K        8/31/00    10.71       INLD

10.70(c)      Form of Notice of Grant for HostPro, Inc.         10-K        8/31/00    10.72       INLD
              2000 Equity Incentive Plans.

10.70(d)      Form of Notice of Grant for HostPro, Inc.         10-K        8/31/00    10.73       INLD
              2000 Equity Incentive Plans.

10.70(e)      Micron Electronics 2001 Equity Incentive          10-Q        5/31/01    10.89       INLD
              Plan, as amended as of March 22, 2001.

10.70(f)      Interland 2001 Equity Incentive Plan, as                                                              x
              amended August 6, 2001.

10.70(g)      Form of Notice of Grant for Interland 2001                                                            x
              Equity Incentive Plan.

10.76         Amendment Number 1 To Amended And Restated        10-Q       11/30/00    10.76       INLD
              Component Recovery Agreement, dated November
              16, 2000, between the Registrant and MTI

10.77         Commercial Lease, dated March 22, 2001,            8-K        4/10/01    99.01       INLD
              between MTI and the Registrant.

10.78         Commercial Sublease, dated March 22, 2001,         8-K        4/10/01    99.02       INLD
              between MTI and the Registrant.

10.79         The Registrant's Severance Plan for               10-Q        3/1/01     10.79       INLD
              Employees - 2001 Amendment and Restatement.

10.80         The Registrant's Change in Control                10-Q        3/1/01     10.80       INLD
              Severance Plan.

10.81         HostPro, Inc. 2000 Incentive Plan II -            10-Q        3/1/01     10.81       INLD
              Notice of Grant to Joel Kocher.

10.82         Retention Agreement between the Registrant        10-Q        3/1/01     10.82       INLD
              and Mike Adkins, dated as of December 1,
              2000.

10.83         Retention Agreement between the Registrant        10-Q        3/1/01     10.83       INLD
              and Steve Arnold, dated as of December 1,
              2000.

10.84         Retention Agreement between the Registrant        10-Q        3/1/01     10.84       INLD
              and Sid Ferrales, dated as of December 1,
              2000.

10.85         Retention Agreement between the Registrant        10-Q        3/1/01     10.85       INLD
              and Lyle Jordan, dated as of December 1,
              2000.

10.86         Retention Agreement between the Registrant        10-Q        3/1/01     10.86       INLD
              and Jim Stewart, dated as of December 1,
              2000.

10.87         Amended Retention Agreement between the           10-Q        5/31/01    10.87       INLD
              Registrant and Steve Arnold, dated as of
              April 7, 2001.

10.88         Retention Agreement between the Registrant        10-Q        5/31/01    10.88       INLD
              and Jeff Moeser, dated as of February 23,
              2001.

10.89         MTI Shareholder Agreement dated as of March        8-K        4/10/01     2.01       INLD
              22, 2001 between the Registrant and MTI.

10.91         Operating lease for property located at           10-Q        5/31/01    10.90       INLD
              3250 Wilshire Blvd., Los Angeles,
              California, dated as of March 16, 1998.

10.92         Operating lease for property located at           10-Q        5/31/01    10.91       INLD
              3250 Wilshire Blvd., Los Angeles,
              California, dated as of March 19, 1999.

10.93         Operating lease for property located at           10-Q        5/31/01    10.92       INLD
              1450 Eagle Flight Way, Boise, Idaho, dated
              as of January 7, 2000.

10.94         Operating lease for property located at           10-Q        5/31/01    10.93       INLD
              3326 160th Avenue SE, Bellevue, Washington,
              dated as of December 16, 1999.

10.95(a)      Employment Agreement dated December 2, 1999       S-1/A       6/26/00     10.6       ILND
              between the Company and Ken Gavranovic, as
              amended.

10.95(b)      Employment Agreement Assumption and                                                                   x
              Amendment dated March 22, 2001 between the
              Registrant and Ken Gavranovic, as amended.

10.96(a)      Interland-Georgia Stock Incentive Plan.            S-8        9/17/01   4.05(a)      INLD

10.96(b)      First Amendment to Interland-Georgia Stock         S-8        9/17/01   4.05(b)      INLD
              Incentive Plan.

10.96(c)      Second Amendment to Interland-Georgia Stock        S-8        9/17/01   4.05(c)      INLD
              Incentive Plan.

10.96(d)      Third Amendment to Interland-Georgia Stock         S-8        9/17/01   4.05(d)      INLD
              Incentive Plan.

10.96(e)      Fourth Amendment to Interland-Georgia Stock        S-8        9/17/01   4.05(e)      INLD
              Incentive Plan.

10.97         Promissory Note of Ken Gavranovic in favor        S-1/A       5/18/00    10.15       ILND
              of Interland-Georgia dated December 10,
              1998.

10.98         Promissory Note of Ken Gavranovic in favor        S-1/A       5/18/00    10.17       ILND
              of Interland-Georgia dated May 14, 1999.

10.99         Stock Pledge Agreement between                    S-1/A       5/18/00    10.19       ILND
              Interland-Georgia and Ken Gavranovic dated
              May 14, 1999.

10.100(a)     Agreement of Lease between                        S-1/A       5/18/00   10.21(a)     ILND
              Interland-Georgia and 34 Peachtree
              Associates, L.P. dated November 19, 1997.

10.100(b)     First Amendment to Agreement of Lease             S-1/A       5/18/00   10.21(b)     ILND
              between Interland-Georgia and TCB #4,
              L.L.C. (f/k/a 34 Peachtree Associates,
              L.P.) dated July 6, 1998.

10.100(c)     Second Amendment to Agreement of Lease            S-1/A       5/18/00   10.21(c)     ILND
              between Interland-Georgia and TCB #4,
              L.L.C. (f/k/a 34 Peachtree Associates,
              L.P.) dated September 15, 1999.

10.101(a)     Amended and Restated Lease Agreement              S-1/A       5/18/00   10.22(a)     ILND
              between Interland-Georgia and 101 Marietta
              Street Associates dated September 29, 1999.

10.101(b)     First Amendment to Amended and Restated           S-1/A       5/18/00   10.22(b)     ILND
              Lease Agreement between Interland-Georgia
              and 101 Marietta Street Associates dated
              November 23, 1999.

10.102        Employment Agreement dated April 1, 2000          S-1/A       5/18/00    10.23       ILND
              between Interland-Georgia and Mark K.
              Alexander.

10.103        Employment Agreement dated February 15,           S-1/A       6/9/00     10.24       ILND
              2000 between Interland-Georgia and Robert
              Malally.

10.104(a)     SunTrust Plaza Garden Offices Lease                                                                   x
              Agreement by and between SunTrust Plaza
              Associates, LLC and Interland-Georgia dated
              May 15, 2000.

10.104(b)     First Amendment to Lease Agreement by and                                                             x
              between SunTrust Plaza Associates, LLC and
              Interland-Georgia dated September 27, 2000.

10.105        Amended and Restated Registration Rights                                                              x
              Agreement between the Registrant, MTI and
              certain shareholders of Interland named
              therein dated August 6, 2001.

10.106        Stock Purchase Agreement between MTI and                                                              x
              Micron Semiconductor Products, Inc. dated
              as of August 30, 2001

10.107        Donation Agreement between Micron                                                                     x
              Semiconductor Products, Inc. and the Micron
              Technology Foundation, Inc. dated as of
              August 30, 2001

10.108        Employment Agreement between the Registrant                                                           x
              and Allen Shulman dated November 1, 2001.

21.01         Subsidiaries of the Registrant.                                                                       x

23.01         Consent of Independent Accountants.                                                                   x


* INLD indicates the exhibit is incorporated by reference to the Registrant's prior filings with the SEC.

        ILND indicates the exhibit is incorporated by reference to Interland-Georgia's prior filings with the SEC.