Form 10-K/A
period 2001-08-31
INTERLAND INC /MN/
filed 2002-01-14
CIK 854460

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 29, 2001 was approximately $89 million.

The number of outstanding shares of the registrant's common stock on October 29, 2001 was 137,755,968.

Part III of the Annual Report on Form 10-K filed by Registrant on November 29, 2001 is amended as follows:

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers and Directors of the Registrant

        Certain information concerning the Registrant's executive officers and directors is included under the caption "Executive Officers and Directors of the Registrant" from Part I of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001 and is incorporated herein by reference.

        There is no family relationship between any director or executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who own beneficially more than 10% (collectively, the "Beneficial Owners") of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission (the "SEC"). Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that the Beneficial Owners complied with all applicable Section 16(a) filing requirements during the fiscal year ended August 31, 2001 with the exception of Mr. Steven H. Laney, an executive officer of the Company, who filed late a Form 4 for the month of March 2001, Micron Technology, Inc. ("MTI"), a former 10% shareholder of the Company, which failed to file a Form 4 for the month of August 2001 and the Micron Technology Foundation, a 10% shareholder of the Company, which failed to file a Form 3 promptly. Both MTI and the Micron Technology Foundation filed Form 5's in lieu of their respective filings. The Compensation Committee of the Board of Directors of the Company authorized the grant of options to purchase the Company's common stock to Mark Alexander, David A. Buckel, Nick Farsi, Sid Ferrales, Barbara A. Gibson, Cliff C. Luckey, Garrett Mullins and Joel J. Kocher on August 6, 2001. The Company did not notify these individuals of these grants until December 17, 2001. Therefore, no Forms 5 were filed for those grants.

ITEM 11.  EXECUTIVE COMPENSATION

                COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Compensation of Executive Officers

        The following table sets forth the cash and non-cash compensation for each of the last three fiscal years for services rendered to the Company, its predecessors and its subsidiaries, awarded to or earned by (a) any individual who served as Chief Executive Officer of the Company during fiscal 2001 (b) each of the other four most highly compensated executive officers of the Company who were serving as executive officers at the end of fiscal 2001 whose combined salary and bonus earned in fiscal 2001 exceeded $100,000 and (c) two additional former executive officers who each would have been one of the other four most highly compensated executive officers of the Company had he been serving as an executive officer at the end of fiscal 2001 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                                                                                     Long-Term
                                                                                                   Compensation
                                                                Annual Compensation                   Awards
                                                    --------------------------------------------  -------------
                                                                                    Other           Securities            All
                                           Fiscal                                   Annual          Underlying           Other
  Name and Principal Position               Year    Salary (1)    Bonus (2)     Compensation (3)     Options        Compensation (4)
  ---------------------------              ------   ----------    ---------     ----------------  --------------    ----------------
Joel J. Kocher                              2001    $  495,597    $       --            --         1,428,700(5)     $       --
Chairman, President, and                    2000       450,000       351,885            --           514,350(6)        267,807(7)
  Chief Executive Officer                   1999       448,077       255,768            --            50,000(8)          3,670(9)

Steven P. Arnold                            2001    $  267,053    $   56,250        28,286(10)        80,003(11)    $  500,000(12)
Vice President                              2000       220,000       100,010            --            50,000(13)            --
  Legal and General Counsel                 1999       200,000        82,116            --            64,000(14)            --

Lyle W. Jordan                              2001    $  315,532    $       --            --           114,299(15)    $2,645,514(16)
Former Senior Vice President                2000       350,000        74,477            --                --                --
  and Group General Manager                 1999       248,462       116,553            --                --                --

Savino R. Ferrales                          2001    $  276,000    $   42,525            --           250,000(17)    $  270,000(18)
Senior Vice President                       2000       260,000       114,869            --           125,725(19)         7,000
  Human Resources                           1999       230,000        96,562            --            20,000(20)         3,000

Michael S. Adkins                           2001    $  218,469    $  104,465            --           137,159(21)    $  600,000(22)
Former Senior Vice President and            2000       237,115       161,781            --           114,300(23)        12,424
  Group General Manager                     1999       210,096       145,000            --            70,000(24)         7,630

Barbara A. Gibson                           2001    $  214,000    $   28,000            --           150,000(25)            --
Vice President                              2000       100,000        32,375            --                --            20,000(26)
  Public Relations                          1999            --            --            --                --                --

Cliff C. Luckey                             2001    $  182,762    $   27,930            --           241,439(27)    $   20,000(28)
Vice President                              2000            --            --            --                --                --
  Engineering and Data Center Operations    1999            --            --            --                --                --


-------------------------

(1) Includes compensation deferred by the employee under the Company's qualified 401(k) retirement plans.

(2) Includes amounts paid under the Company's profit sharing plans and amounts awarded and paid under the Management and Executive Incentive Plan (the "Incentive Plan," formerly the Micron Electronics, Inc. Executive Bonus Plan) for fiscal 2001 and earned and paid under the Incentive Plan for prior fiscal years.

(3) Excludes certain perquisites and other amounts that in the aggregate did not exceed the lesser of $50,000 or 10% of the total annual salary and bonuses for the officer.

(4) Except as otherwise noted, consists of contributions made by the Company under qualified 401(k) retirement plans and cash paid under sabbatical and time-off plans.

(5) Represents an option to purchase 250,000 shares of the Company's common stock granted under the Company's 1995 Stock Option Plan and an option originally granted to purchase shares of the common stock of HostPro, Inc., a wholly owned subsidiary of the Company, pursuant to the HostPro, Inc. 2000 Equity Incentive Plan I or the HostPro, Inc. 2000 Equity Incentive Plan II. The options granted under the HostPro plans were converted into options to purchase 1,178,700 shares of the Company's common stock under the Company's 2001 Equity Incentive Plan as of March 22, 2001.

(6) Represents an option that was originally granted to purchase HostPro, Inc., a subsidiary of the Company, common stock, which was subsequently converted into options to purchase 514,350 shares of the Company's common stock under the Company's 2001 Equity Incentive Plan.

(7) Includes payment of $265,254 by the Company for relocation costs, including, in certain instances, reimbursement for related taxes.

(8) Represents an option to purchase 50,000 shares of the Company's common stock granted under the Company's 1995 Stock Option Plan.

(9) Represents payment of $3,670 by the Company for commuting related expenses.

(10)    Represents a deferred bonus payment for prior years paid in fiscal 2001.

(11) Represents an option to purchase 50,000 shares of the Company's common stock granted under the Company's 1995 Stock Option Plan and an option originally granted to purchase shares of the common stock of HostPro, Inc., a wholly owned subsidiary of the Company, pursuant to the HostPro, Inc. 2000 Equity Incentive Plan I or the HostPro, Inc. 2000 Equity Incentive Plan II. The option granted under the HostPro plans were converted into options to purchase 30,003 shares of the Company's common stock under the Company's 2001 Equity Incentive Plan as of March 22, 2001.

(12)    Represents a retention bonus of $500,000 earned in fiscal 2001.

(13) Represents an option to purchase 50,000 shares of the Company's common stock granted under the Company's 1995 Stock Option Plan.

(14) Represents an option to purchase 64,000 shares of the Company's common stock granted under the Company's 1995 Stock Option Plan.

(15) Represents an option originally granted to purchase shares of the common stock of HostPro, Inc., a wholly owned subsidiary of the Company, pursuant to the HostPro, Inc. 2000 Equity Incentive Plan I or the HostPro, Inc. 2000 Equity Incentive Plan II. The options granted under the HostPro plans were converted into options to purchase 114,299 shares of the Company's common stock under the Company's 2001 Equity Incentive Plan as of March 22, 2001.

(16) Represents a retention bonus of $2,100,000 earned in fiscal 2001 and a payment of excise taxes owed by Mr. Jordan of $545,514.

(17) Represents an option to purchase 164,275 shares of the Company's common stock granted under the Company's 1995 Stock Option Plan and an option originally granted to purchase shares of the common stock of HostPro, Inc., a wholly owned subsidiary of the Company, pursuant to the HostPro, Inc. 2000 Equity Incentive Plan I or the HostPro, Inc. 2000 Equity Incentive Plan II. The options granted under the HostPro plans were converted into options to purchase 85,725 shares of the Company's common stock under the Company's 2001 Equity Incentive Plan as of March 22, 2001.

(18)    Represents a retention bonus of $270,000 earned in fiscal 2001.

(19) Represents an option to purchase 40,000 shares of the Company's common stock granted under the Company's 1995 Stock Option Plan and an option that was originally granted to purchase HostPro common stock, which was subsequently converted into options to purchase approximately 85,725 shares of the Company's common stock under the Company's 2001 Equity Incentive Plan.

(20) Represents an option to purchase 20,000 shares of the Company's common stock under the Company's 1995 Stock Option Plan.

(21) Represents an option that was originally granted to purchase HostPro, Inc., a subsidiary of the Company, common stock, which was subsequently converted into options to purchase 137,159 shares of the Company's common stock under the Company's 2001 Equity Incentive Plan.

(22)    Represents a retention bonus of $600,000 earned in fiscal 2001.

(23) Represents an option that was originally granted to purchase HostPro, Inc., a subsidiary of the Company, common stock, which was subsequently converted into options to purchase 114,300 shares of the Company's common stock under the Company's 2001 Equity Incentive Plan.

(24) Represents an option to purchase 70,000 shares of the Company's common stock granted under the Company's 1995 Stock Option Plan.

(25) Represents an option to purchase 107,138 shares of the Company's common stock granted under the Company's 1995 Stock Option Plan and an option originally granted to purchase shares of the common stock of HostPro, Inc., a wholly owned subsidiary of the Company, pursuant to the HostPro, Inc. 2000 Equity Incentive Plan I or the HostPro, Inc. 2000 Equity Incentive Plan II. The options granted under the HostPro plans were converted into options to purchase 42,862 shares of the Company's common stock under the Company's 2001 Equity Incentive Plan as of March 22, 2001.

(26)    Represents a $20,000 signing bonus received in fiscal 2000.

(27) Represents an option to purchase 150,000 shares of the Company's common stock granted under the Company's 1995 Stock Option Plan and an option originally granted to purchase shares of the common stock of HostPro, Inc., a wholly owned subsidiary of the Company, pursuant to the HostPro, Inc. 2000 Equity Incentive Plan I or the HostPro, Inc. 2000 Equity Incentive Plan II. The options granted under the HostPro plans were converted into options to purchase 91,439 shares of the Company's common stock under the Company's 2001 Equity Incentive Plan as of March 22, 2001.

(28)    Represents a $20,000 signing bonus received in fiscal 2001.

                          OPTION GRANTS IN FISCAL 2001

        The following table provides information with respect to stock options granted in fiscal 2001 to each of the Named Executive Officers. In accordance with the rules of the SEC, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective terms based on assumed annual rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, on option exercises are dependent on the future performance of the Company's common stock and overall market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.


                                                    Individual Grants                                Potential Realizable
                                              -----------------------------                                Value at
                                                Percent of                                              Assumed Annual
                             Number of            Total                                                 Rates of Stock
                            Securities           Options           Exercise                           Price Appreciation
                            Underlying          Granted to          Price                              for Option Term
                             Options           Employees in          Per           Expiration     --------------------------
     Name                    Granted          Fiscal 2001 (3)       Share             Date            5%             10%
 ------------              ------------       ---------------      ---------       -----------    ----------     -----------
Joel J. Kocher               250,000(1)              3.12%         $   1.20         8/06/2011     $  188,668     $   478,123
                             150,000(2)              1.87              1.20         8/06/2011        113,201         286,874
                           1,028,700(2)             12.83              0.98        12/22/2010        634,005       1,606,693

Steven P. Arnold              50,000(1)              0.62%         $   1.20         8/06/2011     $   37,734     $    95,625
                              30,003(2)              0.37              0.98         1/23/2011         18,491          46,861

Lyle W. Jordan               114,299(2)              1.43%         $   0.98         5/31/2002     $   70,401     $   178,411

Savino R. Ferrales           164,275(1)              2.05%         $   1.20         8/06/2011     $  123,974     $   324,174
                              85,725(2)              1.07              0.98         2/15/2011         52,834         133,891

Michael S. Adkins            137,159(2)              1.71%         $   0.98         5/31/2002     $   84,533     $   214,224

Barbara A. Gibson            107,138(1)              1.34%         $   1.20         8/06/2011     $   80,854     $   204,900
                              42,862(2)              0.53              2.47        10/23/2010         66,581         168,728

Cliff C. Luckey              150,000(1)              1.87%         $   1.20         8/06/2011     $  113,201     $   286,874
                              91,439(2)              1.14              3.94         9/14/2010        226,572         574,177


(1) Represents options granted pursuant to the Company's 1995 Stock Option Plan that vest over four years in increments of 25% per year. Options granted pursuant to the Company's 1995 Stock Option Plan are granted as incentive stock options ("ISOs") or nonstatutory stock options ("NSOs"). ISOs are granted with an exercise price equal to 100% of the fair market value (as defined in the plan) of the Company's common stock on the date of grant. Except as otherwise noted, NSOs granted and set forth in the above table were granted with an exercise price equal to 100% of the fair market value (as defined in the plan) of the Company's common stock on the date of grant.

(2) Represents options granted pursuant to the Company's 2001 Equity Incentive Plan that vest 25% in the first year and the 2.083% monthly over the remaining 36 months. Options granted pursuant to the Company's 2001 Equity Incentive Plan are granted as ISOs or NSOs. Except for the options granted to Mr. Luckey, these options were originally options granted to purchase shares of the common stock of HostPro, Inc., a wholly owned subsidiary of the Company, pursuant to the HostPro, Inc. 2000 Equity Incentive Plan I or the HostPro, Inc. 2000 Equity Incentive Plan II. The exercise price of the HostPro options was equal to 100% of the fair market value of HostPro common stock on the date of grant (as determined by the HostPro board of directors). The options granted under the HostPro plans were converted into options to purchase shares of the Company's common stock as of March 22, 2001 at an exchange ratio of 0.5715 in connection with a merger of HostPro into another wholly owned subsidiary of the Company. The number of securities underlying the options granted under the HostPro plans are stated in terms of shares of Company common stock and prices as adjusted according to the exchange ratio.

(3) Reflects percent of total options to purchase shares of the Company's common stock granted to employees during fiscal 2001.

                   AGGREGATED OPTION EXERCISES IN FISCAL 2001
                        AND AUGUST 31, 2001 OPTION VALUES

        The following table provides information regarding Company stock option exercises in fiscal 2001 by the Named Executive Officers, and the value of such officers' unexercised options at August 31, 2001:

                                                                     Number of Securities                Value of
                                                                    Underlying Unexercised       Unexercised In-The-Money
                                                                       Options at Fiscal            Options at Fiscal
                                                                           Year-End                     Year-End
                                Shares Acquired       Value             Exercisable (E)/            Exercisable (E)/
       Name                       on Exercise       Realized           Unexercisable (U)            Unexercisable (U)
------------------             ----------------     --------        ----------------------       ------------------------
Joel J. Kocher                        -                 -                1,277,961(E)                  $341,399(E)
                                                                         1,365,088(U)                   413,534(U)

Steven P. Arnold                      -                 -                  133,728(E)                    $9,957(E)
                                                                           180,281(U)                    26,245(U)

Savino R. Ferrales                    -                 -                  194,438(E)                   $28,450(E)
                                                                           331,286(U)                    82,910(U)

Michael S. Adkins                     -                 -                  205,738(E)                  $121,385(E)
                                                                                 0(U)                         0(U)

Lyle W. Jordan                        -                 -                  227,660(E)                   $67,436(E)
                                                                            94,500(U)                         0(U)

Barbara A. Gibson                     -                 -                   10,000(E)                        $0(E)
                                                                           180,000(U)                    39,641(U)

Cliff C. Luckey                       -                 -                        0(E)                        $0(E)
                                                                           241,439(U)                    55,500(U)


Compensation of Directors

        Members of the Board of Directors who are not employees of the Company or employees, officers or directors of any subsidiary or affiliate of the Company are paid an annual retainer of $40,000 (the "Annual Retainer"). The Annual Retainer is payable in arrears in equal quarterly installments within the first thirty days of each fiscal quarter to qualified directors holding office during the prior fiscal quarter. Qualified directors who hold office for less than an entire fiscal quarter receive a pro-rated portion of the Annual Retainer.

        Additionally, all directors who are not employees of the Company or its subsidiaries or affiliates are to receive a formula Nonstatutory Stock Option (a "Formula Option") of 10,000 shares of common stock upon appointment to the Board and such directors serving on the Board as of the date immediately following each annual meeting of the Company's shareholders receive a Formula Option as of the date of the meeting for 3,000 shares of common stock. In fiscal 2001, the Company granted Messrs. Lee and Balousek each a Nonstatutory Stock Option to purchase 80,000 shares of the Company's common stock at a price of $1.20 per share under the Company's 1995 Stock Option Plan. The Company reimburses directors for travel and lodging expenses, if any, incurred in connection with attendance at Board meetings or performance of director services.

Employment and Severance Arrangements

        The Company has entered into employment and severance agreements (the "Agreements") with Mr. Kocher, Mr. Arnold, Mr. Jordan, Mr. Ferrales and Mr. Adkins and certain other officers of the Company relating to termination and compensation upon termination of the officer's active employment with the Company. The Agreements allow either the Company or the officer to terminate the officer's active employment with the Company for any reason, voluntary or involuntary, with or without cause, by providing notice to that effect in writing. The Agreements provide that during a six-month or one-year "Transition Period" following termination, the officer will continue to receive all benefits "customarily provided" to such officer while employed, including, but not limited to, salary, bonuses, executive bonuses, benefits and continued vesting of any granted stock options. "Customarily provided" refers to Company practices and plans with respect to the officer's benefits and compensation in effect as of the date of termination of the officer's active employment with the Company. However, such terminated officers will not be entitled to any new grants of interest in future executive bonuses, any new grants of stock options, or payment of any compensation under an incentive program that is deferred, due to payment criteria of such incentive program, as those criteria existed as of the date of termination of the officer's active employment with the Company, beyond the Transition Period. Certain officers, have entered into employment and severance agreements which provide for a lump sum payment of six or twelve months base salary upon non-voluntary termination, rather than for payments and benefits over a Transition Period as provided under the Agreements.

Change of Control Agreements

        A Change of Control, for purposes other than the 1995 Stock Option Plan and the 2001 Equity Incentive Plan, shall mean the acquisition by any person or entity of securities of the Company which results in such person or entity owning or controlling more of the combined voting power of the Company than does MTI and owning or controlling more than 35% of the voting securities of the Company or, subject to MTI owning or controlling more than 35% of the securities of the Company, the acquisition by any person or entity of more than 35% of the common stock of MTI.

        Upon a Change of Control of the Company (as defined above), a cash lump-sum payment in the amount equal to the salary payable under the Agreements shall be made to each officer in exchange for any further salary obligations thereunder. In addition, (i) the chief executive officer, president, general manager and vice president (except Area Vice Presidents as defined below) of the Company and its subsidiaries shall be entitled to receive two years base salary,
(ii) each vice president of the Company and its subsidiaries not elected by the applicable board of directors ("Area Vice President") and each officer and management director of the Company and its subsidiaries not otherwise included in (i) shall receive one year base compensation or total target compensation, in each case if such employee has not received a comparable offer of employment, following such Change of Control. An employee's right to terminate employment under the Agreements shall terminate upon acceptance of such comparable offer of employment. A comparable offer of employment is defined as an agreement providing for responsibilities, status, cash compensation, benefits and location comparable to those in effect before the Change of Control as reasonably determined by the employee (with a term of three years for the chief executive officer and president, two years for the vice presidents and general managers of subsidiaries (excluding Area Vice Presidents) and one year for Area Vice Presidents, officers and management directors identified in (ii) above, providing one year's salary and benefits in the event of death and disability and which has severance consisting of continued compensation and benefits through the end of the term). All other employees of the Company and its subsidiaries not included in (i) and (ii) above shall receive six months base salary or total target compensation if the employee has not received an offer of employment providing comparable compensation, benefits and location following the Change of Control.

        The Company's Management and Executive Incentive Plan (the "Incentive Plan," formerly the Micron Electronics, Inc. Executive Bonus Plan) provides that, upon a Change of Control of the Company, the Company shall pay to each eligible executive bonuses allocated, if any, under the Incentive Plan for the current fiscal year at the maximum level established by the Board of Directors as of the most recent allocation and any bonuses that have been awarded for previous years under the Incentive Plan but not previously paid.

        Upon a Change of Control, the Company shall pay all employees such amounts, if any, that are necessary to place such employees in the same after tax position as the employees would have been in had no excise tax been imposed under Section 280G of the Internal Revenue Code of 1986, as amended (the "Code").

        A Change of Control for options granted under the 1995 Stock Option Plan, on or before August 29, 2001, shall mean the acquisition, by any person or entity, of securities of the Company which results in such person or entity owning or controlling more of the combined voting power of the Company than does MTI and owning or controlling more than 20% of the voting securities of the Company or the acquisition by any person or entity of more than 35% of the common stock of MTI. Options granted under the 1995 Stock Option Plan on or after August 30, 2001 may be assumed, converted or replaced by the successor or acquiring corporation in the event of (i) a dissolution or liquidation of the Company, (ii) a merger or consolidation in which the Company is not the surviving corporation, subject to limited exceptions, or (iii) a merger in which the Company is the surviving corporation but after which the stockholders of the Company immediately prior to such merger cease to own their shares or other equity interest in the Company, subject to limited exceptions. If such successor or acquiring corporation refuses to assume or substitute the options the vesting of such options will accelerate and the options will become exercisable in full prior to the consummation of such event. The 1995 Stock Option Plan provides that the Company may provide that the vesting of any or all options granted pursuant to the plan will accelerate and become immediately exercisable upon a Change of Control of the Company.

        Under certain circumstances, a Change of Control of the Company would result in vesting of options granted under the 2001 Equity Incentive Plan. For options granted under the 2001 Equity Incentive Plan, on or before March 22, 2001, a Change of Control shall mean the acquisition by any person or entity of securities of the Company where the Company is the parent of HostPro, and where such person or entity, directly, indirectly or beneficially, acting alone or in concert, (i) owns or controls more of the combined voting power of all classes of voting securities of the Company than does MTI and (ii) owns or controls more than 20% of the combined voting power of all classed of voting securities of the Company. Options granted under the 2001 Equity Incentive Plan on or after March 23, 2001 may be assumed, converted or replaced by the successor or acquiring corporation in the event of (i) a dissolution or liquidation of the Company,
(ii) a merger or consolidation in which the Company is not the surviving corporation, subject to limited exceptions, or (iii) a merger in which the Company is the surviving corporation but after which the stockholders of the Company immediately prior to such merger cease to own their shares or other equity interest in the Company, subject to limited exceptions. If such successor or acquiring corporation refuses to assume or substitute the options the vesting of such options will accelerate and the options will become exercisable in full prior to the consummation of such event. The 2001 Equity Incentive Plan provides that the Company may provide that the vesting of any or all options granted pursuant to the plan will accelerate and become immediately exercisable upon a Change of Control of the Company.

Non-Plan Option Grants

        On January 13, 1998, the Company made two option grants, each for 75,000 shares of the Company's common stock, to Mr. Kocher outside of the Company's stock option plans at an exercise price of $9.0062 per share. For the first grant, 25,000 of the option shares vested on May 31, 2001 in connection with the sale of the Company's PC Systems business to GTG PC Holdings, LLC ("GTG PC"). The remaining 50,000 option shares will vest at the end of seven full years of Mr. Kocher's continuous status as an employee or consultant of the Company. Acceleration provisions provide that the remaining 50,000 option shares shall vest immediately if prior to completion of this seven year period: (i) a public offering of the Company's Web hosting business is completed and the Web hosting business subsequently achieves market capitalization averaging not less than $1 billion over five consecutive business days, or (ii) the market capitalization of the Company averages not less than approximately $2.73 billion as of close of trading over five consecutive business days. The Compensation Committee may lower the financial conditions for this accelerated vesting at any time at its discretion. In the event of a change in control, the unexercised portion of the option grant shall become immediately exercisable. For the second option grant, 50,000 of the option shares vested on April 6, 2000. The remaining 25,000 shares vested on May 31, 2001 in connection with the sale of the Company's PC Systems business to GTG PC. These options may not be exercised while any portion of the options granted under the Company's 1995 Equity Incentive Plan are vested and exercisable.

Compensation Committee Interlocks and Insider Participation

        Serving on the Compensation Committee for fiscal 2001 were Directors John B. Balousek, Robert Lee and Robert A. Lothrop. During fiscal 2001, Mr. Lothrop was also a director of MTI. For a description of transactions involving MTI in Fiscal 2001, see Item 13. On November 9, 2001, Mr. Lothrop resigned from his position on the Board of Directors. Currently the directors serving on the Compensation Committee are Directors John B. Balousek and Robert Lee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth ownership information with respect to the common stock of the Company, as of November 1, 2001, with respect to (i) persons known by the Company to beneficially own more than 5% of the Company's common stock, (ii) each director of the Company, (iii) each Named Executive Officer of the Company listed in the "Summary Compensation Table" on page 3, and (iv) all current directors and executive officers of the Company as a group:

                                                                                  Interland, Inc.
                                                                                   Common Stock
                                                                           ----------------------------
                                                                            Amount and
                                                                            Nature of           Percent
                                                                            Beneficial            of
                  Name of Beneficial Owner                                 Ownership(1)          Class
                  ------------------------                                 ------------         -------
        Micron Technology Foundation, Inc.                                  59,057,863           42.9%
             8000 South Federal Way
             Boise, Idaho 83716-9632
        Kenneth Gavranovic (2)                                               8,038,746            5.9
        Gregg A. Mockenhaupt (3)                                             3,412,403            2.5
        Joel J. Kocher (4)                                                   1,352,255              *
        Steven P. Arnold (5)                                                   315,009              *
        Michael S. Adkins (6)                                                  207,788              *
        Savino R. Ferrales (7)                                                 201,895              *
        Lyle W. Jordan (8)                                                     159,160              *
        Barbara A. Gibson (9)                                                   32,769              *
        John B. Balousek (10)                                                   28,000              *
        Robert Lee (11)                                                         16,000              *
        Robert T. Slezak (12)                                                   15,000              *
        Cliff C. Luckey (13)                                                       222              *
        All current directors and executive officers as a
        Group (14 persons) (14)                                             13,495,885            9.6%

*  Less than 1%

(1) Unless otherwise indicated below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Includes 278,964 shares subject to options held by Mr. Gavranovic that are exercisable within 60 days of November 1, 2001.

(3) Represents 3,316,082 shares held by Crest Communication Partners L.P. and 96,321 shares held by Crest Enterprises Fund L.P. Mr. Mockenhaupt is a managing director of Crest Partners II, LLC, which is the general partner of Crest Communications Partners L.P. and Crest Entrepreneurs Fund L.P. Mr. Mockenhaupt disclaims beneficial ownership of the shares held by these funds, except to the extent of his pecuniary interest in such funds.

(4) Represents 1,352,255 shares subject to options held by Mr. Kocher that are exercisable within 60 days of November 1, 2001.

(5) Includes 314,009 shares subject to options held by Mr. Arnold that are exercisable within 60 days of November 1, 2001.

(6) Includes 400 shares that are held by Mr. Adkins' spouse for benefit of his minor children and 205,738 shares subject to options held by Mr. Adkins that are exercisable within 60 days of November 1, 2001.

(7) Represents 201,583 shares subject to options held by Mr. Ferrales that are exercisable within 60 days of November 1, 2001 and 312 shares held in a unitized stock fund under the Company's qualified 401(k) retirement plan that invests solely in the common stock of the Company.

(8) Includes 157,160 shares subject to options held by Mr. Jordan that are exercisable within 60 days of November 1, 2001.

(9) Represents 32,769 shares subject to options held by Ms. Gibson that are exercisable within 60 days of November 1, 2001.

(10) Includes 16,000 shares subject to options held by Mr. Balousek that are exercisable within 60 days of November 1, 2001.

(11) Includes 3,000 shares subject to options held by Mr. Lee that are exercisable within 60 days of November 1, 2001.

(12) Includes 10,000 shares subject to options held by Mr. Slezak that are exercisable within 60 days of November 1, 2001.

(13) Represents 222 shares held in a unitized stock fund under the Company's qualified 401(k) retirement plan that invests solely in the common stock of the Company.

(14) Includes 2,226,052 shares subject to options held by all current directors and executive officers as a group (14 persons) that are exercisable within 60 days of November 1, 2001 and approximately 3,073 shares held in a unitized stock fund under the Company's qualified 401(k) retirement plan which invests solely in the common stock of the Company by directors and officers as a group (3 persons).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Until August 6, 2001, Micron Technology, Inc. ("MTI"), owned approximately 60.7% of the Company's outstanding common stock. After the merger with Interland-Georgia, Inc. on August 6, 2001, this ownership was reduced to 42.9% of the Company's outstanding common stock. MTI sold all its shares of the Company's common stock to Micron Semiconductor Products, Inc. pursuant to a Stock Purchase Agreement on August 30, 2001. On that same day, Micron Semiconductor Products donated those shares to Micron Technology Foundation, Inc. pursuant to a Donation Agreement. As of August 31, 2001, the Micron Technology Foundation owned approximately 42.9% of the outstanding common stock of the Company. Currently, MTI owns no shares of the Company's common stock.

        Two of the Company's eight directors, Steven Appleton and Robert Lothrop, were also directors of MTI. Both Mr. Appleton and Mr. Lothrop resigned from their positions on the Board of Directors of the Company on November 9, 2001.

        During fiscal 2001, MTI supplied a substantial portion of the full specification random access memory components used in the Company's discontinued personal computer operations. In addition, the Company purchased non-standard memory components from MTI and its wholly owned subsidiary, Micron Semiconductor Asia Pte. Ltd. used in the Company's SpecTek operations. Purchases by the Company of these components from MTI and its wholly owned subsidiary, completed upon market terms and conditions, amounted to approximately $103,808,000 in fiscal 2001.

        In fiscal 2001, MTI and its subsidiaries paid the Company approximately $23,561,000 for purchases of PC systems and other equipment. In fiscal 2001, the Company paid MTI and its subsidiaries approximately $14,186,000 for equipment.

        Effective on September 2, 1999, the Company and MTI entered into an Amended and Restated Component Recovery Agreement (the "Amended Component Recovery Agreement"). The Amended Component Recovery Agreement expired on August 30, 2001. Under the Amended Component Recovery Agreement, the cost to the Company of components obtained from MTI was negotiated on a quarterly basis, but in no event was the cost less than 50% of pre-tax net income generated from the sale of SpecTek products derived from such components. In fiscal 2001, the Company paid approximately $99,483,000 to MTI pursuant to the Amended Component Recovery Agreement.

        The Amended Component Recovery Agreement also provided that MTI purchase and lease back to SpecTek equipment as is reasonably appropriate for SpecTek to perform its component recovery operations. MTI purchased capital assets in the amount of approximately $32,649,000 from SpecTek in fiscal 2001.

        Under the Amended Component Recovery Agreement, the Company had an option to require MTI to purchase all of the assets of SpecTek for a purchase price equal to the net book value of the assets. MTI had an option to require the Company to sell to it all of the assets of SpecTek under the same terms and conditions.

Additionally, the Company had an option to require MTI to purchase, and MTI had the option to require the Company to sell to it, the assets of SpecTek at book value if MTI's ownership in the Company fell below 50% or if an unrelated third party acquired more than 30% of the Company.

        On March 22, 2001 the Company entered into a Purchase Agreement (the "Purchase Agreement") to sell all assets primarily used by SpecTek and certain land, buildings and intellectual property assets, formerly used primarily by the company's discontinued PC Systems business, to MTI. Pursuant to the terms of the Purchase Agreement, the Company transferred the land, buildings and intellectual property to MTI on March 22, 2001. The assets used by SpecTek were transferred to MTI on April 5, 2001. The Company has leased back a portion of the land and buildings from MTI and has also been granted a license to use the intellectual property. The Company paid approximately $728,277 to MTI for the lease of the land and buildings in fiscal 2001. The Company sublet a portion of the land and buildings to SpecTek for two months in fiscal 2001 for approximately $200,594, after which time the rent payable by SpecTek for that portion was deducted from the amount the Company paid MTI for the lease of the remaining land and buildings in fiscal 2001. The estimated proceeds from the sale of assets under the Purchase Agreement are $136 million, less $92 million of inter-company accounts payable to MTI. The Company received $18 million of cash in excess of the historical cost of the land, buildings, and intellectual property.

        In connection with the execution of the merger agreement between the Company and Interland-Georgia, the Company, Interland-Georgia and MTI entered into an MTI registration rights agreement under which the Company granted MTI registration rights with respect to the shares of the Company's common stock that MTI owned. This agreement required the Company to file a registration statement registering for public resale at least 25% of the shares of the Company's common stock that were beneficially owned by MTI, or a lesser percentage provided the aggregate offering price exceeded $5.0 million, upon the request of MTI. The Company was only required to effect one registration in any six-month period. In addition, MTI was entitled to "piggyback" registration rights so as to be able to include its shares of the Company's common stock in a registration statement filed by the Company. This agreement was replaced by the amended and restated registration rights agreement as described below.

        In connection with the execution of the merger agreement between the Company and Interland-Georgia, the Company amended and restated its registration rights agreement and added MTI as a party to that agreement. This agreement requires the Company to file a registration statement registering for public resale at least 25% of the registrable securities that are held by the former Interland shareholders that are parties to this agreement and MTI, or a lesser percentage provided the aggregate offering price exceeds $5.0 million, upon request by those shareholders. The Company will only be required to effect one registration in any six-month period. In addition, the parties to this agreement holding registrable securities will be entitled to "piggyback" registration rights so as to be able to include their shares of the Company's common stock in a registration statement filed by the Company.

        In connection with the execution of the merger agreement between the Company and Interland-Georgia, the Company and MTI entered into an MTI shareholder agreement. Under this agreement MTI agreed not to sell any shares of the Company's common stock beneficially held by it, for a period of nine months after the closing of the merger between the Company and Interland-Georgia. This agreement is subject to some exceptions, which include but are not limited to, transfers:

        -      to the Company;

        -      in a public offering of the Company's securities;

        -      in response to a third party tender offer or exchange offer;

        -      in a merger or consolidation; or

        -      under a plan of liquidation approved by the Company.

In addition, MTI is also permitted to transfer shares of the Company's common stock to any other person provided that the person agrees to be bound by these resale restrictions of this MTI shareholder agreement. MTI also agreed not to acquire additional voting securities of the Company's common stock or beneficial ownership of the Company's common stock for a period of 18 months after the closing of the merger between the Company and Interland-Georgia, subject to specific exceptions. MTI also granted to the Company an option to purchase, at any time after the closing of the merger until two years after the closing of the merger, all outstanding shares of the Company's common stock held by MTI in excess of 25% of the Company's outstanding capital stock. The purchase price for this option will be the average of the closing prices of the securities on a national securities exchange or the

Nasdaq National Market over the 20 trading day period ending two days prior to the purchase of the stock under this option. The MTI shareholder agreement also provides that MTI will have the right to receive information with respect to the Company so long as MTI holds at least 5% of the outstanding voting stock of the Company.

           Upon the transfer of MTI's shares of the Company's common stock to the Micron Technology Foundation on August 30, 2001, the Micron Technology Foundation agreed not to sell any shares of the Company's common stock beneficially held by it, for a period of nine months after the closing of the merger between the Company and Interland-Georgia. This agreement is subject to some exceptions, which include but are not limited to, transfers:

        -      to the Company;

        -      in a public offering of the Company's securities;

        -      in response to a third party tender offer or exchange offer;

        -      in a merger or consolidation; or

        -      under a plan of liquidation approved by the Company.

In addition, the Micron Technology Foundation is also permitted to transfer shares of the Company's common stock to any other person provided that the person agrees to be bound by these resale restrictions of this shareholder agreement.

        In December 2000, the Company entered into a Retention Agreement with Savino R. "Sid" Ferrales, the Senior Vice President, Human Resources. The agreement provided for Mr. Ferrales to receive two bonuses. The first bonus was a retention bonus of $135,000 following execution of the agreement, and an additional $135,000 if Mr. Ferrales remained with the Company through May 31, 2001. The agreement provided that Mr. Ferrales would be required to repay the first bonus if he was terminated for cause or voluntarily resigned without good reason before the earlier to occur of a change of control or December 1, 2001. Such a change of control occurred when the Company sold the assets of its PC Systems business to GTG PC on May 31, 2001, and Mr. Ferrales was entitled to keep the first bonus. The second bonus was in the amount of $270,000 if Mr. Ferrales remained with the Company for six months following a change of control. Mr. Ferrales remained with the Company for this period, which ended on November 30, 2001, and received the second bonus. Finally, the agreement provided for Mr. Ferrales to receive a gross-up payment in the event that any payment pursuant to the agreement was subject to an excise tax. Mr. Ferrales did not receive a gross-up payment in fiscal year 2001.

        In December 2000, the Company entered into a Retention Agreement with Steven P. Arnold, the former Vice President and General Counsel. This agreement was amended in April 2001. As amended, the agreement provided for Mr. Arnold to receive three bonuses. The first bonus was a retention bonus of $125,000 following the execution of the agreement, and an additional $125,000 if Mr. Arnold remained with the Company until May 31, 2001. The agreement provided that Mr. Arnold would be required to repay the first bonus payments if he was terminated for cause or voluntarily resigned without good reason before the earlier to occur of a change of control or August 31, 2001. A change of control occurred when the Company sold the assets of its PC Systems business to GTG PC on May 31, 2001, and Mr. Arnold was entitled to keep the entire first bonus. The second bonus was in the amount of $250,000, to be paid to Mr. Arnold following a change of control. Mr. Arnold would be required to repay the second bonus if he was terminated for cause or voluntarily resigned without good reason before August 30, 2001. Mr. Arnold remained with the Company through August 30, 2001 and received the entire second bonus. The third bonus was a transaction bonus to be paid upon the closing of the sale of the Company's PC Systems business, which occurred on May 31, 2001. Under the terms of the transaction bonus schedule, Mr. Arnold was not entitled to receive the transaction bonus. Finally, the agreement provided for Mr. Arnold to receive a gross-up payment in the event that any payment pursuant to the agreement was subject to an excise tax. Mr. Arnold did not receive a gross-up payment in fiscal year 2001.

        In December 2000, the Company entered into a Retention Agreement with Lyle W. Jordan, the former Senior Vice President and Group General Manager (VND Division President) of the Company. The agreement provided for Mr. Jordan to receive three bonuses. The first bonus was a retention bonus of $550,000 following execution of the agreement. The agreement provided that Mr. Jordan would be required to repay this retention bonus if he was terminated for cause or voluntarily resigned without good reason before the earlier to occur of a change of control or December 1, 2001. Such a change of control occurred when the Company sold the assets of its PC Systems business to GTG PC on May 31, 2001, and Mr. Jordan was entitled to keep the entire first bonus. The second bonus was in the amount of $425,000 if Mr. Jordan received an offer of employment from GTG PC and remained with GTG PC for six months. In the alternative, the agreement provided for a bonus of $1,125,000 if Mr. Jordan did not receive an offer from GTG PC. Mr. Jordan did not receive an offer of employment from GTG PC and was paid the $1,125,000 bonus. The third bonus was a transaction bonus to be paid upon the closing of the sale of the Company's PC Systems business, which occurred on May 31, 2001. Under the terms of the transaction bonus schedule, Mr. Jordan was not entitled to receive the transaction bonus. Finally, the agreement provided for Mr. Jordan to receive a gross-up payment in the event that any payment pursuant to the agreement was subject to an excise tax. Mr. Jordan received a gross-up payment in the amount of $545,514.

        In December 2000, the Company entered into a Retention Agreement with Michael S. Adkins, the former Division President, Micron PC Direct. The agreement provided for Mr. Adkins to receive three bonuses. The first bonus was a retention bonus of $150,000 following the execution of the agreement, and an additional $150,000 if Mr. Adkins remained with the Company for six months or until a change of control. The agreement provided that Mr. Adkins would be required to repay the first bonus payments if he was terminated for cause or voluntarily resigned without good reason before the earlier to occur of a change of control or August 31, 2001. A change of control occurred when the Company sold the assets of its PC Systems business to GTG PC on May 31, 2001, and Mr. Adkins was entitled to keep the entire first bonus. The second bonus was in the amount of $300,000, to be paid to Mr. Adkins following termination for any reason following the change of control, which Mr. Adkins was entitled to keep. The third bonus was a transaction bonus to be paid upon the closing of the sale of the Company's PC Systems business, which occurred on May 31, 2001. Under the terms of the transaction bonus schedule, Mr. Adkins was not entitled to receive the transaction bonus. Finally, the agreement provided for Mr. Adkins to receive a gross-up payment in the event that any payment pursuant to the agreement was subject to an excise tax. Mr. Adkins did not receive a gross-up payment in fiscal year 2001.

        On March 22, 2001, the Company entered into an Employment Agreement Assumption and Amendment with Kenneth Gavranovic. This agreement became effective on August 6, 2001, in connection with the merger with Interland-Georgia. Under the terms of this agreement, Mr. Gavranovic shall be employed as the Vice Chairman and Chief Technical Officer of the Company, with an annual base salary of $300,000 per year. Mr. Gavranovic is entitled to receive an annual stock option bonus for a minimum number of shares of common stock equal to $200,000 divided by the fair market value of the Company's common stock on the date of grant. If Mr. Gavranovic's employment is terminated without cause, or is terminated by him as a result of disability or other good reason as described in the agreement, he will continue to receive payment of his base salary for the greater of one year or the unexpired portion of the term of the agreement. He also has agreed not to compete with the Company during the term of his agreement, and for a period of one year following the termination of his employment.

        In December 1998, Interland-Georgia loaned $25,000, and in May 1999, Interland-Georgia loaned $200,000 to Kenneth Gavranovic, one of its co-founders. Mr. Gavranovic is presently the Vice Chairman and Chief Technical Officer of the Company. This loan was evidenced by a full-recourse promissory note that bore interest at the rate of 10% per annum. The principal balance of Mr. Gavranovic's note was payable on demand when the Company assumed them on August 6, 2001 in connection with the Company's acquisition of Interland-Georgia. The notes were secured by a separate stock pledge agreement, whereby Mr. Gavranovic pledged 432,000 shares of Interland-Georgia common stock to secure his obligations. After giving effect to a subsequent stock split and the conversion ratio for shares of Interland-Georgia that were exchanged for Company Common Stock in connection with the acquisition of Interland-Georgia, Mr. Gavranovic had approximately 371,952 shares of Company common stock subject to the stock pledge agreement. The Company demanded repayment of the notes from Mr. Gavranovic on October 26, 2001 and offered him the opportunity to repay the notes through an exchange of the shares pledged under the respective stock pledge agreements. Mr. Gavranovic accepted this offer and repaid the total amount $218,259.18 in outstanding principal and interest on the notes through an exchange of approximately 183,286 shares of Company common stock (valued at the closing price of $1.54 on November 9, 2001). Subject to the effectiveness and completion of these transactions, all of the notes between Mr. Gavranovic and the Company have been satisfied in full and cancelled. Interland-Georgia guaranteed Kenneth Gavranovic's loan obligations to Bear, Stearns & Co. Inc., to repay a $3.4 million loan. Mr. Gavranovic entered into an agreement with Interland-Georgia pursuant to which he agreed to promptly repay Interland-Georgia any amounts that Interland-Georgia may have paid under that guarantee. The Company assumed the rights and obligations of the guarantee upon the merger with Interland-Georgia. This loan is secured by a lien on all the shares of the Company owed by Mr. Gavranovic, and salary, severance pay, or other amounts payable to Mr. Gavranovic may be offset against the loan.

        On March 19, 2001, the Company lent Garrett Mullins, its Vice President of Sales, $100,000 pursuant to a promissory note in conjunction with his relocation. The promissory note matures September 30, 2002, and does not provide that any interest will be charged on the amount. Since Mr. Mullins earned a bonus for the third quarter of fiscal 2001, pursuant to the terms of the promissory note, the Company forgave the sum of $36,000 within 30 days of May 31, 2001. As of December 31, 2001, the remaining principal on this loan was $32,412.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following are filed as a part of this report:

      Financial statements and financial statement schedules--see "Item 8. Financial Statements and Supplementary Data" of the Annual Report 10-K as filed on December 29, 2001.



                                                                           INCORPORATED BY REFERENCE
                                                                           -------------------------                  FILED
EXHIBIT                         DESCRIPTION                        FORM        DATE        NUMBER      REGISTRANT    HEREWITH
-------                         -----------                        ----        ----        ------      ----------    --------
2.01        Agreement of Merger, dated as of October 30, 1994,     S-4        3/13/95        2.1          INLD
            as amended by the first amendment thereto, dated
            as of December 13, 1994, by and among ZEOS, MCI
            and MCMS.

2.02        Articles of Merger, dated April 7, 1995, by and        8-K        4/7/95         2.2          INLD
            among ZEOS, MCI and MCMS.

2.03        Purchase Agreement, dated March 22, 2001, by and       8-K        4/10/01       2.01          INLD
            among MEI California, Inc., the Registrant and
            Micron Technology, Inc. ("MTI").

2.04        Agreement and Plan of Merger dated March 22, 2001,     8-K        4/10/01       2.01          INLD
            by and among the Registrant, Imagine Acquisition
            Corporation and Interland, Inc., a Georgia
            corporation ("Interland-Georgia").

2.05        Membership Interest Purchase Agreement, dated as       10-Q       5/31/01       2.01          INLD
            of April 30, 2001, by and between the Registrant
            and GTG PC Holdings, LLC.

2.06        First Amendment to Membership Interest Purchase        10-Q       5/31/01       2.02          INLD
            Agreement and Form of Contribution Agreement,
            dated as of May 31, 2001, by and between the
            Registrant and GTG PC Holdings, LLC.

3.01        Articles of Incorporation of Registrant, as            10-Q       4/1/95         3.1          INLD
            amended.

3.02        Bylaws of the Registrant, as amended.                 10K/A       8/28/97        3.2          INLD

3.03        Amendment to Articles of Incorporation of              8-K        8/13/01        4.1          INLD
            Registrant.

3.04        Amendment to Restated Bylaws of Registrant.            8-K        8/13/01        4.2          INLD

4.01        Form of Stock Certificate of the Registrant.           10-K      11/29/01       4.01          INLD

10.35(a)+   Micron Electronics 1995 Stock Option Plan, as          S-8        1/14/00        4.1          INLD
            amended through August 30, 2001.

10.35(b)+   Form of Notice of Grant for Micron Electronics         10-K      11/29/01     10.35(b)        INLD
            1995 Stock Option Plan.

10.35(c)+   Interland 1995 Stock Option Plan, as amended           10-K      11/29/01     10.35(c)        INLD
            August 30, 2001.

10.35(d)+   Form of Notice of Grant for Interland 1995 Stock       10-K      11/29/01     10.35(d)        INLD
            Option Plan.

10.36(a)+   Micron Electronics 1995 Employee Stock Purchase        10-Q       6/1/95        10.36         INLD
            Plan, as amended through August 5, 2001.

10.36(b)+   Interland 1995 Employee Stock Purchase Plan, as        10-K      11/29/01     10.36(b)        INLD
            amended August 6, 2001.

10.38+      Form of Indemnification Agreement between the          10-K       8/31/95       10.38         INLD
            Registrant and its officers and directors.

10.39+      Form of Six-Month Termination Agreements for           10-K       8/31/95       10.39         INLD
            certain officers of the Registrant.

10.42       Amended and Restated Component Recovery Agreement,     8-K        9/10/99       10.42         INLD
            dated effective September 2, 1999, between the
            Registrant and MTI.

10.44+      Form of Twelve-Month Termination Agreements for        10-K       8/28/97       10.44         INLD
            certain officers of the Registrant.

10.45+      Form of Two-Year Termination Agreements for            10-K       8/28/97       10.45         INLD
            certain officers of the Registrant.

10.47+      Form of Employment and Noncompete Agreement, with      10-Q       2/26/98       10.47         INLD
            12-month termination provision, for certain
            officers of the Registrant.

10.48+      Form of Employment and Noncompete Agreement, with          10-Q          2/26/98       10.48         INLD
            6-month termination provision, for certain
            officers of the Registrant.

10.52+      Employment Offer, dated January 10, 1998, to Joel          10-Q          2/26/98       10.52         INLD
            J. Kocher.

10.56+      Form of Employment, Severance and Noncompete               10-K          9/3/98        10.56         INLD
            Agreement for Certain Officers of the Registrant.

10.58+      The Registrant's Executive Incentive Plan, as              10-Q          12/2/99       10.58         INLD
            amended.

10.65       Exclusive Sales Representative Agreement effective         8-K           9/10/99       10.65         INLD
            September 2, 1999, between the Registrant and
            Micron Semiconductor Products, Inc.

10.68+      Amended Non Qualified Stock Option Agreement,              10-Q          6/1/00        10.68         INLD
            dated April 6, 2000.

10.69+      Amended Non Qualified Stock Option Agreement,              10-Q          6/1/00        10.69         INLD
            dated April 6, 2000.

10.70(a)+   HostPro, Inc. 2000 Equity Incentive Plan I.                10-K          8/31/00       10.70         INLD

10.70(b)+   HostPro, Inc. 2000 Equity Incentive Plan II.               10-K          8/31/00       10.71         INLD

10.70(c)+   Form of Notice of Grant for HostPro, Inc. 2000             10-K          8/31/00       10.72         INLD
            Equity Incentive Plans.

10.70(d)+   Form of Notice of Grant for HostPro, Inc. 2000             10-K          8/31/00       10.73         INLD
            Equity Incentive Plans.

10.70(e)+   Micron Electronics 2001 Equity Incentive Plan, as          10-Q          5/31/01       10.89         INLD
            amended as of March 22, 2001.

10.70(f)+   Interland 2001 Equity Incentive Plan, as amended           10-K         11/29/01       10.70(f)      INLD
            August 6, 2001.

10.70(g)+   Form of Notice of Grant for Interland 2001 Equity          10-K         11/29/01       10.70(g)      INLD
            Incentive Plan.

10.76       Amendment Number 1 to Amended And Restated                 10-Q         11/30/00       10.76         INLD
            Component Recovery Agreement, dated November 16,
            2000, between the Registrant and MTI.

10.77       Commercial Lease, dated March 22, 2001, between            8-K           4/10/01       99.01         INLD
            MTI and the Registrant.

10.78       Commercial Sublease, dated March 22, 2001, between         8-K           4/10/01       99.02         INLD
            MTI and the Registrant.

10.79+      The Registrant's Severance Plan for Employees -            10-Q          3/1/01        10.79         INLD
            2001 Amendment and Restatement.

10.80+      The Registrant's Change in Control Severance Plan.         10-Q          3/1/01        10.80         INLD

10.81+      HostPro, Inc. 2000 Incentive Plan II - Notice of           10-Q          3/1/01        10.81         INLD
            Grant to Joel Kocher.

10.82+      Retention Agreement between the Registrant and             10-Q          3/1/01        10.82         INLD
            Mike Adkins, dated as of December 1, 2000.

10.83+      Retention Agreement between the Registrant and             10-Q          3/1/01        10.83         INLD
            Steve Arnold, dated as of December 1, 2000.

10.84+      Retention Agreement between the Registrant and Sid         10-Q          3/1/01        10.84         INLD
            Ferrales, dated as of December 1, 2000.

10.85+      Retention Agreement between the Registrant and             10-Q          3/1/01        10.85         INLD
            Lyle Jordan, dated as of December 1, 2000.

10.86+      Retention Agreement between the Registrant and Jim         10-Q          3/1/01        10.86         INLD
            Stewart, dated as of December 1, 2000.

10.87+      Amended Retention Agreement between the Registrant         10-Q          5/31/01       10.87         INLD
            and Steve Arnold, dated as of April 7, 2001.

10.88+      Retention Agreement between the Registrant and             10-Q          5/31/01       10.88         INLD
            Jeff Moeser, dated as of February 23, 2001.

10.89       MTI Shareholder Agreement dated as of March 22,            8-K           4/10/01        2.01         INLD
            2001 between the Registrant and MTI.

10.91       Operating lease for property located at 3250               10-Q          5/31/01       10.90         INLD
            Wilshire Blvd., Los Angeles, California, dated as
            of March 16, 1998.

10.92       Operating lease for property located at 3250               10-Q          5/31/01       10.91         INLD
            Wilshire Blvd., Los Angeles, California, dated as
            of March 19, 1999.

10.93       Operating lease for property located at 1450 Eagle         10-Q          5/31/01       10.92         INLD
            Flight Way, Boise, Idaho, dated as of January 7, 2000.

10.94       Operating lease for property located at 3326 160th         10-Q          5/31/01       10.93         INLD
            Avenue SE, Bellevue, Washington, dated as of
            December 16, 1999.

10.95(a)+   Employment Agreement dated December 2, 1999               S-1/A          6/26/00       10.6          ILND
            between the Company and Ken Gavranovic, as amended.

10.95(b)+   Employment Agreement Assumption and Amendment              10-K         11/29/01       10.95(b)      INLD
            dated March 22, 2001 between the Registrant and
            Ken Gavranovic, as amended.

10.96(a)+   Interland-Georgia Stock Incentive Plan.                    S-8           9/17/01        4.05(a)      INLD

10.96(b)+   First Amendment to Interland-Georgia Stock                 S-8           9/17/01        4.05(b)      INLD
            Incentive Plan.

10.96(c)+   Second Amendment to Interland-Georgia Stock                S-8           9/17/01        4.05(c)      INLD
            Incentive Plan.

10.96(d)+   Third Amendment to Interland-Georgia Stock                 S-8           9/17/01        4.05(d)      INLD
            Incentive Plan.

10.96(e)+   Fourth Amendment to Interland-Georgia Stock                S-8           9/17/01        4.05(e)      INLD
            Incentive Plan.

10.97+      Promissory Note of Ken Gavranovic in favor of             S-1/A          5/18/00       10.15         ILND
            Interland-Georgia dated December 10, 1998.

10.98+      Promissory Note of Ken Gavranovic in favor of             S-1/A          5/18/00       10.17         ILND
            Interland-Georgia dated May 14, 1999.

10.99+      Stock Pledge Agreement between Interland-Georgia          S-1/A          5/18/00       10.19         ILND
            and Ken Gavranovic dated May 14, 1999.

10.100(a)   Agreement of Lease between Interland-Georgia and          S-1/A          5/18/00       10.21(a)      ILND
            34 Peachtree Associates, L.P. dated November 19,
            1997.

10.100(b)   First Amendment to Agreement of Lease between             S-1/A          5/18/00       10.21(b)      ILND
            Interland-Georgia and TCB #4, L.L.C. (f/k/a 34
            Peachtree Associates, L.P.) dated July 6, 1998.

10.100(c)   Second Amendment to Agreement of Lease between            S-1/A          5/18/00       10.21(c)      ILND
            Interland-Georgia and TCB #4, L.L.C. (f/k/a 34
            Peachtree Associates, L.P.) dated September 15,
            1999.

10.101(a)   Amended and Restated Lease Agreement between              S-1/A          5/18/00       10.22(a)      ILND
            Interland-Georgia and 101 Marietta Street
            Associates dated September 29, 1999.

10.101(b)   First Amendment to Amended and Restated Lease             S-1/A          5/18/00       10.22(b)      ILND
            Agreement between Interland-Georgia and 101
            Marietta Street Associates dated November 23, 1999.

10.102+     Employment Agreement dated April 1, 2000 between          S-1/A          5/18/00       10.23         ILND
            Interland-Georgia and Mark K. Alexander.

10.103+     Employment Agreement dated February 15, 2000              S-1/A          6/9/00        10.24         ILND
            between Interland-Georgia and Robert Malally.

10.104(a)   SunTrust Plaza Garden Offices Lease Agreement by           10-K         11/29/01       10.104(a)     INLD
            and between SunTrust Plaza Associates, LLC and
            Interland-Georgia dated May 15, 2000.

10.104(b)   First Amendment to Lease Agreement by and between          10-K         11/29/01       10.104(b)     INLD
            SunTrust Plaza Associates, LLC and Interland-Georgia
            dated September 27, 2000.

10.105      Amended and Restated Registration Rights Agreement         10-K         11/29/01       10.105        INLD
            between the Registrant, MTI and certain
            shareholders of Interland named therein, dated
            August 6, 2001.

10.106      Stock Purchase Agreement between MTI and Micron            10-K         11/29/01       10.106        INLD
            Semiconductor Products, Inc. dated as of August
            30, 2001.

10.107      Donation Agreement between Micron Semiconductor            10-K         11/29/01       10.107        INLD
            Products, Inc. and the Micron Technology
            Foundation, Inc. dated as of August 30, 2001.

10.108+     Employment Agreement between the Registrant and            10-K         11/29/01       10.108        INLD
            Allen Shulman dated November 1, 2001.

21.01       Subsidiaries of the Registrant.                            10-K         11/29/01       21.01         INLD

23.01       Consent of Independent Accountants.                        10-K         11/29/01       23.01         INLD

24.01       Power of Attorney.                                                                                               X

* INLD indicates the exhibit is incorporated by reference to the Registrant's prior filings with the SEC. ILND indicates the exhibit is incorporated by reference to Interland-Georgia's prior filings with the SEC.

+     Management contract or compensatory plan or arrangement.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 14th day of January 2002.

                               Interland, Inc.

                               /s/  David A. Buckel
                               -------------------------------------------------
                               David A. Buckel
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)


Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 14th day of January 2002.

Signature                                              Title
---------                                              -----
/s/  *                                                 Chairman of the Board, President, and Chief
------------------------------------------             Executive Officer (Principal Executive Officer)
(Joel J. Kocher)


/s/  David A. Buckel                                   Senior Vice President and Chief Financial Officer
------------------------------------------             (Principal Financial and Accounting Officer)
David A. Buckel


/s/  *                                                 Vice-Chairman of the Board
------------------------------------------
(Kenneth Gavranovic)


/s/  *                                                 Director
------------------------------------------
(Gregg A. Mockenhaupt)


/s/  *                                                 Director
------------------------------------------
(John B. Balousek)


/s/  *                                                 Director
------------------------------------------
(Robert Lee)


/s/  *                                                 Director
------------------------------------------
(Robert T. Slezak)


* By: /s/  * David A. Buckel
------------------------------------------
           Attorney-in Fact

                                 EXHIBIT INDEX

                                                                                                                             FILED
                                                                                  INCORPORATED BY REFERENCE                 HEREWITH
                                                                                  -------------------------                 --------
EXHIBIT                         DESCRIPTION                            FORM           DATE        NUMBER      REGISTRANT
-------                         -----------                            ----           ----        ------      ----------
2.01        Agreement of Merger, dated as of October 30, 1994,         S-4           3/13/95       2.1           INLD
            as amended by the first amendment thereto, dated
            as of December 13, 1994, by and among ZEOS, MCI
            and MCMS.

2.02        Articles of Merger, dated April 7, 1995, by and            8-K           4/7/95        2.2           INLD
            among ZEOS, MCI and MCMS.

2.03        Purchase Agreement, dated March 22, 2001, by and           8-K           4/10/01       2.01          INLD
            among MEI California, Inc., the Registrant and
            Micron Technology, Inc. ("MTI").

2.04        Agreement and Plan of Merger dated March 22, 2001,         8-K           4/10/01       2.01          INLD
            by and among the Registrant, Imagine Acquisition
            Corporation and Interland, Inc., a Georgia
            corporation ("Interland-Georgia").

2.05        Membership Interest Purchase Agreement, dated as           10-Q          5/31/01       2.01          INLD
            of April 30, 2001, by and between the Registrant
            and GTG PC Holdings, LLC.

2.06        First Amendment to Membership Interest Purchase            10-Q          5/31/01       2.02          INLD
            Agreement and Form of Contribution Agreement,
            dated as of May 31, 2001, by and between the
            Registrant and GTG PC Holdings, LLC.

3.01        Articles of Incorporation of Registrant, as                10-Q          4/1/95        3.1           INLD
            amended.

3.02        Bylaws of the Registrant, as amended.                     10K/A          8/28/97       3.2           INLD

3.03        Amendment to Articles of Incorporation of                  8-K           8/13/01       4.1           INLD
            Registrant.

3.04        Amendment to Restated Bylaws of Registrant.                8-K           8/13/01       4.2           INLD

4.01        Form of Stock Certificate of the Registrant.               10-K         11/29/01       4.01          INLD

10.35(a)+   Micron Electronics 1995 Stock Option Plan, as              S-8           1/14/00       4.1           INLD
            amended through August 30, 2001.

10.35(b)+   Form of Notice of Grant for Micron Electronics             10-K         11/29/01      10.35(b)       INLD
            1995 Stock Option Plan.

10.35(c)+   Interland 1995 Stock Option Plan, as amended               10-K         11/29/01      10.35(c)       INLD
            August 30, 2001.

10.35(d)+   Form of Notice of Grant for Interland 1995 Stock           10-K         11/29/01      10.35(d)       INLD
            Option Plan.

10.36(a)+   Micron Electronics 1995 Employee Stock Purchase            10-Q          6/1/95       10.36          INLD
            Plan, as amended through August 5, 2001.

10.36(b)+   Interland 1995 Employee Stock Purchase Plan, as            10-K         11/29/01      10.36(b)       INLD
            amended August 6, 2001.

10.38+      Form of Indemnification Agreement between the              10-K          8/31/95      10.38          INLD
            Registrant and its officers and directors.

10.39+      Form of Six-Month Termination Agreements for               10-K          8/31/95      10.39          INLD
            certain officers of the Registrant.

10.42       Amended and Restated Component Recovery Agreement,         8-K           9/10/99      10.42          INLD
            dated effective September 2, 1999, between the
            Registrant and MTI.

10.44+      Form of Twelve-Month Termination Agreements for            10-K          8/28/97      10.44          INLD
            certain officers of the Registrant.

10.45+      Form of Two-Year Termination Agreements for                10-K          8/28/97      10.45          INLD
            certain officers of the Registrant.

10.47+      Form of Employment and Noncompete Agreement, with          10-Q          2/26/98      10.47          INLD
            12-month termination provision, for certain
            officers of the Registrant.

10.48+      Form of Employment and Noncompete Agreement, with          10-Q          2/26/98       10.48         INLD
            6-month termination provision, for certain
            officers of the Registrant.

10.52+      Employment Offer, dated January 10, 1998, to Joel          10-Q          2/26/98       10.52         INLD
            J. Kocher.

10.56+      Form of Employment, Severance and Noncompete               10-K          9/3/98        10.56         INLD
            Agreement for Certain Officers of the Registrant.

10.58+      The Registrant's Executive Incentive Plan, as              10-Q          12/2/99       10.58         INLD
            amended.

10.65       Exclusive Sales Representative Agreement effective         8-K           9/10/99       10.65         INLD
            September 2, 1999, between the Registrant and
            Micron Semiconductor Products, Inc.

10.68+      Amended Non Qualified Stock Option Agreement,              10-Q          6/1/00        10.68         INLD
            dated April 6, 2000.

10.69+      Amended Non Qualified Stock Option Agreement,              10-Q          6/1/00        10.69         INLD
            dated April 6, 2000.

10.70(a)+   HostPro, Inc. 2000 Equity Incentive Plan I.                10-K          8/31/00       10.70         INLD

10.70(b)+   HostPro, Inc. 2000 Equity Incentive Plan II.               10-K          8/31/00       10.71         INLD

10.70(c)+   Form of Notice of Grant for HostPro, Inc. 2000             10-K          8/31/00       10.72         INLD
            Equity Incentive Plans.

10.70(d)+   Form of Notice of Grant for HostPro, Inc. 2000             10-K          8/31/00       10.73         INLD
            Equity Incentive Plans.

10.70(e)+   Micron Electronics 2001 Equity Incentive Plan, as          10-Q          5/31/01       10.89         INLD
            amended as of March 22, 2001.

10.70(f)+   Interland 2001 Equity Incentive Plan, as amended           10-K         11/29/01       10.70(f)      INLD
            August 6, 2001.

10.70(g)+   Form of Notice of Grant for Interland 2001 Equity          10-K         11/29/01       10.70(g)      INLD
            Incentive Plan.

10.76       Amendment Number 1 to Amended And Restated                 10-Q         11/30/00       10.76         INLD
            Component Recovery Agreement, dated November 16,
            2000, between the Registrant and MTI.

10.77       Commercial Lease, dated March 22, 2001, between            8-K           4/10/01       99.01         INLD
            MTI and the Registrant.

10.78       Commercial Sublease, dated March 22, 2001, between         8-K           4/10/01       99.02         INLD
            MTI and the Registrant.

10.79+      The Registrant's Severance Plan for Employees -            10-Q          3/1/01        10.79         INLD
            2001 Amendment and Restatement.

10.80+      The Registrant's Change in Control Severance Plan.         10-Q          3/1/01        10.80         INLD

10.81+      HostPro, Inc. 2000 Incentive Plan II - Notice of           10-Q          3/1/01        10.81         INLD
            Grant to Joel Kocher.

10.82+      Retention Agreement between the Registrant and             10-Q          3/1/01        10.82         INLD
            Mike Adkins, dated as of December 1, 2000.

10.83+      Retention Agreement between the Registrant and             10-Q          3/1/01        10.83         INLD
            Steve Arnold, dated as of December 1, 2000.

10.84+      Retention Agreement between the Registrant and Sid         10-Q          3/1/01        10.84         INLD
            Ferrales, dated as of December 1, 2000.

10.85+      Retention Agreement between the Registrant and             10-Q          3/1/01        10.85         INLD
            Lyle Jordan, dated as of December 1, 2000.

10.86+      Retention Agreement between the Registrant and Jim         10-Q          3/1/01        10.86         INLD
            Stewart, dated as of December 1, 2000.

10.87+      Amended Retention Agreement between the Registrant         10-Q          5/31/01       10.87         INLD
            and Steve Arnold, dated as of April 7, 2001.

10.88+      Retention Agreement between the Registrant and             10-Q          5/31/01       10.88         INLD
            Jeff Moeser, dated as of February 23, 2001.

10.89       MTI Shareholder Agreement dated as of March 22,            8-K           4/10/01        2.01         INLD
            2001 between the Registrant and MTI.

10.91       Operating lease for property located at 3250               10-Q          5/31/01       10.90         INLD
            Wilshire Blvd., Los Angeles, California, dated as
            of March 16, 1998.

10.92       Operating lease for property located at 3250               10-Q          5/31/01       10.91         INLD
            Wilshire Blvd., Los Angeles, California, dated as
            of March 19, 1999.

10.93       Operating lease for property located at 1450 Eagle         10-Q          5/31/01       10.92         INLD
            Flight Way, Boise, Idaho, dated as of January 7, 2000.

10.94       Operating lease for property located at 3326 160th         10-Q          5/31/01       10.93         INLD
            Avenue SE, Bellevue, Washington, dated as of
            December 16, 1999.

10.95(a)+   Employment Agreement dated December 2, 1999               S-1/A          6/26/00       10.6          ILND
            between the Company and Ken Gavranovic, as amended.

10.95(b)+   Employment Agreement Assumption and Amendment              10-K         11/29/01       10.95(b)      INLD
            dated March 22, 2001 between the Registrant and
            Ken Gavranovic, as amended.

10.96(a)+   Interland-Georgia Stock Incentive Plan.                    S-8           9/17/01        4.05(a)      INLD

10.96(b)+   First Amendment to Interland-Georgia Stock                 S-8           9/17/01        4.05(b)      INLD
            Incentive Plan.

10.96(c)+   Second Amendment to Interland-Georgia Stock                S-8           9/17/01        4.05(c)      INLD
            Incentive Plan.

10.96(d)+   Third Amendment to Interland-Georgia Stock                 S-8           9/17/01        4.05(d)      INLD
            Incentive Plan.

10.96(e)+   Fourth Amendment to Interland-Georgia Stock                S-8           9/17/01        4.05(e)      INLD
            Incentive Plan.

10.97+      Promissory Note of Ken Gavranovic in favor of             S-1/A          5/18/00       10.15         ILND
            Interland-Georgia dated December 10, 1998.

10.98+      Promissory Note of Ken Gavranovic in favor of             S-1/A          5/18/00       10.17         ILND
            Interland-Georgia dated May 14, 1999.

10.99+      Stock Pledge Agreement between Interland-Georgia          S-1/A          5/18/00       10.19         ILND
            and Ken Gavranovic dated May 14, 1999.

10.100(a)   Agreement of Lease between Interland-Georgia and          S-1/A          5/18/00       10.21(a)      ILND
            34 Peachtree Associates, L.P. dated November 19,
            1997.

10.100(b)   First Amendment to Agreement of Lease between             S-1/A          5/18/00       10.21(b)      ILND
            Interland-Georgia and TCB #4, L.L.C. (f/k/a 34
            Peachtree Associates, L.P.) dated July 6, 1998.

10.100(c)   Second Amendment to Agreement of Lease between            S-1/A          5/18/00       10.21(c)      ILND
            Interland-Georgia and TCB #4, L.L.C. (f/k/a 34
            Peachtree Associates, L.P.) dated September 15,
            1999.

10.101(a)   Amended and Restated Lease Agreement between              S-1/A          5/18/00       10.22(a)      ILND
            Interland-Georgia and 101 Marietta Street
            Associates dated September 29, 1999.

10.101(b)   First Amendment to Amended and Restated Lease             S-1/A          5/18/00       10.22(b)      ILND
            Agreement between Interland-Georgia and 101
            Marietta Street Associates dated November 23, 1999.

10.102+     Employment Agreement dated April 1, 2000 between          S-1/A          5/18/00       10.23         ILND
            Interland-Georgia and Mark K. Alexander.

10.103+     Employment Agreement dated February 15, 2000              S-1/A          6/9/00        10.24         ILND
            between Interland-Georgia and Robert Malally.

10.104(a)   SunTrust Plaza Garden Offices Lease Agreement by           10-K         11/29/01       10.104(a)     INLD
            and between SunTrust Plaza Associates, LLC and
            Interland-Georgia dated May 15, 2000.

10.104(b)   First Amendment to Lease Agreement by and between          10-K         11/29/01       10.104(b)     INLD
            SunTrust Plaza Associates, LLC and Interland-Georgia
            dated September 27, 2000.

10.105      Amended and Restated Registration Rights Agreement         10-K         11/29/01       10.105        INLD
            between the Registrant, MTI and certain
            shareholders of Interland named therein, dated
            August 6, 2001.

10.106      Stock Purchase Agreement between MTI and Micron            10-K         11/29/01       10.106        INLD
            Semiconductor Products, Inc. dated as of August
            30, 2001.

10.107      Donation Agreement between Micron Semiconductor            10-K         11/29/01       10.107        INLD
            Products, Inc. and the Micron Technology
            Foundation, Inc. dated as of August 30, 2001.

10.108+     Employment Agreement between the Registrant and            10-K         11/29/01       10.108        INLD
            Allen Shulman dated November 1, 2001.

21.01       Subsidiaries of the Registrant.                            10-K         11/29/01       21.01         INLD

23.01       Consent of Independent Accountants.                        10-K         11/29/01       23.01         INLD

24.01       Power of Attorney.                                                                                               X

* INLD indicates the exhibit is incorporated by reference to the Registrant's prior filings with the SEC. ILND indicates the exhibit is incorporated by reference to Interland-Georgia's prior filings with the SEC.

+     Management contract or compensatory plan or arrangement.