Form 10-Q
period 2001-11-30
INTERLAND INC /MN/
filed 2002-01-16
CIK 854460

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the registrant's Common Stock on December 31, 2001 was 137,581,087.

         Please note: The registrant timely filed this Form 10-Q on January 14, 2002. That filing was made under the name Interland, Inc., SEC Central Index Key 0001085586, and may be located through the SEC Edgar Archives by inputting the name "Interland, Inc." This filing is made to add this Form 10-Q to SEC Central Index Key 0000854460. Other than this explanatory note, this Form 10-Q conforms exactly to the document filed on January 14, 2002.



                                TABLE OF CONTENTS



                                                                                Page
  Part I - Financial Information

1.   Financial Statements
         Consolidated Statements of Operations................................    3
         Consolidated Balance Sheets .........................................    4
         Consolidated Statements of Cash Flows ...............................    5
         Notes to Consolidated Financial Statements ..........................    6

2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................   12

3.   Qualitative and Quantitative Disclosures about Market Risk ..............   28

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


INTERLAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)



FOR THE QUARTER ENDED                                 NOVEMBER 30,       NOVEMBER 30,
                                                              2001               2000
-------------------------------------------------------------------------------------

Revenues                                                 $  24,873           $ 13,525
Cost of revenues                                            14,135              9,527
                                                         ---------           --------
     Gross margin                                           10,738              3,998
                                                         ---------           --------
Operating expenses:
     Sales, marketing and technical support                 13,172              9,553
     General and administrative                             13,678              9,566
     Goodwill amortization                                      --              1,688
     Other expense (income), net                              (404)               112
     Merger and integration costs                            3,363                 --
                                                         ---------           --------
         Total operating expenses                           29,809             20,919
                                                         ---------           --------
Operating loss                                             (19,071)           (16,921)
Gain on investments, net                                        --              3,127
Interest income, net                                           251              1,819
                                                         ---------           --------
Loss from continuing operations before taxes               (18,820)           (11,975)
Income tax benefit                                              --              3,597
                                                         ---------           --------
Loss from continuing operations                            (18,820)            (8,378)

Income from discontinued operations, net of tax                 --              9,954
                                                         ---------           --------
Net income (loss)                                        $ (18,820)          $  1,576
                                                         =========           ========



Net income (loss) per share, basic and diluted:
     Continuing operations                               $   (0.14)          $  (0.09)
     Discontinued operations                                    --               0.11
                                                         ---------           --------

                                                         $   (0.14)          $   0.02
                                                         =========           ========


Number of shares used in per share calculation:
     Basic and diluted                                     137,725             96,673


The accompanying notes are an integral part of the consolidated financial statements.

INTERLAND, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)





AS OF                                                                      NOVEMBER 30, 2001     AUGUST 31, 2001
----------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
ASSETS
Cash and cash equivalents                                                          $ 111,598           $ 142,675
Short-term investments                                                                23,140              31,468
Receivables, net of allowance of $1,991 and $1,810, respectively                      17,348              11,576
Income taxes recoverable                                                              23,801              23,847
Other current assets                                                                   2,868               4,223
                                                                                   ---------           ---------
     Total current assets                                                            178,755             213,789
Restricted investments                                                                28,138              27,944
Property plant and equipment, net                                                     57,278              59,849
Goodwill                                                                             104,411             104,406
Intangibles, net                                                                      23,306              17,216
Investments held to maturity                                                           6,000               6,000
Other assets                                                                              41                  76
                                                                                   ---------           ---------
     Total assets                                                                  $ 397,929           $ 429,280
                                                                                   =========           =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                                   $   8,658           $   5,751
Accrued expenses                                                                      41,453              57,676
Current portion of long-term debt                                                     15,283              14,875
Deferred revenue                                                                      18,246              15,859
                                                                                   ---------           ---------
     Total current liabilities                                                        83,640              94,161
Long-term debt                                                                        21,955              24,231
Deferred revenue, long-term                                                            1,910               1,563
Other liabilities                                                                     12,944              12,895
                                                                                   ---------           ---------
     Total liabilities                                                               120,449             132,850
                                                                                   ---------           ---------

Commitments and contingencies
Common stock, $.01 par value, authorized 200 million shares; issued
     and outstanding 137.5 million and 137.8 million shares, respectively              1,378               1,378
Additional capital                                                                   282,738             282,738
Warrants                                                                               1,690               1,690
Deferred compensation                                                                 (3,034)             (3,310)
Treasury stock                                                                          (406)                 --
Retained earnings/(accumulated deficit)                                               (4,886)             13,934
                                                                                   ---------           ---------
     Total shareholders' equity                                                      277,480             296,430
                                                                                   ---------           ---------
     Total liabilities and shareholders' equity                                    $ 397,929           $ 429,280
                                                                                   =========           =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

INTERLAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

FOR THE QUARTER ENDED                                                           NOVEMBER 30,         NOVEMBER 30,
                                                                                        2001                2000
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                  $ (18,820)          $   1,576
Adjustments to reconcile net income (loss) to net cash (used in)
operating activities from continuing operations
       Income from discontinued operations                                                --              (9,954)
       Depreciation and amortization                                                   6,855               7,742
       Gain on investments, net                                                           --              (3,127)
       Provision for doubtful accounts                                                   581                 316
       Other non-cash adjustments                                                        (88)               (791)
       Changes in operating assets and liabilities net of the effect of the acquisition transactions:
           Receivables                                                                (6,518)             (1,974)
           Other current assets                                                         (183)                672
           Deferred income taxes                                                          --                  56
           Accounts payable and accrued expenses                                      (4,506)             (8,859)
           Other                                                                          --                 247
                                                                                   ---------           ---------
Cash used in operating activities of continuing operations                           (22,679)            (14,096)
                                                                                   ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment                                        (2,172)             (9,372)
Purchases of held-to-maturity investments                                            (29,300)            (56,658)
Proceeds from maturities of investment securities                                     37,628              36,000
Deposits of restricted cash                                                             (194)                 --
Proceeds from sale of MCMS stock                                                          --               4,500
Acquisitions, net of cash acquired                                                    (5,818)                 --
Other                                                                                     --                 163
                                                                                   ---------           ---------
Cash provided by (used in) investing activities of continuing operations                 144             (25,367)
                                                                                   ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt                                                                    (1,868)               (577)
Proceeds from issuance of debt                                                            --                  77
Proceeds from issuance of common stock                                                    --                 890
                                                                                   ---------           ---------
Cash provided by (used in) financing activities of continuing operations              (1,868)                390
                                                                                   ---------           ---------
Net cash used in continuing operations                                               (24,403)            (39,073)
Net cash provided by (used in) discontinued operations                                (6,674)              3,657
                                                                                   ---------           ---------
Net decrease in cash and cash equivalents                                            (31,077)            (35,416)
                                                                                   ---------           ---------
Cash and cash equivalents at beginning of period                                     142,675             200,002
                                                                                   ---------           ---------
Cash and cash equivalents at end of period                                         $ 111,598           $ 164,586
                                                                                   =========           =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.       GENERAL

BUSINESS -- Interland, Inc. (known as Micron Electronics, Inc. prior to August 6, 2001), together with its subsidiaries (collectively the "Company"), is a leading Web hosting company that offers a broad range of business-to-business Internet products and services, including managed dedicated hosting services, co-location and connectivity services, electronic commerce services, applications hosting and other Web hosting products.

Historically, the Company provided a variety of computer products and related services through its PC Systems, SpecTek, and Web hosting business segments. The Company disposed of its PC Systems and SpecTek business segments, which are reported as discontinued operations - See Footnote 3. "Discontinued Operations". The Company's Web hosting business remains as the Company's sole continuing operations. Prior to its disposal, the PC Systems business consisted of developing, marketing, manufacturing, selling and supporting a wide range of desktop and notebook systems and network servers under the micronpc.com brand name and selling, reselling, and supporting a variety of additional peripherals, software and services. Prior to its disposal, the SpecTek business consisted of processing and marketing various grades of memory products in either component or module form for specific applications.

HISTORY OF OPERATING LOSSES -- The Web hosting business has incurred net losses and losses from operations for each period from inception through the first three months of fiscal 2002, and anticipates incurring losses for at least the next two years. The Company does not expect to generate positive cash flow from operations until the end of fiscal 2002. The Company expects to have adequate cash reserves to fund operations during this period. The Company's future success is dependent upon its ability to achieve positive cash flow prior to the depletion of cash reserves and its ability to raise funds, if needed. Management cannot assure that the Company will be cash flow positive in the future under its current Web and applications hosting model or that it will be available to raise funds. The Company's current financial forecast indicates that there are sufficient cash reserves on hand until the Company reaches positive cash flow.


2.       SIGNIFICANT ACCOUNTING POLICIES

INTERIM UNAUDITED FINANCIAL INFORMATION -- The accompanying unaudited consolidated financial statements as of November 30, 2001 and 2000 and for the three month periods then ended, have been prepared in accordance with generally accepted accounting principles for interim financial information. In management's opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the three-month period ended November 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

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

The financial statements include the accounts of Interland, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

BASIS OF PRESENTATION - This report on Form 10-Q ("10-Q") for the first quarter ended November 30, 2001 should be read in conjunction with the Company's Annual Report on Form 10-K ("10-K") for the fiscal year ended August 31, 2001. The Company's operations are reported on a fiscal basis. During fiscal year 2001, the Company changed its year-end from a 52 or 53-week period ending on the Thursday closest to August 31, to a fiscal year and quarter ending on the calendar month-end. The quarter ended November 30, 2000 contained 13 weeks. All references to periods including annual and quarterly are on a fiscal basis.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)


REVENUE RECOGNITION -- Revenues from continuing operations are primarily generated from shared and dedicated hosting, managed services, e-commerce services, applications hosting and domain name registrations. Revenues are recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to 24 months and typically require payment in advance. These advances, including set-up fees for hosting services, are deferred and recognized ratably over the customers' expected service period. Deferred revenues represent the liability for advance billings to customers for services not yet provided.

BASIC AND DILUTED INCOME (LOSS) PER SHARE -- Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding when their effect is dilutive. Potential common shares result from the assumed exercise of outstanding stock options and warrants. Basic and diluted income (loss) per share for all periods presented have been restated to reflect results from both continuing and discontinued operations.

In addition to net income (loss) per share, the Company has also reported per share amounts on the separate income statement components required by Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Because the Company has reported a loss from continuing operations during each period reported, the effect of dilutive securities is excluded from the calculation of per share amounts.

RECENTLY ISSUED ACCOUNTING STANDARDS --In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets be amortized over their useful lives unless that life is determined to be indefinite. Intangible assets shall be evaluated annually to determine whether events and circumstances continue to support an indefinite useful life. An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Adoption of SFAS No. 142 is required during the Company's fiscal 2003, and early adoption is permitted. The goodwill and intangible assets acquired as part of the Interland-Georgia purchase business combination were required to be accounted for in accordance with the "amortization and non-amortization" provisions of SFAS 142. The Company adopted SFAS No. 142 during the first quarter of fiscal 2002, which eliminated goodwill amortization starting in fiscal 2002. During fiscal year 2002, the Company will perform the first of the required impairment tests of goodwill as of September 1, 2001. The Company has not yet determined what the effect, if any, of these tests will be on its earnings and financial position. Any impairment resulting for the initial application of this statement will be recorded as a cumulative effect of accounting change as of September 1, 2001.




3.   DISCONTINUED OPERATIONS

The Company has discontinued the operations of its PC Systems and SpecTek business segments. These segments are accounted for as discontinued operations in accordance with APB No. 30. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations.

Operating results for the discontinued operations are reported, net of tax, under "Income from discontinued operations, net of tax" on the accompanying consolidated Statements of Operations. In addition, the loss for the disposal of the discontinued operations has also been recorded, net of tax, under "Loss on disposal of discontinued operations" on the accompanying consolidated Statements of Operations.

For financial reporting purposes, cash flows from the discontinued operations are stated separately on the accompanying consolidated Statements of Cash Flows, under "Net cash used in discontinued operations."

PC SYSTEMS

On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC ("GTG PC"), an affiliate of the Gores Technology Group. Under the terms of the agreement, GTG PC received assets, which included $76.5 million in cash, and assumed specified liabilities of the PC Systems business. The loss on disposal was $212.2 million. Included in the loss on disposal are employee termination costs of approximately $15.4 million, of which $0.0 million and $0.3 million is included in the accompanying consolidated Balance Sheets under "Accounts payable and accrued liabilities" at November 30, 2001 and August 31, 2001,

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)


respectively. The Company retained all liabilities of the PC Systems business not assumed by GTG PC, including, for example, liabilities for taxes arising prior to the closing of the transaction, employee termination and related expenses, and any contingent liabilities arising prior to the closing date. In addition, the Company has agreed for a period of three years not to compete with the PC Systems business, and for two years, not to solicit or hire prior employees of the PC Systems business. For a transition period after the closing of the purchase, GTG PC agreed to provide some information technology, financial, telecommunications and human resources services to the Company at its cost plus 10% during the first four months after the closing, and at its cost plus 25% for the following two months.


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

SPECTEK

The Company has discontinued the operations of its SpecTek business segment, which is accounted for as discontinued operations in accordance with APB No. 30. Pursuant to the Amended and Restated Component Recovery Agreement (as amended, the "Component Recovery Agreement"), dated effective September 2, 1999, Micron Technology, Inc. ("MTI") exercised its rights to purchase the assets of the SpecTek business. On March 22, 2001, the Company entered into a Purchase Agreement (the "Purchase Agreement") to sell all assets primarily used by SpecTek and certain land, buildings and intellectual property to MTI. Pursuant to the terms of the Purchase Agreement, the Company transferred the land, buildings and intellectual property to MTI on March 22, 2001, and received $18 million of cash in excess of the historical cost from MTI. This amount has been recorded, net of tax, as an increase in additional capital. The Company has leased back a portion of the land and buildings from MTI and has also been granted a license to use certain of the intellectual property. In addition, MTI agreed to pay the Company for the March 1, 2001 net book value of the assets used by SpecTek, less any outstanding intercompany payables. The proceeds from this transaction, net of intercompany payables, were approximately $39.6 million, not including certain land, buildings and intellectual property. Pursuant to the Purchase Agreement, the assets used by SpecTek were transferred to MTI on April 5, 2001.

Summarized below are the operating results for the PC Systems and SpecTek businesses, which are included in the accompanying consolidated Statements of Operations for the quarter ended November 30, 2000 under "Income from discontinued operations, net of tax."

                                                         FOR THE QUARTER ENDED
                                                              NOVEMBER 30,
                                                                 2000
-------------------------------------------------------------------------------
(In thousands)

Net sales                                                    $   390,510
                                                             -----------
Loss before income taxes                                          14,229
Income tax provision                                              (4,275)
                                                             -----------
Income from discontinued operations, net of tax              $     9,954
                                                             ===========

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)


4.   RESTRUCTURING, MERGER AND INTEGRATION COSTS

During the fourth quarter of fiscal year 2001, the Company approved and implemented a restructuring program in connection with its acquisition of Interland-Georgia. The restructuring plan, which is expected to be completed by August 31, 2002, provides for the consolidation of the Company's operations and elimination of duplicative facilities. Accordingly, during fiscal year 2001, the Company recorded a charge of approximately $110.3 million related to employee termination benefits, facility closure costs, asset disposals and other exit costs which the Company recorded in operating expenses.

The liability related to this restructuring program was $12.0 million and $12.5 million at November 30, 2001 and August 31, 2001, respectively. The following schedule reflects the changes in the accrual for the quarter ended November 30, 2001:

                                                                         Employee
                                       Lease           Other exit       termination
                                    abandonments         costs            benefits             Total
                                    ------------       ----------       -----------          --------
(In thousands)
Balance at August 31, 2001            $ 8,721           $ 3,528           $    229           $ 12,478
                                         (215)               --               (229)              (444)
                                      -------           -------           --------           --------
Balance at November 30, 2001          $ 8,506           $ 3,528           $     --           $ 12,034
                                      =======           =======           ========           ========


The lease abandonment charge represents future lease payments for data centers and office facilities being exited. The other exit costs represent termination penalties for bandwidth and data connectivity contracts. The Company also recorded expenses of $3.4 million for financial advisory services, legal, accounting and other direct expenses related to merger and integration of the business following the Interland-Georgia acquisition. These costs have been recorded in "Merger and integration costs".


5.   GAIN ON INVESTMENTS, NET

On September 29, 2000, the Company sold its remaining 10% interest in MCMS for a net gain of $4.5 million. MCMS was formerly the Company's wholly-owned subsidiary of which 90% was sold in February 1998. In addition, the Company incurred a loss of $1.4 million on its equity investment in Bird on a Wire, Inc, for a net gain of investments of $3.1 million for the quarter ended November 30, 2000.


6.   ACQUISITIONS

The Company has acquired a number of companies to expand its Web hosting and Internet access capabilities. Over the past three years, the Company has acquired four Web and applications hosting companies and one Internet access company.

On August 6, 2001, the Company acquired 100 percent of the outstanding common shares of Interland-Georgia by issuing 0.861 shares of the Company's common stock in exchange for each share of Interland-Georgia common stock or 40,899,803 shares in the aggregate. In addition, the Company issued options and warrants to purchase shares of the Company's common stock in exchange for each issued and outstanding Interland-Georgia option and warrant using the ratio of 0.861 shares of the Company for each share of Interland-Georgia. The results of Interland-Georgia's operations have been included in the consolidated financial statements since the date of acquisition. Interland-Georgia is an Atlanta, Georgia, based Web and applications hosting company serving small and medium-sized businesses. The primary goal of the acquisition was to create a new company with much greater scale. The Company also expects to reduce costs through economies of scale and restructuring its business (see Footnote 4. "Restructuring, Merger, and Integration Costs"). The aggregate purchase price was $127.2 million, including equity issued with a value of $122.9 million and cash of $4.3 million. The value of the 40,899,803 common shares issued was determined based on the average market price of the Company's common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced on March 23, 2001.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)


The following table summarized the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                                  Fair Value
------------------------------------------------------------------------------
(In thousands)
Current assets                                                     $  26,781
Property and equipment                                                30,462
Intangible assets                                                     17,500
Other assets                                                             507
Goodwill                                                             104,406
Current liabilities                                                  (44,547)
Long-term liabilities                                                 (7,943)
                                                                   ---------
     Net assets acquired                                           $ 127,166
                                                                   =========

Of the total $17.5 million of acquired intangible assets, $12 million was assigned to purchased software (5 year useful life), $4.9 million was assigned to registered trademarks (7 year useful life), and $600,000 was assigned to reseller and strategic alliances (3 year useful life). The $104.4 million of goodwill is not expected to be deductible for tax purposes.

On October 26, 2001, the Company acquired the small business-focused shared and unmanaged dedicated retail Web hosting business of Interliant, Inc.



7.       ACQUIRED INTANGIBLES AND GOODWILL

(In thousands)                                      November 30, 2001        August 31, 2001
--------------------------------------------------------------------------------------------

Goodwill                                               $ 104,411                $ 104,406
Acquired intangibles                                      24,698                   17,500
                                                       ---------                ---------
                                                         129,109                  121,906
Less: accumulated amortization                            (1,392)                    (284)
                                                       ---------                ---------
                                                       $ 127,717                $ 121,622
                                                       =========                =========



(In thousands)                                    November 30, 2001        November 30, 2000
--------------------------------------------------------------------------------------------

Reported net income (loss)                               (18,820)                   1,576
Amortization expense related to goodwill                      --                    1,688
                                                       ---------                ---------
Adjusted net income (loss)                             $ (18,820)               $   3,264
                                                       =========                =========

Adjusted net income (loss) per share:
Continuing operations                                  $   (0.14)               $   (0.08)
Discontinued operations                                       --                     0.11
                                                       ---------                ---------
                                                       $   (0.14)               $    0.03
                                                       =========                =========

Amortization of intangible assets relating to continuing operations was $1.1 million and $2.5 million for the quarter ended November 30, 2001 and 2000, respectively, and amortization of goodwill and intangible assets related to continuing operations was $13.0 million, $8.0 million, and $0.2 million for the fiscal years 2001, 2000, and 1999, respectively. In accordance with FAS 142, goodwill associated with the acquisition of Interland-Georgia is not being amortized.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)


8.       ACCRUED EXPENSES

(In thousands)                                   November 30, 2001     August 31, 2001
--------------------------------------------------------------------------------------
Accrued payroll and related liabilities               $ 6,151               $ 7,694
Taxes payable                                             796                   559
Accrued restructuring liabilities                      12,034                12,478
Acquisition related liabilities                         8,323                 8,837
Accrued lease payments                                  2,596                 3,398
Accrued legal liabilities                               2,707                 3,153
Accrued professional fees                                 168                 2,070
Other                                                   8,678                19,487
                                                      -------               -------
                                                      $41,453               $57,676
                                                      =======               =======



9.       CONTINGENCIES

On October 2, 2001, Capetronic Computer USA filed a Complaint in Dallas County, Texas Court seeking damages of approximately $2.1 million for goods purchased by the Company's PC Systems business. The Company removed the case to federal court in the Northern District of Texas, Dallas Division, and counterclaimed for legal fees Capetronic agreed to indemnify the Company for that were incurred on an unrelated patent lawsuit. These legal fees were approximately $1.3 million. This claim is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, possible loss or range of loss that may ultimately be connected with the matter.

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




10.      OPERATING SEGMENT INFORMATION

The Company's business activities are represented by a single industry segment, web site and applications hosting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding Interland's expectations of the Company's future liquidity needs, its expectations regarding future business and financial results, its expectations regarding its future operating results including its planned increase in its revenues levels and the actions the Company expects to take in order to maintain its existing customers and expand its operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to it as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors" below, and in the Company's other filings with the Securities and Exchange Commission. All quarterly references are to the Company's fiscal periods ended November 30, 2001, August 31, 2001, or November 30, 2000 unless otherwise indicated. All annual references are also on a fiscal basis, unless otherwise indicated. All tabular dollar amounts are stated in thousands.


OVERVIEW

Interland is a leading Web hosting company that offers a broad range of business-class hosting products and services, including shared and dedicated hosting services, electronic commerce and other applications hosting services, and other Web hosting-related products and services. Historically, the Company had provided a variety of computer products and related services through its PC Systems, SpecTek, and Web hosting business segments. During fiscal 2001, the Company discontinued its PC Systems business, its computer manufacturing business, and SpecTek, its memory products business. See the note entitled "Discontinued Operations" to the accompanying consolidated financial statements. Following the disposition of these business segments, the Company has become a Web hosting company.

The Company was originally established on April 7, 1995 as Micron Electronics, Inc. through the merger of three businesses: Micron Computer, Inc., Micron Custom Manufacturing Services, Inc. and ZEOS International, LTD. The Web hosting business, the Company's continuing operation, was formed through the acquisition and integration of five companies between 1999 and 2001. On August 2, 1999, the Company acquired 100% of the outstanding stock of NetLimited, Inc. d.b.a. "HostPro", a Web and applications hosting provider. On September 2, 1999, the Company acquired the property and equipment of Micron Internet Services, formerly a division of Micron Technology, a provider of dedicated, nationwide dial-up and broadband Internet access, virtual private network solutions and e-commerce services. On December 14, 1999, the Company acquired LightRealm, Inc. a Kirkland, Washington-based Web and applications hosting and Internet access company serving small- and medium-sized businesses. On March 16, 2000, the Company acquired Worldwide Internet Publishing Corporation, a Boca-Raton, Florida-based Web hosting company that also served small- and medium-sized businesses. On August 6, 2001, the Company acquired Interland, Inc. ("Interland-Georgia"), an Atlanta, Georgia-based provider of a broad range of Web hosting, applications hosting and other related Web-based business solutions specifically designed to meet the needs of small- and medium-sized businesses. In connection with the acquisition of Interland-Georgia, Micron Electronics, Inc. changed its name to Interland, Inc. and its trading symbol to "INLD." On November 30, 2001, Interland-Georgia was merged into the Company. The Company's principal executive offices are located in Atlanta, Georgia.

Interland's business is rapidly evolving and has a limited operating history. As a result, the Company believes that period-to-period comparisons of its revenues and operating results, including its cost of revenues and other operating expenses as a percentage of total revenue, are not meaningful and should not be relied upon as indicators of future performance. The Company does not believe that its historical growth rates are an indication of future results.

Revenues are primarily generated by providing shared and dedicated hosting services, e-commerce and other applications hosting services, and other Web hosting-related products and services. Revenues are recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to 24 months and typically require payment in advance. These payments, including set-up fees for hosting services, are deferred and recognized ratably over the customers' expected service period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


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

The Company intends to invest heavily in sales and marketing to expand its customer base and to develop new sales channels and relationships. The Company's strategy is to achieve increased incremental margins by more fully utilizing its existing infrastructure to accommodate additional customers. The Company's future success is dependent upon its ability to achieve positive cash flow prior to depletion of cash reserves and its ability to raise funds, if needed. While management currently believes that the Company has adequate resources to maintain planned operations for at least one year from the balance sheet date, they cannot assure you that the Company will be cash flow positive in the future under its current Web and applications hosting model or that adequate funding will be available to allow it to continue operations subsequent to the one-year time period. The Company does not expect to generate positive cash flows from ongoing operations until the end of fiscal 2002. The Company's current financial forecast indicates that there are sufficient cash reserves on hand until the Company reaches positive cash flows from ongoing operations.


DISCONTINUED OPERATIONS


     PC SYSTEMS


The Company has discontinued the operations of its PC Systems business segment, which has been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC, ("GTG PC") an affiliate of the Gores Technology Group. In fiscal 2001, the Company recognized an estimated loss on disposal of the PC Systems business of $212.2 million. Included in the loss on disposal are employee termination costs of approximately $15.4 million, of which $0.0 million and $0.3 million is included in the accompanying consolidated Balance Sheets under "Accounts payable and accrued liabilities" at November 30, 2001 and August 31, 2001, respectively.


     SPECTEK

The Company discontinued the operations of its SpecTek business segment, which has been accounted for as discontinued operations in accordance with APB No. 30. On March 22, 2001, the Company transferred the land, buildings and intellectual property to MTI and received $18 million of cash in excess of the historical cost from MTI. Net proceeds from the sale of the SpecTek assets under the Purchase Agreement were $39.6 million.


RESULTS OF CONTINUING OPERATIONS

The Company's consolidated financial information presents the net effect of discontinued operations separate from the results of the Company's continuing operations. The Company's financial results only reflect the results of Interland-Georgia from August 6, 2001, the date of acquisition. Historical financial information has been reclassified to present consistently the discontinued operations, and the discussion and analysis that follows generally focuses on continuing operations. The following table sets forth, for the periods indicated, items included in the Company's consolidated statements of operations, stated as a percentage of revenues:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


                                                        For the quarter ended

                                                   November 30,     November 30,
                                                           2001              2000
---------------------------------------------------------------------------------
Revenues                                                 100.0%            100.0%
Cost of revenues                                          56.8              70.4
                                                       -------          --------
   Gross margin                                           43.2              29.6
                                                       -------          --------
Operating expenses:
   Sales, marketing and technical support                 53.0              70.6
   General and administrative                             54.9              70.7
   Goodwill amortization                                    --              12.5
   Other expense (income), net                            (1.6)              0.9
   Merger and integration costs                           13.5                 -
                                                       -------          --------
     Total operating expenses                            119.8             154.7
Operating loss                                           (76.6)           (125.1)
Gain on investments, net                                    --              23.1
Interest income, net                                       1.0              13.5
                                                       -------          --------
Loss from continuing operations before taxes             (75.6)            (88.5)
Income tax benefit                                          --              26.6
                                                       -------          --------
Loss from continuing operations                          (75.6)%          (61.9)%
                                                       =======          ========





REVENUES

                                                    For the quarter ended
                                                November 30,      November 30,
                                                        2001             2000
--------------------------------------------------------------------------------
(In thousands)
Hosting revenue                                    $  22,594        $   8,012
Other revenue                                          2,279            5,513
                                                   ---------        ---------
Total revenues                                     $  24,873        $  13,525
                                                   =========        =========


Total revenues increased 83.9% to $24.9 million for the quarter ended November 30, 2001 when compared to the same period of the prior fiscal year. The first quarter of fiscal 2002 reflects the acquisition of Interland-Georgia.

Hosting revenues increased 182.0% to $22.6 million for the quarter ended November 30, 2001 when compared to the same period from the prior fiscal year. Hosting revenues are comprised of shared and dedicated hosting services and domain name registrations. The growth in hosting revenues has been driven by new customer growth, acquisitions, and upgrading existing customers. The Company maintained over 300,000 paid hosted Web sites at the end of the first quarter of fiscal 2002, compared to approximately 120,000 at the end of the first quarter of fiscal 2001.

Other revenues decreased 58.7% to $2.3 million for the quarter ended November 30, 2001 when compared to the same period from the prior fiscal year. Other revenues are comprised of e-commerce and other applications hosting services, other Web hosting-related products and services, internet connectivity fees and equipment sales to customers. In June 2001, substantially all of the consumer dial-up accounts were sold, and the Company's strategy moved away from the sale of hardware. The sale of these accounts and the change in strategy is not expected to have a substantial impact on future operating income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


     COST OF REVENUES

Cost of revenues increased 48.4% to $14.1 million for the quarter ended November 30, 2001 from $9.5 million in the same period of the prior year. During the first quarter of fiscal 2002, the increase in cost of revenues was primarily related to depreciation and leasing costs for data centers and equipment, telecommunications and Internet access costs, and technical personnel costs.
The Company's cost of revenues as a percentage of revenues decreased to 56.8% during the first quarter of 2002 from 70.4% in the same period in the prior year. The Company anticipates that costs of revenues will continue to increase in absolute dollars, but decline as a percentage of revenues as the Company continues to grow, and executes its strategy to achieve a more cost-effective scale of operations.

OPERATING EXPENSES

     SALES, MARKETING AND TECHNICAL SUPPORT

Sales, marketing and technical support expenses increased 37.5% to $13.2 million for the quarter ended November 30, 2001 from $9.6 million in the same period of the prior year. The increase in sales, marketing and technical support expenses during the first quarter of fiscal 2002 was primarily related to increased outsourced telemarketing costs and sales and technical support personnel costs.

     GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 42.7% to $13.7 million for the quarter ended November 30, 2001 from $9.6 million in the same period of the prior year. The increase in general and administrative expenses during the first quarter of fiscal 2002 was primarily related to engineering, development, general and administrative personnel costs, depreciation, bad debt expenses, and consulting fees, due to increased expenses needed to support growth in operations.

     GOODWILL AMORTIZATION


Goodwill amortization in the first quarter of fiscal 2001 was as a result of the acquisitions of the Web and applications hosting companies that occurred starting in August 1999. SFAS No. 142 required the Company to adopt certain provisions as part of the Interland-Georgia business combination, and as a result, the goodwill and intangible assets acquired as part of the combination were accounted for in accordance with the "amortization and nonamortization" provisions of SFAS 142. The Company fully adopted SFAS No. 142 effective September 1, 2001, which eliminated goodwill amortization starting in the first quarter of fiscal 2002.

     MERGER AND INTEGRATION COSTS

In connection with the acquisition of Interland-Georgia in August 2001, the Company adopted a restructuring plan to close certain offices and data centers, discontinue the use and development of certain software and eliminate other redundant assets. As a result, the Company recorded a restructuring charge of $110.3 million in the fourth quarter of fiscal 2001. In the first quarter of fiscal 2002, the Company incurred $3.4 million in additional costs related to the merger and integration plan.

     ADJUSTED EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

The Company's adjusted EBITDA (loss from continuing operations, excluding interest income (expense), income taxes, merger and integration costs, depreciation and amortization, as further adjusted to exclude non-cash stock compensation expense and non-cash operating expenses incurred as a result of the issuance of equity securities to employees), was a loss of $8.6 million for the quarter ended November 30, 2001 compared with a loss of $6.7 million for the same period of the prior year. The increase in the adjusted EBITDA loss was primarily due to increased expenditures needed to support the growth in operations, including salaries and benefits for additional employees, network costs, rent, and other costs related to the increase in the number of hosted web sites as well as increased and general and administrative expenses. Adjusted EBITDA does not represent funds available for discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. Adjusted EBITDA should not be considered as an alternative to net loss or net cash used in operating activities, but may be useful to investors as an indication of operating performance. The Company's calculation of adjusted EBITDA may not be comparable to the computation of similarly titled measures of other companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Reconciliation of net (loss) from continuing operations to Adjusted EBITDA is as follows:

                                                              For the quarter ended
                                                         November 30,           November 30,
                                                             2001                   2000
--------------------------------------------------------------------------------------------
(In thousands)
Net (loss) from continuing operations                      $(18,820)               $(8,378)
Depreciation and amortization                                 6,855                  7,742
Interest income, net                                           (251)                (1,819)
Non-cash compensation expense                                   277                     --
Income tax benefit                                               --                 (3,597)
Merger and integration costs                                  3,363                     --
                                                           --------                -------
Adjusted EBITDA (loss)                                     $ (8,576)               $(6,052)
                                                           ========                =======

     GAIN ON INVESTMENTS, NET

The gain on investments, net for the quarter ended November 30, 2000 of $3.1 million consists of a gain on the sale of the Company's remaining 10% interest in MCMS, Inc. for a net gain of $4.5 million offset by the loss of $1.4 million on the Company's equity investment in Bird on a Wire, Inc..


     INTEREST INCOME, NET

Interest income, net decreased to $251,000 for the quarter ended November 30, 2001 from $1.8 million for the same period of the prior year. Interest income, net consists of interest income earned on the Company's invested cash and liquid investments, less interest expense on debt. The reduction in interest income, net is primarily due to the lower levels of cash and liquid investments that were available for investment and lower interest rates during the first quarter of fiscal 2002.

     INCOME TAX BENEFIT

No income tax benefit was recorded for the quarter ended November 30, 2001. For the quarter ended November 30, 2000, the effective income tax rate on continuing operations was approximately 30%. The rate principally reflects the federal statutory rate, net of the effect of state taxes, tax-exempt securities and non-deductible goodwill amortization. The change in the effective income tax rates primarily reflects tax benefits and tax sharing arrangements that are no longer available due to the disposal of the discontinued operations, as well as a valuation allowance on certain tax assets.


LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2001, the Company had $168.9 million in cash and cash equivalents, investments and restricted investments. This represents a decrease of $39.2 million compared to August 31, 2001. Principal sources of liquidity in the quarter ended November 30, 2001 were $8.3 million from investing activities, offset by $3.4 million for integration, merger and severance costs, $1.9 million for capital lease pay-downs, $6.7 million for discontinued operation liabilities and $8.0 million for capital expenditures and account acquisitions.


On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC, ("GTG PC") an affiliate of the Gores Technology Group. Under the terms of the agreement, GTG PC received assets, which included $76.5 million in cash, and assumed specified liabilities of the PC Systems business. The Company retained certain liabilities, including contingent liabilities arising prior to the sale. Through May 31, 2003, or for the applicable statute of limitations with respect to taxes and government contracts, the Company is obligated to indemnify GTG PC and affiliated entities for any breaches of the representations and warranties contained in the agreement. In addition, the Company is obligated for an indefinite period of time to indemnify GTG PC and affiliated entities for any breaches in covenants. The agreement provides that the maximum aggregate liability of the Company for indemnification under

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


the agreement is $10.0 million. Claims related to this indemnification could result in an additional cash payment by the Company to GTG PC and a corresponding increase to the loss on disposal of discontinued operations.

On July 20, 2001, the Company entered into a financing arrangement with a financial institution, under which the Company executed a $5.3 million credit agreement. At that time, the Company entered into a financing arrangement for a sale and leaseback of up to $14.6 million for certain equipment, primarily computer hardware. The Company pledged $24.9 million of cash and equivalents as security for these lines.

The Company anticipates making capital expenditures between $10 and $14 million during the remainder of fiscal 2002, generally for data center equipment and related software.

The Company does not expect to generate positive cash flow from ongoing operations until near the end of fiscal 2002. The Company expects to have adequate cash reserves to fund operations for at least one year from the balance sheet date. The Company's future success is dependent upon its ability to achieve positive cash flow prior to the depletion of cash reserves and to raise funds, thereafter, if needed. Management cannot assure that the Company will be profitable in the future under its current Web and applications hosting business model or that adequate funding will be available to allow it to continue operations subsequent to the one-year time period. The Company's current financial forecast indicates that there are sufficient cash reserves on hand until the Company reaches positive cash flows from ongoing operations.

RECENTLY ISSUED ACCOUNTING STANDARDS


In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets be amortized over their useful lives unless that life is determined to be indefinite. Intangible assets shall be evaluated annually to determine whether events and circumstances continue to support an indefinite useful life. An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Adoption of SFAS No. 142 is required during the Company's fiscal 2003, and early adoption is permitted. The goodwill and intangible assets acquired as part of the Interland-Georgia purchase business combination were required to be accounted for in accordance with the "amortization and nonamortization" provisions of SFAS
142. The Company adopted SFAS No. 142 during the first quarter of fiscal year 2002, which eliminated goodwill amortization in fiscal 2002. During fiscal year 2002, the Company will perform the first of the required impairment tests of goodwill as of September 1, 2001. The Company has not yet determined what the effect, if any, of these tests will be on its earnings and financial position. Any impairment resulting for the initial application of this statement will be recorded as a cumulative effect of accounting change as of September 1, 2001.





CERTAIN FACTORS

If any of the adverse events described in the following factors actually occur or Interland does not accomplish necessary events or objectives described in the factors, its business, financial condition and operating results could be materially and adversely affected, the trading price of the Company's common stock could decline and shareholders could lose all or part of their investments. The risks and uncertainties described below are not the only risks the Company faces.


INTERLAND HAS INCURRED LOSSES SINCE INCEPTION. The Company has incurred net losses and losses from operations for each period from inception through the first quarter of fiscal 2002. Interland expects to generate free cash flow positive from ongoing operations by the end of fiscal 2002 (free cash flow positive consists of adjusted EBITDA plus cash used for capital expenditures). Operating expenses could increase as a result of adapting network infrastructure to accommodate additional customers, increasing sales and marketing efforts, broadening customer support capabilities, integrating the Interland-Georgia and HostPro businesses and expanding administrative resources in anticipation of future growth. To the extent that increases in expenses are not offset by increased revenues, the Company's results of operations and financial condition would be materially affected. Even if Interland achieves profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


INTERLAND'S HISTORICAL FINANCIAL INFORMATION WILL NOT BE REPRESENTATIVE OF ITS FUTURE RESULTS. Since the Company has sold its non-hosting businesses, its historical financial information, contained in previous filings with the Securities and Exchange Commission, is not representative of its future operating results. Including the operations of the non-hosting businesses--which are classified as discontinued operations in the Company's financial statements--Web hosting revenues represented less than 7% and 3% of the Company's total revenues for fiscal 2001 and 2000, respectively.

INTERLAND HAS A LIMITED OPERATING HISTORY AND ITS BUSINESS MODEL IS STILL EVOLVING, WHICH MAKES IT DIFFICULT TO EVALUATE ITS PROSPECTS. The Company's limited operating history makes evaluating its business operations and prospects difficult. The Company's range of service offerings has changed since its inception and its current business model is still new and developing. Because some of Interland's services are new, the market for them is uncertain. As a result, the revenues and income potential of the Company's business, as well as the potential benefits of the recent merger with Interland-Georgia, may be difficult to evaluate.

INTERLAND'S QUARTERLY OPERATING RESULTS MAY FLUCTUATE AND ITS FUTURE REVENUES AND PROFITABILITY ARE UNCERTAIN. The Company's past operating results have been subject to fluctuations, on a quarterly and an annual basis. Interland may also experience significant fluctuations in future quarterly and annual operating results due to a wide variety of factors. Because of these fluctuations, comparisons of operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. Factors that may cause operating results to fluctuate include, but are not limited to:

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

INTERLAND'S STOCK PRICE MAY BE VOLATILE. The market price of the Company's common stock has experienced a significant decline in the last year. The price has been and is likely to continue to be highly volatile due to several factors, such as:


                  - the Company's failure to experience the benefits of the merger with Interland-Georgia as quickly as anticipated, or at all, or an increase over estimates of the costs of or operational difficulties arising from the merger;

                  - the failure of the impact of the merger on the Company's financial results to be in line with the expectations of financial analysts;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


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

                  - continued expenditure on sales and marketing to replace failing customers;

                  - capitalizing on planned efficiencies to become a profitable provider at the lowest sustainable price;

                  - automating customer care and technical support to reduce the cost per call, and to minimize the time spent by Company personnel;

                  - intensive training and supervision of customer care and technical support personnel to maximize customer satisfaction.

No assurance can be given, however, that any of these measures will be successful, and the Company's failure to manage these risks could have a material negative effect on the Company's revenues, costs, and prospects.


INTERLAND'S CUSTOMER BASE INCLUDES A SIGNIFICANT NUMBER OF BUSINESSES THAT CURRENTLY FACE INCREASING DIFFICULTY IN OBTAINING FUNDING TO SUPPORT THEIR OPERATIONS. Many of the Company's customers are businesses, including Internet-based businesses that have traditionally been initially funded by venture capital firms and then through public securities offerings. Funding alternatives for these businesses have become more limited than in the past. Many of these customers have ceased or reduced their operations, and it has become increasingly difficult for the Company to collect revenues from these businesses. If the market for technology and Internet-based businesses is not supported by the private and public investors who have funded these customers, the Company faces the risk that these customers may cease, curtail or limit Web site operations. If this continues to occur, the Company could experience a loss of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


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

IF THE COMPANY DOES NOT SUCCESSFULLY INTEGRATE THE OPERATIONS AND PERSONNEL OF INTERLAND-GEORGIA IN A TIMELY MANNER, THIS WILL DISRUPT ITS BUSINESS AND COULD NEGATIVELY AFFECT ITS OPERATING RESULTS. The Company's merger with Interland-Georgia involves risks related to the integration and management of Interland-Georgia's operations and personnel. The integration will be a complex, time consuming and expensive process and may disrupt the Company's business if not completed in a timely and efficient manner. The Company must operate as a combined organization utilizing common information and telecommunications systems, operating procedures, financial controls and human resources practices.

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

THE COMPANY HAS INCURRED SIGNIFICANT ACCOUNTING CHARGES RELATING TO THE MERGER WITH INTERLAND-GEORGIA, WHICH WILL DELAY PROJECTED ACHIEVEMENT OF PROFITABILITY FOR THE WEB HOSTING BUSINESS. The Company has accounted for the acquisition of Interland-Georgia using the purchase method of accounting. Under the purchase method, the purchase price of Interland-Georgia has been allocated to the assets acquired and liabilities assumed. As a result, based upon the purchase price of $127.1 million, the Company has recorded $17.5 million of intangible assets and $104.4 million of goodwill on its balance sheet, which will result in annual amortization expense of the intangible assets of approximately $3.3 million in fiscal 2002 under accounting standards existing at

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


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

INTERLAND COULD INCUR LIABILITIES IN THE FUTURE RELATING TO ITS PC SYSTEMS BUSINESS. The Company could incur liabilities arising from the sale of the PC Systems business to GTG PC. According to the terms of the agreement with GTG PC, the Company agreed to retain liabilities relating to the operation of the PC systems business arising prior to the closing of the transaction, including liabilities for taxes, contingent liabilities and liabilities for accounts payable accrued prior to the closing. The contingent liabilities could include claims for violations of intellectual property rights, remittances of sales taxes, and employee related claims. The Company also agreed to indemnify GTG PC and its affiliates for any breach of the Company's representations and warranties contained in the agreement for a period of two years, or for the applicable statute of limitations for matters related to taxes. This indemnification obligation is capped at $10.0 million. Except for claims for fraud or injunctive relief, this indemnity is the exclusive remedy for any breach of the Company's representations, warranties and covenants contained in the agreement with GTG PC. Accordingly, in the future, Interland could be required to satisfy obligations not assumed by GTG PC, or to make payments to GTG PC and its affiliates in accordance with the agreement in which it sold the PC Systems business, which could adversely affect its future results of operations.

THE MICRON TECHNOLOGY FOUNDATION IS A SIGNIFICANT SHAREHOLDER AND IS THEREFORE ABLE TO EXERT SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING SHAREHOLDER APPROVAL. As of October 30, 2001, the Micron Technology Foundation owned approximately 43% of Interland's outstanding common stock, although Minnesota law limits its right to vote any shares in excess of 20% of the Company's outstanding common stock. Under the terms of an agreement with the Company, the Micron Technology Foundation has agreed, among other things, not to sell any of its shares for a period of nine months following the Interland-Georgia merger, subject to limited exceptions. So long as the Micron Technology Foundation continues to own a substantial portion of Interland's outstanding common stock, the Micron Technology Foundation will have the ability to exert significant influence over matters requiring shareholder approval, including the election of directors, and potentially could affect the Company's management and corporate policies. The level of the Micron Technology Foundation's ownership of Interland's common stock may also limit the Company's ability to complete future equity financing.

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

INTERLAND MAY NOT EFFECTIVELY EXECUTE ITS WEB HOSTING STRATEGY AND, AS A RESULT, OTHERS MAY SEIZE THE MARKET OPPORTUNITY THAT IT HAS IDENTIFIED. If Interland fails to execute its Web hosting strategy in a timely or effective manner, its competitors may be able to seize the opportunity it has identified to address the Web hosting needs of small- and medium-sized businesses. Interland's business strategy is complex and requires that it successfully and simultaneously complete many tasks. The failure to complete any one of these may jeopardize its strategy as a whole. Execution of this strategy may be more difficult in light of the merger with Interland-Georgia because the management team for the combined company has not worked together for any significant period of time. In order to be successful, the Company will need to:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


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

INTERLAND'S ABILITY TO SUCCESSFULLY MARKET ITS SERVICES COULD BE SUBSTANTIALLY IMPAIRED IF IT IS UNABLE TO DEPLOY NEW INTERNET APPLICATIONS OR IF NEW INTERNET APPLICATIONS IT DEPLOYS PROVE TO BE UNRELIABLE, DEFECTIVE OR INCOMPATIBLE. The Company could experience difficulties that delay or prevent the successful development, introduction or marketing of Internet application services in the future. If any newly introduced Internet applications suffer from reliability, quality or compatibility problems, market acceptance of Interland's services could be greatly hindered and its ability to attract and retain new customers could be adversely affected. New applications Interland deploys may not be free from reliability, quality or compatibility problems. If the Company incurs increased costs or is unable, for technical or other reasons, to host and manage new Internet applications or enhancements of existing applications, its ability to successfully market its services could be substantially impaired. In addition, the Company's new services or applications may not be accepted by its customers.

IMPAIRMENT OF INTERLAND'S INTELLECTUAL PROPERTY RIGHTS COULD NEGATIVELY AFFECT ITS BUSINESS OR COULD ALLOW COMPETITORS TO MINIMIZE ANY ADVANTAGE THAT INTERLAND'S PROPRIETARY TECHNOLOGY MAY GIVE IT. The Company relies on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in its services. At

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


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

Policing unauthorized use of products or methods of operation and fully protecting the Company's proprietary rights is difficult, and the Company cannot guarantee that the steps it has taken to protect its proprietary rights will be adequate. In addition, effective copyright, trademark, trade secret and patent protection may not be available in every country in which the Company's products and services are offered. Further, the Company is currently, and may in the future, involved in legal disputes relating to the validity or alleged infringement of its, or of a third party's, intellectual property rights. The Company expects that participants in the Web hosting market will be increasingly subject to infringement claims as the number of services and competitors in its industry segment grows. Intellectual property litigation is typically extremely costly and can be disruptive to business operations by diverting the attention and energies of management and key technical personnel. In addition, any adverse decisions could subject the Company to significant liabilities, require it to seek licenses from others, prevent it from using, licensing or selling certain of its products and services, or cause severe disruptions to its operations or the markets in which it competes, any one of which could dramatically impact its business and results of operations.

Periodically, the Company is made aware that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operation's products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and has accrued a liability and charged operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report. Resolution of these claims for amounts greater than anticipated could have a material adverse effect on future results of operations and cash flows.



INTERLAND FACES RISKS RELATING TO EXISTING LITIGATION. Interland is defending a contract dispute lawsuit filed on October 2, 2001 in Dallas County, Texas Court seeking damages of approximately $2.1 million for goods purchased by our PC Systems business. The Company removed the case to federal court, and counterclaimed for legal fees owed by the plaintiff for legal fees they had agreed to indemnify the Company for that were incurred on an unrelated patent lawsuit. These legal fees amounted to approximately $1.0 million. This claim is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, or possible loss that may ultimately be connected with the matter. This potential liability remains with Interland even though it sold the PC Systems business.

The Company is defending a consumer class action lawsuit filed in the Federal District Court of Minnesota based on the alleged sale of defective computers. No class has been certified in the case. The case involves a claim that the Company sold computer products with a defect that may cause errors when information is written to a floppy disk. Substantially similar lawsuits have been filed against other major computer manufacturers. The case is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, possible loss or range of loss that may ultimately be connected with the matter. This potential liability remains with Interland even though it sold the PC Systems business.

The Company is defending an employee class action lawsuit claim filed in the U.S. District Court for Idaho. The case involves alleged violations of the Fair Labor Standards Act, particularly failures to pay non-exempt employees overtime for hours worked in excess of 40 in a week as well as other alleged violations of the FLSA and state wage and hour laws. No class has been certified in the case. The case is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, possible loss or range of loss that may ultimately be connected with the matter. This potential liability remains with Interland even though it sold the PC Systems business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


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

IF THE COMPANY IS UNABLE TO OBTAIN SUFFICIENT TELECOMMUNICATIONS NETWORK CAPACITY AT REASONABLE COSTS, IT MAY NOT BE ABLE TO PROVIDE SERVICES AT PRICES ACCEPTABLE TO ITS CUSTOMERS, THEREBY REDUCING DEMAND FOR ITS SERVICES. The success of Interland will depend upon the capacity, reliability and security of its network infrastructure, including the capacity leased from its telecommunications network suppliers. Interland's network currently delivers service through Cable & Wireless, McLeod, Qwest, Electric Lightwave, Genuity, WorldCom, Level 3, XO, Sprint and Touch America. Some of these suppliers are also Interland's competitors. The Company's operating results depend, in part, upon the pricing and availability of telecommunications network capacity from a limited number of providers. If capacity is not available as the Company's customers' usage increases, the Company's network may not be able to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, the Company's business would suffer if its network suppliers increased the prices for their services and Interland proves unable to pass along any increased costs to its customers. Any failure on the part of the Company or the part of its third-party suppliers to achieve or maintain high data transmission capacity, reliability or performance could significantly reduce customer demand for its services, damage its business reputation and increase its costs.

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

Interland believes that its ability to compete successfully also depends upon the continued compatibility of its services with products offered by various vendors. Enhanced or newly developed third-party products may not be compatible with the Company's infrastructure, and such products may not adequately address the needs of its customers. Although Interland currently intends to support emerging standards, industry standards may not be established, and, even if they are established, the Company may not be able to conform to these new standards in a timely fashion in order to maintain a competitive position in the market. The Company's failure to conform to the prevailing standard, or the failure of a common standard to emerge, could cause it to lose customers or fail to attract new customers. In addition, products, services or technologies developed by others could render the Company's services noncompetitive or obsolete.

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

INTERLAND'S DATA CENTERS AND NETWORKS MAY BE VULNERABLE TO SECURITY BREACHES. A significant barrier to electronic commerce and communications is the need for secure transmission of confidential information over public networks. Some of the Company's services rely on security technology licensed from third parties that provides the encryption and authentication necessary to effect the secure transmission of confidential information. Despite the design and implementation of a variety of network security measures by the Company, unauthorized access, computer viruses, accidental or intentional actions and other disruptions could occur. In the past, the Company has experienced, and in the future it may experience, delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. In addition, inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information, such as credit card and bank account numbers stored in the Company's computer systems. These security problems could result in the Company's liability and could also cause the loss of existing and potential customers. In addition, third parties could interfere with the operation of customers' Web sites through intentional attacks including causing an overload of traffic to these Web sites.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


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

PROVIDING SERVICES TO CUSTOMERS WITH CRITICAL WEB SITES AND WEB-BASED APPLICATIONS COULD POTENTIALLY EXPOSE INTERLAND TO LAWSUITS FOR CUSTOMERS' LOST PROFITS OR OTHER DAMAGES. Because the Company's Web hosting and applications hosting services are critical to many of its customers' businesses, any significant interruption in those services could result in lost profits or other indirect or consequential damages to its customers as well as negative publicity and additional expenditures for it to correct the problem. Although the standard terms and conditions of the Company's customer contracts disclaim liability for any such damages, a customer could still bring a lawsuit against it claiming lost profits or other consequential damages as the result of a service interruption or other Web site or application problems that the customer may ascribe to it. A court might not enforce any limitations on its liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations even if the Company believes it would have meritorious defenses to any such claims. In such cases, it could be liable for substantial damage awards. Such damage awards might exceed its liability insurance by significant amounts, which would seriously harm its business.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


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

INTERLAND'S INTERNATIONAL OPERATIONS ARE SUBJECT TO RISKS. The Company derived approximately 9% of its revenues from international sales for the quarter ended November 30, 2001. International business is subject to a number of special risks, including:

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

SUBSTANTIAL FUTURE SALES OF SHARES BY SHAREHOLDERS COULD NEGATIVELY AFFECT INTERLAND'S STOCK PRICE. If Interland's shareholders sell substantial amounts of the Company's common stock in the public market, the market price of the Company's common stock could decline. Under a shareholder agreement, Mr. Joel Kocher, the Company's Chairman of the Board, President, and Chief Executive Officer, and some Interland-Georgia shareholders have agreed not to sell their shares of Interland common stock, representing approximately 12% of the Company's outstanding common stock for a period of nine months after the closing of the Interland-Georgia merger, subject to limited exceptions. Additionally, the Micron Technology Foundation, which owns approximately 43% of the Company's outstanding common stock, agreed not to sell Interland common stock beneficially held by it for a period of nine months after the closing of the Interland-Georgia merger, subject to limited exceptions. As a result, after these lockup provisions expire, approximately 55% of the Company's outstanding common stock will be eligible for sale in the public market subject to volume limitations under Rule 144 of the Securities Act. Furthermore, these shareholders will have the right to require Interland to register their shares for sale pursuant to an existing registration rights agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Substantially all of the Company's cash equivalents, liquid investments and a majority of its debt are at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of November 30, 2001, approximately 16% of the Company's liquid investments mature within three months and 63% mature within one year. As of November 30, 2001, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values and has the ability and intent to hold these instruments to maturity. As a result, management believes that the market risk arising from its holding of financial instruments is minimal. The Company uses the U.S. Dollar as its functional currency. Aggregate foreign transaction gains and losses included in the determination of net income (loss) have not been material.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Interland, Inc.
                                  ---------------
                                  (Registrant)




Dated: January 14, 2002           /s/  David A. Buckel
                                  ---------------------------------------------
                                  David A. Buckel, Senior Vice President and
                                  Chief Financial Officer (Principal Financial
                                  and Accounting Officer)