Form 10-Q
period 2002-02-28
INTERLAND INC /MN/
filed 2002-04-15
CIK 854460

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

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the registrant's Common Stock on April 10, 2002 was 137,369,981.

                                TABLE OF CONTENTS

                                                                                               Page
Part I - Financial Information

1.   Financial Statements
         Consolidated Statements of Operations..............................................      3
         Consolidated Balance Sheets .......................................................      4
         Consolidated Statements of Cash Flows .............................................      5
         Notes to Consolidated Financial Statements ........................................      6

2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................................     14

3.   Qualitative and Quantitative Disclosures about Market Risk ............................     32

PART II - Other Information

2.   Changes in Securities and Use of Proceeds .............................................     33

6.   Exhibits and Reports on Form 8-K ......................................................     34


PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


INTERLAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)
(Unaudited)

                                                                     FOR THE QUARTER ENDED            FOR THE SIX MONTHS ENDED

                                                            FEBRUARY 28,          March 1,      FEBRUARY 28,          March 1,
                                                                    2002              2001              2002              2001
------------------------------------------------------------------------------------------------------------------------------
Revenues                                                       $  25,542         $  14,466         $  50,415         $  27,992
Cost of revenues                                                  13,789             9,196            27,923            18,724
                                                               ---------         ---------         ---------         ---------
   Gross margin                                                   11,753             5,270            22,492             9,268
                                                               ---------         ---------         ---------         ---------
Operating expenses:
   Sales, marketing and technical support                         13,757             8,698            26,929            18,251
   General and administrative                                     13,178            11,403            26,856            22,658
   Other expense (income), net                                     1,032               424               628            (3,964)
   Merger and integration costs                                    3,408                --             6,771                --
                                                               ---------         ---------         ---------         ---------
     Total operating expenses                                     31,375            20,525            61,184            36,945
                                                               ---------         ---------         ---------         ---------
Operating loss                                                   (19,622)          (15,255)          (38,692)          (27,677)
Loss on investments, net                                              --            (1,509)               --            (2,882)
Interest income, net                                                  68             2,588               319             4,407
                                                               ---------         ---------         ---------         ---------
Loss from continuing operations before taxes                     (19,554)          (14,176)          (38,373)          (26,152)
Income tax benefit                                                    --             4,472                --             8,070
                                                               ---------         ---------         ---------         ---------
Loss from continuing operations                                  (19,554)           (9,704)          (38,373)          (18,082)
                                                               ---------         ---------         ---------         ---------
Loss from discontinued operations, net of tax                         --           (11,738)               --            (1,784)
Loss on disposal of discontinued operations                           --          (147,500)               --          (147,500)
                                                               ---------         ---------         ---------         ---------
Total loss from discontinued operations                               --          (159,238)               --          (149,284)
                                                               ---------         ---------         ---------         ---------
Net loss                                                       $ (19,554)        $(168,942)        $ (38,373)        $(167,366)
                                                               =========         =========         =========         =========

Net loss per share, basic and diluted:
   Continuing operations                                       $   (0.14)        $   (0.10)        $   (0.28)        $   (0.19)
   Discontinued operations                                            --             (1.65)               --             (1.54)
                                                               ---------         ---------         ---------         ---------
                                                               $   (0.14)        $   (1.75)        $   (0.28)        $   (1.73)
                                                               =========         =========         =========         =========

Number of shares used in per share calculations:
   Basic and diluted                                             137,307            96,796           137,541            96,734

The accompanying notes are an integral part of the consolidated financial statements.

INTERLAND, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

AS OF                                                                    FEBRUARY 28, 2002   AUGUST 31, 2001
------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
ASSETS

Cash and cash equivalents                                                        $  74,581         $ 142,675
Short-term investments                                                              18,500            31,468
Receivables, net of allowance of $2,157 and $1,810, respectively                    17,692            11,576
Income taxes recoverable                                                             5,262            23,847
Other current assets                                                                 2,818             4,223
                                                                                 ---------         ---------
     Total current assets                                                          118,853           213,789

Restricted investments                                                              47,251            27,944
Property plant and equipment, net                                                   59,467            59,849
Goodwill                                                                           104,752           104,406
Intangibles, net                                                                    41,594            17,216
Investments held to maturity                                                         6,000             6,000
Other assets                                                                            59                76
                                                                                 ---------         ---------
     Total assets                                                                $ 377,976         $ 429,280
                                                                                 =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                                 $  12,910         $   5,751
Accrued expenses                                                                    37,913            57,676
Current portion of long-term debt                                                   13,461            14,875
Deferred revenue                                                                    21,124            15,859
                                                                                 ---------         ---------
     Total current liabilities                                                      85,408            94,161

Long-term debt                                                                      18,814            24,231
Deferred revenue, long-term                                                          2,084             1,563
Other liabilities                                                                   12,300            12,895
                                                                                 ---------         ---------
     Total liabilities                                                             118,606           132,850
                                                                                 ---------         ---------

Commitments and contingencies
Common stock, $.01 par value, authorized 200 million shares; issued
     and outstanding 137.2 million and 137.8 million shares, respectively            1,372             1,378
Additional capital                                                                 286,240           282,738
Warrants                                                                             1,690             1,690
Deferred compensation                                                               (2,757)           (3,310)
Note receivable from shareholder                                                    (2,735)               --
Retained earnings (accumulated deficit)                                            (24,440)           13,934
                                                                                 ---------         ---------
     Total shareholders' equity                                                    259,370           296,430
                                                                                 ---------         ---------
     Total liabilities and shareholders' equity                                  $ 377,976         $ 429,280
                                                                                 =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

INTERLAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

FOR THE SIX MONTHS ENDED                                                        FEBRUARY 28,          MARCH 1,
                                                                                        2002              2001
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                           $ (38,373)        $(167,366)
Adjustments to reconcile net loss to net cash used in
    operating activities from continuing operations
         Loss from discontinued operations                                                --           149,284
         Depreciation and amortization                                                15,370            11,263
         Gain on sale of MCMS common stock                                                --            (4,500)
         Provision for doubtful accounts                                               3,003             1,197
         Other non-cash adjustments                                                    1,475                --
         Changes in operating assets and liabilities net of the effect of the acquisition transactions:
              Receivables                                                             (9,201)           (5,264)
              Income tax recoverable                                                  18,585            (9,205)
              Other current assets                                                      (131)            1,247
              Accounts payable and accrued expenses                                   (7,141)           (7,040)
              Other                                                                       --             3,371
                                                                                   ---------         ---------
Cash used in operating activities of continuing operations                           (16,413)          (27,013)
                                                                                   ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Expenditures for property, plant and equipment                                        (7,481)          (13,762)
Purchases of held-to-maturity investment securities                                  (29,300)          (18,468)
Proceeds from maturities of investment securities                                     42,268            80,274
Deposits of restricted cash                                                          (19,161)               --
Proceeds from sale of MCMS stock                                                          --             4,500
Acquisitions, net of cash acquired                                                    (9,757)               --
Notes issued to related party                                                         (2,735)               --
Other                                                                                     --            (7,199)
                                                                                   ---------         ---------
Cash provided by (used in) investing activities of continuing operations             (26,166)           45,345
                                                                                   ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Repayments of debt                                                                    (9,510)           (1,119)
Proceeds from issuance of common stock                                                   119             1,512
Purchase and retirement of stock                                                      (7,278)               --
                                                                                   ---------         ---------
Cash provided by (used in) financing activities of continuing operations             (16,669)              393
                                                                                   ---------         ---------
Net cash provided by (used in) continuing operations                                 (59,248)           18,725
Net cash used in discontinued operations                                              (8,846)          (85,669)
                                                                                   ---------         ---------
Net decrease in cash and cash equivalents                                            (68,094)          (66,944)
                                                                                   ---------         ---------
Cash and cash equivalents at beginning of period                                     142,675           200,003
                                                                                   ---------         ---------
Cash and cash equivalents at end of period                                         $  74,581         $ 133,059
                                                                                   =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.       GENERAL

BUSINESS -- Interland, Inc. (known as Micron Electronics, Inc. prior to August 6, 2001), together with its subsidiaries (collectively the "Company"), is a leading Web hosting company that offers a broad range of business-to-business Internet products and services, including standardized shared and dedicated hosting services, electronic commerce services, applications hosting and other Web hosting products.

Historically, the Company provided a variety of computer products and related services through its PC Systems, SpecTek, and Web hosting business segments. The Company disposed of its PC Systems and SpecTek business segments, which are reported as discontinued operations - See Footnote 3. "Discontinued Operations". The Company's Web hosting business remains as the Company's sole continuing operation. Prior to its disposal, the PC Systems business consisted of developing, marketing, manufacturing, selling and supporting a wide range of desktop and notebook systems and network servers under the micronpc.com brand name and selling, reselling, and supporting a variety of additional peripherals, software and services. Prior to its disposal, the SpecTek business consisted of processing and marketing various grades of memory products in either component or module form for specific applications.

HISTORY OF OPERATING LOSSES -- The Web hosting business has incurred net losses and losses from operations for each period from inception through the first six months of fiscal 2002, and anticipates incurring losses for at least the next two years. The Company does not expect to generate positive cash flow from operations until the end of fiscal 2002. The Company expects to have adequate cash resources to fund operations during this period. The Company's future success is dependent upon its ability to achieve positive cash flow prior to the depletion of cash resources and its ability to raise funds, if needed. Management cannot assure that the Company will be cash flow positive in the future under its current Web and applications hosting model or that it will be able to raise funds. The Company's current financial forecast indicates that there are sufficient cash resources on hand until the Company reaches positive cash flow.

2.       SIGNIFICANT ACCOUNTING POLICIES

INTERIM UNAUDITED FINANCIAL INFORMATION -- The accompanying unaudited consolidated financial statements as of February 28, 2002 and March 1, 2001 and for the three and six month periods then ended, have been prepared in accordance with generally accepted accounting principles for interim financial information. In management's opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the three and six month periods ended February 28, 2002 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The amounts that the Company will ultimately incur or recover could differ materially from its current estimates. The underlying estimates and facts supporting these estimates could change in 2002 and thereafter. Certain reclassifications, none of which affects net loss, have been made to present the financial statements on a consistent basis.

The financial statements include the accounts of Interland, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

BASIS OF PRESENTATION - This report on Form 10-Q ("10-Q") for the second quarter ended February 28, 2002 should be read in conjunction with the Company's Annual Report on Form 10-K ("10-K") for the fiscal year ended August 31, 2001. The Company's operations are reported on a fiscal basis. During fiscal year 2001, the Company changed its year-end from a 52 or 53-week period ending on the Thursday closest to August 31, to a fiscal year and quarter ending on the calendar month-end. All references to periods including annual and quarterly are on a fiscal basis.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)


REVENUE RECOGNITION -- Revenues from continuing operations are primarily generated from shared and dedicated hosting, e-commerce services, applications hosting and domain name registrations. Revenues are recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to 24 months and typically require payment in advance. These fees, including set-up fees for hosting services, are deferred and recognized ratably over the customers' expected service period. Deferred revenues represent the liability for advance billings to customers for services not yet provided.

BASIC AND DILUTED INCOME (LOSS) PER SHARE -- Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding when their effect is dilutive. Potential common shares result from the assumed exercise of outstanding stock options and warrants. Basic and diluted loss per share for all periods presented have been restated to reflect results from both continuing and discontinued operations.

In addition to net loss per share, the Company has also reported per share amounts on the separate income statement components required by Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Because the Company has reported a loss from continuing operations during each period reported, the effect of dilutive securities is excluded from the calculation of per share amounts.

RECENTLY ISSUED ACCOUNTING STANDARDS -- In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets be amortized over their useful lives unless that life is determined to be indefinite. Intangible assets shall be evaluated annually to determine whether events and circumstances continue to support an indefinite useful life. An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company adopted SFAS No. 142 during the first quarter of fiscal 2002, which eliminated goodwill amortization starting in fiscal 2002. The Company has performed the first of the required impairment tests of goodwill existing as of September 1, 2001 and has determined that goodwill is not impaired.

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

PC SYSTEMS

On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC ("GTG PC"), an affiliate of the Gores Technology Group. Under the terms of the agreement, GTG PC received assets, which included $76.5 million in cash, and assumed specified liabilities of the PC Systems business. The loss on disposal was $212.2 million. Included in the loss on disposal are employee termination costs of approximately $15.4 million, of which $0.0 million and $0.3 million is included in the accompanying consolidated Balance Sheets under "Accrued liabilities" at February 28, 2002 and August 31, 2001, respectively. The Company retained all liabilities of the PC Systems business not assumed by GTG PC, including, for example, liabilities for taxes arising prior to the closing of the transaction, employee termination and related expenses, and any contingent liabilities arising prior to the closing date. In addition, the Company has agreed for a period of three years not to compete with the PC Systems business, and for two years, not to solicit or hire prior employees of the PC Systems business. For a transition period after the closing of the purchase, GTG PC

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)


agreed to provide some information technology, financial, telecommunications and human resources services to the Company at its cost plus 10% during the first four months after the closing, and at its cost plus 25% for the following two months.

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

Summarized below are the operating results for the PC Systems and SpecTek businesses, which are included in the accompanying consolidated Statements of Operations under "Loss from discontinued operations, net of tax."

                                                            FOR THE QUARTER ENDED   FOR THE SIX MONTHS ENDED
                                                                  MARCH 1, 2001            MARCH 1, 2001
-------------------------------------------------------------------------------------------------------------
(In thousands)
Net sales                                                             298,052              $ 688,562
                                                                    ---------              ---------
Loss before income taxes                                              (16,468)                (2,239)
Income tax benefit                                                      4,730                    455
                                                                    ---------              ---------
Loss from discontinued operations, net of tax                         (11,738)                (1,784)
Loss on disposal of discontinued operations net of tax               (147,500)              (147,500)
                                                                    ---------              ---------
Loss from discontinued operations, net of tax                       $(159,238)             $(149,284)
                                                                    =========              =========

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)


4.       RESTRUCTURING, MERGER AND INTEGRATION COSTS

During the fourth quarter of fiscal year 2001, the Company approved and implemented a restructuring program in connection with its acquisition of Interland-Georgia. The restructuring plan provides for the consolidation of the Company's operations and elimination of duplicative facilities. The Company expects to complete merger and integration activities by August 31, 2002. Accordingly, during 2001, the Company recorded a charge of approximately $110.3 million related to employee termination benefits, facility closure costs, asset disposals and other exit costs which the Company has recorded in operating expenses.

The liability related to this by restructuring program was $10.8 million and $12.5 million at February 28, 2002 and August 31, 2001, respectively. The Company expects to pay these liabilities by August 31, 2004. The following schedule reflects the changes in the accrual for the six months ended February 28, 2002:

                                                                             Employee
                                             Lease                         termination
(In thousands)                           abandonments    Other exit costs    benefits        Total
                                         ------------    ----------------  -----------     ---------
Balance at August 31, 2001                 $  8,721         $  3,528         $    229      $  12,478
  Cash paid                                    (746)            (409)            (229)        (1,384)
  Other adjustments                              --             (318)              --           (318)
                                           --------         --------         --------      ---------
Balance at February 28, 2002               $  7,975         $  2,801         $     --      $  10,776
                                           ========         ========         ========      =========

The lease abandonment charge represents future lease payments for data centers and office facilities being exited. The other exit costs represent termination penalties for bandwidth and data connectivity contracts. In connection with the sale of the consumer dial-up accounts to SolutionPro, Inc., the Company assigned and transferred certain data connectivity contracts to SolutionPro, which released the Company from future termination penalties that had previously been accrued during the restructuring program. As such, the Company reversed the accrual for these termination penalties for which it is no longer obligated to pay. The amount of the adjustment is included in the above table as "Other adjustments". The Company has additional costs included in "Merger and integration costs" totaling $3.4 million and $6.8 million for the quarter and for the six month period ended February 28, 2002 for financial advisory services, legal, accounting, relocation, employee stay bonuses and other direct expenses related to the Interland-Georgia acquisition, net of the $0.3 million reversal noted above. Included in the second quarter charge was approximately $1.1 million of employee severance, termination benefits and non-cash stock compensation expense for a reduction of the workforce of approximately 38 employees, of which approximately $0.4 million is included in the accompanying consolidated Balance Sheets under "Accrued liabilities" at February 28, 2002.

5.       ACQUISITIONS

In October 2001 and January 2002, the Company acquired the small-focused shared and dedicated Web hosting businesses of Interliant, Inc. and AT&T, respectively, resulting in the recognition of approximately $16.7 million of acquired intangible assets. These intangible assets will be amortized over a three year useful life.

On February 8, 2002, the Company acquired 100 percent of the outstanding common shares of CommuniTech.Net, Inc. by issuing 5,375,000 shares of the Company's common stock in exchange for all shares of CommuniTech.Net common stock. The value of the common shares issued was determined based on the average market price of the Company's common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced on February 8, 2002. The results of CommuniTech.Net's operations have been included in the consolidated financial statements since the date of acquisition. CommuniTech.Net is a Kansas City, Missouri-based Web and applications hosting company serving small and medium-sized businesses. The aggregate purchase price was $11.2 million, including equity issued with a value of $10.8 million and estimated direct acquisition costs of $0.4 million.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)


In connection with the acquisition of CommuniTech.Net, the Company holds two notes receivable with balances totaling $2.7 million at February 28, 2002 from a seller of CommuniTech.Net. These notes, which bear interest at the rate of 5% per annum, mature on February 8, 2004 with interest only payments due quarterly. The loans are collateralized by 2,735,275 shares of the Company's common stock. The receivable is shown on the balance sheet as a reduction in equity.

The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                                                          Fair Value
--------------------------------------------------------------------
 (In thousands)
Current assets                                            $     502
Property and equipment                                        3,487
Intangible assets                                            10,804
Liabilities                                                  (3,617)
                                                          ---------
     Net assets acquired                                  $  11,176
                                                          =========

The Company is in the process of finalizing the purchase price allocation in accordance with SFAS No. 141, "Business Combinations". The Company expects to finalize the purchase price allocation in the third quarter.

6.       ACQUIRED INTANGIBLES AND GOODWILL

                                                                                        As of February 28, 2002
                                                                                 Gross Carrying            Accumulated
                                                                                     Amount               Amortization
-----------------------------------------------------------------------------------------------------------------------
(In Thousands)
Amortizable intangible assets:
         Core technology                                                               $12.0                  $1.4
         Customer account acquisitions                                                  16.7                   1.4
         Trademarks                                                                      4.9                   0.4
         Other intangible assets                                                        11.4                   0.2
                                                                                       -----                  ----

Total                                                                                  $45.0                  $3.4

Aggregate amortization expense:
         For the six months ended February 28, 2002                                     $3.2

Estimated amortization expense:
         For the year ended August 31, 2002                                              8.0
         For the year ended August 31, 2003                                              9.6
         For the year ended August 31, 2004                                              9.4
         For the year ended August 31, 2005                                              4.8
         For the year ended August 31, 2006                                              2.9

Other intangible assets include approximately $10.8 million related to the acquisition of CommuniTech.Net. No amortization expense related to the $10.8 million is included in the above estimated amortization expense. Upon completion of the purchase price allocation, amounts will be allocated to the appropriate intangible assets and the remaining balance will be recorded to goodwill. The Company anticipates finalizing the purchase price allocation during the third quarter.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)


All intangible assets are amortized on a straight line basis over a weighted average of 4 years. Core technology is amortized over a weighted average of 5 years, Trademarks are amortized over a weighted average of 7 years and all other intangible assets are amortized on a weighted average of 3 years.

In connection with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", the following table discloses the Company's loss and loss per share adjusted to exclude amortization of goodwill for all periods presented prior to the adoption of SFAS 142:

                                                                       For the quarter ended        For the six months ended
                                                                                    March 1,                         March 1,
                                                                                        2001                            2001
-----------------------------------------------------------------------------------------------------------------------------
(In thousands)
Loss from continuing operations                                                    $   (9,704)                    $  (18,082)
Add back goodwill amortization                                                          1,707                          3,395
                                                                                   ----------                     ----------
Adjusted loss from continuing operations:                                          $   (7,997)                    $  (14,687)
                                                                                   ==========                     ==========

Basic and diluted  loss per share
Continuing operations                                                                   (0.10)                         (0.19)
Goodwill amortization                                                                     .02                            .04
                                                                                   ----------                     ----------
Adjusted basic and diluted loss per share from
     Continuing operations                                                         $     (.08)                    $    (0.15)

7.       ACCRUED EXPENSES

                                                                                February 28, 2002       August 31, 2001
-----------------------------------------------------------------------------------------------------------------------
(In thousands)
Accrued payroll and related liabilities                                               $ 5,013               $ 7,694
Taxes payable                                                                             592                   559
Accrued restructuring liabilities                                                      10,776                12,478
Acquisition related liabilities                                                        14,291                 8,837
Accrued lease payments                                                                  1,868                 3,398
Accrued legal liabilities                                                               1,003                 3,153
Accrued professional fees                                                                 144                 2,070
Other                                                                                   4,226                19,487
                                                                                      -------               -------
                                                                                      $37,913               $57,676
                                                                                      =======               =======

8.       LOSS ON SALE OF CONNECTIVITY ACCOUNTS

On January 31, 2002, the Company entered into an agreement to sell substantially all of its Boise-based consumer dial-up accounts and certain data center assets to SolutionPro, Inc. The sale resulted in a net loss of $1.0 million, which is reported in the Statement of Operations under "Other expense (income), net". The sale of these accounts is not expected to have a substantial impact on operating income and cash flows.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)


9.       CONTINGENCIES

On October 2, 2001, Capetronic Computer USA filed a Complaint in Dallas County, Texas Court seeking damages of approximately $2.1 million for goods purchased by the Company's PC Systems business. The Company removed the case to federal court in the Northern District of Texas, Dallas Division, and counterclaimed for legal fees Capetronic agreed to indemnify the Company for that were incurred on an unrelated patent lawsuit. These legal fees amount to approximately $1.3 million. This claim is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, possible loss or range of loss that may ultimately be connected with the matter. A Tolling and Dispute Resolution Agreement was entered between the parties on January 21, 2002, in Dallas County, Texas, and the lawsuit was dismissed on February 22, 2002. In connection with the Tolling and Dispute Resolution Agreement the Company paid $700,000 to Capetronic Computer USA. The parties are working to negotiate final resolution, subject to an arbitration requirement if a negotiated settlement cannot be reached.

The Company is defending a consumer class action lawsuit filed in the Federal District Court of Minnesota based on the alleged sale of defective computers. No class has been certified in the case. The case involves a claim that the Company sold computer products with a defect that may cause errors when information is written to a floppy disk. Substantially similar lawsuits have been filed against other major computer manufacturers. The case is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, possible loss or range of loss that may ultimately be connected with the matter. The parties are currently negotiating settlement with the named plaintiffs.

On June 1, 2001, Plaintiff Kimberley Smith filed a Complaint and Demand for Jury Trial in the U.S. District Court for Idaho alleging violations of the Fair Labor Standards Act ("FLSA"), in particular alleged failures to pay non-exempt employees overtime for hours worked in excess of 40 in a week as well as other alleged violations of the FLSA and state wage and hour laws. On June 8, 2001, an Amended Complaint and Demand for Jury Trial was filed by Plaintiff Smith in which an additional individual, Plaintiff Michael Hinckley, joined. Ms. Smith and Mr. Hinckley seek individual damages and class certification and relief as well as injunctive relief, prejudgment interest and attorneys' fees and costs. Thus far, forty-four additional, mostly former employees have filed written notice of consents seeking to join in the action. The Company filed an answer to the Complaint on June 29, 2001. The Court ordered a hearing to determine whether to conditionally certify the FLSA collective action, but no trial date has been set. The case is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, possible loss or range of loss that may ultimately be connected with the matter. The parties are presently developing a plan to mediate the dispute subject to a standstill agreement with respect to the litigation.

The Company is party to various other legal actions arising in the normal course of business, none of which is expected to have a material adverse effect on its business, financial position, results of operations and cash flows.

10.      COMMON STOCK AND RELATED MATTERS

During the quarter ended February 28, 2002, the Micron Technology Foundation, which beneficially owned approximately 43% of the Company's common stock, sold all its approximately 58.6 million shares of the Company's common stock to institutional investors, together with the Company and four of its directors. The Company repurchased approximately 5.8 million shares of common stock from the Foundation at an aggregate cost of $7.3 million. These shares have been retired.

11.  OPERATING SEGMENT INFORMATION

The Company's business activities are represented by a single industry segment, web site and applications hosting.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)


12.      SUBSEQUENT EVENTS

On March 9, 2002, the US Government passed an economic stimulus package entitled the "Job Creation and Worker Assistance Act of 2002". This law contains a business provision that temporarily extends the general tax NOL carryback period to five years. The five-year carryback period is available for tax losses occurring in 2001 and 2002. The Company estimates the carryback of these losses will result in a tax refund of approximately $60 million. The effects of this tax law change will be recorded during the third quarter of the Company's fiscal year and the Company anticipates receiving this refund before the end of fiscal year 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding Interland's expectations of the Company's future liquidity needs, its expectations regarding future business and financial results, its expectations regarding its future operating results including its planned increase in its revenues levels and the actions the Company expects to take in order to maintain its existing customers and expand its operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to it as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors" below and in the Company's other filings with the Securities and Exchange Commission.

All quarterly references are to the Company's fiscal periods ended February 28, 2002, August 31, 2001, or March 1, 2001 unless otherwise indicated. All annual references are also on a fiscal basis, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

OVERVIEW

Interland is a leading Web hosting company offering a broad range of business-class hosting products and services, including shared and dedicated hosting services, electronic commerce and other applications hosting services, and other Web hosting-related products and services. Historically, the Company had provided a variety of computer products and related services through its PC Systems, SpecTek, and Web hosting business segments. During fiscal 2001, the Company discontinued its PC Systems business, its computer manufacturing business, and SpecTek, its memory products business. See the note entitled "Discontinued Operations" to the accompanying consolidated financial statements. Following the disposition of these business segments, the Company has become a Web hosting company.

The Company was originally established on April 7, 1995 as Micron Electronics, Inc. through the merger of three businesses: Micron Computer, Inc., Micron Custom Manufacturing Services, Inc. and ZEOS International, LTD. The Web hosting business, the Company's continuing operation, was developed through the acquisition and integration of six companies between 1999 and 2002. On August 2, 1999, the Company acquired 100% of the outstanding stock of NetLimited, Inc. d.b.a. "HostPro", a Web and applications hosting provider. On September 2, 1999, the Company acquired the property and equipment of Micron Internet Services, formerly a division of Micron Technology, a provider of dedicated, nationwide dial-up and broadband Internet access, virtual private network solutions and e-commerce services. On December 14, 1999, the Company acquired LightRealm, Inc. a Kirkland, Washington-based Web and applications hosting and Internet access company serving small- and medium-sized businesses. On March 16, 2000, the Company acquired Worldwide Internet Publishing Corporation, a Boca-Raton, Florida-based Web hosting company that also served small- and medium-sized businesses. On August 6, 2001, the Company acquired Interland, Inc. ("Interland-Georgia"), an Atlanta, Georgia-based provider of a broad range of Web hosting, applications hosting and other related Web-based business solutions specifically designed to meet the needs of small- and medium-sized businesses. In connection with the acquisition of Interland-Georgia, Micron Electronics, Inc. changed its name to Interland, Inc. and its trading symbol to "INLD." On November 30, 2001, Interland-Georgia was merged into the Company. On October 29, 2001, the Company announced the acquisition of the small business-focused shared and unmanaged dedicated retail Web hosting business of Interliant, Inc. On January 25, 2002, the Company announced the acquisition of the small business-focused shared and dedicated Web hosting assets of AT&T relating to AT&T small-business hosting service and business ready dedicated hosting services. On February 8, 2002, the Company acquired CommuniTech.Net, Inc., a Kansas City, Missouri-based Web hosting company. The Company's principal executive offices are located in Atlanta, Georgia.

The Company intends to invest in sales and marketing to expand its customer base and to develop new sales channels and relationships. A component of the Company's strategy is to achieve increased incremental margins by more fully utilizing its existing infrastructure to accommodate additional customers. The Company's future success is dependent upon its ability to achieve positive cash flow prior to depletion of cash resources and its ability to raise funds, if needed. While management currently believes that the Company has adequate resources to maintain planned operations for at least one year from the balance sheet date, we cannot assure you that the Company will be cash flow positive in the future under its current Web and applications hosting model or that adequate funding will be available to allow it to continue operations subsequent to the one-year time period. The Company does not expect to generate positive cash flows from ongoing operations until the end of fiscal 2002. The Company's current financial forecast indicates that there are sufficient cash resources on hand until the Company reaches positive cash flows from ongoing operations.


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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management based this discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, valuation of accounts receivable, property, plant and equipment, long-lived assets, intangible assets, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Changes to these judgments and estimates could adversely affect the Company's future results of operations and cash flows.

         - Revenue Recognition. Revenues from continuing operations are primarily generated from shared and dedicated hosting services, e-commerce services, applications hosting, domain name registration services, and other Web hosting-related products and services. Revenues are recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to 24 months and typically require payments in advance. These payments, including set-up fees for hosting services, are deferred and recognized ratably over our estimate of the customers' expected service period. Deferred revenues represent the liability for advance billings to customers for services not yet provided.

         - Valuation of Accounts Receivable. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of our customers. Significant portions of customer payments are made by credit cards. Each month management reviews historical charge-back and cancellation patterns and records an allowance based on historical results as well as management judgment. Additionally, each month management reviews the aged receivables balance and records an allowance for uncollectible accounts based on the age of the outstanding receivable balances, trends in outstanding balances and management judgment. As a result of these analyses, we believe the current allowance is adequate to cover any bad debts as of the date of the balance sheet. Actual results differing from this estimate could have a material impact on our results of operations and cash flows.

         - Property, Plant and Equipment. We utilize significant amounts of property, plant and equipment in providing service to our customers. We utilize straight-line depreciation for property and equipment over our estimate of their useful lives. Changes in technology or changes in the intended use of property, plant and equipment may cause the estimated period of use or the value of these assets to change. We perform an annual analysis to confirm the appropriateness of estimated economic useful lives for each category of current property, plant, and equipment. Additionally, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting depreciable lives and testing for recoverability require both judgment and estimates.

         - Goodwill and Intangible Assets. We periodically evaluate goodwill and intangible assets for potential impairment indicators. If impairment indicators exist we measure the impairment through the use of discounted cash flows. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational considerations. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired. Goodwill is no longer amortized, but instead is subject to impairment tests at least annually. Other intangible assets are amortized over our estimate of their period of benefit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         - Contingencies. We are subject to proceedings, lawsuits and other claims related to class action lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary to assess any contingencies. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

         - Discontinued Operations. In connection with the 2001 sale and discontinuance of our operations related to our PC Systems and Spectek businesses, we recorded an estimate of all retained liabilities. Such amount is subject to final determination with the purchaser, which could result in a revision in the estimated loss on disposal of discontinued operations. Actual results differing from our estimates related to our discontinued operations could have a material impact on our financial position and liquidity and require additional losses from discontinued operations.

         - Restructuring and Acquisition Related Liabilities. We have remaining reserves related to our restructuring program approved and implemented in the fourth quarter of fiscal year 2001 in connection with our acquisition of Interland-Georgia. These remaining liabilities represent our estimate of future lease payments for data centers and office facilities being exited that cannot be recovered through subleases and termination penalties for bandwidth and data connectivity contracts we are no longer utilizing.

RESULTS OF CONTINUING OPERATIONS

The Company's consolidated financial information presents the net effect of discontinued operations separate from the results of the Company's continuing operations. The Company's financial results only reflect the results of Interland-Georgia and CommuniTech.Net from the dates of acquisition forward. Historical financial information has been reclassified to present consistently

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


the discontinued operations, and the discussion and analysis that follows generally focuses on continuing operations. The following table sets forth, for the periods indicated, items included in the Company's consolidated statements of operations, stated as a percentage of revenues:

                                                              For the quarter ended                 For the six months ended

                                                    FEBRUARY 28,            March 1,        FEBRUARY 28,            March 1,
                                                            2002                2001                2002                2001
----------------------------------------------------------------------------------------------------------------------------
Revenues                                                  100.0%              100.0%              100.0%              100.0%
Cost of revenues                                           54.0                63.6                55.4                66.9
                                                         ------              ------              ------              ------
   Gross margin                                            46.0                36.4                44.6                33.1
                                                         ------              ------              ------              ------
Operating expenses:
   Sales, marketing and technical support                  53.9                60.1                53.4                65.2
   General and administrative                              51.6                78.8                53.3                80.9
   Other expense (income), net                              4.0                 2.9                 1.2               (14.2)
   Merger and integration costs                            13.3                  --                13.4                  --
                                                         ------              ------              ------              ------
     Total operating expenses                             122.8               141.9               121.3               132.0
Operating loss                                            (76.8)             (105.5)              (76.7)              (98.9)
Loss on investments, net                                     --               (10.4)                 --               (10.3)
Interest income, net                                        0.2                17.9                 0.6                15.7
                                                         ------              ------              ------              ------
Loss from continuing operations before taxes              (76.6)              (98.0)              (76.1)              (93.4)
Income tax benefit                                           --                30.9                  --                28.8
                                                         ------              ------              ------              ------
Loss from continuing operations                           (76.6)%             (67.1)%             (76.1)%             (64.6)%
                                                         ======              ======              ======              ======

REVENUES

                                                              For the quarter ended              For the six months ended

                                                    FEBRUARY 28,           March 1,       FEBRUARY 28,           March 1,
                                                            2002               2001               2002               2001
-------------------------------------------------------------------------------------------------------------------------
Hosting revenue                                          $23,846            $ 9,977            $46,275            $18,610
Other revenue                                              1,696              4,489              4,140              9,382
                                                         -------            -------            -------            -------
Total Revenues                                           $25,542            $14,466            $50,415            $27,992
                                                         =======            =======            =======            =======

Total revenues increased $11.1 million, or 76.6%, and $22.4 million, or 80.1%, respectively, for the quarter and for the six months ended February 28, 2002 when compared to the same periods of the prior fiscal year. Revenues for the first two quarters of 2002 reflect the acquisition of Interland-Georgia.

Hosting revenues increased 139.0% to $23.8 million and 148.7% to $46.3 million, respectively, for the quarter and for the six months ended February 28, 2002 when compared to the same periods from the prior fiscal year. Hosting revenues are comprised of shared and dedicated hosting services and domain name registrations. The growth in hosting revenues has been driven by new customer growth, acquisitions, and upgrading existing customers. The Company maintained nearly 400,000 paid hosted Web sites at the end of the second quarter of fiscal 2002, compared to approximately 138,000 at the end of the second quarter of fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Other revenues decreased 62.2% to $1.7 million and 55.9% to $4.1 million, respectively, for the quarter and for the six months ended February 28, 2002 when compared to the same period from the prior fiscal year. Other revenues are comprised of e-commerce and other applications hosting services, other Web hosting-related products and services, internet connectivity fees and equipment sales to customers. The decrease in other revenue is due to the sale of substantially all of the consumer dial-up accounts as the Company's strategy moved away from connectivity services and the sale of hardware. The sale of these accounts and the change in strategy is not expected to have a substantial impact on future operating income.

         COST OF REVENUES

Cost of revenues increased 49.9% and 49.1% to $13.8 million and $27.9 million, respectively, for the quarter and for the six months ended February 28, 2002 from $9.2 million and $18.7 million in the same periods of the prior year. The increase in cost of revenues was primarily related to depreciation and leasing costs for data centers and equipment, telecommunications and Internet access costs, and technical personnel costs. The Company's cost of revenues as a percentage of revenues decreased to 54.0% and 55.4% for the quarter and six month periods ended February 28, 2002 from 63.6% and 66.9% for the same periods of the prior year. The Company anticipates that costs of revenues will continue to increase in absolute dollars, but decline as a percentage of revenues as the Company continues to grow and executes its strategy to achieve a more cost-effective scale of operations.

Cost of revenues is mainly comprised of compensation and other expenses for data center and provisioning operations, Internet connectivity and other related telecommunications expense, and depreciation and amortization of capital and intangibles related to data center equipment and operations.


OPERATING EXPENSES

         SALES, MARKETING AND TECHNICAL SUPPORT

Sales, marketing and technical support expenses increased 58.2% and 47.5% to $13.8 million and $26.9 million, respectively, for the quarter and for the six months ended February 28, 2002 from $8.7 and $18.3 million in the same periods of the prior year. The increase in sales, marketing and technical support expenses was primarily related to increased sales and technical support personnel costs related to the acquisition of Interland-Georgia, increased marketing costs including direct mail campaigns and aggressive advertising campaigns, outsourced telemarketing costs, and amortization of account acquisition costs.

Sales, marketing and technical support is mainly comprised of compensation costs and costs associated with technical support and marketing the Company's products and services, and amortization of tangible and intangible assets related to sales systems and customer acquisitions. Compensation costs include salaries and related benefits, commissions and bonuses. Marketing expenses include the costs of direct mail, advertising and other mass-market programs.


         GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 15.6% and 18.5% to $13.2 million and $26.9 million, respectively, for the quarter and for the six months ended February 28, 2002 from $11.4 million and $22.7 million in the same period of the prior year. The increase in general and administrative expenses was primarily related to increased billing, accounting, information technology and other general and administrative personnel costs related to the acquisition of Interland-Georgia, amortization of intangible assets acquired during the Interland-Georgia acquisition, bad debt expenses, consulting fees and outsourced billing and collection transition service costs on acquired accounts.

General and administrative is mainly comprised of compensation and related expenses, occupancy costs, and depreciation and amortization of capital and intangible assets related to the engineering, development and administrative functions.

         MERGER AND INTEGRATION COSTS

In connection with the acquisition of Interland-Georgia in August 2001, the Company adopted a restructuring plan to close certain offices and data centers, discontinue the use and development of certain software and eliminate other redundant assets. As a result, the Company recorded a restructuring charge of $110.3 million in the fourth quarter of fiscal 2001. The liability related to this restructuring program was $10.8 million and $12.5 million at February 28, 2002 and August 31, 2001, respectively. The Company expects to pay these liabilities by August 31, 2004. For the quarter and six months ended February 28, 2002, the Company incurred $3.4 million and $6.8 million, respectively, in additional costs related to the continuation of its merger and integration plan. Included in the second quarter charge was approximately $1.1 million of employee severance, termination benefits and non-cash stock compensation expense for a reduction of the workforce of approximately 38 employees, of which approximately $0.4 million is included in the accompanying consolidated Balance Sheets under "Accrued liabilities" at February 28, 2002.

         INTEREST INCOME, NET

Interest income, net decreased to $.07 million and $.32 million for the quarter and for the six months ended February 28, 2002 from $2.6 million and $4.4 million for the same periods of the prior year. Interest income, net consists of interest income earned on the Company's invested cash and liquid investments, less interest expense on debt. The reduction in interest income, net is primarily due

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


to the lower levels of cash and liquid investments that were available for investment due to the sale of the PC Systems business and lower interest rates during the first six months of fiscal 2002.

         INCOME TAX BENEFIT

No income tax benefit was recorded for the quarter and for the six months ended February 28, 2002. The effective income tax rate was approximately 32% and 31% for the quarter and six months ended March 1, 2001. The rate principally reflects the federal statutory rate, net of the effect of state taxes, tax-exempt securities and non-deductible goodwill amortization. The change in the effective income tax rates primarily reflects tax benefits and tax sharing arrangements that are no longer available due to the disposal of the discontinued operations, as well as a valuation allowance on certain tax assets.

DISCONTINUED OPERATIONS

         PC SYSTEMS

The Company discontinued the operations of its PC Systems business segment, which was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC, ("GTG PC") an affiliate of the Gores Technology Group. In fiscal 2001, the Company recognized an estimated loss on disposal of the PC Systems business of $212.2 million. Included in the loss on disposal are employee termination costs of approximately $15.4 million, of which $0.0 million and $0.3 million is included in the accompanying consolidated Balance Sheets under "Accrued liabilities" at February 28, 2002 and August 31, 2001, respectively.

         SPECTEK

The Company discontinued the operations of its SpecTek business segment, which was accounted for as discontinued operations in accordance with APB No. 30. On March 22, 2001, the Company transferred the land, buildings and intellectual property to MTI and received $18 million of cash in excess of the historical cost from MTI. Net proceeds from the sale of the SpecTek assets under the Purchase Agreement were $39.6 million.

         ADJUSTED EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

The Company's adjusted EBITDA (loss from continuing operations, excluding interest income (expense), income taxes, merger and integration costs, depreciation and amortization, as further adjusted to exclude non-cash stock compensation expense, gain/loss from sale of the Company's connectivity accounts and non-cash operating expenses incurred as a result of the issuance of equity securities to employees), was a loss of $6.4 million and $15.3 million for the quarter and six months ended February 28, 2002 compared with a loss of $13.2 and $19.3 million for the same periods of the prior year. The decrease in the adjusted EBITDA loss was primarily due to increased revenues and gross margins for the periods offset by additional sales, technical support, general and administrative personnel costs resulting from the acquisition of Interland-Georgia. Adjusted EBITDA does not represent funds available for discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. Adjusted EBITDA should not be considered as an alternative to net loss or net cash used in operating activities, but may be useful to investors as an indication of operating performance. The Company's calculation of adjusted EBITDA may not be comparable to the computation of similarly titled measures of other companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Reconciliation of loss from continuing operations to adjusted EBITDA is as follows:

                                                                 For the quarter ended                 For the six months ended
                                                     FEBRUARY 28,             March 1,         FEBRUARY 28,             March 1,
                                                             2002                 2001                 2002                 2001
--------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                          $(19,554)            $ (9,704)            $(38,373)            $(18,082)
Depreciation and amortization                               8,481                3,521               15,370               11,263
Interest income, net                                          (68)              (2,588)                (319)              (4,407)
Non-cash compensation expense                                 277                   --                  554                   --
Income tax benefit                                             --               (4,472)                  --               (8,070)
Merger and integration costs                                3,408                   --                6,771                   --
Loss on sale of connectivity accounts, net                  1,033                   --                  673                   --
                                                         --------             --------             --------             --------
Adjusted EBITDA                                          $ (6,423)            $(13,243)            $(15,324)            $(19,296)
                                                         ========             ========             ========             ========

         LIQUIDITY AND CAPITAL RESOURCES

On January 22, 2002, the Securities and Exchange Commission issued FR-61, Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations. The release sets forth certain views of the Commission regarding disclosure that should be considered by registrants. Disclosure matters addressed by the release are liquidity and capital resources including off-balance sheet arrangements, certain trading activities that include non-exchange traded contracts accounted for at fair value, and effects of transactions with related and certain other parties. The following table sets forth the information in a format described in the release with regard to disclosures about contractual obligations and commercial commitments.

The following table discloses aggregate information about our contractual obligations including lease payments and bandwidth obligations of continuing, discontinued and exited facilities, as well as other equipment lease payments and the periods in which payments are due as of August 31, 2001:

                                                             LESS THAN                                           AFTER
Contractual Obligations                      TOTAL             1 YEAR        1-3 YEARS         4-5 YEARS        5 YEARS
------------------------------------------------------------------------------------------------------------------------
Long-term debt                                $  5.3            $ --             $ 5.3            $ --            $  --
Operating leases                                75.2             18.4             19.8             15.2             21.8
Capital leases                                  39.1             18.1             20.7              0.3               --
                                              -------------------------------------------------------------------------
Total contractual cash obligations            $119.6            $36.5            $45.8            $15.5            $21.8
                                              =========================================================================

As of February 28, 2002, the Company had $146.3 million in cash and cash equivalents, investments and restricted investments. This represents a decrease of $61.8 million compared to August 31, 2001. Cash used during the six month period includes approximately $35.0 million for operations, net of an $18.5 million income tax refund, as well as $19.2 million for deposits of temporarily restricted cash, $9.5 million for repayments of debt, $7.3 million for the re-purchase of the Company's common stock, $8.8 million for

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


discontinued operation liabilities, $17.2 million for capital expenditures and account acquisitions, $2.7 million for notes issued to related party, offset by approximately $13.0 million provided by matured investment securities.

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

On July 20, 2001, the Company entered into a financing arrangement with a financial institution, under which the Company executed a $5.3 million credit agreement. At that time, the Company entered into a financing arrangement for a sale and leaseback of up to $14.6 million for certain equipment, primarily computer hardware. In January 2002, the Company repurchased certain assets from the financial institution at a total cost of $2.9 million. In connection with the repurchase, approximately $3.3 million of cash and equivalents became unrestricted lowering the total pledged amount of cash and equivalents securing the lease line to $21.6 million.

The Company anticipates making capital expenditures between $4 and $6 million during the remainder of fiscal 2002, generally for data center equipment and related software.

On March 9, 2002, the US Government passed an economic stimulus package entitled the "Job Creation and Worker Assistance Act of 2002". This law contains a business provision that temporarily extends the general tax NOL carryback period to five years. The five-year carryback period is available for tax losses occurring in 2001 and 2002. The Company estimates the carryback of these losses will result in a tax refund of approximately $60 million. The effects of this tax law change will be recorded during the third quarter of the Company's fiscal year and the Company anticipates receiving this refund before the end of fiscal year 2002.

The Company's strategy includes acquisitions of businesses and customers and these acquisitions may be accomplished through the issuance of shares, payment of cash or debt.

The Company does not expect to generate positive cash flow from ongoing operations until near the end of fiscal 2002. The Company expects to have adequate cash resources to fund operations for at least one year from the balance sheet date. The Company's future success is dependent upon its ability to achieve positive cash flow prior to the depletion of cash resources and to raise funds, thereafter, if needed. Management cannot assure that the Company will be profitable in the future under its current Web and applications hosting business model or that adequate funding will be available to allow it to continue operations subsequent to the one-year time period. The Company's current financial forecast indicates that there are sufficient cash balances on hand until the Company reaches positive cash flows from ongoing operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets be amortized over their useful lives unless that life is determined to be indefinite. Intangible assets shall be evaluated annually to determine whether events and circumstances continue to support an indefinite useful life. An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company adopted SFAS No. 142 during the first quarter of fiscal 2002, which eliminated goodwill amortization starting in fiscal 2002. The Company has performed the first of the required impairment tests of goodwill existing as of September 1, 2001 and has determined that goodwill is not impaired.

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

INTERLAND HAS INCURRED LOSSES SINCE INCEPTION. The Company has incurred net losses and losses from operations for each period from inception through the second quarter of fiscal 2002. Interland expects to generate positive free cash flow from ongoing operations by the end of fiscal 2002 (free cash flow consists of adjusted EBITDA, as defined in MD&A, plus cash used for capital expenditures). Operating expenses could increase as a result of adapting network infrastructure to accommodate additional customers, increasing sales and marketing efforts, broadening customer support capabilities, integrating the Interland-Georgia, HostPro and CommuniTech.Net businesses and expanding administrative resources in anticipation of future growth. To the extent that increased revenues do not offset increases in expenses, the Company's results of operations and financial condition would be materially affected. Even if Interland achieves profitability and positive cash flow, it may not be able to sustain or improve those results on a quarterly or annual basis in the future.

INTERLAND'S HISTORICAL FINANCIAL INFORMATION WILL NOT BE REPRESENTATIVE OF ITS FUTURE RESULTS. Since the Company has sold its non-hosting businesses, its historical financial information, contained in previous filings with the Securities and Exchange Commission, is not representative of its future operating results. Including the operations of the non-hosting businesses--which are classified as discontinued operations in the Company's financial statements--Web hosting revenues represented less than 7% and 3% of the Company's total revenues for fiscal 2001 and 2000, respectively. By contrast, Web hosting revenues constituted 91.8% of our total revenue in the first six months of 2002.

INTERLAND HAS A LIMITED OPERATING HISTORY AND ITS BUSINESS MODEL IS STILL EVOLVING, WHICH MAKES IT DIFFICULT TO EVALUATE ITS PROSPECTS. The Company's limited operating history makes evaluating its business operations and prospects difficult. The Company's range of service offerings has changed since its inception and its current business model is still new and developing. Because some of Interland's services are new, the market for them is uncertain. As a result, the revenues and income potential of the Company's business, as well as the potential benefits of the merger with Interland-Georgia and other acquisitions may be difficult to evaluate.

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

         - introduction of new services or enhancements by Interland and its competitors;

         - technical difficulties or system downtime affecting the Internet generally or the Company's hosting operations specifically;

         - the mix of services delivered by Interland, its subsidiaries or its competitors;

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

INTERLAND'S STOCK PRICE MAY BE VOLATILE. The market price of the Company's common stock has experienced a significant decline. The price has been and is likely to continue to be highly volatile due to several factors, such as:

         - the Company's failure to experience the benefits of the merger with Interland-Georgia as quickly as anticipated, or at all, or an increase over estimates of the costs of or operational difficulties arising from the merger;

         - the failure of the impact of the Interland-Georgia merger on the Company's financial results to be in line with the expectations of financial analysts;

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

INTERLAND'S TARGET MARKET PRESENTS SUBSTANTIAL RISKS. The Company intends to concentrate on serving small- and medium-sized businesses ("SMB"). The SMB market contains many businesses that will not be successful, and are consequently at substantially greater risk for non-collectible accounts receivable, and for non-renewal. Moreover, a significant portion of this target market is highly sensitive to price, and may be lost to a low-price competitor. Because few businesses in this target market employ trained technologists, they tend to generate a high number of customer service and technical support calls. The expense of responding to these calls is considerable, and the expense is likely to increase in direct proportion to revenue, potentially limiting the scalability of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


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

IF THE COMPANY DOES NOT SUCCESSFULLY INTEGRATE THE OPERATIONS AND PERSONNEL OF INTERLAND-GEORGIA IN A TIMELY MANNER, THIS WILL DISRUPT ITS BUSINESS AND COULD NEGATIVELY AFFECT ITS OPERATING RESULTS. The Company's merger with Interland-Georgia involves risks related to the integration and management of Interland-Georgia's operations and personnel. The integration is complex, time consuming and expensive process and may disrupt the Company's business if not completed in a timely and efficient manner. The Company must operate as a combined organization utilizing common information and telecommunications systems, operating procedures, financial controls and human resources practices.

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

In addition, the Company has completed a number of other acquisitions of customer accounts and hosting companies and is still in the process of completing the integration of these businesses. This could make the integration of Interland-Georgia more difficult. If this integration effort is not successful, the results of operations could be adversely affected, employee morale could decline, key employees could leave and customers could cancel existing orders or choose not to place new ones. In addition, the attention and effort devoted to the integration of the two companies will significantly divert management's attention from other important issues, such as expansion of the combined customer base, which could negatively affect the Company's business and operating results.

THE BENEFITS OF THE MERGER WITH INTERLAND-GEORGIA MAY BE LESS THAN EXPECTED AND THE COSTS ASSOCIATED WITH THE MERGER COULD BE HIGHER THAN EXPECTED, WHICH COULD HARM THE COMPANY'S FINANCIAL RESULTS AND CAUSE A DECLINE IN THE VALUE OF ITS COMMON STOCK. The Company expects to realize cost reductions due to synergies created by the merger with Interland-Georgia in areas such as integration and expansion of nationwide technical support capabilities over a larger customer base, integration of information and telecommunications systems, marketing the larger combined business, elimination of excess data center capacity and economies of scale for the combined Company's telecommunications costs. Although the Company expects that it will realize cost synergies with the merger, it cannot guarantee that it will realize these cost synergies or state the amount of any cost synergies with any certainty. The Company expects to incur costs associated with the consolidation and integration of the companies' services and operations. If the total costs of the merger and related consolidation and integration exceed estimates, or if the cost synergies of the merger are less than expected, the Company's financial results would suffer. Any shortfall in anticipated operating results could cause the market price of the Company's common stock to decline. In addition, the market price of Interland's common stock could decline significantly if it does not experience the business benefits of the merger as quickly or in as great amounts as security analysts expect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


THE COMPANY INCURRED SIGNIFICANT ACCOUNTING CHARGES RELATING TO THE MERGER WITH INTERLAND-GEORGIA. The Company has accounted for the acquisition of Interland-Georgia using the purchase method of accounting. Under the purchase method, the purchase price of Interland-Georgia has been allocated to the assets acquired and liabilities assumed. As a result, based upon the purchase price of $127.2 million, the Company has recorded $17.5 million of intangible assets and $104.7 million of goodwill on its balance sheet. Goodwill will be evaluated annually for impairment and any potential impairment will affect the Company's financial results in the future.

WHEN THE COMPANY ACQUIRES ADDITIONAL COMPANIES, CUSTOMER ACCOUNTS OR TECHNOLOGIES, IT FACES RISKS SIMILAR TO THOSE IT CURRENTLY FACES IN CONNECTION WITH THE MERGER WITH INTERLAND-GEORGIA. As part of its strategy to grow the Web hosting business, the Company has made a number of acquisitions and investments, and it may continue to pursue acquisitions of businesses or assets that it believes are complementary to its business. The Company will be required to record material goodwill and other intangible assets in the likely event the purchase price of the acquired businesses exceeds the fair value of the net assets acquired. In the past, this has resulted in significant amortization charges, and the risk of future charges related to impairment of goodwill may increase as the Company continues its acquisition strategy. The acquired businesses may not achieve the revenues and earnings anticipated. If the Company acquires another company, it will likely raise the same risks, uncertainties and disruptions as discussed above with respect to its merger with Interland-Georgia. For example, the Company may not be able to successfully assimilate the additional personnel, operations, acquired technology and customer accounts into its business. Furthermore, the Company may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to existing shareholders. As a result, there could be a material adverse effect on the Company's future financial condition and results of operations. The Company cannot assure you of the timing or size of future acquisitions, or the effect future acquisitions may have on its operating results.

INTERLAND COULD INCUR LIABILITIES IN THE FUTURE RELATING TO ITS PC SYSTEMS BUSINESS. The Company could incur liabilities arising from the sale of the PC Systems business to GTG PC. According to the terms of the agreement with GTG PC, the Company agreed to retain liabilities relating to the operation of the PC systems business arising prior to the closing of the transaction, including liabilities for taxes, contingent liabilities and liabilities for accounts payable accrued prior to the closing. The contingent liabilities could include claims for violations of intellectual property rights, remittances of sales taxes, and employee related claims. The Company also agreed to indemnify GTG PC and its affiliates for any breach of the Company's representations and warranties contained in the agreement for a period of two years, or for the applicable statute of limitations for matters related to taxes. This indemnification obligation is capped at $10.0 million. Except for claims for fraud or injunctive relief, this indemnity is the exclusive remedy for any breach of the Company's representations, warranties and covenants contained in the agreement with GTG PC. Accordingly, in the future, Interland could be required to satisfy obligations not assumed by GTG PC, or to make payments to GTG PC and its affiliates in accordance with the agreement in which it sold the PC Systems business, which could adversely affect its future results of operations and cash flows.

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

INTERLAND FACES INTENSE COMPETITION. The Web hosting and applications hosting markets are highly competitive. There are few substantial barriers to entry, and the Company expects that it will face additional competition from existing competitors and new market entrants in the future. The Company may not have the resources, expertise or other competitive factors to compete successfully in the future. Some of Interland's competitors may have greater name recognition and more established relationships in the industry. As a result, these competitors may be able to:

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

Current and potential competitors in the market include Web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, large information technology firms that provide a wide array of information technology services and computer hardware suppliers. These competitors may operate in one or more of these areas and include companies such as XO Communications and Verio. In addition, large companies such as Sprint and WorldCom have entered or indicated their intent to enter into one of more of these markets.

INTERLAND'S ABILITY TO SUCCESSFULLY MARKET ITS SERVICES COULD BE SUBSTANTIALLY IMPAIRED IF IT IS UNABLE TO DEPLOY NEW INTERNET APPLICATIONS OR IF NEW INTERNET APPLICATIONS IT DEPLOYS PROVE TO BE UNRELIABLE, DEFECTIVE OR INCOMPATIBLE. The Company could experience difficulties that delay or prevent the successful development, introduction or marketing of Internet application services in the future. If any newly introduced Internet applications suffer from reliability, quality or compatibility problems, market acceptance of Interland's services could be greatly hindered and its ability to attract and retain new customers could be adversely affected. New applications Interland deploys may not be free from reliability, quality or compatibility problems. If the Company incurs increased costs or is unable, for technical or other reasons, to host and manage new Internet applications or enhancements of existing applications, its ability to successfully market its services could be substantially impaired. In addition, its customers may not accept the Company's new services or applications.

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

INTERLAND FACES RISKS RELATING TO EXISTING LITIGATION Interland is defending a contract dispute lawsuit filed on October 2, 2001 in Dallas County, Texas Court seeking damages of approximately $2.1 million for goods purchased by our PC Systems business. The Company removed the case to federal court, and counterclaimed for legal fees owed by the plaintiff for legal fees they had agreed to indemnify the Company for that were incurred on an unrelated patent lawsuit. These legal fees amounted to approximately $1.3 million. This claim is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, or possible loss that may ultimately be connected with the matter. A Tolling and Dispute Resolution Agreement was entered between the parties on January 21, 2002, in Dallas County, Texas, and the lawsuit was dismissed on February 22, 2002. In connection with the Tolling and Dispute Resolution Agreement the Company paid $700,000 to Capetronic Computer USA. The parties are working to negotiate final resolution, subject to an arbitration requirement if a negotiated settlement cannot be reached.

The Company is defending a consumer class action lawsuit filed in the Federal District Court of Minnesota based on the alleged sale of defective computers. No class has been certified in the case. The case involves a claim that the Company sold computer products with a defect that may cause errors when information is written to a floppy disk. Substantially similar lawsuits have been filed against other major computer manufacturers. The parties are currently negotiating settlement with the named plaintiffs. The parties are currently negotiating settlement and the Company is considering the development of a patch to eliminate additional class members. The case is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, possible loss or range of loss that may ultimately be connected with the matter.

The Company is defending an employee class action lawsuit claim filed in the U.S. District Court for Idaho. The case involves alleged violations of the Fair Labor Standards Act, particularly failures to pay non-exempt employees overtime for hours worked in excess of 40 in a week as well as other alleged violations of the FLSA and state wage and hour laws. No class has been certified in the case. The case is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, possible loss or range of loss that may ultimately be connected with the matter. The parties are presently developing a plan to mediate the dispute subject to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


a standstill agreement with respect to the litigation.

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

PROVIDING SERVICES TO CUSTOMERS WITH CRITICAL WEB SITES AND WEB-BASED APPLICATIONS COULD POTENTIALLY EXPOSE INTERLAND TO LAWSUITS FOR CUSTOMERS' LOST PROFITS OR OTHER DAMAGES. Because the Company's Web hosting and applications hosting services are critical to many of its customers' businesses, any significant interruption in those services could result in lost profits or other indirect or consequential damages to its customers as well as negative publicity and additional expenditures for it to correct the problem. Although the standard terms and conditions of the Company's customer contracts disclaim liability for any such damages, a customer could still bring a lawsuit against it claiming lost profits or other consequential damages as the result of a service interruption or other Web site or application problems that the customer may ascribe to it. A court might not enforce any limitations on its liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations even if the Company believes it would have meritorious defenses to any such claims. In such cases, it could be liable for substantial damage awards. Such damage awards might exceed its liability insurance by significant amounts, which would seriously harm its business and financial condition and liquidity.

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

INTERLAND'S INTERNATIONAL OPERATIONS ARE SUBJECT TO RISKS. The Company derived approximately 8.6% and 8.6% of its sales from customers residing outside of the United States for the quarter and for the six months ended February 28, 2002. International business is subject to a number of special risks, including:

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

SUBSTANTIAL FUTURE SALES OF SHARES BY SHAREHOLDERS COULD NEGATIVELY AFFECT INTERLAND'S STOCK PRICE. If Interland's shareholders sell substantial amounts of the Company's common stock in the public market, the market price of the Company's common stock could decline. Under a shareholder agreement, Mr. Joel Kocher, the Company's Chairman of the Board, President, and Chief Executive Officer, and some Interland-Georgia shareholders have agreed not to sell their shares of Interland common stock, representing approximately 12% of the Company's outstanding common stock through May 6, 2002, subject to limited exceptions. Additionally, Micron Technology Foundation, which beneficially owned approximately 43% of our outstanding common stock at the time of the Interland-Georgia transaction, also agreed not to sell our shares for nine months, subject to limited exceptions. The parties who purchased the shares held by that Foundation agreed to observe the same restrictions. These shareholders have the right to require the Company to register their shares for sale pursuant to an existing registration rights agreement. After February 6, 2003, the shares purchased from the Foundation will also be eligible for resale on the public markets without registration, subject to volume limitations and holding period requirements imposed by Rule 144 of the Securities Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Substantially all of the Company's cash equivalents, liquid investments and a majority of its debt are at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of February 28, 2002, approximately 76% of the Company's liquid investments mature within three months and 76% mature within one year. As of February 28, 2002, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values and has the ability and intent to hold these instruments to maturity. As a result, management believes that the market risk arising from its holding of financial instruments is minimal.

PART II. OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


On February 8, 2002, in connection with the merger of Interland and CommuniTech.Net, the Company issued 5.375 million shares of its common stock to Mr. Gabriel Murphy and Mr. Bryan Heitman, the sole stockholders of CommuniTech.Net, in consideration of all the assets and business of CommuniTech.Net, valued by the Company at an amount equal to $11.2 million. Exemption from the registration provisions of the Securities Act for the transaction was claimed under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that the merger did not involve any public offering. There were a limited number of purchasers, none of whom was solicited by means of any public advertising, and the Company believes that the purchasers were sophisticated.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following are filed as a part of this report:


     Exhibit      Description
     10.109       February 8, 2002 Investor Rights Agreement by and among
                  Interland, Inc., PAR Investment Partners, L.P., Hartford
                  Capital Appreciation Fund, and certain other stockholders.

     10.110 Agreement and Plan of Merger dated as of February 8, 2002, by and between CommuniTech.Net, Inc., Montana Acquisition
                  Company, Inc., Interland, Inc., Gabriel Murphy, and Bryan
                  Heitman.*

(*) Schedules and exhibits have been omitted from this exhibit, 10.110. A list of omitted schedules and exhibits is set forth immediately following the table of contents of the exhibit. Copies will be provided to the Commission upon request.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Interland, Inc.
                            ---------------------------------------------------
                            (Registrant)



Dated: April 12, 2002       /s/ David A. Buckel
                            ---------------------------------------------------
                            David A. Buckel, Senior Vice President and
                            Chief Financial Officer (Principal Financial and
                            Accounting Officer)