Form 10-Q
period 2002-05-31
INTERLAND INC /MN/
filed 2002-07-15
CIK 854460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002

Commission File Number: 0-17932

Interland, Inc.

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1404301 (I.R.S. Employer Identification No.)

303 Peachtree Center Avenue, Suite 500, Atlanta, GA 30303
(Address, including Zip Code, of principal executive offices)

(404) 720-8301
(Registrant’s telephone number, including area code)

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
Yes ☑  No  ☐

The number of outstanding shares of the registrant’s Common Stock on July 10, 2002 was 137,771,797.

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

INTERLAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands except per share amounts)
(Unaudited)

	For the quarter ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2002	2001	2002	2001

Revenues	$26,390	$15,395	$76,806	$43,386
Cost of revenues	13,085	9,715	41,009	28,438

Gross margin	13,305	5,680	35,797	14,948

Operating expenses:
Sales, marketing and technical support	12,349	9,509	39,278	27,760
General and administrative	12,596	9,924	39,452	32,581
Other expense, net	117	29	745	565
Merger and integration costs	98	—	6,869	—

Total operating expenses	25,160	19,462	86,344	60,906

Operating loss	(11,855)	(13,782)	(50,547)	(45,958)
Loss on investments	—	(2,037)	—	(4,919)
Gain on sale of investment	—	—	—	4,500
Interest income (expense), net	(25)	2,082	293	6,489

Loss from continuing operations before taxes	(11,880)	(13,737)	(50,254)	(39,888)
Income tax benefit	64,242	4,625	64,242	12,694

Income (loss) from continuing operations	52,362	(9,112)	13,988	(27,194)

Loss from discontinued operations, net of tax	—	—	—	(1,784)
Loss on disposal of discontinued operations	(4,562)	(31,442)	(4,562)	(178,942)

Total loss from discontinued operations	(4,562)	(31,442)	(4,562)	(180,726)

Net income (loss)	$47,800	$(40,554)	$9,426	$(207,920)

Basic net income (loss) per share:
Continuing operations	$0.38	$(0.09)	$0.10	$(0.28)
Discontinued operations	(0.03)	(0.33)	(0.03)	(1.87)

	$0.35	$(0.42)	$0.07	$(2.15)

Diluted net income (loss) per share:
Continuing operations	$0.38	$(0.09)	$0.10	$(0.28)
Discontinued operations	(0.03)	(0.33)	(0.03)	(1.87)

	$0.35	$(0.42)	$0.07	$(2.15)

Number of shares used in per share calculations:
Basic	136,366	96,856	137,187	96,390
Diluted	139,293	96,856	139,080	96,390

The accompanying notes are an integral part of the consolidated financial statements.

Interland, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	May 31, 2002	August 31, 2001

	(Unaudited)
ASSETS
Cash and cash equivalents	$108,678	$142,675
Short-term investments	22,900	31,468
Receivables, net of allowance of $2,910 and $1,810, respectively	15,967	11,576
Income taxes recoverable	3,088	23,847
Other current assets	3,235	4,223

Total current assets	153,868	213,789
Restricted investments	34,475	27,944
Property plant and equipment, net	58,689	59,849
Goodwill	114,304	104,406
Intangibles, net	49,206	17,216
Investments held to maturity	6,012	6,000
Other assets	130	76

Total assets	$416,684	$429,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$7,919	$5,751
Accrued expenses	35,505	57,676
Current portion of long-term debt and capital lease obligations	14,250	14,875
Deferred revenue	20,399	15,859

Total current liabilities	78,073	94,161
Long-term debt and capital lease obligations	17,091	24,231
Deferred revenue, long-term	1,634	1,563
Other liabilities	11,933	12,895

Total liabilities	108,731	132,850

Commitments and contingencies (see Note 9)
Common stock, $.01 par value, authorized 210 million shares; issued and outstanding 137.6 million and 137.8 million shares, respectively	1,376	1,378
Additional capital	286,742	282,738
Warrants	1,690	1,690
Deferred compensation	(2,480)	(3,310)
Note receivable from shareholder	(2,735)	—
Retained earnings	23,360	13,934

Total shareholders’ equity	307,953	296,430

Total liabilities and shareholders’ equity	$416,684	$429,280

The accompanying notes are an integral part of the consolidated financial statements.

Interland, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

For the nine months ended	May 31,	May 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,426	$(207,920)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities from continuing operations
Loss from discontinued operations	4,562	180,726
Depreciation and amortization	25,293	17,106
Gain on sale of investment	—	(4,500)
Loss on equity investment	—	4,919
Provision for doubtful accounts	5,615	1,619
Other non-cash adjustments	4,019	(1,103)
Changes in operating assets and liabilities net of the effect of the acquisition transactions:
Receivables	(10,363)	(24,603)
Income tax recoverable	18,585	—
Other current assets	(336)	1,029
Accounts payable and accrued expenses	(19,088)	(3,468)
Other	—	(769)

Cash provided by (used in) operating activities of continuing operations	37,713	(36,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(8,991)	(18,176)
Purchases of held-to-maturity investment securities	(69,042)	(116,344)
Proceeds from maturities of investment securities	77,598	167,500
Deposits of restricted cash	(6,385)	—
Proceeds from sale of investment	—	4,500
Equity investments	—	(3,511)
Acquisitions, net of cash acquired	(32,505)	—
Notes issued to related party	(2,735)	—
Other	—	(483)

Cash provided by (used in) investing activities of continuing operations	(42,060)	33,486

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	(12,740)	(1,948)
Proceeds from issuance of common stock	626	915
Purchase and retirement of common stock	(7,278)	—

Cash used in financing activities of continuing operations	(19,392)	(1,033)

Net cash used in continuing operations	(23,739)	(4,511)
Net cash used in discontinued operations	(10,258)	(81,094)

Net decrease in cash and cash equivalents	(33,997)	(85,605)
Cash and cash equivalents at beginning of period	142,675	200,002

Cash and cash equivalents at end of period	$108,678	$114,397

The accompanying notes are an integral part of the consolidated financial statements.

INTERLAND, INC.

Notes to Consolidated Financial Statements
(Unaudited)

1. General

Business — Interland, Inc. (known as Micron Electronics, Inc. prior to August 6, 2001), together with its subsidiaries (collectively the “Company”), is a leading Web hosting company that offers a broad range of business-to-business Internet products and services, including standardized shared and dedicated hosting services, electronic commerce services, applications hosting and other Web hosting products.

Historically, the Company provided a variety of computer products and related services through its PC Systems, SpecTek, and Web hosting business segments. The Company disposed of its PC Systems and SpecTek business segments, which are reported as discontinued operations – See Footnote 3 “Discontinued Operations.” The Company’s Web hosting business remains as the Company’s sole continuing operation. Prior to its disposal, the PC Systems business consisted of developing, marketing, manufacturing, selling and supporting a wide range of desktop and notebook systems and network servers under the micronpc.com brand name and selling, reselling, and supporting a variety of additional peripherals, software and services. Prior to its disposal, the SpecTek business consisted of processing and marketing various grades of memory products in either component or module form for specific applications.

History of operating losses — Excluding the income tax benefit recorded during the third quarter, the Company’s Web hosting business has incurred net losses and losses from operations for each period from inception through the first nine months of fiscal 2002. Net of the effect of the income tax refund received, the Company does not expect to generate positive cash flow from operations until the end of the forth quarter of fiscal 2002. The Company expects to have adequate cash resources to fund operations during this period. The Company’s future success is dependent upon its ability to achieve positive cash flow prior to the depletion of cash resources and its ability to raise funds, if needed. Management cannot assure that the Company will be cash flow positive in the future under its current Web and applications hosting model or that it will be able to raise funds if necessary. The Company’s current financial forecast indicates that there are sufficient cash resources on hand until the Company reaches positive cash flow.

2. Significant Accounting Policies

Interim Unaudited Financial Information — The accompanying unaudited consolidated financial statements as of May 31, 2002 and May 31, 2001 and for the three and nine month periods then ended, have been prepared in accordance with generally accepted accounting principles for interim financial information. In management’s opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the three and nine month periods ended May 31, 2002 are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The amounts that the Company will ultimately incur or recover could differ materially from its current estimates. The underlying estimates and facts supporting these estimates could change in 2002 and thereafter. Certain reclassifications, none of which affect net loss, have been made to present the financial statements on a consistent basis.

The financial statements include the accounts of Interland, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation – This report on Form 10-Q (“10-Q”) for the third quarter ended May 31, 2002 should be read in conjunction with the Company’s Annual Report on Form 10-K (“10-K”) for the fiscal year ended August 31, 2001. The Company’s operations are reported on a fiscal basis. During fiscal year 2001, the Company changed its year-end from a 52 or 53-week period ending on the Thursday closest to August 31, to a fiscal year and quarter ending on the calendar month-end. All references to periods including annual and quarterly are on a fiscal basis.

INTERLAND, INC.
Notes to Consolidated Financial Statements — Continued
(Unaudited)

Revenue recognition — Revenues from continuing operations are primarily generated from shared and dedicated hosting, e-commerce services, applications hosting and domain name registrations. Revenues are recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to 24 months and often require payment in advance. Prepaid fees, including set-up fees for hosting services, are deferred and recognized ratably over the customers’ expected service period. Deferred revenues represent the liability for advance billings to customers for services not yet provided.

Basic and diluted income (loss) per share — Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding when their effect is dilutive. Potential common shares result from the assumed exercise of outstanding stock options and warrants. Other than for the three months ended May 31, 2002 (which had net income and thus included the effects of dilutive securities), there is no difference between basic and diluted EPS in the periods presented since the net loss position causes these options and warrants to be antidilutive.

In addition to net income (loss) per share, the Company has also reported per share amounts on the separate income statement components required by Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

Recently issued accounting standards — In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets’ useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company will be required to adopt this statement no later than September 1, 2002. The Company is currently analyzing the impact the adoption of this pronouncement may have on its consolidated financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after Dec 15, 2001. This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142. Under SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30. The Company will be required to adopt this statement no later than September 1, 2002. The Company is currently analyzing the impact the adoption of this pronouncement may have on its consolidated financial position, results of operations, or cash flows.

3. Discontinued Operations

The Company has discontinued the operations of its PC Systems and SpecTek business segments. These segments are accounted for as discontinued operations in accordance with APB No. 30.

Operating results for the discontinued operations are reported, net of tax, under “Loss from discontinued operations, net of tax” on the accompanying consolidated Statements of Operations. In addition, the loss for the disposal of the discontinued operations has also been recorded, net of tax, under “Loss on disposal of discontinued operations” on the accompanying consolidated Statements of Operations.

For financial reporting purposes, cash flows from the discontinued operations are stated separately on the accompanying consolidated Statements of Cash Flows, under “Net cash used in discontinued operations.”

INTERLAND, INC.
Notes to Consolidated Financial Statements — Continued
(Unaudited)

PC Systems

On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC (“GTG PC”), an affiliate of the Gores Technology Group. Under the terms of the agreement, GTG PC received assets, which included $76.5 million in cash, and assumed specified liabilities of the PC Systems business. For the year ended August 31, 2001, the loss on disposal was $212.2 million. Included in the loss on disposal was employee termination costs of approximately $15.4 million, of which $0.0 million and $0.3 million is included in the accompanying consolidated Balance Sheets under “Accrued liabilities” at May 31, 2002 and August 31, 2001, respectively. During the third quarter ended May 31, 2002, the Company resolved disputed obligations with GTG PC related to amounts that GTG PC claimed were owed by Interland less amounts Interland claimed were owed by GTG PC. These claims relate to funds collected, transferred and paid by each company subsequent to the close of the purchase. The net amount of the obligations settled with GTG PC during the third quarter was $3.9 million. Additionally, the Company wrote down certain sales tax receivable balances to their net realizable value resulting in an additional charge to discontinued operations expense of $0.7 million. The total loss on disposal of discontinued operations during the third quarter amounted to $4.6 million and is included in the accompanying consolidated Statement of Operations under “Loss on disposal of discontinued operations.”

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

SpecTek

The Company has discontinued the operations of its SpecTek business segment, which is accounted for as discontinued operations in accordance with APB No. 30. Pursuant to the Amended and Restated Component Recovery Agreement (as amended, the “Component Recovery Agreement”), dated effective September 2, 1999, Micron Technology, Inc. (“MTI”) exercised its rights to purchase the assets of the SpecTek business. On March 22, 2001, the Company entered into a Purchase Agreement (the “Purchase Agreement”) to sell all assets primarily used by SpecTek and certain land, buildings and intellectual property to MTI. Pursuant to the terms of the Purchase Agreement, the Company transferred the land, buildings and intellectual property to MTI on March 22, 2001, and received $18 million of cash in excess of the historical cost from MTI. This amount has been recorded, net of tax, as an increase in additional capital. In addition, MTI agreed to pay the Company for the March 1, 2001 net book value of the assets used by SpecTek, less any outstanding intercompany payables. The proceeds from this transaction, net of intercompany payables, were approximately $39.6 million, not including certain land, buildings and intellectual property. Pursuant to the Purchase Agreement, the assets used by SpecTek were transferred to MTI on April 5, 2001.

Summarized below are the operating results for the PC Systems and SpecTek businesses, which are included in the accompanying consolidated Statements of Operations under “Loss from discontinued operations, net of tax.”

INTERLAND, INC.
Notes to Consolidated Financial Statements — Continued
(Unaudited)

	For the quarter ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2002	2001	2002	2001

(in thousands)
Net sales	$—	$162,564	$—	$851,127

Loss before income taxes	—	—		(2,239)
Income tax benefit	—	—	—	455

Loss from discontinued operations, net of tax	—	—	—	(1,784)
Loss on disposal of discontinued operations, net of tax	(4,562)	(31,442)	(4,562)	(178,942)

Loss from discontinued operations, net of tax	$(4,562)	$(31,442)	$(4,562)	$(180,726)

4. Merger and Integration Costs

During the fourth quarter of fiscal year 2001, the Company approved and implemented a restructuring program in connection with its acquisition of Interland-Georgia. The restructuring plan provides for the consolidation of the Company’s operations and elimination of duplicative facilities. The Company expects to substantially complete merger and integration activities by August 31, 2002. Accordingly, during 2001, the Company recorded a charge of approximately $110.3 million related to employee termination benefits, facility closure costs, asset disposals and other exit costs which the Company has recorded in operating expenses.

The liability related to this restructuring program was $9.6 million and $12.5 million at May 31, 2002 and August 31, 2001, respectively. The Company expects to pay these liabilities by the end of fiscal year 2004. The following schedule reflects the changes in the accrual for the nine months ended May 31, 2002:

			Employee
	Lease		termination
(In thousands)	abandonments	Other exit costs	benefits	Total

Balance at August 31, 2001	$8,721	$3,528	$229	$12,478
Cash paid	(1,202)	(487)	(229)	(1,918)
Other adjustments	(668)	(318)	—	(986)

Balance at May 31, 2002	$6,851	$2,723	$—	$9,574

The lease abandonment charge represents future lease payments for data centers and office facilities being exited. The other exit costs represent termination penalties for bandwidth and data connectivity contracts. During the third quarter, the Company settled a disputed tenant improvement allowance with the landlord of an exited facility. In connection with this settlement, the Company is no longer responsible for paying approximately $0.7 million of the remaining lease payments required over the remaining lease term, which was originally accrued in the above restructuring charge. Accordingly, the lease abandonment accrual was reduced by $0.7 million during the quarter as reflected in the above table in “Other adjustments.” In connection with the sale of the consumer dial-up accounts to SolutionPro, Inc. in the second quarter of 2002, the Company assigned and transferred certain data connectivity contracts to SolutionPro, which released the Company from future termination penalties that had previously been accrued during the restructuring program. As such, the Company reversed approximately $0.3 million of the accrual for these termination penalties for which it is no longer obligated to pay. The amount of the adjustment is included in the above table as “Other adjustments.” The Company incurred additional costs included in “Merger and integration costs” totaling $0.1 million and $6.9 million for the quarter and for the nine month period ended May 31, 2002 for financial advisory services, legal, accounting, relocation, employee stay bonuses and other direct expenses related to the Interland-Georgia acquisition, net of the $1.0 million reversals noted above. Included in the third quarter charge was approximately $0.3 million of employee severance and termination benefits and $0.5 million of relocation and professional services, offset by the above third quarter adjustment of $0.7 million.

INTERLAND, INC.
Notes to Consolidated Financial Statements — Continued
(Unaudited)

5. Acquisitions

In October 2001, January 2002 and May 2002, the Company acquired the small business-focused shared and dedicated Web hosting customer accounts of Interliant, Inc., AT&T, and Burlee Networks LLC, respectively, resulting in the recognition of approximately $24.8 million of acquired intangible assets. The final purchase price of these account acquisitions is contingent upon certain revenue thresholds earned over a future period of time, and accordingly, the final purchase price for these acquisitions is subject to change. These intangible assets are being amortized over a three-year useful life.

On February 8, 2002, the Company acquired 100 percent of the outstanding common shares of CommuniTech.Net, Inc. by issuing 5,375,000 shares of the Company’s common stock in exchange for all shares of CommuniTech.Net common stock. The value of the common shares issued was determined based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced on February 8, 2002. The results of CommuniTech.Net’s operations have been included in the consolidated financial statements since the date of acquisition. CommuniTech.Net is a Kansas City, Missouri-based Web and applications hosting company serving small and medium-sized businesses. The aggregate purchase price was $11.0 million, including equity issued with a value of $10.8 million and estimated direct acquisition costs of $0.2 million.

In connection with the acquisition of CommuniTech.Net, the Company holds two notes receivable with balances totaling $2.7 million at May 31, 2002 from a seller of CommuniTech.Net. These notes, which bear interest at the rate of 5% per annum, mature on February 8, 2004 with interest only payments due quarterly. The loans are collateralized by 2.7 million shares of the Company’s common stock owned by the note holder. The receivable is shown on the balance sheet as a reduction in equity.

The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is still being finalized and is subject to adjustment.

Fair Value

(In thousands)

Current assets	$502
Property and equipment	3,487
Amortizable intangible assets Core technology	360
Trademarks	210
Other intangible assets	514
Customer relationships	4,800
Goodwill	4,698
Current liabilities	(3,565)

Net assets acquired	$11,006

On May 3, 2002, the Company acquired 100 percent of the outstanding common shares of Dialtone Internet, Inc. by paying $15.7 million in exchange for all shares of Dialtone Internet’s common stock. The results of Dialtone Internet’s operations have been included in the consolidated financial statements since the date of acquisition. Dialtone Internet is a Ft. Lauderdale, Florida-based Web and applications dedicated hosting company serving small and medium-sized businesses. The aggregate purchase price was $15.8 million, including estimated direct acquisition costs of $.05 million.

INTERLAND, INC.
Notes to Consolidated Financial Statements — Continued
(Unaudited)

The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is still being finalized and is subject to adjustment.

Fair Value

(In thousands)

Current assets	$1,049
Property and equipment	3,630
Amortizable intangible assets
Core technology	120
Trademarks	290
Other intangible assets	88
Customer relationships	6,800
Goodwill	6,716
Other assets	72
Current liabilities	(2,410)
Long-term liabilities	(571)

Net assets acquired	$15,784

6. Acquired Intangibles and Goodwill

In June 2001, the Financial Accounting Standards Board issued FAS No. 141 “Business Combinations” (“FAS 141”) and FAS No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

The Company adopted FAS 141 and 142 effective September 1, 2001. Upon adoption of FAS 142, the Company no longer amortizes goodwill. The following table reflects net income (loss) adjusted to exclude amortization expense recognized in the periods presented related to goodwill:

	For the quarter ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2002	2001	2002	2001

(In thousands)

Net income (loss) from continuing operations as reported	$52,362	$(9,112)	$13,988	$(27,194)
Add back goodwill amortization	—	1,540	—	5,102

Adjusted net income (loss) from continuing operations:	$52,362	$(7,572)	$13,988	$(22,092)

Basic income (loss) per share
Continuing operations as reported	0.38	(0.09)	0.10	(0.28)
Goodwill amortization	—	0.02	—	0.05

Adjusted basic income (loss) per share from continuing operations:	$0.38	$(0.07)	$0.10	$(0.23)

Diluted income (loss) per share
Continuing operations as reported	0.38	(0.09)	0.10	(0.28)
Goodwill amortization	—	0.02	—	0.05

Adjusted diluted income (loss) per share from continuing operations:	$0.38	$(0.07)	$0.10	$(0.23)

INTERLAND, INC.
Notes to Consolidated Financial Statements — Continued
(Unaudited)

In accordance with the requirements of FAS 142, the Company has performed the first of the required impairment tests of goodwill existing as of September 1, 2001 and has determined that goodwill is not impaired.

The changes in the carrying amount of goodwill for the nine months ended May 31, 2002, are as follows:

Balance as of August 31, 2001:	$104,406
Goodwill acquired	11,414
Other adjustments	(1,516)

Balance as of May 31, 2002:	$114,304

In connection with the Interland-Georgia acquisition, the Company accrued liabilities related to abandoned leases and estimated contract termination fees. During the second quarter, the Company settled obligations with three vendors resulting in a net increase to goodwill of $0.3 million. During the third quarter, the Company sub-leased a portion of the abandoned facility through the end of the lease term resulting in a reduction to the accrued liability and goodwill in the amount of $0.4 million. Additionally, the Company received a waiver and release from a vendor which released the Company from its obligations under a terminated contract and as a result, the Company reversed $1.4 million of liabilities previously accrued related to this contract. These adjustments to goodwill are reflected in the above table in “Other adjustments.”

The following table summarizes intangible assets by asset class and related accumulated amortization as required by FAS 142:

	As of May 31, 2002		As of August 31,2002
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

(In Thousands)

Amortizable intangible assets:
Core technology	$12,480	$2,046	$12,000	$200
Customer account acquisitions	24,792	3,252	—	—
Trademarks	5,400	615	4,900	58
Other intangible assets	1,161	314	600	26

Total	$43,833	$6,227	$17,500	$284

Unamortizable intangible assets:	$11,600

Aggregate amortization expense:
For the three and nine months ended May 31, 2002	$2,807	$5,975

Estimated amortization expense:
For the year ended August 31, 2002		9,121
For the year ended August 31, 2003		12,934
For the year ended August 31, 2004		12,677
For the year ended August 31, 2005		7,072
For the year ended August 31, 2006		2,909

INTERLAND, INC.
Notes to Consolidated Financial Statements — Continued
(Unaudited)

All intangible assets are amortized on a straight line basis over a weighted average of 4 years. Core technology is amortized over a weighted average of 5 years, trademarks are amortized over a weighted average of 7 years and all other intangible assets are amortized on a weighted average of 3 years.

7. Accrued Expenses

	May 31, 2002	August 31, 2001

(In thousands)

Accrued payroll and related liabilities	$5,431	$7,694
Taxes payable	617	559
Accrued restructuring liabilities	9,574	12,478
Acquisition related liabilities	9,392	8,837
Accrued lease payments	1,139	3,398
Accrued legal liabilities	1,263	3,153
Accrued professional fees	51	2,070
Accrued discontinued operations settlement	3,796	—
Other	4,242	19,487

	$35,505	$57,676

8. Loss on Sale of Connectivity Accounts

On January 31, 2002, the Company entered into an agreement to sell substantially all of its Boise-based consumer dial-up accounts and certain data center assets to SolutionPro, Inc. The sale resulted in a net loss of $1.0 million, which is reported in the Statement of Operations for the nine months ended May 31, 2002, under “Other expense (income), net.” The sale of these accounts is not expected to have a substantial impact on operating income and cash flows.

9. Contingencies

Interland is defending a contract dispute lawsuit filed on October 2, 2001, in Dallas County, Texas Court seeking damages of approximately $2.1 million for goods purchased by our PC Systems business. The Company removed the case to federal court, and counterclaimed for legal fees owed by the plaintiff for legal fees they had agreed to indemnify the Company for that were incurred on an unrelated patent lawsuit. These legal fees amounted to approximately $1.3 million. This claim is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, or possible loss that may ultimately be connected with the matter. A Tolling and Dispute Resolution Agreement was entered between the parties on January 21, 2002, in Dallas County, Texas, and the lawsuit was dismissed on February 22, 2002. In connection with the Tolling and Dispute Resolution Agreement the Company paid $700,000 to the plaintiff. The parties are working on a designated meeting place to negotiate final resolution, subject to an arbitration requirement if a negotiated settlement cannot be reached. This potential liability remains with Interland even though it sold the PC Systems business.

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

     The Company is defending an employee class action lawsuit claim filed in the U.S. District Court for Idaho. The case involves alleged violations of the Fair Labor Standards Act, particularly failures to pay non-exempt employees overtime for hours worked in excess of 40 in a week as well as other alleged violations of the FLSA and state wage and hour laws. No class has been certified in the case. The case is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, possible loss or

INTERLAND, INC.
Notes to Consolidated Financial Statements — Continued
(Unaudited)

range of loss that may ultimately be connected with the matter. A fact-finding mediation session was conducted on June 28, 2002, and discovery is proceeding. This potential liability remains with Interland even though it sold the PC Systems business.

The Company is party to various other legal actions arising in the normal course of business, none of which is expected to have a material adverse effect on its business, financial position, results of operations and cash flows.

10. Common Stock and Related Matters

During the second quarter ended February 28, 2002, the Micron Technology Foundation, which beneficially owned approximately 43% of the Company’s common stock, sold all of the approximately 58.6 million shares of the Company’s common stock to institutional investors, together with the Company and four of its directors. The Company re-purchased approximately 5.8 million shares of common stock from the Foundation at an aggregate cost of $7.3 million.

11. Operating Segment Information

The Company’s business activities are represented by a single industry segment, web site and applications hosting.

12. Income Taxes

On March 9, 2002, the US Government passed an economic stimulus package entitled the “Job Creation and Worker Assistance Act of 2002.” This law contains a business provision that temporarily extends the general tax NOL carryback period to five years. The five-year carryback period is available for tax losses occurring in 2001 and 2002. During the third quarter, the Company filed an application for refund in conjunction with its 2001 income tax return under the provisions of the new tax law, and the benefit of $64.2 million reflects the results of the NOL carryback. The tax refund is included in the accompanying consolidated Statement of Operations under “Income tax benefit” from continuing operations at May 31, 2002. The company has set up a full valuation allowance with respect to the current year’s losses.

The effective income tax rate from continuing operations was approximately 34% and 32% for the quarter and nine months ended May 31, 2001. The rate principally reflects the federal statutory rate, net of the effect of state taxes, tax-exempt securities and non-deductible goodwill amortization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding Interland’s expectations of the Company’s future liquidity needs, its expectations regarding future business and financial results, its expectations regarding its future operating results including its planned increase in its revenues levels and the actions the Company expects to take in order to maintain its existing customers and expand its operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to it as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Certain Factors” below and in the Company’s other filings with the Securities and Exchange Commission.

All quarterly references are to the Company’s fiscal periods ended May 31, 2002 or May 31, 2001, unless otherwise indicated. All annual references are also on a fiscal basis, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

Overview

Interland is a leading Web hosting company offering a broad range of business-class hosting products and services, including shared and dedicated hosting services, electronic commerce and other applications hosting services, and other Web hosting-related products and services. Historically, the Company had provided a variety of computer products and related services through its PC Systems, SpecTek, and Web hosting business segments. During fiscal 2001, the Company discontinued its PC Systems business, its computer manufacturing business, and SpecTek, its memory products business. See the note entitled “Discontinued Operations” to the accompanying consolidated financial statements. Following the disposition of these business segments, the Company has become a Web hosting company.

The Company was originally established on April 7, 1995, as Micron Electronics, Inc., through the merger of three businesses: Micron Computer, Inc., Micron Custom Manufacturing Services, Inc., and ZEOS International, LTD. The Web hosting business, the Company’s continuing operation, was developed through the acquisition and integration of seven companies and three customer account acquisitions between 1999 and 2002.

•	On August 2, 1999, the Company acquired 100% of the outstanding stock of NetLimited, Inc. d.b.a. “HostPro,” a Web and applications hosting provider.
•	On September 2, 1999, the Company acquired the property and equipment of Micron Internet Services, formerly a division of Micron Technology, a provider of dedicated, nationwide dial-up and broadband Internet access, virtual private network solutions and e-commerce services.
•	On December 14, 1999, the Company acquired LightRealm, Inc., a Kirkland, Washington-based Web and applications hosting and Internet access company serving small- and medium-sized businesses.
•	On March 16, 2000, the Company acquired Worldwide Internet Publishing Corporation, a Boca-Raton, Florida-based Web hosting company that also served small- and medium-sized businesses.
•	On August 6, 2001, the Company acquired Interland, Inc. (“Interland-Georgia”), an Atlanta, Georgia-based provider of a broad range of Web hosting, applications hosting and other related Web-based business solutions specifically designed to meet the needs of small- and medium-sized businesses. In connection with the acquisition of Interland-Georgia, Micron Electronics, Inc., changed its name to Interland, Inc., and its trading symbol to “INLD.” On November 30, 2001, Interland-Georgia was merged into the Company.
•	On October 26, 2001, the Company acquired the small business-focused shared and unmanaged dedicated retail Web hosting accounts of Interliant, Inc.
•	On January 14, 2002, the Company acquired the small business-focused shared and dedicated Web hosting accounts of AT&T relating to AT&T Small Business Hosting Service and Business Ready Dedicated Hosting Services.
•	On February 8, 2002, the Company acquired CommuniTech.Net, Inc., a Kansas City, Missouri-based Web hosting company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	On May 3, 2002, the Company acquired Dialtone Internet, Inc., a Ft. Lauderdale, Florida-based dedicated Web hosting company.

•	On May 23, 2002, the Company acquired the small business-focused shared and unmanaged dedicated retail Web hosting accounts of Burlee Networks LLC.

The Company’s principal executive offices are located in Atlanta, Georgia.

The Company intends to invest in sales and marketing to expand its customer base and to develop new sales channels and relationships. A component of the Company’s strategy is to achieve increased incremental margins by more fully utilizing its existing infrastructure to accommodate additional customers. The Company’s future success is dependent upon its ability to achieve positive cash flow prior to depletion of cash resources and its ability to raise funds, if needed. While management currently believes that the Company has adequate resources to maintain planned operations for at least one year from the balance sheet date, they cannot assure you that the Company will be cash flow positive in the future under its current Web and applications hosting model or that adequate funding will be available to allow it to continue operations subsequent to the one-year time period. The Company does not expect to generate positive cash flows from ongoing operations until the end of the forth quarter of fiscal 2002. The Company’s current financial forecast indicates that there are sufficient cash resources on hand until the Company reaches positive cash flows from continuing operations.

Interland’s business is rapidly evolving and has a limited operating history. As a result, the Company believes that period-to-period comparisons of its revenues and operating results, including its cost of revenues and other operating expenses as a percentage of total revenue, are not meaningful and should not be relied upon as indicators of future performance. The Company does not believe that its historical growth rates are an indication of future results.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Changes to these judgments and estimates could adversely affect the Company’s future results of operations and cash flows.

•	Valuation of Accounts Receivable. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of our customers. Significant portions of customer payments are made by credit cards. Each month management reviews historical charge-back and cancellation patterns and records an allowance based on historical results as well as management judgment. Additionally, each month management reviews the aged receivables balance and records an allowance for uncollectible accounts based on the age of the outstanding receivable balances, trends in outstanding balances and management judgment. As a result of these analyses, we believe the current allowance is adequate to cover any bad debts as of the date of the balance sheet. Actual results differing from this estimate could have a material impact on our results of operations and cash flows.

•	Property, Plant and Equipment. We utilize significant amounts of property, plant and equipment in providing service to our customers. We utilize straight-line depreciation for property and equipment over our estimate of their useful lives. Changes in technology or changes in the intended use of property, plant and equipment may cause the estimated period of use or the value of these assets to change. We perform an annual analysis to confirm the appropriateness of estimated economic useful

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

lives for each category of current property, plant, and equipment. Additionally, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting depreciable lives and testing for recoverability require management judgment.

•	Goodwill and Intangible Assets. We periodically evaluate goodwill and intangible assets for potential impairment indicators. If impairment exists, we measure the impairment through the use of discounted cash flows. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational considerations. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired. Goodwill is no longer amortized, but instead is subject to impairment tests at least annually. Other intangible assets are amortized over our estimate of their period of benefit.

•	Contingencies. We are subject to proceedings, lawsuits and other claims related to class action lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary to assess any contingencies. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

•	Discontinued Operations. In connection with the 2001 sale and discontinuance of our operations related to our PC Systems and SpecTek businesses, we recorded an estimate of all retained liabilities. This amount is subject to final determination with the purchaser, which could result in a revision in the estimated loss on disposal of discontinued operations. Actual results differing from our estimates related to our discontinued operations could have a material impact on our financial position and liquidity and require additional losses from discontinued operations.

•	Restructuring and Acquisition Related Liabilities. We have remaining reserves related to our restructuring program approved and implemented in the fourth quarter of fiscal year 2001 in connection with our acquisition of Interland-Georgia. These remaining liabilities represent our estimate of future lease payments for data centers and office facilities being exited that cannot be recovered through subleases and termination penalties for bandwidth and data connectivity contracts we are no longer utilizing.

Results Of Continuing Operations

The Company’s consolidated financial information presents the net effect of discontinued operations separate from the results of the Company’s continuing operations. The Company’s financial results reflect the results of Interland-Georgia, CommuniTech.Net and Dialtone Internet from the dates of acquisition forward. The discussion and analysis that follows generally focuses on continuing operations. The following table sets forth, for the periods indicated, items included in the Company’s consolidated Statements of Operations, stated as a percentage of revenues:

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

	For the quarter ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.6	63.1	53.4	65.5

Gross margin	50.4	36.9	46.6	34.5

Operating expenses:
Sales, marketing and technical support	46.8	61.8	51.1	64.0
General and administrative	47.7	64.4	51.4	75.1
Other expense, net	0.4	0.2	1.0	1.3
Merger and integration costs	0.4	—	8.9	—

Total operating expenses	95.3	126.4	112.4	140.4
Operating loss	(44.9)	(89.5)	(65.8)	(105.9)
Loss on investments, net	—	(13.2)	—	(0.9)
Interest income (expense), net	(0.1)	13.5	0.4	14.9

Loss from continuing operations before taxes	(45.0)	(89.2)	(65.4)	(91.9)
Income tax benefit	243.4	30.0	83.6	29.2

Net income (loss) from continuing operations	198.4%	(59.2)%	18.2%	(62.7)%

Revenues

Revenues from continuing operations are primarily generated from shared and dedicated hosting services, e-commerce services, applications hosting, domain name registration services, and other Web hosting-related products and services. Revenues are recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to 24 months and often require payments in advance. Prepaid fees, including set-up fees for hosting services, are deferred and recognized ratably over the customers’ expected service period. Deferred revenues represent the liability for advance billings to customers for services not yet provided.

	For the quarter ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2002	2001	2002	2001

(In thousands)
Hosting revenue	$24,835	$10,998	$71,110	$29,607
Other revenue	1,555	4,397	5,696	13,779

Total Revenues	$26,390	$15,395	$76,806	$43,386

Total revenues increased $11.0 million, or 71.4%, and $33.4 million, or 77.0%, respectively, for the quarter and for the nine months ended May 31, 2002 when compared to the same periods of the prior fiscal year.

Hosting revenues increased 125.8% to $24.8 million and 140.2% to $71.1 million, respectively, for the quarter and for the nine months ended May 31, 2002 when compared to the same periods from the prior fiscal year. Hosting revenues are comprised of shared and dedicated hosting services and domain name registrations. The growth in hosting revenues has been driven by new customer growth, acquisitions, and upgrading existing customers.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other revenues decreased 64.6% to $1.6 million and 58.7% to $5.7 million, respectively, for the quarter and for the nine months ended May 31, 2002 when compared to the same periods from the prior fiscal year. Other revenues are comprised of e-commerce and other applications hosting services, other Web hosting-related products and services, Internet connectivity fees and equipment sales to customers. The decrease in other revenue is due to the sale of substantially all of the consumer dial-up accounts as the Company’s strategy moved away from connectivity services and the sale of hardware. The sale of these accounts and the change in strategy is not expected to have a substantial impact on future operating income.

Cost of Revenues

Cost of revenues increased 34.7% and 44.2% to $13.1 million and $41.0 million, respectively, for the quarter and for the nine months ended May 31, 2002 from $9.7 million and $28.4 million in the same periods of the prior year. The increase in cost of revenues was primarily related to depreciation and leasing costs for data centers and equipment, telecommunications and Internet access costs, and technical personnel costs. The Company’s cost of revenues as a percentage of revenues decreased to 49.6% and 53.4% for the quarter and nine month periods ended May 31, 2002 from 63.1% and 65.5% for the same periods of the prior year. The increase in gross margin is primarily related to the growth of the Company’s core hosting revenues as well as the cost synergies attributable to the Interland-Georgia acquisition and managements restructuring plan implemented during the forth quarter of 2001. The Company anticipates that costs of revenues will continue to increase in absolute dollars, but decline as a percentage of revenues as the Company continues to grow and executes its strategy to achieve a more cost-effective scale of operations.

     Cost of revenues is mainly comprised of compensation and other expenses for data center and provisioning operations, Internet connectivity and other related telecommunications expense, and depreciation and amortization of capital and intangible assets related to data center equipment and operations.

Operating Expenses

   Sales, Marketing and Technical Support

Sales, marketing and technical support expenses increased 29.9% and 41.5% to $12.3 million and $39.3 million, respectively, for the quarter and for the nine months ended May 31, 2002 from $9.5 and $27.8 million in the same periods of the prior year. The increase in sales, marketing and technical support expenses was primarily related to increased sales and technical support personnel costs related to the acquisition of Interland-Georgia and CommuniTech.Net, outsourced telemarketing costs, and amortization of account acquisition costs.

Sales, marketing and technical support is mainly comprised of compensation costs and costs associated with technical support and marketing the Company’s products and services, and amortization of tangible and intangible assets related to sales systems and customer acquisitions. Compensation costs include salaries and related benefits, commissions and bonuses. Marketing expenses include the costs of direct mail, advertising and other mass-market programs.

   General and Administrative

General and administrative expenses increased 26.9% and 21.1% to $12.6 million and $39.5 million, respectively, for the quarter and for the nine months ended May 31, 2002 from $9.9 million and $32.6 million in the same period of the prior year. The increase in general and administrative expenses was primarily related to increased billing, accounting, information technology and other general and administrative personnel costs related to the acquisition of Interland-Georgia and CommuniTech.net, amortization of intangible assets acquired during the Interland-Georgia acquisition, bad debt expenses, consulting fees and outsourced billing and collection transition service costs on acquired accounts.

General and administrative is mainly comprised of compensation and related expenses, occupancy costs, and depreciation and amortization of capital and intangible assets related to the engineering, development and administrative functions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Merger and Integration Costs

In connection with the acquisition of Interland-Georgia in August 2001, the Company adopted a restructuring plan to close certain offices and data centers, discontinue the use and development of certain software and eliminate other redundant assets. As a result, the Company recorded a restructuring charge of $110.3 million in the fourth quarter of fiscal 2001. The liability related to this restructuring program was $9.6 million and $12.5 million at May 31, 2002 and August 31, 2001, respectively. The Company expects to pay these liabilities by the end of fiscal year 2004. For the quarter and nine months ended May 31, 2002, the Company incurred $0.1 million and $6.9 million, respectively, in additional costs related to the continuation of its merger and integration plan.

     INTEREST INCOME (EXPENSE), NET

Interest income (expense), net decreased to $(0.03) million and $0.30 million for the quarter and for the nine months ended May 31, 2002 from $2.1 million and $6.5 million for the same periods of the prior year. Interest income (expense), net consists of interest income earned on the Company’s invested cash and liquid investments, less interest expense on debt. The reduction in interest income (expense), net is primarily due to the lower levels of cash and liquid investments that were available for investment due to the sale of the PC Systems business and lower interest rates during the first nine months of fiscal 2002.

     INCOME TAX BENEFIT

On March 9, 2002, the US Government passed an economic stimulus package entitled the “Job Creation and Worker Assistance Act of 2002.” This law contains a business provision that temporarily extends the general tax NOL carryback period to five years. The five-year carryback period is available for tax losses occurring in 2001 and 2002. During the third quarter, the Company filed an application for refund in conjunction with its 2001 income tax return under the provisions of the new tax law, and the benefit of $64.2 million reflects the results of the NOL carryback. The tax refund is included in the accompanying consolidated Statement of Operations under “Income tax benefit” from continuing operations at May 31, 2002. The company has set up a full valuation allowance with respect to the current year’s losses.

The effective income tax rate from continuing operations was approximately 34% and 32% for the quarter and nine months ended May 31, 2001. The rate principally reflects the federal statutory rate, net of the effect of state taxes, tax-exempt securities and non-deductible goodwill amortization.

DISCONTINUED OPERATIONS

     PC SYSTEMS

The Company discontinued the operations of its PC Systems business segment, which was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC, (“GTG PC”) an affiliate of the Gores Technology Group. In fiscal 2001, the Company recognized an estimated loss on disposal of the PC Systems business of $212.2 million. Included in the loss on disposal are employee termination costs of approximately $15.4 million, of which $0.0 million and $0.3 million is included in the accompanying consolidated Balance Sheets under “Accrued liabilities” at May 31, 2002, and August 31, 2001, respectively.

During the third quarter ended May 31, 2002, the Company resolved disputed obligations with GTG PC related to amounts that GTG PC claimed were owed by Interland less amounts Interland claimed were owed by GTG PC. These claims relate to funds collected, transferred and paid by each company subsequent to the close of the purchase. The net amount of the obligations settled with GTG PC during the third quarter was $3.9 million. Additionally, the Company wrote down the certain sales tax receivable balances to their net realizable value resulting in an additional charge to discontinued operations expense of $0.7 million. The total loss on disposal of discontinued operations during the third quarter amounted to $4.6 million and is included in the accompanying consolidated Statement of Operations under “Loss on disposal of discontinued operations.”

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

ADJUSTED EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

The Company’s adjusted EBITDA (loss from continuing operations, excluding interest income (expense), income taxes, depreciation and amortization, as further adjusted to exclude merger and integration costs, non-cash stock compensation expense, gain/loss from sale of the Company’s connectivity accounts and loss on investments) , was a loss of $1.6 million and $16.9 million for the quarter and nine months ended May 31, 2002 compared with a loss of $7.9 and $28.0 million for the same periods of the prior year. The decrease in the adjusted EBITDA loss was primarily due to increased revenues and gross margins for the periods offset by additional sales, technical support, general and administrative personnel costs resulting from the acquisition of Interland-Georgia. Adjusted EBITDA does not represent funds available for discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. Adjusted EBITDA should not be considered as an alternative to net loss or net cash used in operating activities, but may be useful to investors as an indication of operating performance. The Company’s calculation of adjusted EBITDA may not be comparable to the computation of similarly titled measures of other companies.

Reconciliation of net income (loss) from continuing operations to adjusted EBITDA is as follows:

	For the quarter ended		For the nine months ended
	May 31,	May 31,	May 31,	May 1,
	2002	2001	2002	2001

(In thousands)
Net income (loss) from continuing operations	$52,362	$(9,112)	$13,988	$(27,194)
Depreciation and amortization	9,923	5,843	25,293	17,106
Interest (income) expense, net	25	(2,082)	(293)	(6,489)
Non-cash compensation expense	277	31	831	805
Income tax benefit	(64,242)	(4,625)	(64,242)	(12,694)
Merger and integration costs	98	—	6,869	—
Loss on sale of connectivity accounts, net	—	—	673	—
Loss on investments	—	2,037	—	419

Adjusted EBITDA	$(1,557)	$(7,908)	$(16,881)	$(28,047)

LIQUIDITY AND CAPITAL RESOURCES

On January 22, 2002, the Securities and Exchange Commission issued FR-61, Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations. The release sets forth certain views of the Commission regarding disclosure that should be considered by registrants. Disclosure matters addressed by the release are liquidity and capital resources including off-balance sheet arrangements, certain trading activities that include non-exchange traded contracts accounted for at fair value, and effects of transactions with related and certain other parties. The following table sets forth the information in a format described in the release with regard to disclosures about contractual obligations and commercial commitments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table discloses aggregate information about our contractual obligations as of August 31, 2001 and the periods in which payments are due:

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

(In thousands)
Long-term debt	$5.3	$—	$5.3	$—	$—
Operating leases	75.2	18.4	19.8	15.2	21.8
Capital leases	39.1	18.1	20.7	0.3	—

Total contractual cash obligations	$119.6	$36.5	$45.8	$15.5	$21.8

As of May 31, 2002, the Company had $172.1 million in cash and cash equivalents, investments and restricted investments. This represents a decrease of $36.0 million compared to August 31, 2001. Cash used during the nine month period includes approximately $47.2 million for operations, net of an $18.5 million tax refund during the second quarter and a $66.4 million tax refund during the third quarter, as well as $6.4 million for net deposits of temporarily restricted cash, $12.7 million for repayments of debt, $7.3 million for the re-purchase of the Company’s common stock, $10.3 million for discontinued operation liabilities, $41.5 million for capital expenditures and account acquisitions, $2.7 million for notes issued to a related party, offset by approximately $8.6 million provided by matured investment securities.

On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC, (“GTG PC”) an affiliate of the Gores Technology Group. Under the terms of the agreement, GTG PC received assets, which included $76.5 million in cash, and assumed specified liabilities of the PC Systems business. The Company retained certain liabilities, including contingent liabilities arising prior to the sale. Through May 31, 2003, or for the applicable statute of limitations with respect to taxes and government contracts, the Company is obligated to indemnify GTG PC and affiliated entities for any breaches of the representations and warranties contained in the agreement. In addition, the Company is obligated for an indefinite period of time to indemnify GTG PC and affiliated entities for any breaches in covenants. The agreement provides that the maximum aggregate liability of the Company for indemnification under the agreement is $10.0 million. Claims related to this indemnification could result in an additional cash payment by the Company to GTG PC and a corresponding increase to the loss on disposal of discontinued operations.

On July 20, 2001, the Company entered into a financing arrangement with a financial institution, under which the Company executed a $5.3 million credit agreement. The full amount of the credit facility was outstanding at May 31, 2002 bearing an interest rate of prime less 100 basis points or 3.75%. Additionally, in July 2001, the Company entered into a financing arrangement for a sale and leaseback of up to $14.6 million for certain equipment, primarily computer hardware. In January 2002, the Company repurchased certain assets from the financial institution at a total cost of $2.9 million. In connection with the repurchase, approximately $3.3 million of cash and equivalents became unrestricted lowering the total pledged amount of cash and equivalents securing the lease line to $21.6 million.

During the third quarter ended May 31, 2002, the Company’s merchant bank reduced the amount of restricted cash collateralizing the Company’s merchant banking activity by $12.5 million, bringing the total restricted collateral amount required under the merchant agreement down to $10.0 million.

Prior to the acquisition of Dialtone Inc., Dialtone entered into a $2 million line of credit with a financial institution, which bears interest at a rate of prime plus 150 basis points. In connection with the acquisition of Dialtone, Interland acquired the line of credit and as of May 31, 2002, the balance was $0.7 million bearing a weighted average interest rate of approximately 5.75%.

The Company anticipates making capital expenditures between $1.5 and $2.0 million during the fourth quarter of fiscal 2002, generally for data center, technical and customer support equipment and related software.

The Company’s strategy includes acquisitions of businesses and customers and these acquisitions may be accomplished through the issuance of shares, payment of cash or debt.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company does not expect to generate positive cash flow from ongoing operations until the end of the forth quarter of fiscal 2002. The Company expects to have adequate cash resources to fund operations for at least one year from the balance sheet date. The Company’s future success is dependent upon its ability to achieve positive cash flow prior to the depletion of cash resources and to raise funds, thereafter, if needed. Management cannot assure that the Company will be profitable in the future under its current Web and applications hosting business model or that adequate funding will be available to allow it to continue operations subsequent to the one-year time period. The Company’s current financial forecast indicates that there are sufficient cash balances on hand until the Company reaches positive cash flows from ongoing operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets’ useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company will be required to adopt this statement no later than September 1, 2002. The Company is currently analyzing the impact the adoption of this pronouncement may have on its consolidated financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after Dec 15, 2001. This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of Goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142. Under SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30. The Company will be required to adopt this statement no later than September 1, 2002. The Company is currently analyzing the impact the adoption of this pronouncement may have on its consolidated financial position, results of operations, or cash flows.

CERTAIN FACTORS

If any of the adverse events described in the following factors actually occur or Interland does not accomplish necessary events or objectives described in the factors, its business, financial condition and operating results could be materially and adversely affected, the trading price of the Company’s common stock could decline and shareholders could lose all or part of their investments. The risks and uncertainties described below are not the only risks the Company faces.

Interland has incurred losses since inception. Excluding the income tax benefit of $64.2 million, the Company has incurred net losses and losses from operations for each period from inception through the third quarter of fiscal 2002. Interland expects to generate positive free cash flow from ongoing operations by the end of fiscal 2002 (free cash flow consists of adjusted EBITDA, as defined in MD&A, less cash used for capital expenditures). Operating expenses could increase as a result of adapting network infrastructure to accommodate additional customers, increasing sales and marketing efforts, broadening customer support capabilities, unanticipated liabilities from the sale of GTG PC, integrating the Interland-Georgia, HostPro, CommuniTech.Net and Dialtone Internet businesses and expanding administrative resources in anticipation of future growth. To the extent that increased revenues do not offset increases in expenses, the Company’s results of operations and financial condition would be materially affected. Even if Interland achieves profitability and positive cash flow, it may not be able to sustain or improve those results on a quarterly or annual basis in the future.

Interland’s historical financial information will not be representative of its future results. Since the Company has sold its non-hosting businesses, its historical financial information, contained in previous filings with the Securities and Exchange Commission, is not representative of its future operating results. Including the operations of the non-hosting businesses — which are classified as discontinued operations in the Company’s financial statements — Web hosting revenues represented less than 7% and 3% of the

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company’s total revenues for fiscal 2001 and 2000, respectively. By contrast, Web hosting revenues constituted 92.6% of our total revenue in the first nine months of 2002.

Interland has a limited operating history and its business model is still evolving, which makes it difficult to evaluate its prospects. The Company’s limited operating history makes evaluating its business operations and prospects difficult. The Company’s range of service offerings has changed since its inception and its current business model is still new and developing. Because some of Interland’s services are new, the market for them is uncertain. As a result, the revenues and income potential of the Company’s business, as well as the potential benefits of the merger with Interland-Georgia and other acquisitions may be difficult to evaluate.

     Interland’s quarterly operating results may fluctuate and its future revenues and profitability are uncertain. The Company’s past operating results have been subject to fluctuations, on a quarterly and an annual basis. Interland may also experience significant fluctuations in future quarterly and annual operating results due to a wide variety of factors. Because of these fluctuations, comparisons of operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. Factors that may cause operating results to fluctuate include, but are not limited to:

•	demand for and market acceptance of the Company’s services;

•	introduction of new services or enhancements by Interland and its competitors;

•	technical difficulties or system downtime affecting the Internet generally or the Company’s hosting operations specifically;

•	the mix of services delivered by Interland, its subsidiaries or its competitors;

•	customer retention;

•	the timing and success of the Company’s advertising and marketing efforts and introductions of new services to customers and the timing and success of the marketing efforts and introductions of new services to customers of its resellers;

•	increased competition and consolidation within the Web hosting and applications hosting markets;

•	changes in the Company’s pricing policies and the pricing policies of its competitors;

•	gains or losses of key strategic relationships; and

•	other general and industry-specific economic factors.

The Company cannot provide any assurances about the extent to which it will be successful in achieving any plans to increase the size of its customer base, the amount of services it offers or the amount, if any, of increase in revenues it will experience during the next fiscal year, or beyond. In addition, relatively large portions of Interland’s expenses are fixed in the short-term, and therefore its results of operations are particularly sensitive to fluctuations in revenues. Also, if the Company was unable to continue using third-party products in its service offerings, its service development costs could increase significantly.

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

Interland’s stock price may be volatile. The price has been and is likely to continue to be highly volatile due to several factors, such as:

•	the Company’s failure to experience the benefits of the merger with Interland-Georgia as quickly as anticipated, or at all, or an increase over estimates of the costs of or operational difficulties arising from the merger;

•	the failure of the impact of the Interland-Georgia merger on the Company’s financial results to be in line with the expectations of financial analysts;

•	variations in actual and anticipated operating results;

•	changes in earnings estimates by analysts;

•	variations in actual and anticipated operating results of customers or competitors;

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	material reductions in spending by customers;

•	announcements by Interland or its competitors regarding new service introductions;

•	the volatility inherent in stock within the sectors within which the Company conducts business;

•	any subsequent terrorist acts or of any related military action;

•	general decline in economic conditions; and

•	reductions in the volume of trading in the Company’s common stock.

Interland operates in a new and evolving market with uncertain prospects for growth and may not be able to sustain growth in its customer base. The market for Web hosting and applications hosting services for small- and medium-sized businesses has only recently begun to develop and is evolving rapidly. The Company’s future growth, if any, will depend upon the willingness of small- and medium-sized businesses to outsource Web and applications hosting services, the Company’s ability to increase its average revenues per customer, and its ability to retain customers. The market for Interland’s services may not develop further, consumers may not widely adopt its services and significant numbers of businesses or organizations may not use the Internet for commerce and communication. If this market fails to develop further or develops more slowly than expected, or if the Company’s services do not achieve broader market acceptance, the Company will not be able to grow its customer base. In addition, the Company must be able to differentiate itself from its competition through its service offerings and brand recognition. These activities may be more expensive than the Company anticipates, and it may not be successful in differentiating itself, achieving market acceptance of its services or selling additional services to its existing customer base.

Interland’s business is currently experiencing steady shared hosting account gross adds each month. These results are encouraging in light of the fact that they are achieved in a difficult economic environment with moderate marketing expenditures. However, this steady performance is being offset by higher than desirable churn. Overall, the Company is experiencing industry range monthly churn rates. Churn can be broken down into three categories: Churn in the core business, acquired customer breakage during migrations and intentional culling. The Company is now nearing the end of its intentional culling of custom hosting accounts and other non-strategic revenues. As the Company gains additional experience in migrating acquired customers into its centralized platform, the level of breakage is moderating. With regard to the core churn facing any subscriber-based business, the hosting industry is generally one of mediocre service and quality. Interland has devoted a significant amount of effort since the beginning of the third quarter to improving service delivery, with impressive results. Although the Company believes that improved service delivery will lead to reduced churn, failure to execute on its service delivery strategy could result in higher than anticipated churn rates.

Interland’s target market presents substantial risks. The Company intends to concentrate on serving small- and medium-sized businesses (“SMB”). The SMB market contains many businesses that will not be successful, and are consequently at substantially greater risk for non-collectible accounts receivable, and for non-renewal. Moreover, a significant portion of this target market is highly sensitive to price, and may be lost to a low-price competitor. Because few businesses in this target market employ trained technologists, they tend to generate a high number of customer service and technical support calls. The expense of responding to these calls is considerable, and the expense is likely to increase in direct proportion to revenue, potentially limiting the scalability of the business. Additionally, if the customer becomes dissatisfied with the Company’s response to such calls, cancellation, non-payment, or non-renewal becomes more likely. Interland’s strategy for minimizing the negative aspects of its target market include:

•	continued expenditures on sales and marketing to replace failing customers;

•	capitalizing on planned efficiencies to become a profitable provider at the lowest sustainable price;

•	automating customer care and technical support to reduce the cost per call, and to minimize the time spent by Company personnel;

•	intensive training and supervision of customer care and technical support personnel to maximize customer satisfaction.

     No assurance can be given, however, that any of these measures will be successful, and the Company’s failure to manage these risks could have a material negative effect on the Company’s revenues, costs, and prospects.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

If the Company does not successfully integrate the operations and personnel of its recent acquisitions in a timely manner, this will disrupt its business and could negatively affect its operating results. The Company’s acquisitions involve risks related to the integration and management of these acquisition’s operations and personnel. Integrations are complex, time consuming and expensive processes and may disrupt the Company’s business if not completed in timely and efficient manners. The Company must operate as a combined organization utilizing common information and telecommunications systems, operating procedures, financial controls and human resources practices.

The Company may encounter substantial difficulties, costs and delays involved in integrating the operations of these companies, including:

•	potential incompatibility of business cultures;

•	perceived adverse changes in business focus;

•	potential conflicts in marketing or other important relationships;

•	potential operating inefficiencies and increased costs associated with having and integrating different information and telecommunications systems currently used by each of the acquisitions;

•	potential decline in the level of customer service and customer satisfaction; and

•	the loss of key employees and diversion of the attention of management from other ongoing business concerns.

If these integration efforts are not successful, the results of operations could be adversely affected, employee morale could decline, key employees could leave and customers could cancel existing orders or choose not to place new ones. In addition, the attention and effort devoted to these integrations will significantly divert management’s attention from other important issues, such as expansion of the combined customer base, which could negatively affect the Company’s business and operating results.

The benefits of the merger with Interland-Georgia and other acquisitions may be less than expected and the costs associated with these mergers could be higher than expected, which could harm the Company’s financial results and cause a decline in the value of its common stock. The Company has experienced cost synergies and expects to realize additional cost reduction synergies created by the merger with Interland-Georgia, CommuniTech.Net and Dialtone Inc., in areas such as integration and expansion of nationwide technical support capabilities over a larger customer base, integration of information and telecommunications systems, marketing the larger combined business, elimination of excess data center capacity and economies of scale for the combined Company’s telecommunications costs. Although the Company expects that it will continue to realize cost synergies with the mergers, it cannot guarantee that it will realize these cost synergies or state the amount of any cost synergies with any certainty. The Company expects to incur costs associated with the consolidation and integration of the companies’ services and operations. If the total costs of the mergers and related consolidations and integrations exceed estimates, or if the cost synergies of the mergers are less than expected, the Company’s financial results would suffer. Any shortfall in anticipated operating results could cause the market price of the Company’s common stock to decline. In addition, the market price of Interland’s common stock could decline significantly if it does not experience the business benefits of the mergers as quickly or in as great amounts as securities analysts expect.

The Company recorded a significant amount of goodwill related to the merger with Interland-Georgia. The Company has accounted for the acquisition of Interland-Georgia using the purchase method of accounting. Under the purchase method, the purchase price of Interland-Georgia has been allocated to the assets acquired and liabilities assumed. As a result, based upon the purchase price of $127.2 million, the Company has recorded $17.5 million of intangible assets and $102.9 million of goodwill on its balance sheet as of May 31, 2002. Goodwill will be evaluated annually for impairment and any potential impairment will affect the Company’s financial results in the future.

When the Company acquires additional companies, customer accounts or technologies, it faces risks similar to those it currently faces in connection with the merger with Interland-Georgia. As part of its strategy to grow the Web hosting business, the Company has made a number of acquisitions and investments, and it may continue to pursue acquisitions of businesses or assets that it believes are complementary to its business. The Company will be required to record material goodwill and other intangible assets in the likely event the purchase price of the acquired businesses exceeds the fair value of the net assets acquired. In the past, this has resulted in significant amortization charges, and these charges may increase as the Company continues its acquisition strategy. The acquired businesses may not achieve the revenues and earnings anticipated. If the Company acquires another company, it will likely raise the same risks, uncertainties and disruptions as discussed above with respect to its merger with Interland-Georgia. For example, the Company may not be able to successfully assimilate the additional personnel, operations, acquired technology and customer accounts

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

into its business. Furthermore, the Company may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to existing shareholders. As a result, there could be a material adverse effect on the Company’s future financial condition and results of operations. The Company cannot assure you of the timing or size of future acquisitions, or the effect future acquisitions may have on its operating results.

Interland could incur liabilities in the future relating to its PC Systems business. The Company could incur liabilities arising from the sale of the PC Systems business to GTG PC. According to the terms of the agreement with GTG PC, the Company agreed to retain liabilities relating to the operation of the PC systems business arising prior to the closing of the transaction, including liabilities for taxes, contingent liabilities and liabilities for accounts payable accrued prior to the closing. The contingent liabilities could include claims for violations of intellectual property rights, remittances of sales taxes, and employee related claims. The Company also agreed to indemnify GTG PC and its affiliates for any breach of the Company’s representations and warranties contained in the agreement for a period of two years, or for the applicable statute of limitations for matters related to taxes. This indemnification obligation is capped at $10.0 million. Except for claims for fraud or injunctive relief, this indemnity is the exclusive remedy for any breach of the Company’s representations, warranties and covenants contained in the agreement with GTG PC. Accordingly, in the future, Interland could be required to satisfy obligations not assumed by GTG PC, or to make payments to GTG PC and its affiliates in accordance with the agreement in which it sold the PC Systems business, which could adversely affect its future results of operations and cash flows.

Interland may be required to pay sales and use taxes related to its discontinued operations. During the third quarter of 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states. The Company is a party to agreements with nearly all states, which generally limit its liability, if any, for non-remittance of sales and use taxes prior to such agreements’ effective dates. The Company has previously accrued a liability for the estimated settlement cost of issues related to sales and use taxes not covered by such agreements. Although management believes the resolution of any matters relating to the non-remittance of sales or use taxes will not result in significant liabilities, there can be no assurance that there will not be an adverse effect on the Company’s business, financial position, results of operations and cash flows. This potential liability will remain with Interland even though it sold the PC Systems business.

Interland may not effectively execute its Web hosting strategy and, as a result, others may seize the market opportunity that it has identified. If Interland fails to execute its Web hosting strategy in a timely or effective manner, its competitors may be able to seize the opportunity it has identified to address the Web hosting needs of small- and medium-sized businesses. Interland’s business strategy is complex and requires that it successfully and simultaneously complete many tasks. The failure to complete any one of these may jeopardize its strategy as a whole. In order to be successful, the Company will need to:

•	market its services and build its brand name effectively;

•	provide reliable and cost-effective services that can be expanded to meet the demands of its customers;

•	develop new products and services;

•	continue to enhance the efficiency of its infrastructure to accommodate additional customers;

•	continue to expand its customer base;

•	continue to respond to competitive developments;

•	influence and respond to emerging industry standards and other changes; and • attract, retain and motivate qualified personnel.

Interland faces intense competition. The Web hosting and applications hosting markets are highly competitive. There are few substantial barriers to entry, and the Company expects that it will face additional competition from existing competitors and new market entrants in the future. The Company may not have the resources, expertise or other competitive factors to compete successfully in the future. Some of Interland’s competitors may have greater name recognition and more established relationships in the industry. As a result, these competitors may be able to:

•	develop and expand their network infrastructures and service offerings more rapidly;

•	adapt to new or emerging technologies and changes in customer requirements more quickly;

•	take advantage of acquisition and other opportunities more readily; and

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than the Company can.

In an effort to gain market share, some of Interland’s competitors have offered, and may in the future offer, Web hosting services similar to Interland at lower prices or with incentives not matched by Interland, including free start-up and domain name registration, periods of free service, low-priced Internet access or free software. In addition, some of its competitors may be able to provide customers with additional benefits, including reduced communications costs, which could reduce the overall cost of their services relative to the Company. Interland may not be able to reduce the pricing of its services or offer incentives in response to the actions of its competitors without harming its business. Because of the fierce competition in the Web hosting and applications hosting industry, the number of competitors could lead to a surplus in service providers, leading to further reductions in the prices of services. The Company also believes that the market in which it competes is likely to consolidate further in the near future, which could result in increased price and other competition that could damage its business.

Current and potential competitors in the market include Web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, computer hardware suppliers and large information technology firms that provide a wide array of information technology services. These competitors may operate in one or more of these areas and include companies such as XO Communications and Verio. In addition, large companies such as Sprint, WorldCom, Yahoo and SBC have entered or indicated their intent to enter into one of more of these markets.

Interland’s ability to successfully market its services could be substantially impaired if it is unable to deploy new Internet applications or if new Internet applications it deploys prove to be unreliable, defective or incompatible. The Company could experience difficulties that delay or prevent the successful development, introduction or marketing of Internet application services in the future. If any newly introduced Internet applications suffer from reliability, quality or compatibility problems, market acceptance of Interland’s services could be greatly hindered and its ability to attract and retain new customers could be adversely affected. New applications Interland deploys may not be free from reliability, quality or compatibility problems. If the Company incurs increased costs or is unable, for technical or other reasons, to host and manage new Internet applications or enhancements of existing applications, its ability to successfully market its services could be substantially impaired. In addition, its customers may not accept the Company’s new services or applications.

Impairment of Interland’s intellectual property rights could negatively affect its business or could allow competitors to minimize any advantage that Interland’s proprietary technology may give it. The Company relies on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in its services. At this point, Interland has no patented technology that would preclude or inhibit competitors from entering the Web hosting market that it serves. While the Company may file patent applications on particular aspects of its technology, it cannot be sure that it will receive any patents. While it is the Company’s practice to require all of its employees to enter into agreements containing non-disclosure, non-competition and non-solicitation restrictions and covenants, and while its agreements with some of its customers and suppliers include provisions prohibiting or restricting the disclosure of proprietary information, the Company cannot be sure that these contractual arrangements or the other steps it takes to protect its proprietary rights will prove sufficient to prevent illegal use of its proprietary rights or to deter independent, third-party development of similar proprietary assets.

Policing unauthorized use of products or methods of operation and fully protecting the Company’s proprietary rights is difficult, and the Company cannot guarantee that the steps it has taken to protect its proprietary rights will be adequate. In addition, effective copyright, trademark, trade secret and patent protection may not be available in every country in which the Company’s products and services are offered. Further, the Company is currently, and may in the future be, involved in legal disputes relating to the validity or alleged infringement of its, or of a third party’s, intellectual property rights. The Company expects that participants in the Web hosting market will be increasingly subject to infringement claims as the number of services and competitors in its industry segment grows. Intellectual property litigation is typically extremely costly and can be disruptive to business operations by diverting the attention and energies of management and key technical personnel. In addition, any adverse decisions could subject the Company to significant liabilities, require it to seek licenses from others, prevent it from using, licensing or selling certain of its products and services, or cause severe disruptions to its operations or the markets in which it competes, any one of which could dramatically impact its business and results of operations.

Periodically, the Company is made aware that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

its discontinued operation’s products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and has accrued a liability and charged operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report. Resolution of these claims for amounts greater than anticipated could have a material adverse effect on future results of operations and cash flows.

Interland faces risks relating to existing litigation. Interland is defending a contract dispute lawsuit filed on October 2, 2001, in Dallas County, Texas Court seeking damages of approximately $2.1 million for goods purchased by our PC Systems business. The Company removed the case to federal court, and counterclaimed for legal fees owed by the plaintiff for legal fees they had agreed to indemnify the Company for that were incurred on an unrelated patent lawsuit. These legal fees amounted to approximately $1.3 million. This claim is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, or possible loss that may ultimately be connected with the matter. A Tolling and Dispute Resolution Agreement was entered between the parties on January 21, 2002, in Dallas County, Texas, and the lawsuit was dismissed on February 22, 2002. In connection with the Tolling and Dispute Resolution Agreement the Company paid $700,000 to the plaintiff. The parties are working on a designated meeting place to negotiate final resolution, subject to an arbitration requirement if a negotiated settlement cannot be reached. This potential liability remains with Interland even though it sold the PC Systems business.

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

The Company is defending an employee class action lawsuit claim filed in the U.S. District Court for Idaho. The case involves alleged violations of the Fair Labor Standards Act, particularly failures to pay non-exempt employees overtime for hours worked in excess of 40 in a week as well as other alleged violations of the FLSA and state wage and hour laws. No class has been certified in the case. The case is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, possible loss or range of loss that may ultimately be connected with the matter. A fact-finding mediation session was conducted on June 28, 2002, and discovery is proceeding. This potential liability remains with Interland even though it sold the PC Systems business.

Interland will rely heavily on its key personnel. The future success of Interland will depend, in part, on its ability to attract and retain key management, technical and sales and marketing personnel. The Company attempts to enhance its management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. The Company experiences strong competition for such personnel in the Web hosting industry. The Company’s inability to retain employees and attract and retain sufficient additional employees, and information technology, engineering and technical support resources, could have a material adverse effect on its business, financial condition, results of operations and cash flows. The Company cannot assure you that it will not lose key personnel or that the loss of any key personnel will not have a material adverse effect on its business, financial position, results of operations and cash flows.

If the Company is unable to obtain sufficient telecommunications network capacity at reasonable costs, it may not be able to provide services at prices acceptable to its customers, thereby reducing demand for its services. The success of Interland will depend upon the capacity, reliability and security of its network infrastructure, including the capacity leased from its telecommunications network suppliers. Interland’s network currently delivers service through Cable & Wireless, McLeod, Qwest, Genuity, WorldCom, Level 3, XO Communications, Sprint, AT&T, BellSouth and Pacific Bell. Some of these suppliers are also Interland’s competitors. The Company’s operating results depend, in part, upon the pricing and availability of telecommunications network capacity from a limited number of providers. If capacity is not available as the Company’s customers’ usage increases, the Company’s network may not be able to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, the Company’s business would suffer if its network suppliers increased the prices for their services and Interland proves unable to pass along any increased costs to its customers. Any failure on the part of the Company or the part of its third-party suppliers to achieve or maintain high data transmission capacity, reliability or performance could significantly reduce customer demand for its services, damage its business reputation and increase its costs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interland depends on its reseller sales channel to market and sell many of its services. Interland does not control its resellers, and if it fails to develop or maintain good relations with resellers, it may not achieve the growth in customers and revenues that it expects. An element of the strategy for the Company’s growth is to further develop the use of third parties that resell its services. Many of these resellers are Web development or Web consulting companies that also sell Interland’s Web hosting services, but that generally do not have established customer bases to which they can market these services. The Company is not currently dependent on any one reseller to generate a significant level of business, but it has benefited from business generated by the reseller channel. Although Interland attempts to provide its resellers with incentives such as price discounts on its services that the resellers seek to resell at a profit, the failure of its services to be commercially accepted in some markets, whether as a result of a reseller’s performance or otherwise, could cause its current resellers to discontinue their relationships with us, and it may not be successful in establishing additional reseller relationships as needed.

Interland will be subject to changes in technology and industry standards. In the Web and applications hosting industry, service providers must keep pace with evolving technologies in order to offer relevant, sophisticated services on a timely basis to meet rapidly changing customer demands. The future success of Interland will depend, in part, upon its ability to offer services that incorporate leading technologies, address the increasingly sophisticated and varied needs of its current and prospective Web and applications hosting customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The market for Web hosting services is characterized by rapidly changing and unproven technologies, evolving industry standards, changes in customer needs, emerging competition and frequent introductions of new services. To be successful, the Company must continually improve the performance, features and reliability of its services, including its proprietary technologies, and modify its business strategies accordingly. Interland could also incur substantial costs if it needs to modify its services or infrastructure in order to adapt to these changes. Technological advances may have the effect of encouraging some of the Company’s current or future customers to rely on in-house personnel and equipment to furnish the services that it currently provides. Interland believes that its ability to compete successfully also depends upon the continued compatibility of its services with products offered by various vendors. Enhanced or newly developed third-party products may not be compatible with the Company’s infrastructure, and such products may not adequately address the needs of its customers. Although Interland currently intends to support emerging standards, industry standards may not be established, and, even if they are established, the Company may not be able to conform to these new standards in a timely fashion in order to maintain a competitive position in the market. The Company’s failure to conform to the prevailing standard, or the failure of a common standard to emerge, could cause it to lose customers or fail to attract new customers. In addition, products, services or technologies developed by others could render the Company’s services noncompetitive or obsolete.

Interland’s ability to attract customers is dependent on the reliable performance and growth of use of the Internet. As a Web and applications hosting company, Interland’s success will depend in large part on continued growth in the use of the Internet. The lack of continued growth in the usage of the Internet would adversely affect its business because it would not gain additional customers and its existing customers might not have any further use for its services. Internet usage and growth may be inhibited for a number of reasons, such as:

•	inadequate network infrastructure;

•	security concerns;

•	uncertainty of legal and regulatory issues concerning the use of the Internet;

•	inconsistent quality of service;

•	lack of availability of cost-effective, reliable, high-speed service; and

•	failure of Internet use to expand internationally.

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

Interland is vulnerable to system failures, which could harm its reputation, cause its customers to seek reimbursement for services and cause its customers to seek another provider for services. The Company must be able to operate the systems that manage its network around the clock without interruption. Its operations will depend upon its ability to protect its network infrastructure,

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

equipment and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. Although the Company has attempted to build redundancy into its networks, its networks are currently subject to various points of failure. For example, a problem with one of its routers (devices that move information from one computer network to another) or switches could cause an interruption in the services the Company provides to a portion of its customers. In the past, the Company has experienced periodic interruptions in service. In addition, failure of any of its telecommunications providers to provide the data communications capacity that the Company requires, as a result of human error, a natural disaster or other operational disruption, could result in interruptions in services. Future interruptions could:

•	cause customers or end users to seek damages for losses incurred;

•	require the Company to replace existing equipment or add redundant facilities;

•	damage the Company’s reputation for reliable service;

•	cause existing customers to cancel their contracts; or

•	make it more difficult for the Company to attract new customers.

Interland’s data centers and networks may be vulnerable to security breaches. A significant barrier to electronic commerce and communications is the need for secure transmission of confidential information over public networks. Some of the Company’s services rely on security technology licensed from third parties that provides the encryption and authentication necessary to effect the secure transmission of confidential information. Despite the design and implementation of a variety of network security measures by the Company, unauthorized access, computer viruses, accidental or intentional actions and other disruptions could occur. In the past, the Company has experienced, and in the future it may experience, delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. In addition, inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information, such as credit card and bank account numbers stored in the Company’s computer systems. These security problems could result in the Company’s liability and could also cause the loss of existing and potential customers. In addition, third parties could interfere with the operation of customers’ Web sites through intentional attacks including causing an overload of traffic to these Web sites.

Although the Company intends to continue to implement industry-standard security measures, third parties may be able to overcome any measures that it implements. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive and the efforts to address such problems could result in interruptions, delays or cessation of service to customers, and harm the Company’s reputation and growth. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet, especially as a means of conducting commercial transactions.

Disruption of Interland’s services caused by unknown software defects could harm its business and reputation. The Company’s service offerings depend on complex software, including proprietary software tools and software licensed from third parties. Complex software often contains defects, particularly when first introduced or when new versions are released. The Company may not discover software defects that affect its new or current services or enhancements until after they are deployed. Although Interland has not experienced any material software defects to date, it is possible that defects may occur in the software. These defects could cause service interruptions, which could damage its reputation or increase its service costs, cause it to lose revenue, delay market acceptance or divert its development resources.

Providing services to customers with critical Web sites and Web-based applications could potentially expose Interland to lawsuits for customers’ lost profits or other damages. Because the Company’s Web hosting and applications hosting services are critical to many of its customers’ businesses, any significant interruption in those services could result in lost profits or other indirect or consequential damages to its customers as well as negative publicity and additional expenditures for it to correct the problem. Although the standard terms and conditions of the Company’s customer contracts disclaim liability for any such damages, a customer could still bring a lawsuit against it claiming lost profits or other consequential damages as the result of a service interruption or other Web site or application problems that the customer may ascribe to it. A court might not enforce any limitations on its liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations even if the Company believes it would have meritorious defenses to any such claims. In such cases, it could be liable for substantial damage awards. Such damage awards might exceed its liability insurance by significant amounts, which would seriously harm its business and financial condition and liquidity.

Interland could face liability for information distributed through its network. The law relating to the liability of online services companies for information carried on or distributed through their networks is currently unsettled. Online services companies could be subject to claims under both United States and foreign law for defamation, negligence, copyright or trademark infringement, violation

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

of securities laws or other theories based on the nature and content of the materials distributed through their networks. Several private lawsuits seeking to impose such liability upon other entities are currently pending against other companies. In addition, organizations and individuals have sent unsolicited commercial e-mails from servers hosted by service providers to massive numbers of people, typically to advertise products or services. This practice, known as “spamming,” can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. The Company may, in the future, receive letters from recipients of information transmitted by its customers objecting to such transmission. Although the Company prohibits its customers by contract from spamming, it cannot assure you that its customers will not engage in this practice, which could subject it to claims for damages.

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

Interland’s business may be impacted by government regulation and legal uncertainties. Only a small body of laws and regulations currently applies specifically to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, however, laws and regulations with respect to the Internet may be adopted at federal, state and local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. The Company cannot fully predict the nature of future legislation and the manner in which government authorities may interpret and enforce. As a result, Interland and its customers could be subject to potential liability under future legislation, which in turn could have a material adverse effect on the Company’s business. For example, if legislation were adopted in the U.S. or internationally that makes transacting business over the Internet less favorable or otherwise curtails the growth of the Internet, the Company’s business would suffer. The adoption of any such laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for the Company’s services or increase the cost of doing business or in some other manner harm its business.

In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. These laws generally pre-date the advent of the Internet and related technologies and, as a result, do not consider or address the unique issues of the Internet and related technologies. Changes to laws intended to address these issues could create uncertainty in the marketplace that could reduce demand for the Company’s services or increase the cost of doing business as a result of costs of litigation or increased service delivery costs, or could in some other manner have a material adverse effect on its business.

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

Interland’s international operations are subject to risks. The Company derived approximately 8.0% and 8.4% of its sales from customers residing outside of the United States for the quarter and for the nine months ended May 31, 2002. International business is subject to a number of special risks, including:

•	different regulatory requirements;

•	different privacy, censorship and liability standards and regulations;

•	less protective intellectual property laws;

•	different technology standards;

•	unexpected changes in, or imposition of, regulatory requirements;

•	tariffs and other barriers and restrictions;

•	general geopolitical risks such as political and economic instability;

•	hostilities among countries and changes in diplomatic and trade relationships; and

•	other factors beyond the control of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Substantial future sales of shares by shareholders could negatively affect Interland’s stock price. If Interland’s shareholders sell substantial amounts of the Company’s common stock in the public market, the market price of the Company’s common stock could decline. Under a shareholder agreement, Mr. Joel Kocher, the Company’s Chairman of the Board and Chief Executive Officer, and some Interland-Georgia shareholders agreed not to sell their shares of Interland common stock, representing approximately 12% of the Company’s outstanding common stock through May 6, 2002. These shares, which were subject to the agreement, are now available for resale. Additionally, Micron Technology Foundation, which beneficially owned approximately 43% of our outstanding common stock at the time of the Interland-Georgia transaction, also agreed not to sell our shares through May 6, 2002, subject to limited exceptions. The parties who purchased the shares held by the Foundation agreed to observe the same restrictions. These shareholders have the right to require the Company to register their shares for sale pursuant to an existing registration rights agreement. After February 6, 2003, the shares purchased from the Foundation will also be eligible for resale on the public markets without registration, subject to volume limitations and holding period requirements imposed by Rule 144 of the Securities Act.

Item 3.  Quantitative and Qualitative About Market Risk

Substantially all of the Company’s cash equivalents, liquid investments and a majority of its debt are at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of May 31, 2002, approximately 0% of the Company’s liquid investments mature within three months and 79% mature within one year. As of May 31, 2002, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values and has the ability and intent to hold these instruments to maturity. As a result, management believes that the market risk arising from its holding of financial instruments is minimal.

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     (a)  At the Annual Meeting of Shareholders on April 24, 2002, the shareholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized shares of common stock to 210,000,000.

     (b)  Not applicable.

Item 3. Defaults Upon Senior Securities

     (a)  Not applicable.

     (b)  Not applicable.

Item 4. Submission of Matters to a Vote of Security holders

     During the period covered by this report, the Company filed with the Securities and Exchange and delivered to its stockholders the Company’s Proxy Statement for Annual Meeting of Shareholders to be held on April 24, 2002 (the “Proxy Statement”).

     (a)  The Company’s Annual Meeting of Shareholders was held on April 24, 2002.

     (b)  There was no election of directors at the meeting.

     (c)  With respect to each matter (as more fully described in the Proxy Statement) voted upon at the meeting, the inspector of election tabulated the following votes:

(i)	Approval of 2002 Equity Incentive Plan

For	Against	Abstentions and

		Broker Non-Votes

79,093,456	4,964,742	280,131

(ii)	Amendment to the Articles of Incorporation to Increase the Number of Authorized Shares of Common Stock to 210,000,000

For	Against	Abstentions and

		Broker Non-Votes

81,841,009	2,241,736	254,584

(d)	There was no solicitation subject to Rule 14a-11 of Regulation 14A under the Securities Exchange Act of 1934.

Item 5. Other Information

     None.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (A)  Exhibits:

Exhibit Description

2.07(1)(2)	Agreement and Plan of Merger dated as of May 3, 2002, by and between Dialtone Inc., Jaguarcub Acquisition Corporation, Dialtone Stockholders’ Representative, Inc., and Interland, Inc.
3.01(1)	Unofficial Restated Articles of Incorporation of Registrant (as amended through April 24, 2002)
3.02(1)	Unofficial Restated Bylaws of the Registrant, (as amended through August 6, 2001)
10.111(1)	Stock Repurchase Agreement dated as of November 12, 2001 by and between Ken Gavranovic and Interland, Inc.
10.112(1)	Amendment to Stock Rights Agreement dated as of March 28, 2002 by and among

     (1)  Filed herewith.

     (2)  Schedules and exhibits have been omitted from this exhibit. A list of omitted schedules and exhibits is set forth immediately following the table of contents of the exhibit. Copies will be provided to the Commission upon request.

     (B)  Reports on Form 8-K.

None.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interland, Inc. (Registrant)

Dated: July 15, 2002	/s/ David A. Buckel David A. Buckel, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)