Form 10-Q/A
period 2001-11-30
INTERLAND INC /MN/
filed 2002-11-12
CIK 854460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001

COMMISSION FILE NUMBER: 0-17932

INTERLAND, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MINNESOTA	41-1404301
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

303 PEACHTREE CENTER AVENUE, SUITE 500, ATLANTA, GA 30303
(ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

(404) 720-8301
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
COMMON STOCK, PAR VALUE $.01 PER SHARE
REGISTERED ON THE NASDAQ NATIONAL MARKET

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

The number of outstanding shares of the registrant’s Common Stock on December 31, 2001 was 137,581,087.

EXPLANATORY NOTE

We are filing this amendment to Form 10-Q to (1) adjust the consolidated financial statements (as more fully discussed in Note 11) to restate the Company’s 2002 financial statements for an inadvertent error regarding the calculation of deferred revenue which resulted in adjustments to revenue and deferred revenue, and the Company’s intangible asset balance (related to a corresponding understatement of deferred revenue assumed during one of the Company’s account acquisitions) (2) to separately present the provision for bad debt expense as a separate line item on the Statements of Operations, and (3) to amend in Item 2 the EBITDA disclosure to eliminate adjustments presented in the previous filing.

All of the information in this Form 10-Q/A is as of January 14, 2002, the date of the original Form 10-Q, and none of the forward-looking information contained herein has been updated beyond that date.

Page
Part I — Financial Information

1. Financial Statements
Consolidated Statements of Operations	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

3. Qualitative and Quantitative Disclosures about Market Risk	28

PART 1. FINANCIAL INFORMATION

ITEM  1.   FINANCIAL STATEMENTS

INTERLAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	NOVEMBER 30,	NOVEMBER 30,
FOR THE QUARTER ENDED	2001	2000

	(Restated)
Revenues	$23,921	$13,525
Cost of revenues	14,135	9,527

Gross margin	9,786	3,998

Operating expenses:
Sales, marketing and technical support	13,172	9,553
General and administrative	13,097	9,250
Goodwill amortization	—	1,688
Bad debt expense	581	316
Merger and integration costs	3,363	—
Other expense (income), net	(404)	112

Total operating expenses	29,809	20,919

Operating loss	(20,023)	(16,921)
Gain on investments, net	—	3,127
Interest income, net	251	1,819

Loss from continuing operations before taxes	(19,772)	(11,975)
Income tax benefit	—	3,597

Loss from continuing operations	(19,772)	(8,378)
Income from discontinued operations, net of tax	—	9,954

Net income (loss)	$(19,772)	$1,576

Net income (loss) per share, basic and diluted:
Continuing operations	$(0.14)	$(0.09)
Discontinued operations	—	0.11

	$(0.14)	$0.02

Number of shares used in per share calculation:
Basic and diluted	137,725	96,673

The accompanying notes are an integral part of the consolidated financial statements.

INTERLAND, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

AS OF	NOVEMBER 30, 2001	AUGUST 31, 2001

	(Restated)
ASSETS
Cash and cash equivalents	$111,598	$142,675
Short-term investments	23,140	31,468
Receivables, net of allowance of $1,991 and $1,810, respectively	17,348	11,576
Income taxes recoverable	23,801	23,847
Other current assets	2,868	4,223

Total current assets	178,755	213,789
Restricted investments	28,138	27,944
Property plant and equipment, net	57,278	59,849
Goodwill	104,411	104,406
Intangibles, net	23,306	17,216
Investments held to maturity	6,000	6,000
Other assets	41	76

Total assets	$397,929	$429,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$8,658	$5,751
Accrued expenses	41,453	57,676
Current portion of long-term debt	15,283	14,875
Deferred revenue	19,198	15,859

Total current liabilities	84,592	94,161
Long-term debt	21,955	24,231
Deferred revenue, long-term	1,910	1,563
Other liabilities	12,944	12,895

Total liabilities	121,401	132,850

Commitments and contingencies
Common stock, $.01 par value, authorized 200 million shares; issued and outstanding 137.5 million and 137.8 million shares, respectively	1,378	1,378
Additional capital	282,738	282,738
Warrants	1,690	1,690
Deferred compensation	(3,034)	(3,310)
Treasury stock	(406)	—
Retained earnings/(accumulated deficit)	(5,838)	13,934

Total shareholders’ equity	276,528	296,430

Total liabilities and shareholders’ equity	$397,929	$429,280

The accompanying notes are an integral part of
the consolidated financial statements.

INTERLAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	NOVEMBER 30,	NOVEMBER 30,
FOR THE QUARTER ENDED	2001	2000

	(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(19,772)	$1,576
Adjustments to reconcile net income (loss) to net cash (used in) operating activities from continuing operations
Income from discontinued operations	—	(9,954)
Depreciation and amortization	6,855	7,742
Gain on investments, net	—	(3,127)
Provision for doubtful accounts	581	316
Other non-cash adjustments	(88)	(791)
Changes in operating assets and liabilities net of the effect of the acquisition transactions:
Receivables	(6,518)	(1,974)
Other current assets	(183)	672
Deferred income taxes	—	56
Accounts payable, accrued expenses and deferred revenue	(3,554)	(8,859)
Other	—	247

Cash used in operating activities of continuing operations	(22,679)	(14,096)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(2,172)	(9,372)
Purchases of held-to-maturity investments	(29,300)	(56,658)
Proceeds from maturities of held-to-maturity investments	37,628	36,000
Deposits of restricted cash	(194)	—
Proceeds from sale of MCMS stock	—	4,500
Acquisitions, net of cash acquired	(5,818)	—
Other	—	163

Cash provided by (used in) investing activities of continuing operations	144	(25,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	(1,868)	(577)
Proceeds from issuance of debt	—	77
Proceeds from issuance of common stock	—	890

Cash provided by (used in) financing activities of continuing operations	(1,868)	390

Net cash used in continuing operations	(24,403)	(39,073)
Net cash provided by (used in) discontinued operations	(6,674)	3,657

Net decrease in cash and cash equivalents	(31,077)	(35,416)
Cash and cash equivalents at beginning of period	142,675	200,002

Cash and cash equivalents at end of period	$111,598	$164,586

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

Historically, the Company provided a variety of computer products and related services through its PC Systems, SpecTek, and Web hosting business segments. The Company disposed of its PC Systems and SpecTek business segments, which are reported as discontinued operations — See Footnote 3. “Discontinued Operations”. The Company’s Web hosting business remains as the Company’s sole continuing operations. Prior to its disposal, the PC Systems business consisted of developing, marketing, manufacturing, selling and supporting a wide range of desktop and notebook systems and network servers under the micronpc.com brand name and selling, reselling, and supporting a variety of additional peripherals, software and services. Prior to its disposal, the SpecTek business consisted of processing and marketing various grades of memory products in either component or module form for specific applications.

HISTORY OF OPERATING LOSSES — The Web hosting business has incurred net losses and losses from operations for each period from inception through the first three months of fiscal 2002, and anticipates incurring losses for at least the next two years. The Company does not expect to generate positive cash flow from operations until the end of fiscal 2002. The Company expects to have adequate cash reserves to fund operations during this period. The Company’s future success is dependent upon its ability to achieve positive cash flow prior to the depletion of cash reserves and its ability to raise funds, if needed. Management cannot assure that the Company will be cash flow positive in the future under its current Web and applications hosting model or that it will be available to raise funds. The Company’s current financial forecast indicates that there are sufficient cash reserves on hand until the Company reaches positive cash flow.

2.     SIGNIFICANT ACCOUNTING POLICIES

INTERIM UNAUDITED FINANCIAL INFORMATION — The accompanying unaudited consolidated financial statements as of November 30, 2001 and 2000 and for the three month periods then ended, have been prepared in accordance with generally accepted accounting principles for interim financial information. In management’s opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the three-month period ended November 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

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

BASIS OF PRESENTATION — This report on Form 10-Q (“10-Q”) for the first quarter ended November 30, 2001 should be read in conjunction with the Company’s Annual Report on Form 10-K (“10-K”) for the fiscal year ended August 31, 2001. The Company’s operations are reported on a fiscal basis. During fiscal year 2001, the Company changed its year-end from a 52 or 53-week period ending on the Thursday closest to August 31, to a fiscal year and quarter ending on the calendar month-end. The quarter ended November 30, 2000 contained 13 weeks. All references to periods including annual and quarterly are on a fiscal basis.

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

In addition to net income (loss) per share, the Company has also reported per share amounts on the separate income statement components required by Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Because the Company has reported a loss from continuing operations during each period reported, the effect of dilutive securities is excluded from the calculation of per share amounts.

RECENTLY ISSUED ACCOUNTING STANDARDS —In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets be amortized over their useful lives unless that life is determined to be indefinite. Intangible assets shall be evaluated annually to determine whether events and circumstances continue to support an indefinite useful life. An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Adoption of SFAS No. 142 is required during the Company’s fiscal 2003, and early adoption is permitted. The goodwill and intangible assets acquired as part of the Interland-Georgia purchase business combination were required to be accounted for in accordance with the “amortization and non-amortization” provisions of SFAS 142. The Company adopted SFAS No. 142 during the first quarter of fiscal 2002, which eliminated goodwill amortization starting in fiscal 2002. During fiscal year 2002, the Company will perform the first of the required impairment tests of goodwill as of September 1, 2001. The Company has not yet determined what the effect, if any, of these tests will be on its earnings and financial position. Any impairment resulting for the initial application of this statement will be recorded as a cumulative effect of accounting change as of September 1, 2001.

3.     DISCONTINUED OPERATIONS

The Company has discontinued the operations of its PC Systems and SpecTek business segments. These segments are accounted for as discontinued operations in accordance with APB No. 30. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations.

Operating results for the discontinued operations are reported, net of tax, under “Income from discontinued operations, net of tax” on the accompanying consolidated Statements of Operations. In addition, the loss for the disposal of the discontinued operations has also been recorded, net of tax, under “Loss on disposal of discontinued operations” on the accompanying consolidated Statements of Operations.

For financial reporting purposes, cash flows from the discontinued operations are stated separately on the accompanying consolidated Statements of Cash Flows, under “Net cash used in discontinued operations.”

PC SYSTEMS

On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC (“GTG PC”), an affiliate of the Gores Technology Group. Under the terms of the agreement, GTG PC received assets, which included $76.5 million in cash, and assumed specified liabilities of the PC Systems business. The loss on disposal was $212.2 million. Included in the loss on disposal are employee termination costs of approximately $15.4 million, of which $0.0 million and $0.3 million is included in the accompanying consolidated Balance Sheets under “Accounts payable and accrued liabilities” at November 30, 2001 and August 31, 2001,

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

respectively. The Company retained all liabilities of the PC Systems business not assumed by GTG PC, including, for example, liabilities for taxes arising prior to the closing of the transaction, employee termination and related expenses, and any contingent liabilities arising prior to the closing date. In addition, the Company has agreed for a period of three years not to compete with the PC Systems business, and for two years, not to solicit or hire prior employees of the PC Systems business. For a transition period after the closing of the purchase, GTG PC agreed to provide some information technology, financial, telecommunications and human resources services to the Company at its cost plus 10% during the first four months after the closing, and at its cost plus 25% for the following two months.

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

Summarized below are the operating results for the PC Systems and SpecTek businesses, which are included in the accompanying consolidated Statements of Operations for the quarter ended November 30, 2000 under “Income from discontinued operations, net of tax.”

FOR THE QUARTER ENDED
NOVEMBER 30,
2000

(In thousands)
Net sales	$390,510

Income before income taxes	14,229
Income tax provision	(4,275)

Income from discontinued operations, net of tax	$9,954

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

4.    MERGER AND INTEGRATION COSTS

During the fourth quarter of fiscal year 2001, the Company approved and implemented a restructuring program in connection with its acquisition of Interland-Georgia. The restructuring plan, which is expected to be completed by August 31, 2002, provides for the consolidation of the Company’s operations and elimination of duplicative facilities. Accordingly, during fiscal year 2001, the Company recorded a charge of approximately $110.3 million related to employee termination benefits, facility closure costs, asset disposals and other exit costs which the Company recorded in operating expenses.

The liability related to this restructuring program was $12.0 million and $12.5 million at November 30, 2001 and August 31, 2001, respectively. The following schedule reflects the changes in the accrual for the quarter ended November 30, 2001:

			Employee
	Lease	Other exit	termination
	abandonments	costs	benefits	Total

(In thousands)
Balance at August 31, 2001	$8,721	$3,528	$229	$12,478
Cash paid	(215)	—	(229)	(444)

Balance at November 30, 2001	$8,506	$3,528	$—	$12,034

The lease abandonment charge represents future lease payments for data centers and office facilities being exited. The other exit costs represent termination penalties for bandwidth and data connectivity contracts. The Company also recorded expenses of $3.4 million for financial advisory services, legal, accounting and other non-capitalizable expenses directly related to merger and integration of the business following the Interland-Georgia acquisition. These costs have been recorded in “Merger and integration costs”.

5.     GAIN ON INVESTMENTS, NET

On September 29, 2000, the Company sold its remaining 10% interest in MCMS for a net gain of $4.5 million. MCMS was formerly the Company’s wholly-owned subsidiary of which 90% was sold in February 1998. In addition, the Company incurred a loss of $1.4 million on its equity investment in Bird on a Wire, Inc, for a net gain of investments of $3.1 million for the quarter ended November 30, 2000.

6.     ACQUISITIONS

The Company has acquired a number of companies to expand its Web hosting and Internet access capabilities. Over the past three years, the Company has acquired four Web and applications hosting companies and one Internet access company.

On August 6, 2001, the Company acquired 100 percent of the outstanding common shares of Interland-Georgia by issuing 0.861 shares of the Company’s common stock in exchange for each share of Interland-Georgia common stock or 40,899,803 shares in the aggregate. In addition, the Company issued options and warrants to purchase shares of the Company’s common stock in exchange for each issued and outstanding Interland-Georgia option and warrant using the ratio of 0.861 shares of the Company for each share of Interland-Georgia. The results of Interland-Georgia’s operations have been included in the consolidated financial statements since the date of acquisition. Interland-Georgia is an Atlanta, Georgia, based Web and applications hosting company serving small and medium-sized businesses. The primary goal of the acquisition was to create a new company with much greater scale. The Company also expects to reduce costs through economies of scale and restructuring its business (see Footnote 4. “Restructuring, Merger, and Integration Costs”). The aggregate purchase price was $127.2 million, including equity issued with a value of $122.9 million and cash of $4.3 million. The value of the 40,899,803 common shares issued was determined based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced on March 23, 2001.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

The following table summarized the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Fair Value

(In thousands)
Current assets	$26,781
Property and equipment	30,462
Intangible assets	17,500
Other assets	507
Goodwill	104,406
Current liabilities	(44,547)
Long-term liabilities	(7,943)

Net assets acquired	$127,166

Of the total $17.5 million of acquired intangible assets, $12 million was assigned to purchased software (5 year useful life), $4.9 million was assigned to registered trademarks (7 year useful life), and $600,000 was assigned to reseller and strategic alliances (3 year useful life). The $104.4 million of goodwill is not expected to be deductible for tax purposes.

On October 26, 2001, the Company acquired the small business-focused shared and unmanaged dedicated retail Web hosting business of Interliant, Inc.

7.     ACQUIRED INTANGIBLES AND GOODWILL

(In thousands)	November 30, 2001	August 31, 2001

Goodwill	$104,411	$104,406
Acquired intangibles	24,698	17,500

	129,109	121,906
Less: accumulated amortization	(1,392)	(284)

	$127,717	$121,622

(In thousands)	November 30, 2001	November 30, 2000

Reported net income (loss)	(19,772)	1,576
Amortization expense related to goodwill	—	1,688

Adjusted net income (loss)	$(19,772)	$3,264

Adjusted net income (loss) per share:
Continuing operations	$(0.14)	$(0.08)
Discontinued operations	—	0.11

	$(0.14)	$0.03

Amortization of goodwill and intangible assets relating to continuing operations was $1.1 million and $2.5 million for the quarter ended November 30, 2001 and 2000, respectively, and amortization of goodwill and intangible assets related to continuing operations was $13.0 million, $8.0 million, and $0.2 million for the fiscal years 2001, 2000, and 1999, respectively. In accordance with FAS 142, goodwill associated with the acquisition of Interland-Georgia is not being amortized.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

8.     ACCRUED EXPENSES

(In thousands)	November 30, 2001	August 31, 2001

Accrued payroll and related liabilities	$6,151	$7,694
Taxes payable	796	559
Accrued restructuring liabilities	12,034	12,478
Acquisition related liabilities	8,323	8,837
Accrued lease payments	2,596	3,398
Accrued legal liabilities	2,707	3,153
Accrued professional fees	168	2,070
Other	8,678	19,487

	$41,453	$57,676

9.     CONTINGENCIES

On October 2, 2001, Capetronic Computer USA filed a Complaint in Dallas County, Texas Court seeking damages of approximately $2.1 million for goods purchased by the Company’s PC Systems business. The Company removed the case to federal court in the Northern District of Texas, Dallas Division, and counterclaimed for legal fees Capetronic agreed to indemnify the Company for that were incurred on an unrelated patent lawsuit. These legal fees were approximately $1.3 million. This claim is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, possible loss or range of loss that may ultimately be connected with the matter.

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

On June 1, 2001, Plaintiff Kimberley Smith filed a Complaint and Demand for Jury Trial in the U.S. District Court for Idaho alleging violations of the Fair Labor Standards Act (“FLSA”), in particular alleged failures to pay non-exempt employees overtime for hours worked in excess of 40 in a week as well as other alleged violations of the FLSA and state wage and hour laws. On June 8, 2001, an Amended Complaint and Demand for Jury Trial was filed by Plaintiff Smith in which an additional individual, Plaintiff Michael Hinckley, joined. Ms. Smith and Mr. Hinckley seek individual damages and class certification and relief as well as injunctive relief, prejudgment interest and attorneys’ fees and costs. Thus far, forty-four additional, mostly former employees have filed written notice of consents seeking to join in the action. The Company filed an answer to the Complaint on June 29, 2001. The Court ordered a hearing to determine whether to conditionally certify the FLSA collective action, but no trial date has been set. The case is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, possible loss or range of loss that may ultimately be connected with the matter.

The Company is party to various other legal actions arising in the normal course of business, none of which is expected to have a material adverse effect on its business, financial position, results of operations and cash flows.

10.     OPERATING SEGMENT INFORMATION

The Company’s business activities are represented by a single industry segment, web site and applications hosting.

11.     RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

The Company is restating its financial statements for the quarter ended November 30, 2001 to correct an inadvertent error. The error resulted from an incorrect calculation of deferred revenue on month-to-month customer accounts during the first quarter and caused revenue for the first quarter to be overstated by approximately $1.0 million. In this Form 10-Q/A, references or comparisons to results in the first quarter of 2002 are to the restated results.

The effects of the restatement are as follows:

	For the quarter ended November 30, 2001

Statement of Operations Data:	As reported	Restated

Revenues	$24,873	$23,921

Gross margin	10,738	9,786

Gross margin - %	43.2%	40.9%

Loss from operations	(19,071)	(20,023)

Loss before taxes and discontinued operations	(18,820)	(19,772)

Net loss	(18,820)	(19,772)

Loss per share	$(0.14)	$(0.14)

Balance Sheet Data:	November 30, 2001

Deferred revenues (current and long-term)	$20,156	$21,108

Total liabilities	120,449	121,401

Total shareholder’s equity	$277,480	$276,528

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding Interland’s expectations of the Company’s future liquidity needs, its expectations regarding future business and financial results, its expectations regarding its future operating results including its planned increase in its revenues levels and the actions the Company expects to take in order to maintain its existing customers and expand its operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to it as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Certain Factors” below, and in the Company’s other filings with the Securities and Exchange Commission. All quarterly references are to the Company’s fiscal periods ended November 30, 2001, August 31, 2001, or November 30, 2000 unless otherwise indicated. All annual references are also on a fiscal basis, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

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

The Company was originally established on April 7, 1995 as Micron Electronics, Inc. through the merger of three businesses: Micron Computer, Inc., Micron Custom Manufacturing Services, Inc. and ZEOS International, LTD. The Web hosting business, the Company’s continuing operation, was formed through the acquisition and integration of five companies between 1999 and 2001. On August 2, 1999, the Company acquired 100% of the outstanding stock of NetLimited, Inc. d.b.a. “HostPro”, a Web and applications hosting provider. On September 2, 1999, the Company acquired the property and equipment of Micron Internet Services, formerly a division of Micron Technology, a provider of dedicated, nationwide dial-up and broadband Internet access, virtual private network solutions and e-commerce services. On December 14, 1999, the Company acquired LightRealm, Inc. a Kirkland, Washington-based Web and applications hosting and Internet access company serving small- and medium-sized businesses. On March 16, 2000, the Company acquired Worldwide Internet Publishing Corporation, a Boca-Raton, Florida-based Web hosting company that also served small- and medium-sized businesses. On August 6, 2001, the Company acquired Interland, Inc. (“Interland-Georgia”), an Atlanta, Georgia-based provider of a broad range of Web hosting, applications hosting and other related Web-based business solutions specifically designed to meet the needs of small- and medium-sized businesses. In connection with the acquisition of Interland-Georgia, Micron Electronics, Inc. changed its name to Interland, Inc. and its trading symbol to “INLD.” On November 30, 2001, Interland-Georgia was merged into the Company. The Company’s principal executive offices are located in Atlanta, Georgia.

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

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cost of revenues is mainly comprised of compensation and other expenses for data center and provisioning operations, Internet connectivity and other related telecommunications expense, and depreciation and amortization of capital and intangibles related to data center equipment and operations.

Interland’s operating expenses consist of:

•	Sales, marketing and technical support, which is mainly comprised of compensation costs and costs associated with technical support and marketing the Company’s products and services. Compensation costs include salaries and related benefits, commissions and bonuses. Marketing expenses include the costs of direct mail, advertising and other mass market programs; and

•	General and administrative, which is mainly comprised of compensation and related expenses, occupancy costs, and depreciation and amortization of capital and intangible assets related to the engineering, development and administrative functions.

The Company intends to invest heavily in sales and marketing to expand its customer base and to develop new sales channels and relationships. The Company’s strategy is to achieve increased incremental margins by more fully utilizing its existing infrastructure to accommodate additional customers. The Company’s future success is dependent upon its ability to achieve positive cash flow prior to depletion of cash reserves and its ability to raise funds, if needed. While management currently believes that the Company has adequate resources to maintain planned operations for at least one year from the balance sheet date, they cannot assure you that the Company will be cash flow positive in the future under its current Web and applications hosting model or that adequate funding will be available to allow it to continue operations subsequent to the one-year time period. The Company does not expect to generate positive cash flows from ongoing operations until the end of fiscal 2002. The Company’s current financial forecast indicates that there are sufficient cash reserves on hand until the Company reaches positive cash flows from ongoing operations.

DISCONTINUED OPERATIONS

   PC SYSTEMS

The Company has discontinued the operations of its PC Systems business segment, which has been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC, (“GTG PC”) an affiliate of the Gores Technology Group. In fiscal 2001, the Company recognized an estimated loss on disposal of the PC Systems business of $212.2 million. Included in the loss on disposal are employee termination costs of approximately $15.4 million, of which $0.0 million and $0.3 million is included in the accompanying consolidated Balance Sheets under “Accounts payable and accrued liabilities” at November 30, 2001 and August 31, 2001, respectively.

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

RESULTS OF CONTINUING OPERATIONS

The Company’s consolidated financial information presents the net effect of discontinued operations separate from the results of the Company’s continuing operations. The Company’s financial results only reflect the results of Interland-Georgia from August 6, 2001, the date of acquisition. Historical financial information has been reclassified to present consistently the discontinued operations, and the discussion and analysis that follows generally focuses on continuing operations. The following table sets forth, for the periods indicated, items included in the Company’s consolidated statements of operations, stated as a percentage of revenues:

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	For the quarter ended

	November 30,	November 30,
	2001	2000

Revenues	100.0%	100.0%
Cost of revenues	59.1	70.4

Gross margin	40.9	29.6

Operating expenses:
Sales, marketing and technical support	55.1	70.6
General and administrative	54.7	68.4
Goodwill amortization	—	12.5
Bad debt expense	2.4	2.3
Other expense (income), net	(1.7)	0.9
Merger and integration costs	14.1	—

Total operating expenses	124.6	154.7
Operating loss	(83.7)	(125.1)
Gain on investments, net	—	23.1
Interest income, net	1.0	13.5

Loss from continuing operations before taxes	(82.7)	(88.5)
Income tax benefit	—	26.6

Loss from continuing operations	(82.7)%	(61.9)%

REVENUES

	For the quarter ended

	November 30,	November 30,
	2001	2000

(In thousands)
Hosting revenue	$21,533	$8,012
Other revenue	2,388	5,513

Total revenues	$23,921	$13,525

Total revenues increased 76.9% to $23.9 million for the quarter ended November 30, 2001 when compared to the same period of the prior fiscal year. The first quarter of fiscal 2002 reflects the acquisition of Interland-Georgia.

Hosting revenues increased 168.8% to $21.5 million for the quarter ended November 30, 2001 when compared to the same period from the prior fiscal year. Hosting revenues are comprised of shared and dedicated hosting services and domain name registrations. The growth in hosting revenues has been driven by new customer growth, acquisitions, and upgrading existing customers. The Company maintained over 300,000 paid hosted Web sites at the end of the first quarter of fiscal 2002, compared to approximately 120,000 at the end of the first quarter of fiscal 2001.

Other revenues decreased 56.7% to $2.4 million for the quarter ended November 30, 2001 when compared to the same period from the prior fiscal year. Other revenues are comprised of e-commerce and other applications hosting services, other Web hosting-related products and services, internet connectivity fees and equipment sales to customers. In June 2001, substantially all of the consumer dial-up accounts were sold, and the Company’s strategy moved away from the sale of hardware. The sale of these accounts and the change in strategy is not expected to have a substantial impact on future operating income.

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

   COST OF REVENUES

Cost of revenues increased 48.4% to $14.1 million for the quarter ended November 30, 2001 from $9.5 million in the same period of the prior year. During the first quarter of fiscal 2002, the increase in cost of revenues was primarily related to depreciation and leasing costs for data centers and equipment, telecommunications and Internet access costs, and technical personnel costs. The Company’s cost of revenues as a percentage of revenues decreased to 59.1% during the first quarter of 2002 from 70.4% in the same period in the prior year. The Company anticipates that costs of revenues will continue to increase in absolute dollars, but decline as a percentage of revenues as the Company continues to grow, and executes its strategy to achieve a more cost-effective scale of operations.

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

   GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 41.6% to $13.1 million for the quarter ended November 30, 2001 from $9.3 million in the same period of the prior year. The increase in general and administrative expenses during the first quarter of fiscal 2002 was primarily related to engineering, development, general and administrative personnel costs, depreciation, and consulting fees, due to increased expenses needed to support growth in operations.

   GOODWILL AMORTIZATION

Goodwill amortization in the first quarter of fiscal 2001 was as a result of the acquisitions of the Web and applications hosting companies that occurred starting in August 1999. SFAS No. 142 required the Company to adopt certain provisions as part of the Interland-Georgia business combination, and as a result, the goodwill and intangible assets acquired as part of the combination were accounted for in accordance with the “amortization and nonamortization” provisions of SFAS 142. The Company fully adopted SFAS No. 142 effective September 1, 2001, which eliminated goodwill amortization starting in the first quarter of fiscal 2002.

   BAD DEBT EXPENSE

Bad debt expense increased 83.9% to $0.6 million for the quarter ended November 30, 2001 from $0.3 million in the same period of the prior year. Bad debt expense as a percentage of revenue was 2.4% for the quarter ended November 30, 2001 compared to 2.3% in the same period of the prior years. The increase in bad debt expense during the first quarter of fiscal 2002 was primarily related to an increase in total revenue and customer accounts resulting from the acquisition of Interland-Georgia and Interliant. Following these transactions, the Company experienced short term customer churn and “breakage” during the account integration and migration process.

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

   EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

The Company’s EBITDA (loss from continuing operations, excluding interest income (expense), income taxes, and depreciation and amortization), was a loss of $13.2 million for the quarter ended November 30, 2001 compared with a loss of $6.1 million for the same period of the prior year. The increase in the EBITDA loss was primarily due to increased expenditures needed to support the growth in operations, including salaries and benefits for additional employees, network costs, rent, and other costs related to the increase in the number of hosted web sites as well as increased general and administrative expenses. Included in the Company’s net loss from continuing operations was $3.4 million of merger and integration costs for the three months ended November 30, 2001. Management believes it is useful to separately identify these merger and integration expenditures included in the Company’s results as these expenditures are non-recurring in nature as more fully described in the “Merger and Integration Costs” disclosure above. EBITDA is not an indicator of performance under generally accepted accounting principles and may not be comparable to information reported by other companies. In addition, it does not replace gross profit (loss), net income (loss), or operating income (loss) as indicators of our operating performance.

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Reconciliation of net loss from continuing operations to EBITDA is as follows:

	For the quarter ended

	November 30,	November 30,
	2001	2000

(In thousands)
Net loss from continuing operations	$(19,772)	$(8,378)
Depreciation and amortization	6,855	7,742
Interest income, net	(251)	(1,819)
Income tax benefit	—	(3,597)

EBITDA Loss	$(13,168)	$(6,052)

   GAIN ON INVESTMENTS, NET

The gain on investments, net for the quarter ended November 30, 2000 of $3.1 million consists of a gain on the sale of the Company’s remaining 10% interest in MCMS, Inc. for a net gain of $4.5 million offset by the loss of $1.4 million on the Company’s equity investment in Bird on a Wire, Inc..

   INTEREST INCOME, NET

Interest income, net decreased to $251,000 for the quarter ended November 30, 2001 from $1.8 million for the same period of the prior year. Interest income, net consists of interest income earned on the Company’s invested cash and liquid investments, less interest expense on debt. The reduction in interest income, net is primarily due to the lower levels of cash and liquid investments that were available for investment and lower interest rates during the first quarter of fiscal 2002.

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

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

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

The Company does not expect to generate positive cash flow from ongoing operations until near the end of fiscal 2002. The Company expects to have adequate cash reserves to fund operations for at least one year from the balance sheet date. The Company’s future success is dependent upon its ability to achieve positive cash flow prior to the depletion of cash reserves and to raise funds, thereafter, if needed. Management cannot assure that the Company will be profitable in the future under its current Web and applications hosting business model or that adequate funding will be available to allow it to continue operations subsequent to the one-year time period. The Company’s current financial forecast indicates that there are sufficient cash reserves on hand until the Company reaches positive cash flows from ongoing operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets be amortized over their useful lives unless that life is determined to be indefinite. Intangible assets shall be evaluated annually to determine whether events and circumstances continue to support an indefinite useful life. An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Adoption of SFAS No. 142 is required during the Company’s fiscal 2003, and early adoption is permitted. The goodwill and intangible assets acquired as part of the Interland-Georgia purchase business combination were required to be accounted for in accordance with the “amortization and nonamortization” provisions of SFAS 142. The Company adopted SFAS No. 142 during the first quarter of fiscal year 2002, which eliminated goodwill amortization in fiscal 2002. During fiscal year 2002, the Company will perform the first of the required impairment tests of goodwill as of September 1, 2001. The Company has not yet determined what the effect, if any, of these tests will be on its earnings and financial position. Any impairment resulting for the initial application of this statement will be recorded as a cumulative effect of accounting change as of September 1, 2001.

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

INTERLAND HAS INCURRED LOSSES SINCE INCEPTION. The Company has incurred net losses and losses from operations for each period from inception through the first quarter of fiscal 2002. Interland expects to generate free cash flow positive from ongoing operations by the end of fiscal 2002 (free cash flow positive consists of EBITDA less cash used for capital expenditures). Operating expenses could increase as a result of adapting network infrastructure to accommodate additional customers, increasing sales and marketing efforts, broadening customer support capabilities, integrating the Interland-Georgia and HostPro businesses and expanding administrative resources in anticipation of future growth. To the extent that increases in expenses are not offset by increased revenues, the Company’s results of operations and financial condition would be materially affected. Even if Interland achieves profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

INTERLAND’S HISTORICAL FINANCIAL INFORMATION WILL NOT BE REPRESENTATIVE OF ITS FUTURE RESULTS. Since the Company has sold its non-hosting businesses, its historical financial information, contained in previous filings with the Securities and Exchange Commission, is not representative of its future operating results. Including the operations of the non-hosting businesses—which are classified as discontinued operations in the Company’s financial statements—Web hosting revenues represented less than 7% and 3% of the Company’s total revenues for fiscal 2001 and 2000, respectively.

INTERLAND HAS A LIMITED OPERATING HISTORY AND ITS BUSINESS MODEL IS STILL EVOLVING, WHICH MAKES IT DIFFICULT TO EVALUATE ITS PROSPECTS. The Company’s limited operating history makes evaluating its business operations and prospects difficult. The Company’s range of service offerings has changed since its inception and its current business model is still new and developing. Because some of Interland’s services are new, the market for them is uncertain. As a result, the revenues and income potential of the Company’s business, as well as the potential benefits of the recent merger with Interland-Georgia, may be difficult to evaluate.

INTERLAND’S QUARTERLY OPERATING RESULTS MAY FLUCTUATE AND ITS FUTURE REVENUES AND PROFITABILITY ARE UNCERTAIN. The Company’s past operating results have been subject to fluctuations, on a quarterly and an annual basis. Interland may also experience significant fluctuations in future quarterly and annual operating results due to a wide variety of factors. Because of these fluctuations, comparisons of operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. Factors that may cause operating results to fluctuate include, but are not limited to:

•	demand for and market acceptance of the Company’s services;

•	introductions of new services or enhancements by Interland and its competitors;

•	technical difficulties or system downtime affecting the Internet generally or the Company’s hosting operations specifically;

•	the mix of services delivered by Interland or its competitors;

•	customer retention;

•	the timing and success of the Company’s advertising and marketing efforts and introductions of new services to customers and the timing and success of the marketing efforts and introductions of new services to customers of its resellers;

•	increased competition and consolidation within the Web hosting and applications hosting markets;

•	changes in the Company’s pricing policies and the pricing policies of its competitors;

•	gains or losses of key strategic relationships; and

•	other general and industry-specific economic factors.

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

INTERLAND’S STOCK PRICE MAY BE VOLATILE. The market price of the Company’s common stock has experienced a significant decline in the last year. The price has been and is likely to continue to be highly volatile due to several factors, such as:

•	the Company’s failure to experience the benefits of the merger with Interland-Georgia as quickly as anticipated, or at all, or an increase over estimates of the costs of or operational difficulties arising from the merger;

•	the failure of the impact of the merger on the Company’s financial results to be in line with the expectations of financial analysts;

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

•	variations in actual and anticipated operating results;

•	changes in earnings estimates by analysts;

•	variations in actual and anticipated operating results of customers or competitors;

•	material reductions in spending by customers;

•	announcements by Interland or its competitors regarding new service introductions;

•	the volatility inherent in stock within the sectors within which the Company conducts business;

•	any subsequent terrorist acts or of any related military action;

•	general decline in economic conditions; and

•	reductions in the volume of trading in the Company’s common stock.

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

INTERLAND’S TARGET MARKET PRESENTS SUBSTANTIAL RISKS. The Company intends to concentrate on serving small- and medium-sized businesses (“SMB”). The SMB market contains many businesses that will not be successful, and are consequently at substantially greater risk for non-collectible accounts receivable, and for non-renewal. Moreover, a significant portion of this target market is highly sensitive to price, and may be lost to a low-cost competitor. Because few businesses in this target market employ trained technologists, they tend to generate a high number of customer service and technical support calls. The expense of responding to these calls is considerable, and the expense is likely to increase in direct proportion to revenue, potentially limiting the scalability of the business. Additionally, if the customer becomes dissatisfied with the Company’s response to such calls, cancellation, non-payment, or non-renewal becomes more likely. Interland’s strategy for minimizing the negative aspects of its target market include:

•	continued expenditure on sales and marketing to replace failing customers;

•	capitalizing on planned efficiencies to become a profitable provider at the lowest sustainable price;

•	automating customer care and technical support to reduce the cost per call, and to minimize the time spent by Company personnel;

•	intensive training and supervision of customer care and technical support personnel to maximize customer satisfaction.

No assurance can be given, however, that any of these measures will be successful, and the Company’s failure to manage these risks could have a material negative effect on the Company’s revenues, costs, and prospects.

INTERLAND’S CUSTOMER BASE INCLUDES A SIGNIFICANT NUMBER OF BUSINESSES THAT CURRENTLY FACE INCREASING DIFFICULTY IN OBTAINING FUNDING TO SUPPORT THEIR OPERATIONS. Many of the Company’s customers are businesses, including Internet-based businesses that have traditionally been initially funded by venture capital firms and then through public securities offerings. Funding alternatives for these businesses have become more limited than in the past. Many of these customers have ceased or reduced their operations, and it has become increasingly difficult for the Company to collect revenues from these businesses. If the market for technology and Internet-based businesses is not supported by the private and public investors who have funded these customers, the Company faces the risk that these customers may cease, curtail or limit Web site operations. If this continues to occur, the Company could experience a loss of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

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

IF THE COMPANY DOES NOT SUCCESSFULLY INTEGRATE THE OPERATIONS AND PERSONNEL OF INTERLAND-GEORGIA IN A TIMELY MANNER, THIS WILL DISRUPT ITS BUSINESS AND COULD NEGATIVELY AFFECT ITS OPERATING RESULTS. The Company’s merger with Interland-Georgia involves risks related to the integration and management of Interland-Georgia’s operations and personnel. The integration will be a complex, time consuming and expensive process and may disrupt the Company’s business if not completed in a timely and efficient manner. The Company must operate as a combined organization utilizing common information and telecommunications systems, operating procedures, financial controls and human resources practices.

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

The Company’s headquarters were located in Boise, Idaho, while Interland-Georgia’s headquarters were located in Atlanta, Georgia. In conjunction with the merger, the Company moved its headquarters to Atlanta, Georgia. The integration of Interland-Georgia’s operations and personnel may be difficult due to the geographic distance between the Company’s previous and current headquarters. In addition, the Company has completed a number of other acquisitions of hosting companies and is still in the process of completing the integration of these businesses. This could make the integration of Interland-Georgia more difficult. If this integration effort is not successful, the results of operations could be adversely affected, employee morale could decline, key employees could leave and customers could cancel existing orders or choose not to place new ones. In addition, the attention and effort devoted to the integration of the two companies will significantly divert management’s attention from other important issues, such as expansion of the combined customer base, which could negatively affect the Company’s business and operating results.

THE BENEFITS OF THE MERGER WITH INTERLAND-GEORGIA MAY BE LOWER THAN EXPECTED AND THE COSTS ASSOCIATED WITH THE MERGER COULD BE HIGHER THAN EXPECTED, WHICH COULD HARM THE COMPANY’S FINANCIAL RESULTS AND CAUSE A DECLINE IN THE VALUE OF ITS COMMON STOCK. The Company expects to realize cost reductions due to synergies created by the merger with Interland-Georgia in areas such as integration and expansion of nationwide technical support capabilities over a larger customer base, integration of information and telecommunications systems, marketing the larger combined business, elimination of excess data center capacity and economies of scale for the combined company’s telecommunications costs. Although the Company expects that it will realize cost synergies with the merger, it cannot guarantee that it will realize these cost synergies or state the amount of any cost synergies with any certainty. The Company expects to incur costs associated with the consolidation and integration of the companies’ services and operations. If the total costs of the merger and related consolidation and integration exceed estimates, or if the cost synergies of the merger are less than expected, the Company’s financial results would suffer. Any shortfall in anticipated operating results could cause the market price of the Company’s common stock to decline. In addition, the market price of Interland’s common stock could decline significantly if it does not experience the business benefits of the merger as quickly or in as great amounts as security analysts expect.

THE COMPANY HAS INCURRED SIGNIFICANT ACCOUNTING CHARGES RELATING TO THE MERGER WITH INTERLAND-GEORGIA, WHICH WILL DELAY PROJECTED ACHIEVEMENT OF PROFITABILITY FOR THE WEB HOSTING BUSINESS. The Company has accounted for the acquisition of Interland-Georgia using the purchase method of accounting. Under the purchase method, the purchase price of Interland-Georgia has been allocated to the assets acquired and liabilities assumed. As a result, based upon the purchase price of $127.1 million, the Company has recorded $17.5 million of intangible assets and $104.4 million of goodwill on its balance sheet, which will result in annual amortization expense of the intangible assets of approximately $3.3 million in fiscal 2002 under accounting standards existing at

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

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

THE MICRON TECHNOLOGY FOUNDATION IS A SIGNIFICANT SHAREHOLDER AND IS THEREFORE ABLE TO EXERT SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING SHAREHOLDER APPROVAL. As of October 30, 2001, the Micron Technology Foundation owned approximately 43% of Interland’s outstanding common stock, although Minnesota law limits its right to vote any shares in excess of 20% of the Company’s outstanding common stock. Under the terms of an agreement with the Company, the Micron Technology Foundation has agreed, among other things, not to sell any of its shares for a period of nine months following the Interland-Georgia merger, subject to limited exceptions. So long as the Micron Technology Foundation continues to own a substantial portion of Interland’s outstanding common stock, the Micron Technology Foundation will have the ability to exert significant influence over matters requiring shareholder approval, including the election of directors, and potentially could affect the Company’s management and corporate policies. The level of the Micron Technology Foundation’s ownership of Interland’s common stock may also limit the Company’s ability to complete future equity financing.

INTERLAND MAY BE REQUIRED TO PAY SALES AND USE TAXES RELATED TO ITS DISCONTINUED OPERATIONS. During the third quarter of 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states. The Company is a party to agreements with nearly all states, which generally limit its liability, if any, for non-remittance of sales and use taxes prior to such agreements’ effective dates. The Company has previously accrued a liability for the estimated settlement cost of issues related to sales and use taxes not covered by such agreements. Management believes the resolution of any matters relating to the non-remittance of sales or use taxes will not materially affect the Company’s business, financial position, results of operations and cash flows. This potential liability will remain with Interland even though it sold the PC Systems business.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

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

INTERLAND FACES INTENSE COMPETITION. The Web hosting and applications hosting markets are highly competitive and are becoming more so. There are few substantial barriers to entry, and the Company expects that it will face additional competition from existing competitors and new market entrants in the future. The Company may not have the resources, expertise or other competitive factors to compete successfully in the future. Many of Interland’s competitors have greater name recognition and more established relationships in the industry. As a result, these competitors may be able to:

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

INTERLAND’S ABILITY TO SUCCESSFULLY MARKET ITS SERVICES COULD BE SUBSTANTIALLY IMPAIRED IF IT IS UNABLE TO DEPLOY NEW INTERNET APPLICATIONS OR IF NEW INTERNET APPLICATIONS IT DEPLOYS PROVE TO BE UNRELIABLE, DEFECTIVE OR INCOMPATIBLE. The Company could experience difficulties that delay or prevent the successful development, introduction or marketing of Internet application services in the future. If any newly introduced Internet applications suffer from reliability, quality or compatibility problems, market acceptance of Interland’s services could be greatly hindered and its ability to attract and retain new customers could be adversely affected. New applications Interland deploys may not be free from reliability, quality or compatibility problems. If the Company incurs increased costs or is unable, for technical or other reasons, to host and manage new Internet applications or enhancements of existing applications, its ability to successfully market its services could be substantially impaired. In addition, the Company’s new services or applications may not be accepted by its customers.

IMPAIRMENT OF INTERLAND’S INTELLECTUAL PROPERTY RIGHTS COULD NEGATIVELY AFFECT ITS BUSINESS OR COULD ALLOW COMPETITORS TO MINIMIZE ANY ADVANTAGE THAT INTERLAND’S PROPRIETARY TECHNOLOGY MAY GIVE IT. The Company relies on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in its services. At

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

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

Periodically, the Company is made aware that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operation’s products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and has accrued a liability and charged operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report. Resolution of these claims for amounts greater than anticipated could have a material adverse effect on future results of operations and cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

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

IF THE COMPANY IS UNABLE TO OBTAIN SUFFICIENT TELECOMMUNICATIONS NETWORK CAPACITY AT REASONABLE COSTS, IT MAY NOT BE ABLE TO PROVIDE SERVICES AT PRICES ACCEPTABLE TO ITS CUSTOMERS, THEREBY REDUCING DEMAND FOR ITS SERVICES. The success of Interland will depend upon the capacity, reliability and security of its network infrastructure, including the capacity leased from its telecommunications network suppliers. Interland’s network currently delivers service through Cable & Wireless, McLeod, Qwest, Electric Lightwave, Genuity, WorldCom, Level 3, XO, Sprint and Touch America. Some of these suppliers are also Interland’s competitors. The Company’s operating results depend, in part, upon the pricing and availability of telecommunications network capacity from a limited number of providers. If capacity is not available as the Company’s customers’ usage increases, the Company’s network may not be able to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, the Company’s business would suffer if its network suppliers increased the prices for their services and Interland proves unable to pass along any increased costs to its customers. Any failure on the part of the Company or the part of its third-party suppliers to achieve or maintain high data transmission capacity, reliability or performance could significantly reduce customer demand for its services, damage its business reputation and increase its costs.

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

Interland offers some customers a 99.9% service level warranty. Under these policies, it guarantees that those customers’ Web sites will be available at least 99.9% of the time in each calendar month for as long as the customer is using its Web hosting services. If the Company were to experience widespread system failure, it could incur significant costs under those warranties.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

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

SUBSTANTIAL FUTURE SALES OF SHARES BY SHAREHOLDERS COULD NEGATIVELY AFFECT INTERLAND’S STOCK PRICE. If Interland’s shareholders sell substantial amounts of the Company’s common stock in the public market, the market price of the Company’s common stock could decline. Under a shareholder agreement, Mr. Joel Kocher, the Company’s Chairman of the Board, President, and Chief Executive Officer, and some Interland-Georgia shareholders have agreed not to sell their shares of Interland common stock, representing approximately 12% of the Company’s outstanding common stock for a period of nine months after the closing of the Interland-Georgia merger, subject to limited exceptions. Additionally, the Micron Technology Foundation, which owns approximately 43% of the Company’s outstanding common stock, agreed not to sell Interland common stock beneficially held by it for a period of nine months after the closing of the Interland-Georgia merger, subject to limited exceptions. As a result, after these lockup provisions expire, approximately 55% of the Company’s outstanding common stock will be eligible for sale in the public market subject to volume limitations under Rule 144 of the Securities Act. Furthermore, these shareholders will have the right to require Interland to register their shares for sale pursuant to an existing registration rights agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company’s cash equivalents, liquid investments and a majority of its debt are at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of November 30, 2001, approximately 16% of the Company’s liquid investments mature within three months and 63% mature within one year. As of November 30, 2001, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values and has the ability and intent to hold these instruments to maturity. As a result, management believes that the market risk arising from its holding of financial instruments is minimal.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following are filed as part of this report: NONE.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interland, Inc.

(Registrant)

Dated: November 12, 2002	/s/ Allen L. Shulman

Allen L. Shulman
Senior Vice President, General Counsel and Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Joel J. Kocher, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of Interland, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:	November 12	, 2002	/s/ Joel J. Kocher

Joel J. Kocher
Chairman of the Board, President and
Chief Executive Officer

I, Allen L. Shulman, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of Interland, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:	November 12	, 2002	/s/ Allen L. Shulman

Allen L. Shulman
Senior Vice President, General
Counsel and Chief Financial Officer

EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certifications as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-Q/A covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.