Form 10-Q/A
period 2002-02-28
INTERLAND INC /MN/
filed 2002-11-12
CIK 854460

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the registrant’s Common Stock on April 10, 2002 was 137,369,981.

EXPLANATORY NOTE

We are filing this amendment to Form 10-Q to (1) adjust the consolidated financial statements (as more fully discussed in Note 13) to restate the Company’s 2002 financial statements for an inadvertent error regarding the calculation of deferred revenue which resulted in adjustments to revenue, deferred revenue, and the Company’s intangible asset balance (related to a corresponding understatement of deferred revenue assumed during one of the Company’s account acquisitions), (2) to separately present the provision for bad debt expense and restructuring costs as separate line items on the Statements of Operations, and (3) to amend in Item 2 the EBITDA disclosure to eliminate adjustments presented in the previous filing.

All of the information in this Form 10-Q/A is as of April 15, 2002, the date of the original Form 10-Q, and none of the forward-looking information contained herein has been updated beyond that date.

Page
Part I – Financial Information
1. Financial Statements
Consolidated Statements of Operations	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
3. Qualitative and Quantitative Disclosures about Market Risk	32
PART II – Other Information
2. Changes in Securities and Use of Proceeds	33
6. Exhibits and Reports on Form 8-K	34

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERLAND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)
(Unaudited)

	FOR THE QUARTER ENDED		FOR THE SIX MONTHS ENDED

	FEBRUARY 28,	March 1,	FEBRUARY 28,	March 1,
	2002	2001	2002	2001

	(Restated)		(Restated)
Revenues	$25,245	$14,466	$49,165	$27,992
Cost of revenues	13,789	9,196	27,923	18,724

Gross margin	11,456	5,270	21,242	9,268

Operating expenses:
Sales, marketing and technical support	13,757	8,698	26,929	18,251
General and administrative	10,756	10,522	23,853	21,461
Bad debt expense	2,422	881	3,003	1,197
Restructuring costs	(318)	—	(318)	—
Merger and integration costs	3,726	—	7,089	—
Other expense (income), net	1,032	424	628	(3,964)

Total operating expenses	31,375	20,525	61,184	36,945

Operating loss	(19,919)	(15,255)	(39,942)	(27,677)
Loss on investments, net	—	(1,509)	—	(2,882)
Interest income, net	68	2,588	319	4,407

Loss from continuing operations before taxes	(19,851)	(39,623)	(39,623)	(26,152)
Income tax benefit	—	4,472	—	8,070

Loss from continuing operations	(19,851)	(9,704)	(39,623)	(18,082)

Loss from discontinued operations, net of tax	—	(11,738)	—	(1,784)
Loss on disposal of discontinued operations	—	(147,500)	—	(147,500)

Total loss from discontinued operations	—	(159,238)	—	(149,284)

Net loss	$(19,851)	$(168,942)	$(39,623)	$(167,366)

Net loss per share, basic and diluted:
Continuing operations	$(0.14)	$(0.10)	$(0.29)	$(0.19)
Discontinued operations	—	(1.65)	—	(1.54)

	$(0.14)	$(1.75)	$(0.29)	$(1.73)

Number of shares used in per share calculations:
Basic and diluted	137,307	96,796	137,541	96,734

The accompanying notes are an integral part of the consolidated financial statements.

INTERLAND, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

AS OF	FEBRUARY 28, 2002	AUGUST 31, 2001

	(Restated)
ASSETS
Cash and cash equivalents	$74,581	$142,675
Short-term investments	18,500	31,468
Receivables, net of allowance of $2,157 and $1,810, respectively	17,692	11,576
Income taxes recoverable	5,262	23,847
Other current assets	2,818	4,223

Total current assets	118,853	213,789
Restricted investments	47,251	27,944
Property plant and equipment, net	59,467	59,849
Goodwill	104,752	104,406
Intangibles, net	41,871	17,216
Investments held to maturity	6,000	6,000
Other assets	59	76

Total assets	$378,253	$429,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$12,910	$5,751
Accrued expenses	37,913	57,676
Current portion of long-term debt	13,461	14,875
Deferred revenue	22,650	15,859

Total current liabilities	86,933	94,161
Long-term debt	18,814	24,231
Deferred revenue, long-term	2,084	1,563
Other liabilities	12,300	12,895

Total liabilities	120,132	132,850

Commitments and contingencies
Common stock, $.01 par value, authorized 200 million shares; issued and outstanding 137.2 million and 137.8 million shares, respectively	1,372	1,378
Additional capital	286,240	282,738
Warrants	1,690	1,690
Deferred compensation	(2,757)	(3,310)
Note receivable from shareholder	(2,735)	—
Retained earnings (accumulated deficit)	(25,689)	13,934

Total shareholders’ equity	258,121	296,430

Total liabilities and shareholders’ equity	$378,253	$429,280

The accompanying notes are an integral part of the consolidated financial statements.

INTERLAND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

FOR THE SIX MONTHS ENDED	FEBRUARY 28,	MARCH 1,
	2002	2001

	(Restated )
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,623)	$(167,366)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations
Loss from discontinued operations	—	149,284
Depreciation and amortization	15,370	11,263
Gain on sale of MCMS common stock	—	(4,500)
Provision for doubtful accounts	3,003	1,197
Other non-cash adjustments	1,475	—
Changes in operating assets and liabilities net of the effect of the acquisition transactions:
Receivables	(9,201)	(5,264)
Income tax recoverable	18,585	(9,205)
Other current assets	(131)	1,247
Accounts payable, accrued expenses and deferred revenue	(5,891)	(7,040)
Other	—	3,371

Cash used in operating activities of continuing operations	(16,413)	(27,013)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(7,481)	(13,762)
Purchases of held-to-maturity investment securities	(29,300)	(18,468)
Proceeds from maturities of held-to-maturity investments	42,268	80,274
Deposits of restricted cash	(19,161)	—
Proceeds from sale of MCMS stock	—	4,500
Acquisitions, net of cash acquired	(9,757)	—
Notes issued to related party	(2,735)	—
Other	—	(7,199)

Cash provided by (used in) investing activities of continuing operations	(26,166)	45,345

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	(9,510)	(1,119)
Proceeds from issuance of common stock	119	1,512
Purchase and retirement of stock	(7,278)	—

Cash provided by (used in) financing activities of continuing operations	(16,669)	393

Net cash provided by (used in) continuing operations	(59,248)	18,725
Net cash used in discontinued operations	(8,846)	(85,669)

Net decrease in cash and cash equivalents	(68,094)	(66,944)

Cash and cash equivalents at beginning of period	142,675	200,003

Cash and cash equivalents at end of period	$74,581	$133,059

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

Historically, the Company provided a variety of computer products and related services through its PC Systems, SpecTek, and Web hosting business segments. The Company disposed of its PC Systems and SpecTek business segments, which are reported as discontinued operations – See Footnote 3. “Discontinued Operations”. The Company’s Web hosting business remains as the Company’s sole continuing operation. Prior to its disposal, the PC Systems business consisted of developing, marketing, manufacturing, selling and supporting a wide range of desktop and notebook systems and network servers under the micronpc.com brand name and selling, reselling, and supporting a variety of additional peripherals, software and services. Prior to its disposal, the SpecTek business consisted of processing and marketing various grades of memory products in either component or module form for specific applications.

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

2.     SIGNIFICANT ACCOUNTING POLICIES

INTERIM UNAUDITED FINANCIAL INFORMATION — The accompanying unaudited consolidated financial statements as of February 28, 2002 and March 1, 2001 and for the three and six month periods then ended, have been prepared in accordance with generally accepted accounting principles for interim financial information. In management’s opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the three and six month periods ended February 28, 2002 are not necessarily indicative of the results that may be expected for the full year.

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

BASIS OF PRESENTATION — This report on Form 10-Q (“10-Q”) for the second quarter ended February 28, 2002 should be read in conjunction with the Company’s Annual Report on Form 10-K (“10-K”) for the fiscal year ended August 31, 2001. The Company’s operations are reported on a fiscal basis. During fiscal year 2001, the Company changed its year-end from a 52 or 53-week period ending on the Thursday closest to August 31, to a fiscal year and quarter ending on the calendar month-end. All references to periods including annual and quarterly are on a fiscal basis.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

RECENTLY ISSUED ACCOUNTING STANDARDS — In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets be amortized over their useful lives unless that life is determined to be indefinite. Intangible assets shall be evaluated annually to determine whether events and circumstances continue to support an indefinite useful life. An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company adopted SFAS No. 142 during the first quarter of fiscal 2002, which eliminated goodwill amortization starting in fiscal 2002. The Company has performed the first of the required impairment tests of goodwill existing as of September 1, 2001 and has determined that goodwill is not impaired.

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

PC SYSTEMS

On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC (“GTG PC”), an affiliate of the Gores Technology Group. Under the terms of the agreement, GTG PC received assets, which included $76.5 million in cash, and assumed specified liabilities of the PC Systems business. The loss on disposal was $212.2 million. Included in the loss on disposal are employee termination costs of approximately $15.4 million, of which $0.0 million and $0.3 million is included in the accompanying consolidated Balance Sheets under “Accrued liabilities” at February 28, 2002 and August 31, 2001, respectively. The Company retained all liabilities of the PC Systems business not assumed by GTG PC, including, for example, liabilities for taxes arising prior to the closing of the transaction, employee termination and related expenses, and any contingent liabilities arising prior to the closing date. In addition, the Company has agreed for a period of three years not to compete with the PC Systems business, and for two years, not to solicit or hire prior employees of the PC Systems business. For a transition period after the closing of the purchase, GTG PC

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

agreed to provide some information technology, financial, telecommunications and human resources services to the Company at its cost plus 10% during the first four months after the closing, and at its cost plus 25% for the following two months.

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

	FOR THE QUARTER ENDED	FOR THE SIX MONTHS ENDED
	MARCH 1, 2001	MARCH 1, 2001

(In thousands)
Net sales	298,052	$688,562

Loss before income taxes	(16,468)	(2,239)
Income tax benefit	4,730	455

Loss from discontinued operations, net of tax	(11,738)	(1,784)
Loss on disposal of discontinued operations net of tax	(147,500)	(147,500)

Loss from discontinued operations, net of tax	$(159,238)	$(149,284)

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

The liability related to this by restructuring program was $10.8 million and $12.5 million at February 28, 2002 and August 31, 2001, respectively. The Company expects to pay these liabilities by August 31, 2004. The following schedule reflects the changes in the accrual for the six months ended February 28, 2002:

			Employee
	Lease		termination
(In thousands)	abandonments	Other exit costs	benefits	Total

Balance at August 31, 2001	$8,721	$3,528	$229	$12,478
Cash paid	(746)	(409)	(229)	(1,384)
Other adjustments	—	(318)	—	(318)

Balance at February 28, 2002	$7,975	$2,801	$—	$10,776

The lease abandonment charge represents future lease payments for data centers and office facilities being exited. The other exit costs represent termination penalties for bandwidth and data connectivity contracts. In connection with the sale of the consumer dial-up accounts to SolutionPro, Inc., the Company assigned and transferred certain data connectivity contracts to SolutionPro, which released the Company from future termination penalties that had previously been accrued during the restructuring program. As such, the Company reversed the accrual for these termination penalties for which it is no longer obligated to pay. The amount of the adjustment is included in the above table as “Other adjustments”.

The Company has additional costs included in “Merger and integration costs” totaling $3.7 million and $7.1 million for the quarter and for the six month period ended February 28, 2002 for financial advisory services, legal, accounting, relocation, employee stay bonuses and other non-capitalizable expenses directly related to the merger and integration with Interland-Georgia. Included in the second quarter charge was approximately $1.1 million of employee severance, termination benefits and non-cash stock compensation expense for a reduction of the workforce of approximately 38 employees, of which approximately $0.4 million is included in the accompanying consolidated Balance Sheets under “Accrued liabilities” at February 28, 2002.

5.     ACQUISITIONS

In October 2001 and January 2002, the Company acquired the small-focused shared and dedicated Web hosting businesses of Interliant, Inc. and AT&T, respectively, resulting in the recognition of approximately $17.0 million of acquired intangible assets. These intangible assets will be amortized over a three year useful life.

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

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

In connection with the acquisition of CommuniTech.Net, the Company holds two notes receivable with balances totaling $2.7 million at February 28, 2002 from a seller of CommuniTech.Net. These notes, which bear interest at the rate of 5% per annum, mature on February 8, 2004 with interest only payments due quarterly. The loans are collateralized by 2,735,275 shares of the Company’s common stock. The receivable is shown on the balance sheet as a reduction in equity.

The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value

(In thousands)
Current assets	$502
Property and equipment	3,487
Intangible assets	10,804
Liabilities	(3,617)

Net assets acquired	$11,176

The Company is in the process of finalizing the purchase price allocation in accordance with SFAS No. 141, “Business Combinations”. The Company expects to finalize the purchase price allocation in the third quarter.

6.     ACQUIRED INTANGIBLES AND GOODWILL

	As of February 28, 2002

	Gross Carrying	Accumulated
	Amount	Amortization

(In Thousands)
Amortizable intangible assets:
Core technology	$12,000	$1,400
Customer account acquisitions	17,000	1,400
Trademarks	4,900	400
Other intangible assets	11,400	200

Total	$45,300	$3,400
Aggregate amortization expense:
For the six months ended February 28, 2002	$3,200
Estimated amortization expense:
For the year ended August 31, 2002	8,039
For the year ended August 31, 2003	9,700
For the year ended August 31, 2004	9,500
For the year ended August 31, 2005	4,838
For the year ended August 31, 2006	2,900

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

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

All intangible assets are amortized on a straight line basis over a weighted average of 4 years. Core technology is amortized over a weighted average of 5 years, Trademarks are amortized over a weighted average of 7 years and all other intangible assets are amortized on a weighted average of 3 years.

In connection with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, the following table discloses the Company’s loss and loss per share adjusted to exclude amortization of goodwill for all periods presented prior to the adoption of SFAS 142:

	For the quarter ended	For the six months ended
	March 1,	March 1,
	2001	2001

(In thousands)
Loss from continuing operations	$(9,704)	$(18,082)
Add back goodwill amortization	1,707	3,395

Adjusted loss from continuing operations:	$(7,997)	$(14,687)

Basic and diluted loss per share
Continuing operations	(0.10)	(0.19)
Goodwill amortization	.02	.04

Adjusted basic and diluted loss per share from Continuing operations	$(.08)	$(0.15)

7.     ACCRUED EXPENSES

	February 28, 2002	August 31, 2001

(In thousands)
Accrued payroll and related liabilities	$5,013	$7,694
Taxes payable	592	559
Accrued restructuring liabilities	10,776	12,478
Acquisition related liabilities	14,291	8,837
Accrued lease payments	1,868	3,398
Accrued legal liabilities	1,003	3,153
Accrued professional fees	144	2,070
Other	4,226	19,487

	$37,913	$57,676

8.     LOSS ON SALE OF CONNECTIVITY ACCOUNTS

On January 31, 2002, the Company entered into an agreement to sell substantially all of its Boise-based consumer dial-up accounts and certain data center assets to SolutionPro, Inc. The sale resulted in a net loss of $1.0 million, which is reported in the Statement of Operations under “Other expense (income), net”. The sale of these accounts is not expected to have a substantial impact on operating income and cash flows.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

9.     CONTINGENCIES

On October 2, 2001, Capetronic Computer USA filed a Complaint in Dallas County, Texas Court seeking damages of approximately $2.1 million for goods purchased by the Company’s PC Systems business. The Company removed the case to federal court in the Northern District of Texas, Dallas Division, and counterclaimed for legal fees Capetronic agreed to indemnify the Company for costs that were incurred on an unrelated patent lawsuit. These legal fees amount to approximately $1.3 million. This claim is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, possible loss or range of loss that may ultimately be connected with the matter. A Tolling and Dispute Resolution Agreement was entered between the parties on January 21, 2002, in Dallas County, Texas, and the lawsuit was dismissed on February 22, 2002. In connection with the Tolling and Dispute Resolution Agreement the Company paid $700,000 to Capetronic Computer USA. The parties are working to negotiate final resolution, subject to an arbitration requirement if a negotiated settlement cannot be reached.

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

10.     COMMON STOCK AND RELATED MATTERS

During the quarter ended February 28, 2002, the Micron Technology Foundation, which beneficially owned approximately 43% of the Company’s common stock, sold all its approximately 58.6 million shares of the Company’s common stock to institutional investors, together with the Company and four of its directors. The Company repurchased approximately 5.8 million shares of common stock from the Foundation at an aggregate cost of $7.3 million. These shares have been retired.

11.     OPERATING SEGMENT INFORMATION

The Company’s business activities are represented by a single industry segment, web site and applications hosting.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

12.     SUBSEQUENT EVENTS

On March 9, 2002, the US Government passed an economic stimulus package entitled the “Job Creation and Worker Assistance Act of 2002”. This law contains a business provision that temporarily extends the general tax NOL carryback period to five years. The five-year carryback period is available for tax losses occurring in 2001 and 2002. The Company estimates the carryback of these losses will result in a tax refund of approximately $60 million. The effects of this tax law change will be recorded during the third quarter of the Company’s fiscal year and the Company anticipates receiving this refund before the end of fiscal year 2002.

13.     RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

The Company is restating its financial statements for the period ended February 28, 2002 to correct an inadvertent error. The error resulted from an incorrect calculation of deferred revenue on month-to-month customer accounts and caused revenue for the quarter and the six months ended February 28, 2002 to be overstated by approximately $0.3 million and $1.3 million, respectively. Approximately $0.3 million of the error was an understatement of deferred revenue assumed during one of the Company’s account acquisitions, which resulted in a corresponding increase to the related customer account acquisition intangible asset. In this Form 10-Q/A, references or comparisons to results in the second quarter and six months of 2002 are to be restated results.

The effects of the restatement are as follows:

	For the quarter ended		For the six months ended

	February 28, 2002		February 28, 2002

Statement of Operations Data:	As reported	Restated	As reported	Restated

Revenues	$25,542	$25,245	$50,415	$49,165

Gross margin	11,753	11,456	22,492	21,242

Gross margin - %	46.0%	45.4%	44.6%	43.2%

Loss from operations	(19,622)	(19,919)	(38,692)	(30,942)

Loss before taxes and discontinued operations	(19,554)	(19,851)	(38,373)	(39,623)

Net loss	(19,554)	(19,851)	(38,373)	(39,623)

Loss per share	$(0.14)	$(0.14)	$(0.28)	$(0.29)

Balance Sheet Data:	February 28, 2002

Intangibles, net	$41,594	$41,871

Total assets	377,976	378,253

Deferred revenues (current and long-term)	23,208	24,734

Total liabilities	118,606	120,132

Total shareholder’s equity	$259,370	$258,121

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

All quarterly references are to the Company’s fiscal periods ended February 28, 2002, August 31, 2001, or March 1, 2001 unless otherwise indicated. All annual references are also on a fiscal basis, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

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

The Company was originally established on April 7, 1995 as Micron Electronics, Inc. through the merger of three businesses: Micron Computer, Inc., Micron Custom Manufacturing Services, Inc. and ZEOS International, LTD. The Web hosting business, the Company’s continuing operation, was developed through the acquisition and integration of six companies between 1999 and 2002. On August 2, 1999, the Company acquired 100% of the outstanding stock of NetLimited, Inc. d.b.a. “HostPro”, a Web and applications hosting provider. On September 2, 1999, the Company acquired the property and equipment of Micron Internet Services, formerly a division of Micron Technology, a provider of dedicated, nationwide dial-up and broadband Internet access, virtual private network solutions and e-commerce services. On December 14, 1999, the Company acquired LightRealm, Inc. a Kirkland, Washington-based Web and applications hosting and Internet access company serving small- and medium-sized businesses. On March 16, 2000, the Company acquired Worldwide Internet Publishing Corporation, a Boca-Raton, Florida-based Web hosting company that also served small- and medium-sized businesses. On August 6, 2001, the Company acquired Interland, Inc. (“Interland-Georgia”), an Atlanta, Georgia-based provider of a broad range of Web hosting, applications hosting and other related Web-based business solutions specifically designed to meet the needs of small- and medium-sized businesses. In connection with the acquisition of Interland-Georgia, Micron Electronics, Inc. changed its name to Interland, Inc. and its trading symbol to “INLD.” On November 30, 2001, Interland-Georgia was merged into the Company. On October 29, 2001, the Company announced the acquisition of the small business-focused shared and unmanaged dedicated retail Web hosting business of Interliant, Inc. On January 25, 2002, the Company announced the acquisition of the small business- focused shared and dedicated Web hosting assets of AT&T relating to AT&T small-business hosting service and business ready dedicated hosting services. On February 8, 2002, the Company acquired CommuniTech.Net, Inc., a Kansas City, Missouri-based Web hosting company. The Company’s principal executive offices are located in Atlanta, Georgia.

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

Interland’s business is rapidly evolving and has a limited operating history. As a result, the Company believes that period-to-period comparisons of its revenues and operating results, including its cost of revenues and other operating expenses as a percentage of total

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

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

•	Revenue Recognition. Revenues from continuing operations are primarily generated from shared and dedicated hosting services, e-commerce services, applications hosting, domain name registration services, and other Web hosting-related products and services. Revenues are recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to 24 months and typically require payments in advance. These payments, including set-up fees for hosting services, are deferred and recognized ratably over our estimate of the customers’ expected service period. Deferred revenues represent the liability for advance billings to customers for services not yet provided.

•	Valuation of Accounts Receivable. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of our customers. Significant portions of customer payments are made by credit cards. Each month management reviews historical charge-back and cancellation patterns and records an allowance based on historical results as well as management judgment. Additionally, each month management reviews the aged receivables balance and records an allowance for uncollectible accounts based on the age of the outstanding receivable balances, trends in outstanding balances and management judgment. As a result of these analyses, we believe the current allowance is adequate to cover any bad debts as of the date of the balance sheet. Actual results differing from this estimate could have a material impact on our results of operations and cash flows.

•	Property, Plant and Equipment. We utilize significant amounts of property, plant and equipment in providing service to our customers. We utilize straight-line depreciation for property and equipment over our estimate of their useful lives. Changes in technology or changes in the intended use of property, plant and equipment may cause the estimated period of use or the value of these assets to change. We perform an annual analysis to confirm the appropriateness of estimated economic useful lives for each category of current property, plant, and equipment. Additionally, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting depreciable lives and testing for recoverability require both judgment and estimates.

•	Goodwill and Intangible Assets. We periodically evaluate goodwill and intangible assets for potential impairment indicators. If impairment indicators exist we measure the impairment through the use of discounted cash flows. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational considerations. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired. Goodwill is no longer amortized, but instead is subject to impairment tests at least annually. Other intangible assets are amortized over our estimate of their period of benefit.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

•	Contingencies. We are subject to proceedings, lawsuits and other claims related to class action lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary to assess any contingencies. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

•	Discontinued Operations. In connection with the 2001 sale and discontinuance of our operations related to our PC Systems and Spectek businesses, we recorded an estimate of all retained liabilities. Such amount is subject to final determination with the purchaser, which could result in a revision in the estimated loss on disposal of discontinued operations. Actual results differing from our estimates related to our discontinued operations could have a material impact on our financial position and liquidity and require additional losses from discontinued operations.

•	Restructuring and Acquisition Related Liabilities. We have remaining reserves related to our restructuring program approved and implemented in the fourth quarter of fiscal year 2001 in connection with our acquisition of Interland-Georgia. These remaining liabilities represent our estimate of future lease payments for data centers and office facilities being exited that cannot be recovered through subleases and termination penalties for bandwidth and data connectivity contracts we are no longer utilizing.

RESULTS OF CONTINUING OPERATIONS

The Company’s consolidated financial information presents the net effect of discontinued operations separate from the results of the Company’s continuing operations. The Company’s financial results only reflect the results of Interland-Georgia and CommuniTech.Net from the dates of acquisition forward. Historical financial information has been reclassified to present consistently

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

the discontinued operations, and the discussion and analysis that follows generally focuses on continuing operations. The following table sets forth, for the periods indicated, items included in the Company’s consolidated statements of operations, stated as a percentage of revenues:

	For the quarter ended		For the six months ended

	FEBRUARY 28,	March 1,	FEBRUARY 28,	March 1,
	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	54.6	63.6	56.8	66.9

Gross margin	45.4	36.4	43.2	33.1

Operating expenses:
Sales, marketing and technical support	54.5	60.1	54.8	65.2
General and administrative	42.6	72.7	48.5	76.7
Bad debt expense	9.6	6.1	6.1	4.3
Restructuring costs	(1.3)	—	(0.6)	—
Merger and integration costs	14.8	—	14.4	—
Other expense (income), net	4.1	2.9	1.3	(14.2)

Total operating expenses	124.3	141.9	124.5	132.0
Operating loss	(78.9)	(105.5)	(81.3)	(98.9)
Loss on investments, net	—	(10.4)	—	(10.3)
Interest income, net	0.3	17.9	0.6	15.7

Loss from continuing operations before taxes	(78.6)	(98.0)	(80.7)	(93.4)
Income tax benefit	—	30.9	—	28.8

Loss from continuing operations	(78.6)%	(67.1)%	(80.7)%	(64.6)%

REVENUES

	For the quarter ended		For the six months ended

	FEBRUARY 28,	March 1,	FEBRUARY 28,	March 1,
	2002	2001	2002	2001

Hosting revenue	$23,581	$9,977	$45,113	$18,610
Other revenue	1,664	4,489	4,052	9,382

Total Revenues	$25,245	$14,466	$49,165	$27,992

Total revenues increased $10.8 million, or 74.5%, and $21.2 million, or 75.6%, respectively, for the quarter and for the six months ended February 28, 2002 when compared to the same periods of the prior fiscal year. Revenues for the first two quarters of 2002 reflect the acquisition of Interland-Georgia.

Hosting revenues increased 136.3% to $23.6 million and 142.4% to $45.1 million, respectively, for the quarter and for the six months ended February 28, 2002 when compared to the same periods from the prior fiscal year. Hosting revenues are comprised of shared and dedicated hosting services and domain name registrations. The growth in hosting revenues has been driven by new customer growth, acquisitions, and upgrading existing customers. The Company maintained nearly 400,000 paid hosted Web sites at the end of the second quarter of fiscal 2002, compared to approximately 138,000 at the end of the second quarter of fiscal 2001.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Other revenues decreased 62.9% to $1.7 million and 56.8% to $4.1 million, respectively, for the quarter and for the six months ended February 28, 2002 when compared to the same period from the prior fiscal year. Other revenues are comprised of e-commerce and other applications hosting services, other Web hosting-related products and services, internet connectivity fees and equipment sales to customers. The decrease in other revenue is due to the sale of substantially all of the consumer dial-up accounts as the Company’s strategy moved away from connectivity services and the sale of hardware. The sale of these accounts and the change in strategy is not expected to have a substantial impact on future operating income.

     COST OF REVENUES

Cost of revenues increased 49.9% and 49.1% to $13.8 million and $27.9 million, respectively, for the quarter and for the six months ended February 28, 2002 from $9.2 million and $18.7 million in the same periods of the prior year. The increase in cost of revenues was primarily related to depreciation and leasing costs for data centers and equipment, telecommunications and Internet access costs, and technical personnel costs. The Company’s cost of revenues as a percentage of revenues decreased to 54.6% and 56.8% for the quarter and six month periods ended February 28, 2002 from 63.6% and 66.9% for the same periods of the prior year. The Company anticipates that costs of revenues will continue to increase in absolute dollars, but decline as a percentage of revenues as the Company continues to grow and executes its strategy to achieve a more cost-effective scale of operations.

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

     GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 2.2% and 11.1% to $10.8 million and $23.9 million, respectively, for the quarter and for the six months ended February 28, 2002 from $10.5 million and $21.5 million in the same period of the prior year. The increase in general and administrative expenses was primarily related to increased billing, accounting, information technology and other general and administrative personnel costs related to the acquisition of Interland-Georgia, amortization of intangible assets acquired during the Interland-Georgia acquisition, consulting fees and outsourced billing and collection transition service costs on acquired accounts.

General and administrative is mainly comprised of compensation and related expenses, occupancy costs, and depreciation and amortization of capital and intangible assets related to the engineering, development and administrative functions.

     BAD DEBT EXPENSE

Bad debt expense increased 174.9% and 150.9% to $2.4 million and $3.0 million, respectively, for the quarter and for the six months ended February 28, 2002 from $0.9 million and $1.2 million in the same periods of the prior year. The increase in bad debt expense during the three and six months ended February 28, 2002 was primarily related to the acquisition of customer accounts of Interland-Georgia, CommuniTech.Net, Interliant, and AT&T. Following these transactions, the Company experienced short term customer churn and "breakage" during the account integration and migration process.

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

In connection with the sale of the consumer dial-up accounts to SolutionPro, Inc., the Company assigned and transferred certain data connectivity contracts to SolutionPro, which released the Company from future termination penalties that had previously been accrued during the restructuring program. As such, the Company reversed certain accruals in the amount $0.3 million for these termination penalties for which it is no longer obligated to pay.

     MERGER AND INTEGRATION COSTS

For the quarter and six months ended February 28, 2002, the Company incurred $3.7 million and $7.1 million, respectively, in additional costs related to the continuation of its merger and integration plan. Included in the second quarter charge was approximately $1.1 million of employee severance, termination benefits and non-cash stock compensation expense for a reduction of the workforce of approximately 38 employees, of which approximately $0.4 million is included in the accompanying consolidated Balance Sheets under “Accrued liabilities” at February 28, 2002.

     INTEREST INCOME, NET

Interest income, net decreased to $.07 million and $.32 million for the quarter and for the six months ended February 28, 2002 from $2.6 million and $4.4 million for the same periods of the prior year. Interest income, net consists of interest income earned on the Company’s invested cash and liquid investments, less interest expense on debt. The reduction in interest income, net is primarily due

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

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

DISCONTINUED OPERATIONS

     PC SYSTEMS

The Company discontinued the operations of its PC Systems business segment, which was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC, (“GTG PC”) an affiliate of the Gores Technology Group. In fiscal 2001, the Company recognized an estimated loss on disposal of the PC Systems business of $212.2 million. Included in the loss on disposal are employee termination costs of approximately $15.4 million, of which $0.0 million and $0.3 million is included in the accompanying consolidated Balance Sheets under “Accrued liabilities” at February 28, 2002 and August 31, 2001, respectively.

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

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

The Company’s EBITDA (loss from continuing operations, excluding interest income (expense), income taxes, and depreciation and amortization), was a loss of $11.4 million and $24.6 million for the quarter and six months ended February 28, 2002 compared with a loss of $13.2 and $19.3 million for the same periods of the prior year. The decrease in EBITDA loss was primarily due to increased revenues and gross margins for the periods offset by additional sales, technical support, general and administrative personnel costs resulting from the acquisitions of Interland-Georgia and CommuniTech.Net. Included in the Company’s net loss from continuing operations were $3.7 million and $7.1 million of merger and integration charges and $1.0 and $0.7 million of loss on the sale of connectivity accounts, and a reduction in the amount of ($0.3) million and ($0.3) million for the three and six months ended February 28, 2002. Management believes it is useful to separately identify these items included in the Company’s results as these expenditures are non-recurring in nature. EBITDA is not an indicator of performance under generally accepted accounting principles and may not be comparable to information reported by other companies. In addition, it does not replace gross profit (loss), net income (loss), or operating income (loss) as indicators of our operating performance.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Reconciliation of loss from continuing operations to EBITDA is as follows:

	For the quarter ended		For the six months ended

	FEBRUARY 28,	March 1,	FEBRUARY 28,	March 1,
	2002	2001	2002	2001

Loss from continuing operations	$(19,851)	$(9,704)	$(39,623)	$(18,082)
Depreciation and amortization	8,481	3,521	15,370	11,263
Interest income, net	(68)	(2,588)	(319)	(4,407)
Income tax benefit	—	(4,472)	—	(8,070)

EBITDA	$(11,438)	$(13,243)	$(24,572)	$(19,296)

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

As of February 28, 2002, the Company had $146.3 million in cash and cash equivalents, investments and restricted investments. This represents a decrease of $61.8 million compared to August 31, 2001. Cash used during the six month period includes approximately $35.0 million for operations, net of an $18.5 million income tax refund, as well as $19.2 million for deposits of temporarily restricted cash, $9.5 million for repayments of debt, $7.3 million for the re-purchase of the Company’s common stock, $8.8 million for

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

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

On March 9, 2002, the US Government passed an economic stimulus package entitled the “Job Creation and Worker Assistance Act of 2002”. This law contains a business provision that temporarily extends the general tax NOL carryback period to five years. The five-year carryback period is available for tax losses occurring in 2001 and 2002. The Company estimates the carryback of these losses will result in a tax refund of approximately $60 million. The effects of this tax law change will be recorded during the third quarter of the Company’s fiscal year and the Company anticipates receiving this refund before the end of fiscal year 2002.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

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

INTERLAND HAS INCURRED LOSSES SINCE INCEPTION. The Company has incurred net losses and losses from operations for each period from inception through the second quarter of fiscal 2002. Interland expects to generate positive free cash flow from ongoing operations by the end of fiscal 2002 (free cash flow consists of EBITDA, as defined in MD&A, plus cash used for capital expenditures). Operating expenses could increase as a result of adapting network infrastructure to accommodate additional customers, increasing sales and marketing efforts, broadening customer support capabilities, integrating the Interland-Georgia, HostPro and CommuniTech.Net businesses and expanding administrative resources in anticipation of future growth. To the extent that increased revenues do not offset increases in expenses, the Company’s results of operations and financial condition would be materially affected. Even if Interland achieves profitability and positive cash flow, it may not be able to sustain or improve those results on a quarterly or annual basis in the future.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

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

INTERLAND’S STOCK PRICE MAY BE VOLATILE. The market price of the Company’s common stock has experienced a significant decline. The price has been and is likely to continue to be highly volatile due to several factors, such as:

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

INTERLAND’S TARGET MARKET PRESENTS SUBSTANTIAL RISKS. The Company intends to concentrate on serving small- and medium-sized businesses (“SMB”). The SMB market contains many businesses that will not be successful, and are consequently at substantially greater risk for non-collectible accounts receivable, and for non-renewal. Moreover, a significant portion of this target market is highly sensitive to price, and may be lost to a low-price competitor. Because few businesses in this target market employ trained technologists, they tend to generate a high number of customer service and technical support calls. The expense of responding to these calls is considerable, and the expense is likely to increase in direct proportion to revenue, potentially limiting the scalability of the

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

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

IF THE COMPANY DOES NOT SUCCESSFULLY INTEGRATE THE OPERATIONS AND PERSONNEL OF INTERLAND-GEORGIA IN A TIMELY MANNER, THIS WILL DISRUPT ITS BUSINESS AND COULD NEGATIVELY AFFECT ITS OPERATING RESULTS. The Company’s merger with Interland-Georgia involves risks related to the integration and management of Interland-Georgia’s operations and personnel. The integration is complex, time consuming and expensive process and may disrupt the Company’s business if not completed in a timely and efficient manner. The Company must operate as a combined organization utilizing common information and telecommunications systems, operating procedures, financial controls and human resources practices.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

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

IMPAIRMENT OF INTERLAND’S INTELLECTUAL PROPERTY RIGHTS COULD NEGATIVELY AFFECT ITS BUSINESS OR COULD ALLOW COMPETITORS TO MINIMIZE ANY ADVANTAGE THAT INTERLAND’S PROPRIETARY TECHNOLOGY MAY GIVE IT. The Company relies on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in its services. At this point, Interland has no patented technology that would preclude or inhibit competitors from entering the Web hosting market that it serves. While the Company may file patent applications on particular aspects of its technology, it cannot be sure that it will receive any patents. While it is the Company’s practice to require all of its employees to enter into agreements containing non-disclosure, non-competition and non-solicitation restrictions and covenants, and while its agreements with some of its customers and suppliers include provisions prohibiting or restricting the disclosure of proprietary information, the Company cannot be sure that these

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

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

The Company is defending an employee class action lawsuit claim filed in the U.S. District Court for Idaho. The case involves alleged violations of the Fair Labor Standards Act, particularly failures to pay non-exempt employees overtime for hours worked in excess of 40 in a week as well as other alleged violations of the FLSA and state wage and hour laws. No class has been certified in the case. The case is currently in the early stages of discovery, and the Company is therefore unable to estimate total expenses, possible loss or range of loss that may ultimately be connected with the matter. The parties are presently developing a plan to mediate the dispute subject to

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

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

Interland believes that its ability to compete successfully also depends upon the continued compatibility of its services with products offered by various vendors. Enhanced or newly developed third-party products may not be compatible with the Company’s infrastructure, and such products may not adequately address the needs of its customers. Although Interland currently intends to support emerging standards, industry standards may not be established, and, even if they are established, the Company may not be able

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

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

INTERLAND’S DATA CENTERS AND NETWORKS MAY BE VULNERABLE TO SECURITY BREACHES. A significant barrier to electronic commerce and communications is the need for secure transmission of confidential information over public networks. Some of the Company’s services rely on security technology licensed from third parties that provides the encryption and authentication necessary to effect the secure transmission of confidential information. Despite the design and implementation of a variety of network security measures by the Company, unauthorized access, computer viruses, accidental or intentional actions and other disruptions could occur. In the past, the Company has experienced, and in the future it may experience, delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. In addition, inappropriate use of the network by third

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

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

INTERLAND’S BUSINESS MAY BE IMPACTED BY GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES. Only a small body of laws and regulations currently applies specifically to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, however, laws and regulations with respect to the Internet may be adopted at federal, state and local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

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

SUBSTANTIAL FUTURE SALES OF SHARES BY SHAREHOLDERS COULD NEGATIVELY AFFECT INTERLAND’S STOCK PRICE. If Interland’s shareholders sell substantial amounts of the Company’s common stock in the public market, the market price of the Company’s common stock could decline. Under a shareholder agreement, Mr. Joel Kocher, the Company’s Chairman of the Board, President, and Chief Executive Officer, and some Interland-Georgia shareholders have agreed not to sell their shares of Interland common stock, representing approximately 12% of the Company’s outstanding common stock through May 6, 2002, subject to limited exceptions. Additionally, Micron Technology Foundation, which beneficially owned approximately 43% of our outstanding common stock at the time of the Interland-Georgia transaction, also agreed not to sell our shares for nine months, subject to limited exceptions. The parties who purchased the shares held by that Foundation agreed to observe the same restrictions. These shareholders have the right to require the Company to register their shares for sale pursuant to an existing registration rights agreement. After February 6, 2003, the shares purchased from the Foundation will also be eligible for resale on the public markets without registration, subject to volume limitations and holding period requirements imposed by Rule 144 of the Securities Act.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company’s cash equivalents, liquid investments and a majority of its debt are at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of February 28, 2002, approximately 76% of the Company’s liquid investments mature within three months and 76% mature within one year. As of February 28, 2002, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values and has the ability and intent to hold these instruments to maturity. As a result, management believes that the market risk arising from its holding of financial instruments is minimal.

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

PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following are filed as a part of this report:

Exhibit	Description
10.109(1)	February 8, 2002 Investor Rights Agreement by and among Interland, Inc., PAR Investment Partners, L.P., Hartford Capital Appreciation Fund, and certain other stockholders.

10.110(1)(2)	Agreement and Plan of Merger dated as of February 8, 2002, by and between CommuniTech.Net, Inc., Montana Acquisition Company, Inc., Interland, Inc., Gabriel Murphy, and Bryan Heitman.

(1)	Previously filed.

(2)	Schedules and exhibits have been omitted from this exhibit, 10.110. A list of omitted schedules and exhibits is set forth immediately following the table of contents of the exhibit. Copies will be provided to the Commission upon request.

(3)	Filed herewith.

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