Form 10-Q/A
period 2002-05-31
INTERLAND INC /MN/
filed 2002-11-12
CIK 854460

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

EXPLANATORY NOTE

We are filing this amendment to Form 10-Q to (1) adjust the consolidated financial statements (as more fully discussed in Note 13) to restate the Company's 2002 financial statements for an inadvertent error regarding the calculation of deferred revenue which resulted in adjustments to revenue, deferred revenue, and the Company's intangible asset balance (as related to a corresponding understatement of deferred revenue assumed during one of the Company's account acquisitions), (2) to separately present the provision for bad debt expense and restructuring costs as separate line items on the Statements of Operations, (3) include in Item 1 additional footnote disclosure to provide supplemental pro forma information on a combined basis that discloses the results of operations for all periods presented as though the business combinations had been completed as of the beginning of the periods being reported on, (4) include in Item 2 additional trend disclosure, and (5) to amend in Item 2 the EBITDA disclosure to eliminate adjustments presented in the previous filing.

All of the information in this Form 10-Q/A is as of July 15, 2002, the date of the original Form 10-Q, and none of the forward-looking information contained herein has been updated beyond that date.

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

INTERLAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands except per share amounts)
(Unaudited)

	For the quarter ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2002	2001	2002	2001

	(Restated)		(Restated)
Revenues	$24,719	$15,395	$73,886	$43,386
Cost of revenues	13,085	9,715	41,009	28,438

Gross margin	11,634	5,680	32,877	14,948

Operating expenses:
Sales, marketing and technical support	12,349	9,509	39,278	27,760
General and administrative	9,984	9,503	33,836	30,962
Bad debt expense	2,612	421	5,616	1,619
Restructuring costs	(668)	—	(986)	—
Other expense, net	117	29	745	565
Merger and integration costs	766	—	7,855	—

Total operating expenses	25,160	19,462	86,344	60,906

Operating loss	(13,526)	(13,782)	(53,467)	(45,958)
Loss on investments	—	(2,037)	—	(4,919)
Gain on sale of investment	—	—	—	4,500
Interest income (expense), net	(25)	2,082	293	6,489

Loss from continuing operations before taxes	(13,551)	(13,737)	(53,174)	(39,888)
Income tax benefit	64,242	4,625	64,242	12,694

Income (loss) from continuing operations	50,691	(9,112)	11,068	(27,194)

Loss from discontinued operations, net of tax	—	—	—	(1,784)
Loss on disposal of discontinued operations	(4,562)	(31,442)	(4,562)	(178,942)

Total loss from discontinued operations	(4,562)	(31,442)	(4,562)	(180,726)

Net income (loss)	$46,129	$(40,554)	$6,506	$(207,920)

Basic net income (loss) per share:
Continuing operations	$0.37	$(0.09)	$0.08	$(0.28)
Discontinued operations	(0.03)	(0.33)	(0.03)	(1.87)

	$0.34	$(0.42)	$0.05	$(2.15)

Diluted net income (loss) per share:
Continuing operations	$0.36	$(0.09)	$0.08	$(0.28)
Discontinued operations	(0.03)	(0.33)	(0.03)	(1.87)

	$0.33	$(0.42)	$0.05	$(2.15)

Number of shares used in per share calculations:
Basic	136,366	96,856	137,187	96,390
Diluted	139,293	96,856	139,080	96,390

The accompanying notes are an integral part of the consolidated financial statements.

Interland, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

As of	May 31, 2002	August 31, 2001

	(Restated)
ASSETS
Cash and cash equivalents	$108,678	$142,675
Short-term investments	22,900	31,468
Receivables, net of allowance of $2,910 and $1,810, respectively	15,967	11,576
Income taxes recoverable	3,088	23,847
Other current assets	3,235	4,223

Total current assets	153,868	213,789
Restricted investments	34,475	27,944
Property plant and equipment, net	58,689	59,849
Goodwill	114,304	104,406
Intangibles, net	49,483	17,216
Investments held to maturity	6,012	6,000
Other assets	130	76

Total assets	$416,961	$429,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$7,919	$5,751
Accrued expenses	35,505	57,676
Current portion of long-term debt and capital lease obligations	14,250	14,875
Deferred revenue	23,596	15,859

Total current liabilities	81,270	94,161
Long-term debt and capital lease obligations	17,091	24,231
Deferred revenue, long-term	1,634	1,563
Other liabilities	11,933	12,895

Total liabilities	111,928	132,850

Commitments and contingencies (see Note 9)
Common stock, $.01 par value, authorized 210 million shares; issued and outstanding 137.6 million and 137.8 million shares, respectively	1,376	1,378
Additional capital	286,742	282,738
Warrants	1,690	1,690
Deferred compensation	(2,480)	(3,310)
Note receivable from shareholder	(2,735)	—
Retained earnings	20,440	13,934

Total shareholders’ equity	305,033	296,430

Total liabilities and shareholders’ equity	$416,961	$429,280

The accompanying notes are an integral part of the consolidated financial statements.

Interland, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

For the nine months ended	May 31,	May 31,
	2002	2001

	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,506	$(207,920)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities from continuing operations
Loss from discontinued operations	4,562	180,726
Depreciation and amortization	25,293	17,106
Gain on sale of investment	—	(4,500)
Loss on equity investment	—	4,919
Provision for doubtful accounts	5,615	1,619
Other non-cash adjustments	4,019	(1,103)
Changes in operating assets and liabilities net of the effect of the acquisition transactions:
Receivables	(10,363)	(24,603)
Income tax recoverable	18,585	—
Other current assets	(336)	1,029
Accounts payable, accrued expenses and deferred revenue	(16,168)	(3,468)
Other	—	(769)

Cash provided by (used in) operating activities of continuing operations	37,713	(36,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(8,991)	(18,176)
Purchases of held-to-maturity investment securities	(69,042)	(116,344)
Proceeds from maturities of held-to-maturity investments	77,598	167,500
Deposits of restricted cash	(6,385)	—
Proceeds from sale of investment	—	4,500
Equity investments	—	(3,511)
Acquisitions, net of cash acquired	(32,505)	—
Notes issued to related party	(2,735)	—
Other	—	(483)

Cash provided by (used in) investing activities of continuing operations	(42,060)	33,486

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	(12,740)	(1,948)
Proceeds from issuance of common stock	626	915
Purchase and retirement of common stock	(7,278)	—

Cash used in financing activities of continuing operations	(19,392)	(1,033)

Net cash used in continuing operations	(23,739)	(4,511)
Net cash used in discontinued operations	(10,258)	(81,094)

Net decrease in cash and cash equivalents	(33,997)	(85,605)
Cash and cash equivalents at beginning of period	142,675	200,002

Cash and cash equivalents at end of period	$108,678	$114,397

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

The Company incurred additional costs included in “Merger and integration costs” totaling $0.8 million and $7.9 million for the quarter and for the nine month period ended May 31, 2002 for financial advisory services, legal, accounting, relocation, employee stay bonuses and other non-capitalizable expenses directly related to the merger and integration with Interland-Georgia. Included in the third quarter charge was approximately $0.3 million of employee severance and termination benefits and $0.5 million of relocation and professional services.

INTERLAND, INC.
Notes to Consolidated Financial Statements — Continued
(Unaudited)

5. Acquisitions

In October 2001, January 2002 and May 2002, the Company acquired the small business-focused shared and dedicated Web hosting customer accounts of Interliant, Inc., AT&T, and Burlee Networks LLC, respectively, resulting in the recognition of approximately $25.1 million of acquired intangible assets. The final purchase price of these account acquisitions is contingent upon certain revenue thresholds earned over a future period of time, and accordingly, the final purchase price for these acquisitions is subject to change. These intangible assets are being amortized over a three-year useful life.

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

The following unaudited pro forma information reflects the historical statement of operations of CommuniTech.Net and Dialtone Internet with the historical consolidated statement of operations of Interland for all periods presented. Additionally, the results of operations for the three and nine months ended May 31, 2001 include pro forma consolidated results of operations of Interland-Georgia as if the acquisition of Interland-Georgia had occurred at the beginning of 2001, after giving effect to certain adjustments, including amortization of intangibles, depreciation, and related income tax effects. The unaudited pro forma information is based on estimates and assumptions. These estimates and assumptions have been made solely for purposes of developing this pro forma information. Unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations of future periods or the results that actually would have been realized had the entities been a single entity during these periods.

	For the quarter ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2002	2001	2002	2001

(In thousands)	Unaudited	Unaudited	Unaudited	Unaudited

Revenues from continuing operations	$26,183	$30,916	$82,910	$85,758
Loss from continuing operations before taxes	(14,976)	(30,452)	(56,167)	(98,335)
Income tax benefit (expense)	$64,242	—	64,060	—
Net income (loss) from continuing operations	$49,266	$(30,452)	$7,893	$(98,335)
Earnings (loss) per share from continuing operations:
Basic	$0.36	$(0.21)	$0.06	$(0.69)
Diluted	$0.35	$(0.21)	$0.06	$(0.69)
Number of shares used for calculation:
Basic	136,366	142,325	139,844	141,859
Diluted	139,293	142,325	141,737	141,859
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

The Company adopted FAS 141 and 142 effective September 1, 2001. Upon adoption of FAS 142, the Company no longer amortizes goodwill. The following table reflects net income (loss) adjusted to exclude amortization expense recognized in the periods presented related to goodwill:

	For the quarter ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2002	2001	2002	2001

(In thousands)

Net income (loss) from continuing operations as reported	$50,691	$(9,112)	$11,068	$(27,194)
Add back goodwill amortization	—	1,540	—	5,102

Adjusted net income (loss) from continuing operations:	$50,691	$(7,572)	$11,068	$(22,092)

Basic income (loss) per share
Continuing operations as reported	0.37	(0.09)	0.08	(0.28)
Goodwill amortization	—	0.02	—	0.05

Adjusted basic income (loss) per share from continuing operations:	$0.37	$(0.07)	$0.08	$(0.23)

Diluted income (loss) per share
Continuing operations as reported	0.36	(0.09)	0.08	(0.28)
Goodwill amortization	—	0.02	—	0.05

Adjusted diluted income (loss) per share from continuing operations:	$0.36	$(0.07)	$0.08	$(0.23)

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

The following table summarizes intangible assets by asset class and related accumulated amortization as required by FAS 142:

	As of May 31, 2002		As of August 31,2002
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

(In Thousands)

Amortizable intangible assets:
Core technology	$12,480	$2,046	$12,000	$200
Customer account acquisitions	25,069	3,252	—	—
Trademarks	5,400	615	4,900	58
Other intangible assets	1,161	314	600	26

Total	$44,110	$6,227	$17,500	$284

Unamortizable intangible assets:	$11,600

Aggregate amortization expense:
For the three and nine months ended May 31, 2002	$2,807	$5,975

Estimated amortization expense:
For the year ended August 31, 2002		$9,160
For the year ended August 31, 2003		13,034
For the year ended August 31, 2004		12,777
For the year ended August 31, 2005		7,110
For the year ended August 31, 2006		2,909

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

13. Restatement of Quarterly Financial Statements

The Company is restating its financial statements for the period ended May 31, 2002 to correct an inadvertent error. The error resulted from an incorrect calculation of deferred revenue on month-to-month customer accounts and caused revenue for the quarter and the nine months ended May 31, 2002 to be overstated by approximately $1.7 million and $2.9 million, respectively. In the quarter ended February 28, 2002, $0.3 million of the error was an understatement of deferred revenue assumed during one of the Company's account acquisitions, which resulted in a corresponding increase to the related customer account acquisition intangible asset. In this Form 10-Q/A, references or comparisons to results in the quarter and nine months ended May 31, 2002 are to the restated results.

       The effects of the restatement are as follows:

	For the quarter ended		For the nine months ended

	May 31, 2002		May 31, 2002

	As reported	Restated	As reported	Restated
(In thousands)
Statement of Operations Data:
Revenues	$26,390	$24,719	$76,806	$73,886
Gross margin	13,305	11,633	35,797	32,877
Gross margin - %	50.4%	47.1%	46.6%	44.5%
Loss from operations	(11,855)	(13,527)	(50,547)	(53,467)
Loss before taxes and discontinued operations	(11,880)	(13,552)	(50,254)	(53,174)
Net income	47,800	46,128	9,426	6,506
Basic income per share	0.35	0.34	0.07	0.05
Diluted income per share	$0.35	$0.33	$0.07	$0.05

	May 31, 2002

Balance Sheet Data:
Intangibles, net	$49,206	$49,483
Total assets	416,684	416,961
Deferred revenues (current and long-term)	22,033	25,230
Total liabilities	108,731	111,928
Total shareholder’s equity	$307,953	$305,033

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

	For the quarter ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	52.9	63.1	55.5	65.5

Gross margin	47.1	36.9	44.5	34.5

Operating expenses:
Sales, marketing and technical support	50.0	61.8	53.2	64.0
General and administrative	40.4	61.7	45.8	71.4
Bad debt expense	10.6	2.7	7.6	3.7
Restructuring costs	(2.7)	—	(1.3)	—
Other expense, net	0.5	0.2	1.0	1.3
Merger and integration costs	3.1	—	10.6	—

Total operating expenses	101.9	126.4	116.9	140.4
Operating loss	(54.8)	(89.5)	(72.4)	(105.9)
Loss on investments, net	—	(13.2)	—	(0.9)
Interest income (expense), net	(0.1)	13.5	0.4	14.9

Loss from continuing operations before taxes	(54.9)	(89.2)	(72.0)	(91.9)
Income tax benefit	259.9	30.0	86.9	29.2

Net income (loss) from continuing operations	205.0%	(59.2)%	14.9%	(62.7)%

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

	For the quarter ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2002	2001	2002	2001

(In thousands)
Hosting revenue	$23,450	$10,998	$68,564	$29,607
Other revenue	1,269	4,397	5,322	13,779

Total Revenues	$24,719	$15,395	$73,886	$43,386

Total revenues increased $9.3 million, or 60.6%, and $30.5 million, or 70.3%, respectively, for the quarter and for the nine months ended May 31, 2002 when compared to the same periods of the prior fiscal year.

Hosting revenues increased 113.2% to $23.5 million and 131.6% to $68.6 million, respectively, for the quarter and for the nine months ended May 31, 2002 when compared to the same periods from the prior fiscal year. Hosting revenues are comprised of shared and dedicated hosting services and domain name registrations. The growth in hosting revenues has been driven by new customer growth, acquisitions, and upgrading existing customers. Hosting revenue attributable to current fiscal year acquisitions is approximately 13.0% for the nine months ended May 31, 2002. Shared hosting revenues were 69.4% and 68.2% of hosting revenues for the quarter and nine months ending May 31, 2002, respectively, compared to 73.4% and 72.2%, respectively, for the same periods from the prior year. Dedicated hosting revenues were 27.8% and 26.0% of hosting revenues for the quarter and nine months ending May 31, 2002, respectively, compared to 20.3% and 20.9%, respectively, for the same periods from the prior year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other revenues decreased 71.1% to $1.3 million and 61.4% to $5.3 million, respectively, for the quarter and for the nine months ended May 31, 2002 when compared to the same periods from the prior fiscal year. Other revenues are comprised of e-commerce and other applications hosting services, other Web hosting-related products and services, Internet connectivity fees and equipment sales to customers. The decrease in other revenue is due to the sale of substantially all of the consumer dial-up accounts as the Company’s strategy moved away from connectivity services and the sale of hardware. The sale of these accounts and the change in strategy is not expected to have a substantial impact on future operating income.

Cost of Revenues

Cost of revenues increased 34.7% and 44.2% to $13.1 million and $41.0 million, respectively, for the quarter and for the nine months ended May 31, 2002 from $9.7 million and $28.4 million in the same periods of the prior year. The increase in cost of revenues was primarily related to depreciation and leasing costs for data centers and equipment, telecommunications and Internet access costs, and technical personnel costs. Depreciation expense was $5.4 million $14.7 million, respectively, for the quarter and nine months ended May 31, 2002, compared to $2.1 million and $5.8 million from the same periods in the prior year. Telecommunication and Internet access costs were $2.3 and $9.1 million, respectively, for the quarter and nine months ended May 31, 2002, compared to $1.9 million and $8.2 million from the same period in the prior year. Personnel costs included in cost of revenues were $2.3 million and $7.6 million, respectively, for the quarter and nine months ended May 31, 2002, compared to $2.0 million and $6.6 million from the same periods in the prior year. These increases were primarily related to increases in revenue and the acquisitions of Interland-Georgia, CommuniTech.Net and Dialtone as the Company’s revenues increased 113.2% and 131.6% for the quarter and nine months ended May 31, 2002. The Company’s cost of revenues as a percentage of revenues decreased to 52.9% and 55.5% for the quarter and nine month periods ended May 31, 2002 from 63.1% and 65.5% for the same periods of the prior year. The increase in gross margin is primarily related to the growth of the Company’s core hosting revenues as well as the cost synergies attributable to the Interland-Georgia acquisition and managements restructuring plan implemented during the fourth quarter of 2001. The Company anticipates that costs of revenues will continue to increase in absolute dollars, but decline as a percentage of revenues as the Company continues to grow and executes its strategy to achieve a more cost-effective scale of operations.

     Cost of revenues is mainly comprised of compensation and other expenses for data center and provisioning operations, Internet connectivity and other related telecommunications expense, and depreciation and amortization of capital and intangible assets related to data center equipment and operations.

Operating Expenses

   Sales, Marketing and Technical Support

Sales, marketing and technical support expenses increased 29.9% and 41.5% to $12.3 million and $39.3 million, respectively, for the quarter and for the nine months ended May 31, 2002 from $9.5 and $27.8 million in the same periods of the prior year. The increase in sales, marketing and technical support expenses was primarily related to increased sales and technical support personnel costs related to the acquisition of Interland-Georgia and CommuniTech.Net, outsourced telemarketing costs, marketing costs and amortization of account acquisition costs. Technical support personnel costs were $2.8 million and $8.7 million, respectively, for the quarter and the nine months ended May 31, 2002, compared to $2.4 million and $7.3 million from the same periods of the prior year. Marketing and service agreement fees were $3.5 million and $14.3 million, respectively, for the quarter and nine months ended May 31, 2002, compared to $4.6 million and $12.0 million from the same periods of the prior year. Amortization expense related to account acquisitions was $1.8 million and $3.3 million, respectively, for the quarter and nine months ended May 31, 2002, compared to zero amortization expense of account acquisition costs in the same periods of the prior year.

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

   General and Administrative

General and administrative expenses increased 5.1% and 9.3% to $10.0 million and $33.8 million, respectively, for the quarter and for the nine months ended May 31, 2002 from $9.9 million and $32.6 million in the same period of the prior year. The increase in general and administrative expenses was primarily related to increased billing, accounting, information technology and other general and administrative personnel costs related to the acquisition of Interland-Georgia and CommuniTech.net, depreciation and amortization of assets acquired during the Interland-Georgia acquisition, consulting fees and outsourced billing and collection transition service costs on acquired accounts. General and administrative personnel costs were $4.2 million and $15.7 million, respectively, for the quarter and nine months ended May 31, 2002, compared to $3.1 million and $9.0 million from the same periods of the prior year. General and administrative depreciation and amortization expense was $2.1 million and $5.6 million, respectively, for the quarter and nine months ended May 31, 2002, compared to $1.4 million and $2.9 million from the same periods in prior years.

General and administrative is mainly comprised of compensation and related expenses, occupancy costs, and depreciation and amortization of capital and intangible assets related to the engineering, development and administrative functions.

Bad Debt Expense

Bad debt expense increased 520.4% and 246.9% to $2.6 million and $5.6 million, respectively, for the quarter and for the nine months ended May 31, 2002 from $0.4 million and $1.6 million in the same periods of the prior year. The increase in bad debt expense during the three and nine months ended May 31, 2002 was primarily related to the acquisition of customer accounts of Interland-Georgia, CommuniTech.Net, Dialtone Internet, Interliant, and AT&T. Following these transactions, the Company experienced short-term customer churn and “breakage” during the account integration and migration process.

Restructuring Costs

In connection with the acquisition of Interland-Georgia in August 2001, the Company adopted a restructuring plan to close certain offices and data centers, discontinue the use and development of certain software and eliminate other redundant assets. As a result, the Company recorded a restructuring charge of $110.3 million in the forth quarter of fiscal 2001. The liability related to this restructuring program was $9.6 million and $12.5 million at May 31, 2002 and August 31, 2001, respectively. The Company expects to pay these liabilities by the end of fiscal year 2004.

During the third quarter, the Company settled a disputed tenant improvement allowance with the landlord of an exited facility. In connection with this settlement, the Company is no longer responsible for paying approximately $0.7 million of the remaining lease payments required over the remaining lease term, which was originally accrued in the fourth quarter of 2001 restructuring charge. Accordingly, the lease abandonment charge of $0.7 million was reversed during the quarter and is reflected in the Consolidated Statements of Operations as a reversal of restructuring expense. In connection with the sale of the consumer dial-up accounts to SolutionPro, Inc. in the second quarter of 2002, the Company assigned and transferred certain data connectivity contracts to SolutionPro, which released the Company from future termination penalties that had previously been accrued during the restructuring program. As such, the Company reversed approximately $0.3 million of the restructuring charge for these termination penalties for which it is no longer obligated to pay. The amount of the adjustment is reflected in the Consolidated Statements of Operations as a reversal of restructuring expense.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Merger and Integration Costs

For the quarter and nine months ended May 31, 2002, the Company incurred additional costs included in “Merger and integration costs” totaling $0.8 million and $7.9 million for financial advisory services, legal, accounting, relocation, employee stay bonuses and other non-capitalizable expenses directly related to the merger and integration with Interland-Georgia. Included in the third quarter charge was approximately $0.3 million of employee severance and termination benefits and $0.5 million of relocation and professional services.

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

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

The Company’s EBITDA (loss from continuing operations, excluding interest income (expense), income taxes, depreciation and amortization), was a loss of $3.6 million and $28.2 million for the quarter and nine months ended May 31, 2002 compared with a loss of $10.0 and $29.3 million for the same periods of the prior year. The decrease in the EBITDA loss was primarily due to increased revenues and gross margins for the periods offset by additional sales, technical support, general and administrative personnel costs resulting from the acquisition of Interland-Georgia, CommuniTech.Net and Dialtone Internet. Included in the Company’s net income from continuing operations were $0.8 million and $7.9 million of merger and integration charges and $0 and $0.7 million of loss on the sale of connectivity accounts and a reduction of expense in connection with the reversal of previously established restructuring reserves in the amount of ($0.7) million and ($1.0) million for the three and nine months ended May 31, 2002. Management believes it is useful to separately identify these items included in the Company’s results as these are non-recurring in nature. EBITDA is not an indicator of performance under generally accepted accounting principles and may not be comparable to information reported by other companies. In addition, it does not replace gross profit (loss), net income (loss), or operating income (loss) as indicators of our operating performance.

Reconciliation of net income (loss) from continuing operations to EBITDA is as follows:

	For the quarter ended		For the nine months ended
	May 31,	May 31,	May 31,	May 1,
	2002	2001	2002	2001

(In thousands)
Net income (loss) from continuing operations	$50,691	$(9,112)	$11,068	$(27,194)
Depreciation and amortization	9,923	5,843	25,293	17,106
Interest (income) expense, net	25	(2,082)	(293)	(6,489)
Income tax benefit	(64,242)	(4,625)	(64,242)	(12,694)

EBITDA	$(3,603)	$(9,976)	$(28,174)	$(29,271)

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

Interland has incurred losses since inception. Excluding the income tax benefit of $64.2 million, the Company has incurred net losses and losses from operations for each period from inception through the third quarter of fiscal 2002. Interland expects to generate positive free cash flow from ongoing operations by the end of fiscal 2002 (free cash flow consists of EBITDA, as defined in MD&A, less cash used for capital expenditures). Operating expenses could increase as a result of adapting network infrastructure to accommodate additional customers, increasing sales and marketing efforts, broadening customer support capabilities, integrating the Interland-Georgia, HostPro, CommuniTech.Net and Dialtone Internet businesses and expanding administrative resources in anticipation of future growth. To the extent that increased revenues do not offset increases in expenses, the Company’s results of operations and financial condition would be materially affected. Even if Interland achieves profitability and positive cash flow, it may not be able to sustain or improve those results on a quarterly or annual basis in the future.

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

Company’s total revenues for fiscal 2001 and 2000, respectively. By contrast, Web hosting revenues constituted 92.8% of our total revenue in the first nine months of 2002.

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

     (1)  Previously filed.

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

Date: November 12, 2002

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