Form 10-K
period 2002-08-31
INTERLAND INC /MN/
filed 2002-11-29
CIK 854460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2002

Commission File Number: 0-17932

_______________________

Interland, Inc.

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1404301 (I.R.S. Employer Identification No.)

303 Peachtree Center Avenue, Suite 500, Atlanta, GA 30303
(Address, including Zip Code, of principal executive offices)

(404) 260-2477
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
  Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 15, 2002 was approximately $263 million.

The number of outstanding shares of the registrant’s Common Stock on November 15, 2002 was 141,381,601.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the registrant’s 2003 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.  Business

     Statements contained in this Form 10-K that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include risk associated with our target markets and risks pertaining to our ability to successfully integrate the operations and personnel of recent acquisitions, competition and other trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors” and in other Company filings with the Securities and Exchange Commission. All references to “Interland” or the “Company” in this Annual Report on Form 10-K mean Interland, Inc., a Minnesota corporation, and all entities owned or controlled by Interland, Inc., except where it is made clear that the term only means the parent company.

General

     Interland is a leading Web hosting company that offers a broad range of business-class hosting products and services, including shared and dedicated hosting services, electronic commerce and other application hosting services, and other Web hosting-related products and services. Historically the Company had provided a variety of computer products and related services through PC Systems, its computer manufacturing business, and SpecTek, its memory products business. During fiscal 2001, the Company discontinued both its PC Systems business and SpecTek (see the footnote entitled “Discontinued Operations” to the consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K). As a result, following the disposition of these business segments, the Company's ongoing business is that of a Web hosting company.

     The current Web hosting business was formed through the acquisition and integration of eleven companies between 1999 and 2002. On August 2, 1999, the Company acquired 100% of the outstanding stock of NetLimited, Inc. d.b.a. “HostPro”, a Web and applications hosting provider. On September 2, 1999, the Company acquired the property and equipment of Micron Internet Services, formerly a division of Micron Technology, a provider of dedicated, nationwide dial-up and broadband Internet access, virtual private network solutions and e-commerce services. On December 14, 1999, the Company acquired LightRealm, Inc., (“LightRealm”), a Kirkland, Washington-based Web and applications hosting and Internet access company serving small and medium sized businesses. On March 16, 2000, the Company acquired Worldwide Internet Publishing Corporation, (“Worldwide Internet”), a Boca-Raton, Florida-based Web hosting company that also served small- and medium-sized businesses. On August 6, 2001, the Company acquired Interland, Inc. (“Interland-Georgia”), an Atlanta, Georgia-based provider of a broad range of Web hosting, applications hosting and other related Web-based business solutions specifically designed to meet the needs of small and medium-sized businesses. In connection with the acquisition of Interland-Georgia, Micron Electronics, Inc., (“MEI”), changed its name to Interland, Inc. and its trading symbol to “INLD.”

     In October 2001, January 2002 and May 2002, the Company acquired the small business-focused shared and dedicated Web hosting customer accounts of Interliant, Inc., (“Interliant”), AT&T Corp., (“AT&T”), and Burlee Networks LLC, (“Burlee”), respectively, resulting in the recognition of approximately $25.4 million of acquired intangible assets. The final purchase price of these account acquisitions is contingent upon certain revenue thresholds earned over a future period of time, and accordingly, the final purchase price for these acquisitions is subject to change. These intangible assets are being amortized over a three-year useful life.

     On February 8, 2002, the Company acquired CommuniTech.Net, Inc., (“CommuniTech.Net”), a Kansas City, Missouri-based Web hosting company. On May 3, 2002, the Company acquired Dialtone, Inc., (“Dialtone”), a Ft. Lauderdale, Florida-based dedicated web-hosting company.

     As of August 1, 2002, the Company acquired iNNERHOST, Inc., (“iNNERHOST”), a Miami, Florida based web-hosting company.

     The Company’s operations are reported on a fiscal basis with its fiscal year ending on August 31. All references contained herein including annual and quarterly periods are on a fiscal basis. The Company’s securities are registered on the Nasdaq National Market and uses the trading symbol “INLD”. The Company’s principal executive offices are located at 303 Peachtree Center Avenue, Suite 500, Atlanta, Georgia 30303. The Company’s telephone number is (404) 260-2477 and its Web site is located at www.interland.com. Information contained in the Company’s Web site is not part of this annual report.

Corporate Strategy

     Interland’s continuing strategic objective is to be the leading provider of standardized Web hosting products and services to small and medium sized businesses. The Company intends to profitably serve its target market by achieving scale and efficiency in its operations.

     Interland believes the most profitable segment of the Web hosting market is serving small- and medium-sized businesses (“SMB’s”). This market is large, growing and may be served with standardized products and services. Standardization of products and services permits the use of standardized processes, and of a higher degree of automation in many areas of operation, including the sales process. This approach stands in sharp contrast to that of other web hosting companies which focus on providing labor-intensive, customized solutions to larger enterprises. By delivering business-class Web hosting solutions for SMB’s in a scaleable and efficient manner, Interland believes that it can offer better value to its customers, leading to growing market share and profits. On the other hand, certain aspects of the SMB market present substantial challenges and risks. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors -Interland’s target market presents substantial risks.”)

     The primary goal of the merger of Micron Electronics, Inc. (“MEI”) and Interland-Georgia in fiscal 2001, and of the subsequent acquisitions, was to create a new company with much greater scale. In order to maximize the benefits of its new size, the Company has undergone and continued to execute a rigorous merger and integration process in fiscal 2002. This process has resulted in the identification and execution of numerous cost synergy initiatives, greatly enhancing the Company’s operational efficiency. To further accelerate its profitability objectives, the Company has embarked in fiscal 2002 on an effort to acquire additional web hosting accounts from its competitors. The Company believes that its acquisition strategy will permit the Company to spread its fixed costs over a larger base, and to derive a greater percentage of profit from incremental revenues. Interland’s fundamental strategy for fiscal 2003 is to integrate all acquired accounts and assets into a centralized and efficient infrastructure. At the same time, the Company is implementing a number of system and environmental improvement programs. The objective is to create a stable base upon which Interland can deploy its organic growth strategy through fiscal 2003 and beyond.

     Finally, the Company enjoys a strong financial position with low debt, a substantial cash balance and, as a result, a business that is not expected to require additional capitalization in order to fulfill its strategic goals.

Products and Services

     Interland offers an integrated suite of Web and applications hosting and related business services designed to specifically address the needs of small- and medium-sized businesses. These services include:

•	Shared hosting;

•	Dedicated hosting and managed services;

•	E-commerce and other applications hosting services;

•	Domain name registration services; and

•	Other Web hosting-related products and services.

     Most of the Company’s hosting revenues are generated from recurring monthly fees. The remainder is derived from one-time setup fees for installation. The Company commonly sells its services under agreements having terms of one to twenty-four months, but provides that the customer may nonetheless cancel during an initial thirty-day “trial period”. Customers pay for the services either in a lump sum in advance, or monthly, but the Company has instituted a process of converting as many customers as possible to monthly payments. During fiscal 2002, the Company derived 93.2% of its revenues from hosting and other hosting-related services. The balance of the revenues was generated primarily by other related services.

Shared hosting

     Shared hosting services range from entry-level starter packages to business e-commerce shared Web hosting products. Interland’s shared hosting packages minimize the cost for customers by providing hosting services for multiple customers on a single shared server, spreading the cost of the service over many users. Starter packages are designed for Web sites with relatively low volumes of traffic and provide a Web presence at minimal cost. The Company’s products are scalable solutions that make it simple to upgrade to more full-featured services. The majority of the Company’s customers currently use its shared hosting services.

     Interland’s services feature easy-to-use control panels and extensive on-line documentation that allow customers to easily control their own applications. Business e-commerce packages feature important e-commerce services including Secure Socket Layer encryption for e-commerce transactions, shopping carts and database technology to conduct product and service sales online. Through the Company’s other business relationships, its customers can also obtain merchant account and online payment processing services.

     On September 16, 2002 the Company introduced a new shared hosting product, “blueHALO”, which is designed to integrate network operations onto a common architecture and to implement a full suite of internal systems to support the Company’s hosting services. This product positions the Company as a market leader by enabling it to deliver a new hosting standard based on technology that is designed to provide greater reliability and performance. Key technical features of “blueHALO” include redundant firewall protection, load balancing, multiple web server arrays, duplicate network attached storage units and a disk backup system.

Dedicated hosting

     In contrast to a shared hosting environment, which hosts multiple customers on one server, dedicated hosting employs one or more servers dedicated to a single customer. Dedicated hosting provides a customer with increased performance, server access, the ability to use custom applications, greater security and higher levels of technical support. Interland provides both managed and unmanaged dedicated services. For dedicated managed hosting services, the Company monitors, administers and troubleshoots the software that operates the client server. For unmanaged dedicated hosting services, the customer administers the server remotely, with the Company providing the hardware monitoring and network and hardware support. Dedicated hosting services are targeted for Web sites that generally require sophisticated databases for critical application needs or typically experience high user traffic volumes. The Company’s managed services are targeted to those who need the complex services required for mission-critical Web sites, but do not want to administer their own server. The dedicated services come with proprietary control panel technology, which enables customers to setup and maintain Web sites on the server.

     Interland offers dedicated Web hosting services for major computer platforms, including Microsoft NT, Windows and Linux. Since its acquisition of Dialtone, Interland has achieved a leadership position in the dedicated hosting market.

E-commerce and other applications hosting services

     Interland’s applications hosting services allow customers to outsource to it the deployment, configuration, hosting, management and support of various software applications. The Company’s applications hosting services allow customers to deploy a software application more quickly and with reduced initial costs. In addition, many small- and medium-sized businesses do not have the internal technical resources to support multiple software applications. The Company therefore believes that outsourcing these functions to it is a desirable alternative for these businesses. The types of applications the Company hosts for customers include collaboration tools, business tools, mail-service tools and e-commerce applications. Currently, the applications the Company hosts consist mainly of Microsoft Exchange Server, Office Server Extension and various e-commerce and security products.

Other web hosting-related products and services

     Interland also makes available other complementary products and services including domain name registration, Web site design, technical consulting and Web site marketing tools. The Company believes these value-added products and services will enable it to provide its customers with a single vendor with the necessary tools to create, host and maintain a successful Web presence. The Company believes that the outsourcing of these functions is a desirable and increasingly preferred alternative for small- and medium-sized businesses.

Sales and Marketing

     Interland utilizes multiple sales and distribution channels in an effort to maximize its market share. These channels include direct sales through both sales professionals and online sales, indirect sales through reseller and private-label arrangements, and other channels.

Direct sales

In-bound and out-bound sales professionals, which are predominantly located in Atlanta, Georgia for shared hosting and predominantly located in Miami, Florida for the dedicated hosting, carry out direct sales efforts.

In-bound sales force

Interland’s in-bound sales force responds to incoming inquiries about products and services generated by Web, direct mail, advertising and business referrals. The Company’s sales force is trained in a relationship selling approach that allows them to assess the hosting needs of customers and to recommend the appropriate solutions. This methodology gives customers a one-on-one consulting relationship with a sales professional in which the specific needs of the customer are appropriately addressed.

Out-bound sales force

Interland’s out-bound sales force generates new business through telemarketing, direct mail and Internet contact.

In addition to initial training, every sales specialist attends on-going weekly training sessions to enhance product knowledge and selling skills. Training is also performed through an on-demand web-based training tool. This emphasis on training ensures that all sales personnel are proficient with regards to technological advances and the latest service offerings.

Online sales

The Company’s Internet marketing sales programs offer an automated online sales interface to potential customers. This enables customers to purchase services at any time directly from Interland’s Web site without the involvement of Company personnel

Indirect sales

Indirect sales efforts are carried out through resellers and private-label relationships and other channels.

Resellers and private label relationships

Interland currently has a network of more than 4,300 active resellers, large channel and private-label relationship partners, including system integrators, value-added hardware and software resellers, Web developers, Web consulting companies and Internet service providers. These resellers allow the Company to reach a larger customer audience cost effectively.

Other sales and distribution channels

Interland also pursues sales through a number of other indirect channels, including Internet marketing, customer referrals and industry referrals.

Internet marketing

A portion of Interland’s new customers comes from online sales referred to the Company’s Web site through the Company’s online advertising efforts and from its marketing partners’ Web sites.

Customer referrals

Interland considers customer referrals an excellent source of new customers. Many new customers have come to the Company through referrals from other customers who have had a good relationship with the Company. The Company rewards its customers for these referrals with discounts on their services.

Industry referrals

Interland has received many referral customers from other providers of Internet related services, including Web designers and other Internet industry professionals. These other service providers who work with the Company on a regular basis have experience with and knowledge of the Company’s services that make them a valuable source of new customers.

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

Microsoft Corporation

     Interland is a Microsoft Certified Solution Partner and is currently engaged in various initiatives with Microsoft, including a development, license and co-marketing agreement. The Company has agreed to develop software and related materials that will enable the installation of packaged hosted service on Microsoft’s Windows 2000 and NT platforms and has granted Microsoft a perpetual, irrevocable license to the software. The Company will pay Microsoft five percent of the total gross revenues that it receives from licensing or otherwise exploiting the software for five years following Microsoft’s acceptance of the software. In return, Microsoft provides the Company with an opportunity to be involved in beta programs and training initiatives for Microsoft’s IIS program and the Windows 2000 and Exchange Server products. The agreement will continue until terminated by either party for cause or by Microsoft if the Company fails to deliver the software or related documentation. The Company has entered into an updated application services agreement that revises the framework under which it can obtain and license various Microsoft products. The updated agreement governs the Company’s use of Exchange Server, Office Server Extension and other products in its hosting operations and requires the Company to include particular licensing terms in its sub-licenses to end-users. Under the agreement, the Company pays Microsoft on a per-processor or unique-individual-user basis for each of the covered products. The agreement expires in 2005. To date the development of the software has not been completed and released.

Verizon

     On October 10, 2000, the Company entered into a business relationship with Verizon, a leading provider of communications and information services. Under this service provider relationship, Verizon has the right to market and sell a version of the Company's products and services to its business customers. Terms of the relationship run through October 9, 2004.

Customers

     Interland typically provides hosting services directly to end-user business customers. The Company also provides hosting services to Web developers, Web consulting firms and other organizations that bundle the Company’s services with their own products or services for sale to their end-user customers. As of August 31, 2002, the Company had approximately 220,000 paid shared hosting customer accounts and managed more than 7,500 dedicated servers, many of which have multiple web sites.

Network Infrastructure, Technology and Operations

     To provide a secure and reliable hosting environment, Interland has constructed a managed infrastructure, consisting of data centers, a redundant Internet communications backbone, enterprise management software and an advanced network. The Company operates data centers in Atlanta, Georgia, Los Angeles, California, Seattle, Washington, Kansas City, Missouri, and in Miami and Fort Lauderdale, Florida.

Data centers

     The primary data centers, located in Atlanta, Georgia and Miami, Florida include:

•	network operations centers that are managed and monitored 24 hours per day, every day of the year;

•	monitoring of all critical systems;

•	redundant network hardware;

•	parallel-redundant backup power generators;

•	fire suppression systems;

•	cooling systems that include independent full-grade mechanical systems;

•	security, including security guards and video monitoring and entry restriction via access devices; and

•	multiple tier-1 backbones providing Internet connectivity.

     Proprietary technology

     In addition to “blueHALO”, Interland has developed various proprietary technologies that are designed to allow customers to order, change and manage their Web hosting accounts easily regardless of their level of technical expertise. Proprietary technologies also enable the Company to automate a number of back-end functions and processes. For example, the Company’s provisioning system automatically activates customer initiated web site changes within minutes of its entry. The Company’s administration page technology lets customers modify their Web sites from the Internet without having to contact the Company’s support staff. This technology provides the Company with the opportunity to achieve greater operational efficiencies and allows the customer to change passwords, protect specific directories, and to create database sources without the assistance of the Company’s technical support staff. Although the Company believes that its suite of technology offers its customers significant benefits, the Company does not believe that its competitive advantage depends upon protected intellectual property.

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

International Revenues

     Interland’s international revenues from continuing operations totaled $10.6 million, $10.6 million and $3.1 million in 2002, 2001 and 2000, respectively. International revenues are denominated and paid in U.S. dollars. These amounts represent revenues from international customers generated and supported in the U.S. However the Company has no network operations outside of the United States.

Competition

     Interland believes that the primary competitive factors in the mass-market segment of the Internet web hosting industry include features, customer service, ease of use and price. At the higher end of the market, reliability and technical expertise tend to drive the purchasing decision. Although the market is intensely competitive, the Company believes that it compares favorably with its competition on the mass-market dimensions.

     Current and potential competitors in the market include Web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, large information technology firms that provide a wide array of information technology services and computer hardware suppliers. The Company’s competitors may operate in one or more of these areas and include companies such as Affinity Internet, XO Communications, Verio and Rackspace.

     The small and medium size business, or SMB, hosting market is highly fragmented, with a large number of competitors, most of whom have market share of less than 1%. Interland believes it has a market share of approximately 10%, placing the Company in the industry’s leading position, and that its next closest competitor is Verio. There also are numerous smaller web hosting providers, and other companies that offer web hosting not as their main product line, for instance, Internet service providers, competitive local exchange carriers, and Internet companies such as Yahoo and Amazon.

     The Company does not consider itself to be in direct competition with companies such as WorldCom or Exodus. Those companies provide high-end services that are highly customized, require the user to have technical expertise and generally fall at a price point of several thousand dollars per month. Interland’s solutions are standardized, do not require the user to have technical expertise, and begin at a price point of approximately $20 per month. Interland believes that it can sell standardized solutions to a larger customer base on a more efficient and profitable basis than can providers of high-end, customized solutions.

Intellectual Property

     Interland relies on a combination of laws (including patent, copyright, trademark, service mark and trade secret laws) and contractual restrictions to establish and protect proprietary rights in its services. As of August 31, 2002, the Company owned three issued U.S. patents and had thirty-four additional patent applications on file but not yet issued. Patent No. 6363398B1 issued March 26 2002, is for Database Access Using Active Server Pages and expires November 25, 2017. Patent No. 5999941 issued December 7, 1999, is also for Database Access Using Active Server Pages and expires November 25, 2017. Patent No. 6364439B1 issued April 2, 2002, is for Computer Storage Systems for Computer Facilities and expires March 31, 2020. Interland has entered into confidentiality and other agreements with its employees and contractors, including agreements in which the employees and contractors assign their rights in inventions to it. It has also entered into nondisclosure agreements with its suppliers, distributors and some customers in order to limit access to and disclosure of its proprietary information. Nonetheless, neither the intellectual property laws nor contractual arrangements, nor any of the other steps the Company has taken to protect its intellectual property can ensure that others will not use its technology, or that others will not develop similar technologies.

     Interland licenses or leases many technologies used in its Internet application services. The Company expects that it and its customers increasingly will be subject to third-party infringement claims as the number of Web sites and third-party service providers for Web-based businesses grows. Although the Company does not believe that its technologies or services infringe the proprietary rights of any third parties, the Company can not be sure that third parties will not assert claims against it in the future or that these claims will not be successful. Although it has discontinued operations as a manufacturer of personal computers in the electronics industry, the Company is nonetheless subject to litigation arising from its past activities. It is not uncommon in the electronics industry for patent, trademark and other intellectual property rights claims to be asserted against companies, including component suppliers and personal computer manufacturers. Periodically, the Company is made aware that technology it has used in these discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operations’ products or processes, it may be legally liable to the owner of such intellectual property. Moreover, even in those instances where the Company is justified in denying claims that it has infringed on the intellectual property rights of others, it may nonetheless be forced to defend legal actions taken against the Company relating to allegedly protected technology, and such legal actions may require the Company to expend substantial funds. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors — Interland faces risks relating to existing litigation.”

Government Regulation

     Interland is not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. This could change in the future – see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors — Interland’s business may be impacted by government regulation and legal uncertainties.”

Employees

     The Company employs approximately 745 individuals as of August 31, 2002. All of the Company’s employees are located in the United States, and none is represented by a labor organization with respect to employment by the Company. As of August 31, 2002, the Company has never had an organized work stoppage and it considers its employee relations to be satisfactory.

ENVIRONMENTAL REGULATIONS

     Some risks of costs and liabilities related to environmental matters have been inherent in the Company’s discontinued operations, as with many similar businesses, and its operations are subject to certain federal, state and local environmental regulatory requirements relating to environmental and waste management. In connection with the Company’s discontinued operations, it periodically generated and handled limited amounts of materials that were considered hazardous waste under applicable law. The Company contracted for the off-site disposal of these materials. The Company believes it has operated in compliance with applicable environmental regulations. The Company employs diesel fuel to power some of its backup generators. This fuel is stored in tanks which must be monitored to avoid spills and leaks, which could lead to violation of environmental regulations. The Company believes it employs appropriate safeguards to comply with applicable regulations.

ITEM 2.  PROPERTIES

     Interland leases several facilities including approximately 214,500 square feet in Atlanta, Georgia, 25,600 square feet in Boise, Idaho, 18,300 square feet in Los Angeles, California, 43,800 square feet in Bellevue, Washington, 45,000 square feet in Tukwila, Washington, 1,200 square feet in Seattle, Washington, 19,200 square feet in Kansas City, Missouri, 12,100 square feet in Ft. Lauderdale, Florida, and 64,100 square feet in Miami, Florida.

ITEM 3.  LEGAL PROCEEDINGS

     Interland defended a contract dispute lawsuit filed on October 2, 2001, in Dallas County, Texas Court seeking damages of approximately $2.1 million for goods purchased by our PC Systems business. The Company removed the case to federal court and counterclaimed for legal fees owed by the plaintiff for legal fees they had agreed to indemnify the Company for that were incurred on an unrelated patent lawsuit. These legal fees amounted to approximately $1.3 million. This claim was settled during the fourth quarter of fiscal 2002 for $1.1 million.

     Interland is defending an employee class action lawsuit filed in the U.S. District Court for Idaho. In this case five individual plaintiffs claim they were employees of Micron Electronics Inc. (“MET”) between 1999 and April 2001. The plaintiff’s claim that they, and other similarly situated employees, did not receive overtime pay to which they were entitled under the Fair Labor Standards Act. Interland disputes these claims and believes the plaintiffs were not entitled to any material additional wages. The court conditionally certified a class of not more than 800 former employees and notices of the litigation are being sent to these persons to give them the opportunity to “opt in” to the litigation. The parties are continuing to conduct discovery. At this early stage of the litigation Interland is unable to estimate its total expenses, possible loss or range of loss that may ultimately be connected with the matter. This potential liability remains with Interland even though it sold the PC Systems business.

     Periodically, the Company is made aware that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operation’s products or processes, it may be forced to defend legal across taken against it relating to allegedly protected technology. The Company evaluates all such claims and has accrued a liability and charged operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report.

     In accordance with SFAS No. 5 “Accounting for Contingencies” the Company has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on its results of operations or financial condition.

     The Company is party to various other legal actions arising in the normal course of business, none of which is expected to have a material adverse effect on its business, financial position, results of operations and cash flows.

ITEM 4.  Submission Of Matters To A Vote Of Security Holders

     None

ITEM 4A.   EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     The executive officers and directors of the Company and their ages as of November 26, 2002, were as follows:

Name	Age	Position

Joel J. Kocher	46	Chairman of the Board of Directors, President and Chief Executive Officer
Allen L. Shulman	54	Senior Vice President, Chief Financial Officer, and General Counsel
Savino R. “Sid” Ferrales	52	Senior Vice President and Chief Human Resources Officer
John Harper	41	Senior Vice President of Operations
Robert T. Slezak	45	Director
Robert Lee	53	Director
John B. Balousek	56	Director
Edward Shapiro	37	Director

     Joel J. Kocher is Chairman, President and Chief Executive Officer. He joined the Company in January 1998 as President, Chief Operating Officer, and Director, and was appointed Chairman and Chief Executive Officer in June 1998. Prior to joining the Company, he served as Executive Vice President and then Chief Executive Officer of Artistsoft, Inc., a computer networking and telephony company, from August 1997 to January 1998. From December 1996 until August 1997, Mr. Kocher served as President and Chief Operating Officer at Power Computing Corporation, a personal computer company. From 1987 to 1994, Kocher held several senior executive positions with Dell Computer Corporation, including President, Worldwide Sales, Marketing and Services.

     Allen L. Shulman was elected as Senior Vice President, Chief Financial Officer, and General Counsel in October 2002, after serving as Vice President and General Counsel since joining the Company in November 2001. Mr. Shulman served as General Counsel of CheckFree Corporation from May 1997 until October 2001 and additionally as Chief Financial Officer from August 1998 to June 2000. From 1983 to 1996, Mr. Shulman held a number of executive positions with United Refrigerated Services, Inc., including Chief Operating Officer, Chief Financial Officer, and General Counsel. From 1974 to 1983 he practiced law in New Jersey and in Chicago, where he was a partner in the firm of Conklin & Adler.

     Savino R. “Sid” Ferrales has served as Senior Vice President and Chief Human Resources Officer since February 1998. From December 1997 to January 1998, Mr. Ferrales performed human resource consulting work for Micron Electronics, Inc. Prior to that, he served as Vice President of Human Resources at Power Computing Corporation from March 1997 to November 1997. From June 1995 to February 1997, Mr. Ferrales served as Vice-President, Worldwide Human Resources, for Digital Equipment Corporation. From 1994 to June 1995, he was a principal in OMC Group, a human resources consulting firm. From January 1989 to June 1995, he served as Vice President of Human Resources at Dell Computer Corporation. He has over twenty-five years experience in human resources and organization development with several high technology companies, including more than ten years at Motorola, Inc.

     John M. Harper has served as Senior Vice President of Operations since July 29, 2002. He is responsible for overseeing the Company’s Operations, Information Technology and Technical Support departments, as well as developing the products, platforms, systems and processes that will support Interland’s strategic growth initiatives. John brings to Interland 16 years of leadership and management experience with leading technology companies, including serving as Chief Technology Officer for Verado Holdings, as Vice President of Engineering for Exodus, and as Chief Technology Officer for Genuity.

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

     Robert T. Slezak has served as a member on the Board of Directors since August 2001. He currently also serves as a Director on the boards of Matrix Bancorp, Inc. and BAM! Entertainment, Inc. Mr. Slezak has worked as an independent management consultant since November 1999. From 1989 to November 1999, Mr. Slezak served as Chief Financial Officer of Ameritrade Holding Corporation, managing the accounting, finance, tax, mergers and acquisitions and regulatory reporting functions of this online brokerage firm.

     Edward L. Shapiro has served as a member of the Board of Directors since January 2002. He is currently a partner with PAR Capital Management, Inc. He also has held the positions of vice president with Wellington Management Company LLC., and financial analyst with Morgan Stanley & Co. Mr. Shapiro earned his B.S. in Economics from the University of Pennsylvania Wharton School and an MBA from UCLA’s Anderson School of Management.

PART II

     ITEM 5.  Market For Registrant’s Common Equity And Related Shareholder Matters

     Interland’s common stock trades on the NASDAQ National Market under the symbol “INLD.” Prior to August 7, 2001, the Company’s stock traded under the symbol “MUEI” on the NASDAQ National Market. The following table shows for the fiscal periods indicated the high and low sales prices for the Company’s common stock, as reported by the NASDAQ National Market:

		High	Low

2002	Fourth Quarter ended August 31, 2002	$3.28	$2.49
	Third Quarter ended May 31, 2002	3.20	1.78
	Second Quarter ended February 28, 2002	3.00	1.79
	First Quarter ended November 30, 2001	2.30	1.04
2001	Fourth Quarter ended August 31, 2001	$1.84	$1.11
	Third Quarter ended May 31, 2001	4.00	1.50
	Second Quarter ended February 28, 2001	5.00	3.03
	First Quarter ended November 30, 2000	14.44	5.25

Holders Of Record

     On August 30, 2002, the closing price of Interland’s common stock as reported on the Nasdaq National Market was $2.55. As of August 30, 2002, there were approximately 1,710 shareholders of record.

Dividends

     Interland has not declared or paid any cash dividend and does not foresee paying any cash dividends in the foreseeable future.

ITEM 6.  Selected Financial Data (In thousands)

     The following selected historical consolidated statement of income data for the years ended August 31, 2002, 2001 and 2000, and the historical consolidated balance sheet data as of August 31, 2002 and 2001 have been derived from the Company’s audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The Company has disposed of its PC Systems and SpecTek business segments, which are reported separately as discontinued operations. See the note entitled “Discontinued Operations” in the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statement of income data below reflects the results of the Company’s continuing operations, the Web hosting business.

     In fiscal 2002, the Company acquired three Web and applications hosting companies, as well as Web hosting accounts from Interliant, Inc., Burlee and AT&T. In fiscal 2001, the Company acquired Interland, Inc., an Atlanta, Georgia based Web and applications hosting company serving small- and medium-sized businesses, and, in connection with the acquisition of Interland-Georgia, the Company changed its name from Micron Electronics, Inc., to Interland, Inc. and its trading symbol to “INLD.” In fiscal 2000, the Company acquired two Web and applications hosting companies. These acquisitions are reflected in the consolidated financial statements as of the date of acquisition. See the note entitled “Acquisitions” in the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

     The information contained below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Results of operations for the periods presented are not necessarily indicative of results of operations for future periods.

	Fiscal Years Ended August 31,

(In thousands, except per share amounts)	2002	2001	2000	1999	1998

					(unaudited)
Statements of income data:
Revenues from continuing operations	$101,628	$60,752	$32,862	$464	$—
Income (loss) from continuing operations	(5,272)	(145,717)	(26,192)	5,187	5,081
Net Income (loss)	(11,293)	(357,194)	41,543	36,524	47,953
Earnings (loss) per share, continuing operations
Basic and Diluted	$(0.04)	$(1.46)	$(0.27)	$0.05	$0.05
Net Income (loss) per share
Basic and Diluted	$(0.08)	$(3.58)	$0.43	$0.38	$0.50
Balance sheet data:
Total assets	$395,278	$429,280	$563,920	$502,826	$452,414
Total debt	31,166	39,106	1,971	9,993	14,183
Shareholders’ equity	297,730	296,430	506,580	458,499	416,894

ITEM 7.  Management’s Discussion And Analysis Of Financial Condition and Results Of Operations

     Statements contained in this Form 10-K that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding Interland’s expectations of the Company’s future liquidity needs, its expectations regarding the business and financial results of the combined company, its expectations regarding its future operating results including its planned increase in its revenues levels and the actions the Company expects to take in order to maintain its existing customers and expand its operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to it as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include risks associated with our target markets and risks pertaining to our ability to successfully integrate the operations and personnel of the recent acquisitions, competition and other trend information. Factors that could cause actual results to differ materially include, but are not limited to risk pertaining to our target markets and risks associated with our ability to successfully integrate the operations and personnel of recent acquisitions, those identified in “Risk Factors” and in the Company’s other filings with the Securities and Exchange Commission. All yearly references are to the Company’s fiscal years ended August 31, 2002, August 31, 2001 or August 31, 2000 unless otherwise indicated. All quarterly references are also on a fiscal basis, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

Overview

     Interland is a leading Web hosting company focused on small and medium businesses. Interland offers a broad range of business-class hosting products and services, including shared and dedicated hosting services, electronic commerce and other applications hosting services, and other Web hosting-related products and services. Prior to its transformation in fiscal 2001, the Company had provided a variety of computer products and related services through its PC Systems, SpecTek, and Web hosting business segments. During fiscal 2001, the Company discontinued its PC Systems business, its computer manufacturing business, and SpecTek, its memory products business. See the note entitled “Discontinued Operations” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Following the disposition of these business segments, the Company’s ongoing operations became exclusively those of a Web hosting company in fiscal 2001.

     The current Web hosting business was formed through the acquisition and integration of eight companies between 1999 and 2002. On August 2, 1999, the Company acquired 100% of the outstanding stock of NetLimited, Inc. d.b.a. “HostPro”, a Web and applications hosting provider. On September 2, 1999, the Company acquired the property and equipment of Micron Internet Services, formerly a division of Micron Technology, a provider of dedicated, nationwide dial-up and broadband Internet access, virtual private network solutions and e-commerce services. On December 14, 1999, the Company acquired LightRealm, Inc. a Kirkland, Washington-based Web and applications hosting and Internet access company serving small and medium sized businesses. On March 16, 2000, the Company acquired Worldwide Internet Publishing Corporation, a Boca-Raton, Florida-based Web hosting company that also served small- and medium-sized businesses. On August 6, 2001, the Company acquired Interland, Inc. (“Interland-Georgia”), an Atlanta, Georgia-based provider of a broad range of Web hosting, applications hosting and other related Web-based business solutions specifically designed to meet the needs of small- and medium-sized businesses. In connection with the acquisition of Interland-Georgia, Micron Electronics, Inc. changed its name to Interland, Inc. and its trading symbol to “INLD.” On February 8, 2002, the Company acquired CommuniTech.Net, a Kansas City, Missouri based web-hosting company. On May 3, 2002, the Company acquired Dialtone, a Fort Lauderdale based leading dedicated web hosting company. As of August 1, 2002, the Company acquired iNNERHOST, a Miami, Florida based web hosting company serving the small and medium businesses.

     Interland’s business is rapidly evolving as a result of the acquisitions detailed above. The Company also has a limited operating history as a web hosting company. The Company’s rapid annual hosting revenue growth has been the result of its acquisitions. The significant progress realized in the reduction of operating expenses as percentage of revenues is directly related to the continuing integration of those acquired companies. As a result, the Company does not believe its historical financial results are indicative of expected future results. The Company may reduce the pace of its acquisitions in favor of organic growth strategies. In addition, a number of expense reduction opportunities resulting from the continuing integration of previously acquired companies remains.

     Revenues are generated by providing shared and dedicated hosting services, e-commerce and other applications hosting services, and other Web hosting-related products and services. Revenues are recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to 24 months and typically require initial fees. These fees, including set-up fees for hosting services, are deferred and recognized ratably over the customers’ expected service period.

     Cost of revenues is mainly comprised of compensation and other expenses for data center and provisioning operations, Internet connectivity and other related telecommunications expense, and depreciation and amortization of capital and intangibles related to data center equipment and operations.

     Interland’s operating expenses consist of:

•	Sales, marketing and technical support, which is mainly comprised of compensation costs and costs associated with technical support and marketing of the Company’s products and services. Compensation costs include salaries and related benefits, commissions and bonuses. Marketing expenses include the costs of direct mail, advertising, including online placement and other mass market programs; and

•	General and administrative, which is mainly comprised of compensation and related expenses, occupancy costs, and depreciation and amortization of capital and intangible assets related to the engineering, development and administrative functions.

     The Company intends to continue investing in programs to enhance the efficiency and centralization of its infrastructure to reduce operating expenses. The Company will continue investing in the development of future services such as the recently launched “blueHALO” shared hosting platform in order to differentiate its offerings in the market place. In addition, the Company intends to continue to expand and develop new sales channels and relationships. The Company expects to achieve positive cash flows from ongoing operations during the fourth quarter of fiscal 2003. Given its significant cash reserves, the Company is in a strong position to enhance its lead in the small and medium enterprise hosting (“SMB”) market.

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

     We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods.

•	Revenue Recognition – Revenues from continuing operations are primarily from shared and dedicated Internet web hosting services. Hosting contracts generally are for service periods ranging from one to twenty-four months and include one time set up fees. Although billings are in advance of service delivery, the Company defers revenue recognition until the services are provided and revenue is earned. The initial set up fees are deferred and recognized as revenue ratably over the customer’s service period. Deferred revenue on the Company’s consolidated balance sheet represent the liability for advance billings to customers for services not yet provided. Since the Company does allow for free cancellations during the first 30-day period, a provision has been established for estimated cancellations.

•	Valuation of Accounts Receivable — Judgment is required when the Company assesses the likelihood of ultimate realization of recorded accounts receivables, including assessing the probability of collection and the current credit-worthiness of our customers. If the financial condition of the Company’s customers were to deteriorate, or their operating climate were to change, resulting in an impairment of either their ability or willingness to make payments, additional allowances may be required. Due to the competition in the market place, the Company has experienced a 14% decline in our average monthly revenue per customer from $46.72 in fiscal 2001 to $40.25 in fiscal 2002, and continues to experience average monthly customer turnover rates in the 3.0% to 4.0% range for 2001 and 2002. Significant portions of customer payments are made by credit card. Each month management reviews historical charge-back and cancellation patterns and records an allowance based on historical results. Additionally, each month management reviews the aged receivables balance and records an allowance for uncollectible accounts based on the age of the outstanding receivable balances and trends in outstanding balances. As a result of these analyses, the Company believes that the current allowance for uncollectible accounts is adequate to cover any bad debts as of the date of the balance sheet. The Company has experienced an increase in bad debt expense and customer turnover during the account migration and integration process following our acquisitions.

•	Property, Plant, Equipment and Long Lived Assets - The Company utilizes significant amounts of property, plant and equipment in providing service to our customers. For financial statement reporting purposes the Company uses straight-line depreciation for property and equipment over our estimate of their useful lives. The Company uses estimated useful lives of two to ten years for equipment and software. Changes in technology or changes in the intended use of property, plant and equipment may cause the estimated period of use or the value of these assets to change. We perform an annual analysis to confirm the appropriateness of estimated economic useful lives for each category of property, plant, and equipment.

Additionally, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting depreciable lives and testing for recoverability require management judgment.

•	Goodwill and Intangible Assets — In accordance with SFAS No. 142 the Company periodically evaluates goodwill and intangible assets for potential impairment. The Company tests for the impairment of goodwill and intangible assets annually by determining whether the Company’s carrying value exceeds its fair value. Fair value is ascertained by using quoted values of the Company’s stock and by using discounted values of expected future cash flows. If impairment exists, we measure the impairment through the use of discounted cash flows. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational considerations. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired. Goodwill is no longer amortized, but instead is subject to impairment tests at least annually. Other intangible assets are amortized over our estimate of their period of benefit (three to seven years).

•	Contingencies — The Company is subject to proceedings, lawsuits and other claims related to class action lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary to assess any contingencies. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

•	Discontinued Operations — During fiscal 2001, the Company discontinued the operations of its PC Systems and SpecTek business segments. These segments have been accounted for as discontinued operations in accordance with APB No. 30 and in this regard an estimate of all retained liabilities was recorded. This amount is subject to final settlement, which could result in a revision to the estimated loss or disposal of discontinued operations. Related amounts in the financial statements and corresponding notes for all periods presented have been classified as part of discontinued operations.

•	Restructuring and Acquisition Related Liabilities - The Company has remaining reserves related to our restructuring program approved and implemented in the fourth quarter of fiscal year 2001 in connection with our acquisition of Interland-Georgia. These remaining liabilities represent our estimate of future lease payments for data centers and office facilities being exited that cannot be recovered through subleases and termination penalties for bandwidth and data connectivity contracts we are no longer utilizing.

Discontinued Operations

   PC Systems

     The Company discontinued the operations of its PC Systems business segment, which has been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC, (“GTG PC”) an affiliate of the Gores Technology Group. Under the terms of the agreement, GTG PC received assets, which included $76.5 million in cash, and assumed specified liabilities of the PC Systems business. The Company retained all liabilities of the PC Systems business not assumed by GTG PC, including, for example, liabilities for taxes arising prior to the closing of the transaction, employee termination and related expenses and any contingent liabilities arising prior to the closing date.

     Through May 31, 2003, or for the applicable statute of limitations with respect to taxes and government contracts, the Company is obligated to indemnify the purchaser and affiliated entities for any breaches of the representations and warranties contained in the agreement. In addition, the Company is obligated for an indefinite period of time to indemnify the purchaser and affiliated entities for any breaches in covenants. The agreement provides that the maximum aggregate liability of the Company for indemnification under the agreement is $10.0 million. To date the Company has not made any indemnification payments in regard to these matters.

     In fiscal 2001, the Company recognized an initial estimated loss on disposal of the PC Systems business of $212.2 million. In fiscal 2002 the Company recognized an estimated additional loss on the disposal of the PC Systems of $6.0 million. Included in the loss recognized in fiscal 2002 is a $3.8 million charge in connection with the resolution of disputed obligations owed to the Company by GTG PC Holdings, LLC an affiliate of the Gores Technology Group. In addition, the Company wrote down certain sales tax receivable balances to their net realizable value, which resulted in a charge of $0.7 million. The Company also accrued $0.7 million in contingent liabilities, and $0.6 million in legal expenses related to the disposal of discontinued operations.

   SpecTek

     In fiscal 2001, the Company has discontinued the operations of its SpecTek business segment, which has been accounted for as discontinued operations in accordance with APB No. 30. Pursuant to the Amended and Restated Component Recovery Agreement (as amended, the “Component Recovery Agreement”), dated effective September 2, 1999, Micron Technology, Inc. (“MTI”), exercised its rights to purchase the assets of the SpecTek business. On March 22, 2001, the Company entered into a Purchase Agreement (the “Purchase Agreement”) to sell all assets primarily used by SpecTek and certain land, buildings and intellectual property assets to MTI. Pursuant to the terms of the Purchase Agreement, the Company transferred the land, buildings and intellectual property to MTI on March 22, 2001 and received $18 million of cash in excess of the historical cost from MTI. This amount has been recorded, net of tax, as an increase in additional paid in capital. The Company has leased back a portion of the land and buildings from MTI and has also been granted a license to use certain of the intellectual property. In addition, MTI agreed to pay the Company for the March 1, 2001 net book value of the assets used by SpecTek, less any outstanding intercompany payables. Net proceeds from the sale of the SpecTek assets under the Purchase Agreement were $39.6 million.

Results Of Continuing Operations

     The Company’s consolidated financial information presents the net effect of discontinued operations separate from the results of the Company’s continuing operations. Historical financial information has been reclassified to consistently present the discontinued operations, and the discussion and analysis that follows generally focuses on continuing operations. The following table sets forth, for the periods indicated, certain data derived from the Company’s consolidated statements of operations as a percentage of revenues:

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2002	2001	2000

Revenues	100.0%	100.0%	100.0%
Cost of revenues	54.3	64.9	74.1

Gross margin	45.7	35.1	25.9
Operating expenses:
Sales, marketing and technical support	51.2	61.2	79.6
General and administrative	45.8	59.4	70.2
Goodwill amortization	—	11.2	15.0
Bad debt expense	10.4	3.7	1.7
Restructuring costs	(1.3)	181.5	—
Merger and integration costs	8.0	2.8	—
Other expense (income) net	0.7	(2.7)	1.9

Total operating expenses	114.8	317.1	168.4

Operating loss	(69.1)	(282.0)	(142.5)
Loss on investments, net	—	(8.9)	(1.8)
Interest income, net	0.7	13.7	34.9

Loss from continuing operations before taxes	(68.4)	(277.2)	(109.4)
Income tax benefit	63.2	37.3	29.7

Net loss from continuing operations	(5.2)%	(239.9)%	(79.7)%

The loss from continuing operations for the fiscal year 2002 was $5.3 million, or $(0.04) per share basic and diluted, on revenues of $101.6 million, compared to a loss in 2001 of $145.7 million, or $(1.46) per share basic and diluted, on revenues of $60.8 million, and a loss in 2000 of $26.2 million, or $(0.27) per share basic and diluted. The results of continuing operations in fiscal 2001 includes the operating activities of Interland-Georgia from August 6, 2001, the period from the date of acquisition to the end of the fiscal year. The results of continuing operations in fiscal 2002, include the operating activities of:

•	Interland-Georgia for twelve months
•	CommuniTech.Net for approximately seven months
•	Dialtone for approximately four months; and
•	iNNERHOST for one month

	Fiscal Year Ended

	August 31,	August 31,	August 31,
Revenues	2002	2001	2000

	(In thousands)
Hosting revenue	$94,699	$42,576	$18,555
Other revenue	6,929	18,176	14,307

Total revenues	$101,628	$60,752	$32,862

Comparison of the Years Ended August 31, 2002, 2001, and 2000

Revenues

     Total revenues increased 67.3% to $101.6 million during fiscal 2002 from $60.8 million in fiscal 2001 and $32.9 million in fiscal 2000.

     Hosting revenues increased 122.3% to $94.7 million during fiscal 2002 from $42.6 million in fiscal 2001 and $18.6 million in fiscal 2000. Hosting revenues are comprised of shared and dedicated hosting services and domain name registrations. The growth in hosting revenues for fiscal 2002 has been virtually entirely driven by acquisitions.

     Other revenues decreased 62.1% to $6.9 million during fiscal 2002 from $18.2 million in fiscal 2001 and $14.3 million in fiscal 2000. Other revenues are comprised of e-commerce and other applications hosting services, other Web hosting-related products and services, internet connectivity fees and equipment sales to customers. The decrease is the result of the sale of consumer dial-up accounts in 2001 and 2002, and the Company’s strategy to move away from the sale of hardware. The sale of these accounts and the change in strategy is not expected to have a substantial impact on future operating income.

     As of August 31, 2002, the Company had approximately 220,000 paid shared hosting customer accounts and managed more than 7,500 dedicated servers, many of which have multiple web sites.

   Cost of Revenues

     Cost of revenues increased 40.1% to $55.2 million in fiscal 2002 from $39.4 million in fiscal 2001 and $24.3 million in fiscal 2000. During fiscal 2002, the increasing cost of revenues was primarily related to expenses associated with acquired facilities such as depreciation of data centers and equipment, telecommunications and Internet access costs, technical personnel costs and rent. The Company’s cost of revenues as a percentage of revenues decreased to 54.3% during fiscal 2002 from 64.9% in fiscal 2001 and 74.1% in fiscal 2000. The Company anticipates that the cost of revenues will decline as a percentage of revenues as the Company continues to grow and execute its strategy to achieve a more cost-effective scale of operations.

Operating Expenses

   Sales, Marketing and Technical Support

     Sales, marketing and technical support expenses increased 40.0% to $52.1 million during fiscal 2002 from $37.2 million in fiscal 2001 and $26.2 million in fiscal 2000. The increase in sales and marketing expenses from $25.9 million in fiscal 2001 to $33.8 million in fiscal 2002 was primarily related to increased amortization expenses pertaining to the acquisition of customer accounts. This amortization can arise both from transactions in which we acquire only customer accounts and from acquisitions of customer accounts in connection with the acquisition of a corporation through merger or stock purchase. The increase in technical support expenses from $11.3 million in fiscal 2001 to $18.2 million in fiscal 2002 reflected the additional resources needed to the support the increased size of the customer account base generated by recent acquisitions.

   General and Administrative

     General and administrative expenses increased 29.0% to $46.6 million during fiscal 2002 from $36.1 million in fiscal 2001 and $23.1 million in fiscal 2000. The increase in general and administrative expenses during fiscal 2002 was primarily related to additional depreciation expenses generated by acquired companies, and additional reserve requirements for occupancy expenses associated with facilities obtained from legacy entities but which the company has previously planned on abandoning.

   Goodwill Amortization

     Effective September 1, 2001, the Company adopted SFAS No. 142 which eliminates goodwill amortization starting in fiscal 2002. Prior to that date, goodwill resulting from previous acquisitions, was amortized in accordance with generally accepted accounting principles. SFAS No. 142 required the Company to adopt certain provisions as part of the Interland-Georgia business combination, and as a result, the goodwill and intangible assets acquired as part of the combination were accounted for in accordance with the “amortization and non-amortization” provisions of SFAS 142.

   Bad Debt Expense

     Bad debt expenses increased 377.2% to $10.5 million during fiscal 2002 from $2.2 million in fiscal 2001 and $.6 million in fiscal 2000. The increase in bad debt expense during fiscal 2002 was primarily related to the acquisitions of customer accounts of Interland-Georgia, CommuniTech.Net, Dialtone, Interliant, and AT&T. Following these transactions, the Company experienced short-term customer churn and “breakage” during the account integration and migration process. In connection with the acquisition of Interland-Georgia and the restructuring plan, which included the consolidation of data centers and internal business systems, including billing terms and applications and other financial applications, the Company also addressed internal customer credit and billing function issues. The combination of higher than expected customer churn and the integration and consolidation of our billing and collection functions during the year resulted in unusually high bad debt expense for the year ended August 31, 2002. In response to the higher bad debt expense, the Company increased its collection efforts in the third quarter of FY 2002 to bring the past due accounts back down to a more normal level. Furthermore, the Company’s initiative to convert term contracts to monthly payment terms is also expected to reduce bad debt expense going forward. This level of bad debt has not been inherent in the Company’s business historically, and based on process improvements the Company has implemented, the Company expects that bad debt expense levels will return to a lower level in fiscal 2003.

    Merger, Integration and Restructuring Costs

     In connection with the acquisition of Interland-Georgia in August 2001, the Company adopted a restructuring plan to close certain offices and data centers, discontinue the use and development of certain software and eliminate other redundant assets. As a result, the Company recorded a restructuring charge of $110.3 million. The restructuring charge included $9.4 million related to the closure of offices and data centers, the write-off of $69.7 million of goodwill and intangible assets relating to prior acquisitions, $26.9 million for asset write-downs, $0.7 million related to personnel termination costs and $3.6 million related to other costs. During fiscal 2002, the Company utilized $2.3 million of these reserves in connection with executing the aforementioned restructuring plans and recorded a reserve write down of $1.3 million leaving a balance of $8.8 million as of August 31, 2002. The restructuring activities of the Company are substantially complete. The remaining reserves are related to lease payments on abandoned facilities and remaining payments on terminated bandwidth contracts. In addition, the Company incurred $8.1 million and $1.7 million in merger and integration costs in 2002 and 2001, primarily related to the Interland-Georgia and other acquisitions completed in those years. Included in the $8.1 million of merger and integration expenses for fiscal 2002 was $4.2 million for employee termination benefits, $2.5 million for relocation costs, $0.7 million for employee retention bonuses, $0.2 million for legal services, and $0.5 million for other non-capitalizable costs related to the merger and integration of the Company’s recent acquisitions including Interland-Georgia, CommuniTech.Net, Dialtone, and iNNERHOST.

    Other Expense (Income), net

     During fiscal 2002 the Company completed the sale of its remaining Boise-based consumer dial-up accounts and certain data center assets. The sale resulted in a net loss of $0.7 million, which is reported in the Statement of Operations under “Other expense (income), net”. The sale of these accounts is not expected to have a substantial impact on operating income and cash flows.

     In fiscal 2001, the Company sold many of its consumer dial-up accounts for $3.8 million and recognized a resulting gain of $2.5 million, which is included in the Statement of Operations under the “Other expense (income), net”.

Loss on Investments, Net

     The Company incurred no gains or losses from investment activity during fiscal 2002. Loss on investments, net for the fiscal year ended 2001 increased to $5.4 million from $.6 million in 2000. The loss in 2001 consists of a loss on investments of $9.9 million net of a gain on the sale of an investment of $4.5 million. The Company incurred a loss on its equity share of the losses of Bird on a Wire, Inc. (“BOAW”), as well as the Company’s loss on disposal of its investment therein ($4.9 million) and write-off of its investment in Innuity, Inc. ($5.0 million). On May 28, 2001, BOAW entered into a definitive agreement to sell its assets. After settling BOAW liabilities, the Company received net proceeds of $1.5 million. Partially offsetting these losses was a gain of $4.5 million generated by the Company’s September 29, 2000 sale of its remaining 10% interest in MCMS, Inc. (“MCMS”).

Interest Income, Net

     Interest income, net, decreased 91.0% to $ 0.8 million during fiscal 2002 from $8.3 million in fiscal 2001 and $11.5 million in fiscal 2000. Interest income, net consists of interest income earned on the Company’s invested cash and liquid investments of $4.0 million, less interest expense on debt (primarily capital leases) of $3.2 million. The reduction in interest income, net is primarily due to the lower levels of cash and liquid investments that were available for investment and lower interest rates during fiscal 2002.

Income Tax Provision

     The effective income tax benefit rate on continuing operations was approximately 92% for fiscal 2002, 13% for fiscal 2001 and 27% for fiscal 2000. The rate principally reflects the federal statutory rate, net of the effect of state taxes, tax-exempt securities and non-deductible goodwill amortization. The change in the effective income tax rates primarily reflects tax benefits resulting from a change in the Internal Revenue Code regarding the carryback of net operating losses, as well as a valuation allowance on certain tax assets. On March 9, 2002, a tax law entitled the “Job Creation and Worker Assistance Act of 2002” was passed. The provision of this act that benefited the Company directly during 2002 was the ability to carryback tax losses to the previous five years. During the third quarter the Company received approximately $66 million in cash relating to the carryback tax refunds and income tax receivables. This tax refund has significantly added to the Company’s cash position but has also reduced the amount of tax net operating losses that are available for carryforward to future years.

Earnings Before Interest, Taxes, depreciation and Amortization (EBITDA)

     The Company’s EBITDA (loss from continuing operations, excluding interest income (expense), income taxes, depreciation and amortization) was a loss of $33.5 million for the fiscal year 2002 as compared with a loss of $152.1 million for the same period of the prior year. The decrease in the EBITDA loss was due to the successful execution of the Company’s merger, integration and restructuring plans, in conjunction with additional revenues and gross margins for the periods offset by increased sales, technical support, general and administrative personnel costs pertaining to and generated by the Company’s acquisitions of Interland-Georgia, CommuniTech.Net and Dialtone. Included in the Company’s fiscal 2002 net loss from continuing operations were $8.1 million of merger and integration charges, $0.7 million loss on the sale of connectivity accounts, and a reduction of expense in connection with the reversal of previously established restructuring reserves in the amount of $1.3 million. Included in the Company’s fiscal 2001 net loss from continuing operations is $112.0 million of restructuring, merger, and integration charges. Management believes it is useful to separately identify these items included in the Company’s results as these are generally non-recurring in nature. EBITDA is not an indicator of performance under generally accepted accounting principles and may not be comparable to information reported by other companies. In addition, it does not replace gross profit (loss), net income (loss), or operating income (loss) as indicators of our operating performance.

     Reconciliation of net loss from continuing operations to EBITDA loss is as follows:

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2002	2001	2000

	(In thousands)
Net loss from continuing operations	$(5,272)	$(145,717)	$(26,192)
Depreciation and amortization	36,718	24,585	12,257
Income tax benefit	(64,241)	(22,694)	(9,748)
Interest income, net	(752)	(8,317)	(11,476)

EBITDA loss	$(33,547)	$(152,143)	$(35,159)

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

     The following table discloses aggregate information about our contractual obligations as of August 31, 2002 and the periods in which payments are due:

					After
Contractual Obligations (In millions)	Total	1 year	2-3 years	4-5 years	5 years

Long-term debt	$6.7	$6.1	$0.6	$—	$—
Operating leases and other future commitments	61.6	17.9	18.1	12.1	13.5
Capital leases	27.2	14.9	12.3	—	—

Total contractual cash obligations	$95.5	$38.9	$31.0	$12.1	$13.5

     As of August 31, 2002, the Company had $62.7 million in cash and cash equivalents as noted on the Company’s consolidated balance sheet and statement of cash flows. In addition, the Company had $50.9 million in short and long-term investments and $34.3 million in short and long-term restricted investments representing a total cash position of $147.9 million. This represents a decrease of $60.2 million compared to August 31, 2001. Cash used during the twelve month period includes $55.5 million for operations (net of $88.0 million of tax refunds received during the year), $5.6 million for capital expenditures, $18.3 million for repayments of debt and capital lease obligations, $9.8 million for the re-purchase of the Company’s common stock, $42.5 million for business acquisitions, $15.0 million for discontinued operations liabilities, and $2.7 million for notes issued to a related party. Partially offsetting these uses of cash was $1.1 million of proceeds received from the issuance of Company stock.

     On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC, (“GTG PC”) an affiliate of the Gores Technology Group. Under the terms of the agreement, GTG PC received assets, which included $76.5 million in cash, and assumed specified liabilities of the PC Systems business. The Company retained certain liabilities, including contingent liabilities arising prior to the sale. Through May 31, 2003, or for the applicable statute of limitations with respect to taxes and government contracts, the Company is obligated to indemnify GTG PC and affiliated entities for any breaches of the representations and warranties contained in the agreement. In addition, the Company is obligated for an indefinite period of time to indemnify GTG PC and affiliated entities for any breaches in covenants. The agreement provides that the maximum aggregate liability of the Company for indemnification under the agreement is $10.0 million. Claims related to this indemnification could result in an additional cash payment by the Company to GTG PC and a corresponding increase to the loss on disposal of discontinued operations. Currently there are no outstanding claims.

     On July 20, 2001, the Company entered into a financing arrangement with a financial institution, under which the Company executed a $5.4 million credit agreement. At August 31, 2002 the outstanding balance on the facility was $5.4 million bearing an interest rate of prime less 100 basis points or 3.75%. Additionally, in July 2001, the Company entered into a financing arrangement for a sale and leaseback of up to $14.6 million for certain equipment, primarily computer hardware. In January 2002, the Company repurchased certain assets from the financial institution at a total cost of $2.9 million. In connection with the repurchase, approximately $3.3 million of cash and equivalents became unrestricted lowering the total pledged amount of cash and equivalents securing the lease line to $21.6 million. The restrictions prevent the Company from utilizing the related cash and cash equivalent balances, however, the amount of restricted cash and cash equivalents is reduced as the facility is paid off.

     During the third quarter ended May 31, 2002, the Company’s merchant bank reduced the amount of restricted cash collateralizing the Company’s merchant banking activity by $12.5 million bring the total restricted collateral amount required under the merchant agreement down to $10.0 million. The collateral is in the form of a certificate of deposit with the merchant bank.

     Prior to the acquisition of Dialtone Inc., (“Dialtone”), Dialtone entered into a $2 million line of credit with a financial institution, which bears interest at a rate of prime plus 150 basis points. In connection with the acquisition of Dialtone, Interland acquired the line of credit and as of August 31, 2002, the balance was $0.6 million bearing a weighted average interest rate of approximately 5.75%.

     Prior to the acquisition of iNNERHOST, Inc., iNNERHOST executed a $1.3 million note to finance the construction of a data center. The note bears an interest rate of 10%. In connection with the acquisition of iNNERHOST the Company assumed this obligation, which had an outstanding balance of $1.0 million at August 31, 2002. Also prior to acquisition, iNNERHOST executed several term loans to finance equipment purchases. The Company has assumed these debts, which have an interest rate of 12% and an outstanding balance of $0.3 million at August 31, 2002.

     The Company anticipates making capital expenditures of approximately $10.0 million during fiscal 2003, generally for server equipment and related software and other expenditures related to new customer growth. Included in the expected $10.0 million of fiscal 2003 capital expenditures is the Company’s plan to invest in infrastructure optimization and improvement projects. The Company also expects to use approximately $7.0 million to support discontinued operations.

     The Company’s strategy includes acquisitions of businesses and customers and these acquisitions may be accomplished through the issuance of shares, payment of cash or debt.

     The Company does not expect to begin to generate positive cash flow from ongoing operations until the fourth quarter of fiscal 2003. The Company believes it has adequate cash resources to fund operations and planned capital expenditures for at least one year from the balance sheet date. The Company’s future success is dependent upon its ability to achieve positive cash flow prior to the depletion of cash resources and to raise funds, thereafter, if needed. Management, however, cannot provide absolute assurance that the Company’s cash flows will be adequate to allow it to continue operations subsequent to the one-year time period, although, the Company’s current financial forecast does indicate that there will be sufficient cash balances on hand until the Company reaches positive cash flows from ongoing operations.

Recently Issued Accounting Standards

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets’ useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company will be required to adopt this statement in its fiscal year 2003 starting on September 1, 2002, and does not believe it will have a material impact on its financial condition.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after Dec 15, 2001. This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of Goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, Goodwill and Other Intangible Assets.” Under SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of segments of a business. The Company adopted this statement in its fiscal 2003 starting on September 1, 2002.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13 and Technical Corrections”, which is effective for transactions occurring after May 15, 2002. The Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, which required all gains and losses from extinguishments of debt to be aggregated and classified as an extraordinary item (net of related income tax effect), if material. The criteria in APB Opinion No. 30 will now be used to classify those gains and losses. Also SFAS No. 64 amended SFAS No. 4 and is no longer necessary because of this rescission. The Statements amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification results in recognition of a gain or loss in the financial statements, is subject to SFAS No. 66 “Accounting for Sales of Real

Estate” if the leased asset is real estate (including integral equipment), and is subject to the sale-leaseback rules of SFAS No. 98 “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases”. The Company adopted this Statement in its fiscal 2003 starting from September 1, 2002.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this Statement in its fiscal 2003 starting from September 1, 2002. The Company is currently analyzing the impact the adoption of this pronouncement may have on its consolidated financial position, results of operations, or cash flows.

Certain Factors

You should carefully consider the following factors and all other information contained in this Form 10-K before you make any investment decisions with respect to the Company’s securities. The risks and uncertainties described below are not the only risks the Company faces.

Interland has incurred operating losses since inception, and it expects to incur losses for at least the next three quarters. The Company has incurred net losses and losses from operations for all but one of each quarterly period from inception through fiscal 2002. Interland does not expect to generate positive cash flow from continuing operations until the fourth quarter of fiscal 2003. In some cases operating expenses will increase as a result of adapting network infrastructure to accommodate additional customers, increasing sales and marketing efforts, broadening customer support capabilities, integrating recently acquired businesses, and expanding administrative resources in anticipation of future growth. To the extent that increases in expenses are not offset by increases in revenues, the Company’s operating losses will increase.

Because Interland’s historical financial information is not representative of its future results, investors and analysts will have difficulty analyzing Interland’s future earnings potential. Since the Company has sold its non-hosting businesses, its historical financial information, contained in previous filings with the Securities and Exchange Commission, will not be representative of its future operating results. Excluding the operations of the non-hosting businesses—which are classified as discontinued operations in the Company’s financial statements—non-Web hosting revenues represented approximately 7% and 30% of the Company’s total revenues for fiscal 2002 and 2001, respectively. Furthermore, the Company’s financial results for fiscal 2002 reflect the partial impacts of three company and three account acquisitions completed during the year. In addition, the Company’s financial results for fiscal 2001 only reflect the integration of Interland-Georgia for 25 days. By contrast web-hosting revenues constituted 93% of the Company’s total revenues in fiscal 2002.

Interland has a limited operating history and its business model is still evolving, which makes it difficult to evaluate its prospects. The Company’s limited operating history makes evaluating its business operations and prospects difficult. The Company’s range of service offerings has changed since its inception and its business model is still new and developing. Specifically, the Company business has changed from being primarily a seller of personal computers and related accessories to being exclusively a web hosting company. As a result, the revenues and income potential of the Company’s business, as well as the potential benefits of acquisitions and integrations will be difficult to evaluate.

Interland’s quarterly operating results will fluctuate and its future revenues and profitability are not certain. The Company’s past operating results have been subject to fluctuations, on a quarterly and an annual basis. Interland may also experience significant fluctuations in quarterly and annual operating results due to a wide variety of factors. Because of these fluctuations, comparisons of operating results from period to period are not meaningful and should not be relied upon as an indicator of future performance. Factors that cause operating results to fluctuate include, but are not limited to:

•	demand for and market acceptance of the Company’s services;

•	introductions of new services or enhancements by Interland and its competitors;

•	technical difficulties or system downtime affecting the Internet generally or the Company’s hosting operations specifically;

•	customer retention;

•	increased competition and consolidation within the Web hosting and applications hosting markets;

•	changes in the Company’s pricing policies and the pricing policies of its competitors;

•	gains or losses of key strategic relationships.

     The Company cannot provide assurances as to the extent to which it will be successful in achieving plans to increase the size of its customer base, the amount of services it offers or the amount of the increase in revenues it will experience during the next fiscal year, or beyond. In addition, relatively large portions of Interland’s expenses are fixed in the short-term, and therefore its results of operations are particularly sensitive to fluctuations in revenues. Also, if the Company were unable to continue using third-party products in its service offerings, its service development costs would increase significantly.

     In addition, the terrorist acts of September 11, 2001 have contributed to an uncertain economic environment and the Company cannot predict the impact of these events, any subsequent terrorist acts or of any related military action, on its customers or business. The Company believes that, in light of these events, some businesses may curtail spending on information technology, which could also affect its quarterly results in the future.

Interland’s stock price will be volatile which could cause your investment in the Company's common stock to decrease significantly. The market price of the Company’s common stock has experienced a significant volatility during the last fiscal year. The price has been and is likely to continue to be highly volatile due to several factors, such as:

•	Company’s failure to experience the benefits of merger and acquisitions as quickly as anticipated, or at all in the way the financial analysts expected;

•	variations in actual and anticipated operating results;

•	variations in actual and anticipated operating results of customers or competitors;

•	the volatility of stock within the sectors within which the Company conducts business;

•	general decline in economic conditions; and

•	reductions in the volume of trading in the Company’s common stock.

During the 52 week period ended November 5, 2002 , the high and low closing price for the Company’s common stock was $3.28 and $1.36 respectively.

Interland operates in a new and evolving market. The market for Web hosting and applications hosting services for small- and medium-sized businesses is new and evolving rapidly. The Company’s future growth, if any, will depend upon the willingness of small- and medium-sized businesses to outsource Web and applications hosting services, the Company’s ability to increase its average revenues per customer, and its ability to retain customers. For the year ended August 31, 2002 the Company’s average monthly revenue per customer account was $40.25 and our average monthly customer turnover rate was 3.8%; as compared to $46.72 and 3.3% for the year ended August 31, 2001. The market for Interland’s services may not develop further, consumers may not widely adopt its services and significant numbers of businesses or organizations may not use the Internet for commerce and communication. If this market fails to develop further or develops more slowly than expected, or if the Company’s services do not achieve broader market acceptance, the Company will not be able to grow its customer base. In addition, the Company must be able to differentiate itself from its competition through its service offerings and brand recognition. These activities may be more expensive than the Company anticipates, and it may not be successful in differentiating itself, achieving market acceptance of its services or selling additional services to its existing customer base.

Because Interland’s target markets are volatile, the Company may face a loss of customers or a high level of non-collectible accounts. The Company intends to concentrate on serving small- and medium-sized businesses (“SMB”). The SMB market contains many businesses that will not be successful, and are consequently they present a substantially greater risk for non-collectible accounts receivable, and for non-renewal. Moreover, a significant portion of this target market is highly sensitive to price, and may be lost to a low-cost competitor. Because few businesses in this target market employ trained technologists, they tend to generate a high number of customer service and technical support calls. The expense of responding to these calls is considerable, and the expense is likely to increase in direct proportion to revenue, potentially limiting the scalability of the business. Additionally, if the customer becomes dissatisfied with the Company’s response to such calls, cancellation, non-payment, or non-renewal becomes more likely. Interland’s strategy for minimizing the negative aspects of its target market include:

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

     The Company can give no assurance, however, that any of these measures will be successful, and the Company’s failure to manage these risks will decrease revenues and profitability.

If the Company does not successfully integrate the operations and personnel of its recent acquisitions in a timely manner, business will be disrupted and operating results will be negatively affected. The Company’s acquisitions involve risks related to the integration and management of these companies’ operations and personnel. Integration will be a complex, time consuming and expensive process and may disrupt the Company’s business if not completed in a timely and efficient manner. The Company must operate as a combined organization utilizing common information and telecommunications systems, operating procedures, financial controls and human resources practices.

     The Company may encounter substantial difficulties, costs and delays involved in integrating the operations of all affiliated companies, including:

•	potential incompatibility of business cultures;

•	potential conflicts in marketing or other important relationships;

•	potential operating inefficiencies and increased costs associated with having and integrating different information and telecommunications systems;

•	potential decline in the level of customer service and customer satisfaction; and

•	the loss of key employees and diversion of the attention of management from other ongoing business concerns.

     The benefits of the acquisitions of Interland-Georgia, CommuniTech.Net, Dialtone, and iNNERHOST may be less than expected and the costs associated with these acquisitions could be higher than expected, which could harm the Company’s financial results and cause a decline in the value of its common stock. The Company expects to realize cost reductions due to synergies created by recent acquisitions in areas such as integration and expansion of nationwide technical support capabilities over a larger customer base, integration of information and telecommunications systems, marketing the larger combined business, elimination of excess data center capacity and economies of scale for the combined company’s telecommunications costs.

     Through August 31, 2002, as part of the integration with Interland-Georgia, the Company has:

•	reduced 480 positions from its total headcount;

•	reduced the number of facilities by three; and,

•	incurred approximately $9.8 million of merger and integration costs.

     Although the Company expects that it will realize cost synergies, it cannot guarantee that it will realize these cost synergies or firmly state the amount of any specific cost synergies. The Company expects to incur costs associated with the consolidation and integration of the companies’ services and operations. If the total costs of consolidation and integration activities exceed estimates, or if the cost synergies are less than expected, the Company’s revenues and profitability would suffer. Any shortfall in anticipated operating results could cause the market price of the Company’s common stock to decline. In addition, the market price of Interland’s common stock will decline significantly if it does not experience the business benefits of the acquisitions and accompanying synergies as quickly or in as great amounts as security analysts expect.

The Company has incurred significant accounting charges relating to its recent acquisitions of Interland-Georgia, CommuniTech.Net, Dialtone, and iNNERHOST which will delay projected achievement of profitability for the Web hosting business. The Company has accounted for all company acquisitions using the purchase method of accounting. Under this accounting method the purchase price is allocated to assets acquired and liabilities assumed. The following acquisitions have been recorded:

•	Interland-Georgia – Based upon the purchase price of $127.2 million, the Company has recorded $17.5 million of intangible assets and $103.0 million of goodwill on its balance sheet, which resulted in annual amortization expense of the intangible assets of $3.4 million in fiscal 2002.

•	CommuniTech.Net – Based on a purchase price of $11.0 million, the Company has recorded $3.7 million of intangible assets and $6.9 million of goodwill on its balance sheet, which resulted in annual amortization expense of intangible assets of $0.7 million in fiscal 2002.

•	Dialtone – Based on a purchase price of $15.8 million, the Company has recorded $4.2 million of intangible assets and $10.1 million of goodwill on its balance sheet, which resulted in annual amortization expense of intangible assets of $0.5 million in fiscal 2002.

•	iNNERHOST – Based on the purchase price of $17.6 million, the Company has recorded $12.8 million of intangible assets, which resulted in annual amortization expense of intangible assets of $0.2 million in fiscal 2002. The purchase price allocation for iNNERHOST is preliminary pending the completion of the related valuation analysis that will be completed in the second quarter of fiscal 2003. As such, there has not yet been an allocation of the purchase price to goodwill.

Goodwill will be evaluated annually for impairment and any potential impairment will affect the Company’s financial results in the future.

If the Company acquires additional companies, customer accounts or technologies, it may record additional goodwill and intangible assets, and may face difficulties in integrating those acquisitions. As part of its strategy to grow the Web hosting business, the Company has made a number of acquisitions and investments, and it may continue to pursue acquisitions of businesses or assets that it believes are complementary to its business. The Company will be required to record material goodwill and other intangible assets in the likely event the purchase price of the acquired businesses exceeds the fair value of the net assets acquired. In the past, this has resulted in significant amortization charges, and these charges may increase in future periods as the Company continues its acquisition strategy. The acquired businesses may not achieve the revenues and earnings anticipated to be achieved. If the Company acquires another company, it will likely raise the same risks, uncertainties and disruptions as discussed above with respect to its recent acquisitions. For example, the Company may not be able to successfully assimilate the additional personnel, operations, acquired technology and customer accounts into its business. Furthermore, the Company may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to existing shareholders. As a result, there could be a material adverse effect on the Company’s future financial condition and results of operations.

Interland could incur liabilities in the future relating to its PC Systems business, which could cause additional operating losses. The Company could incur liabilities arising from the sale of the PC Systems business to GTG PC. According to the terms of the agreement with GTG PC, the Company agreed to retain liabilities relating to the operation of the PC systems business arising prior to the closing of the transaction, including liabilities for taxes, contingent liabilities and liabilities for accounts payable accrued prior to the closing. The Company also agreed to indemnify GTG PC and its affiliates for any breach of the Company’s representations and warranties contained in the agreement for a period of two years, or for the applicable statute of limitations for matters related to taxes. This indemnification obligation is capped at $10.0 million. Except for claims for fraud or injunctive relief, this indemnity is the exclusive remedy for any breach of the Company’s representations, warranties and covenants contained in the agreement with GTG PC. Accordingly, in the future, Interland could be required to make payments to GTG PC and its affiliates in accordance with the agreement in which it sold the PC Systems business, which could adversely affect its future results of operations.

Interland could incur additional losses related to its restructuring. The Company may incur additional losses if the Company underestimated the costs associated with its restructuring. In connection with the acquisition of Interland-Georgia in August 2001, the Company adopted a restructuring plan to close several offices and data centers, discontinue the use and development of software and eliminate other redundant assets. As a result, the Company recorded a restructuring charge of $110.3 million. The restructuring charge included $9.4 million related to the closure of offices and data centers, the write-off of $69.7 million of goodwill and intangible assets relating to prior acquisitions, $26.9 million for asset write-downs, $0.7 million related to personnel termination costs and $3.6 million related to other costs. The balance of the restructuring reserve at August 31, 2001 after payments and write downs was $12.5 million. The balance of the restructuring reserve at August 31, 2002 is $8.8 million and reflects reductions of $2.3 million for payments made, $1.9 million related to the settlement of data connectivity contract obligations, and an increase of $0.5 million to reflect the net impact of revised facility exit plans and lease termination settlements recorded during fiscal 2002. The Company accrued liabilities, which the Company believes are adequate to cover all of the costs associated with the restructuring. However, if the estimates are inadequate, the Company will have to record additional restructuring charges

Interland may be required to pay sales and use taxes related to its discontinued operations. During the third quarter of 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states, although its mail order subsidiary briefly ceased collecting such taxes in several states, during portions of 1999 and 2000. The Company is a party to agreements with nearly all states, which generally limit its liability, if any, for non-remittance of sales and use taxes prior to such agreements’ effective dates. The Company has previously accrued a liability for the estimated settlement cost of issues related to sales and use taxes not covered by such agreements. Management believes the resolution of any matters relating to the non-remittance of sales or use taxes will not materially affect the Company’s business, financial position and results of operations. This potential liability will remain with Interland even though it sold the PC Systems business.

Interland may not effectively execute its Web hosting strategy and, as a result, others may seize the market opportunity that it has identified. If Interland fails to execute its Web hosting strategy in a timely or effective manner, its competitors will be able to seize the opportunity the Company had identified to address the Web hosting needs of small- and medium-sized businesses. Interland’s business strategy is complex and requires that it successfully and simultaneously complete many tasks, and the failure to complete any one of these following tasks may jeopardize its strategy as a whole.

•	market its services and build its brand name effectively;

•	develop new products and services;

•	continue to enhance the efficiency of its infrastructure to accommodate additional customers;

•	continue to expand its customer base;

•	continue to respond to competitive developments;

•	influence and respond to emerging industry standards and other changes; and

•	attract, retain and motivate qualified personnel.

Because Interland faces intense competition, it may not be able to operate profitably in its markets. The Web hosting and applications hosting markets are highly competitive and are becoming more so, which could hinder our ability to successfully market our products and services. The Company may not have the resources, expertise or other competitive factors to compete successfully in the future. Because there are few substantial barriers to entry, and the Company expects that it will face additional competition from existing competitors and new market entrants in the future. Many of Interland’s competitors have greater name recognition and more established relationships in the industry and greater resources. As a result, these competitors may be able to:

•	develop and expand their network infrastructures and service offerings more rapidly;

•	adapt to new or emerging technologies and changes in customer requirements more quickly;

•	take advantage of acquisition and other opportunities more readily; and

•	devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than the Company can.

     Current and potential competitors in the market include Web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, large information technology firms that provide a wide array of information technology services and computer hardware suppliers. These competitors may operate in one or more of these areas and include companies such as Affinity, XO Communications and Verio.

Interland’s ability to successfully market its services could be substantially impaired if it is unable to deploy new Internet applications or if new Internet applications it deploys prove to be unreliable, defective or incompatible. The Company cannot provide assurances that it will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new Internet application services in the future. If any newly introduced Internet applications suffer from reliability, quality or compatibility problems, market acceptance of Interland’s services will be hindered and its ability to attract new customers will be adversely affected. The Company cannot assure that new applications it deploys will be free from any reliability, quality or compatibility problems. If the Company incurs increased costs or is unable, for technical or other reasons, to host and manage new Internet applications or enhancements of existing applications, its ability to successfully market its services will be impaired. In addition, the Company cannot provide assurances that its customers will accept new services or applications.

Impairment of Interland’s intellectual property rights could negatively affect its business or could allow competitors to minimize any advantage that Interland’s proprietary technology may give it. The Company currently has no patented technology that would preclude or inhibit competitors from entering the Web hosting market that it serves. While the Company has filed, and may file patent applications on particular aspects of its technology, it cannot be sure that it will receive any patents. While it is the Company’s practice to enter into agreements with all employees and with some of its customers and suppliers to prohibit or restrict the disclosure of proprietary information, the Company cannot be sure that these contractual arrangements or the other steps it takes to protect its proprietary rights will prove sufficient to prevent illegal use of its proprietary rights or to deter independent, third-party development of similar proprietary assets.

     Effective copyright, trademark, trade secret and patent protection may not be available in every country in which the Company’s products and services are offered. The Company is currently, and may in the future, be involved in legal disputes relating to the validity or alleged infringement of its intellectual property rights. Intellectual property litigation is typically extremely costly and can be disruptive to business operations by diverting the attention and energies of management and key technical personnel. In addition, adverse decisions will subject the Company to liabilities, require it to seek licenses from others, prevent it from using, licensing or selling certain of its products and services, or cause disruptions to its operations or the markets in which it competes, which will decrease profitability.

     Periodically, the Company is made aware of claims, or potential claims, that technology it uses may infringe on intellectual property rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of certain asserted and unasserted claims for alleged infringement relating to its discontinued operations prior to the balance sheet date. Resolution of these claims could be costly and decrease profitability.

Interland could face unanticipated losses from litigation. Interland is defending an employee class action lawsuit filed in the U.S. District Court for Idaho. In this case five individual plaintiffs claim they were employees of Micron Electronics between 1999 and April 2001. The plaintiffs claim that they, and other similarly situated employees, did not receive overtime pay to which they were entitled under the Fair Labor Standards Act. Interland disputes these claims and believes the plaintiffs are not entitled to any material additional wages. The court conditionally certified a class of not more than 800 former employees and notices of the litigation are being sent to these persons to give them the opportunity to “opt in” to the litigation. The parties are continuing to conduct discovery. At this early stage of the litigation Interland is unable to estimate its total expenses, possible loss or range of loss that may ultimately be connected with the matter. This potential liability remains with Interland even though it sold the PC Systems business.

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

If Interland is unable to attract and retain key personnel, it may not be able to compete effectively in its market. The future success of Interland will depend, in part, on its ability to attract and retain key management, technical and sales and marketing personnel. The Company attempts to enhance its management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. The Company experiences strong competition for such personnel in the Web hosting industry. The Company’s inability to retain employees and attract and retain sufficient additional employees, and information technology, engineering and technical support resources could adversely affect its ability to remain competitive in its markets. The Company may face the loss of key personnel which could limit the ability of the Company to develop and market its products and services.

If the Company is unable to obtain sufficient telecommunications network capacity at reasonable costs, it will not be able to provide services at prices acceptable to its customers, thereby reducing demand for its services. The success of Interland will depend upon the capacity, reliability and security of its network infrastructure, including the capacity leased from its telecommunications network suppliers. Interland’s network currently delivers service through Cable & Wireless, McLeod, Qwest, Electric Lightwave, Genuity, WorldCom, Level 3, XO, Sprint and Touch America. Some of these suppliers are also competitors. The Company’s operating results depend, in part, upon the pricing and availability of telecommunications network capacity from a limited number of providers. If capacity is not available as the Company’s customers’ usage increases, the Company’s network will not be able to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, the Company’s business would suffer if its network suppliers increased the prices for their services and it were unable to pass along any increased costs to its customers. Any failure on the part of the Company or the part of its third-party suppliers to achieve or maintain high data transmission capacity, reliability or performance could significantly reduce the Company’s ability to handle the expected increase on customer demand for its services, damage its business reputation and increase its costs.

Interland depends on its reseller sales channel to market and sell many of its services. Interland does not control its resellers, and if it fails to develop or maintain good relations with resellers, it may not achieve the growth in customers and revenues that it expects. An element of the strategy for the Company’s growth is to further develop the use of third parties that resell its services. Many of these resellers are Web development or Web consulting companies that also sell Interland’s Web hosting services, but that generally do not have established customer bases to which they can market these services. The Company is not currently dependent on any one reseller to generate a significant level of business, but it has benefited from business generated by the reseller channel. Although Interland attempts to provide its resellers with incentives such as price discounts on its services that the resellers seek to resell at a profit, the failure of its services to be commercially accepted in some markets, whether as a result of a reseller’s performance or otherwise, could cause its current resellers to discontinue their relationships with us.

Changes in technology and industry standards may cause Interland's products to be non-competitive or increase its product costs. In the Web and applications hosting industry, service providers must keep pace with evolving technologies in order to offer relevant, sophisticated services on a timely basis to meet rapidly changing customer demands. The future success of Interland will depend, in part, upon its ability to offer services that incorporate leading technologies, address the increasingly sophisticated and varied needs of its current and prospective Web and applications hosting customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The market for Web hosting services is characterized by rapidly changing and unproven technologies, evolving industry standards, changes in customer needs, emerging competition and frequent introductions of new services. To be successful, the Company must continually improve the performance, features and reliability of its services, including its proprietary technologies, and modify its business strategies accordingly. Interland could also incur substantial costs if it needs to modify its services or infrastructure in order to adapt to these changes. Technological advances may have the effect of encouraging some of the Company’s current or future customers to rely on in-house personnel and equipment to furnish the services that it currently provides. If the Company is unable to maintain the compatibility of its services with products offered by its vendors, it will lose or fail to attract customers.

     Interland believes that its ability to compete successfully also depends upon the continued compatibility of its services with products offered by various vendors. Enhanced or newly developed third-party products may not be compatible with its infrastructure, and these products may not adequately address the needs of its customers. Although Interland currently intends to support emerging standards, industry standards may not be established, and, even if they are established, the Company may not be able to conform to these new standards in a timely fashion in order to maintain a competitive position in the market. The Company’s failure to conform to the prevailing standard, or the failure of a common standard to emerge, will cause it to lose customers or fail to attract new customers. In addition, products, services or technologies developed by others could render the Company’s services noncompetitive or obsolete.

Interland’s ability to attract customers is dependent on the reliable performance and growth of use of the Internet. Use of the Internet for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has recently begun to increase rapidly. The adoption of the Internet for information retrieval and exchange, commerce and communication, particularly by those enterprises that have historically relied upon alternative means of information gathering, commerce and communications generally requires the adoption of a new medium of conducting business and exchanging information. If the Internet as a commercial or business medium fails to develop further or develops more slowly than expected, the Company will not be able to grow its customer base as quickly as desired and its customers would be less likely to require more complex, higher services from it.

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

Interland’s data centers and networks may be vulnerable to security breaches. A significant barrier to electronic commerce and communications is the need for secure transmission of confidential information over public networks. Some of the Company’s services rely on security technology licensed from third parties that provides the encryption and authentication necessary to effect the secure transmission of confidential information. Despite the design and implementation of a variety of network security measures by the Company, unauthorized access, computer viruses, accidental or intentional actions and other disruptions could occur. In the past, the Company has experienced, and in the future it may experience, delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. In addition, inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information, such as credit card and bank account numbers stored in the Company’s computer systems. These security problems could result in the Company’s liability and could also cause the loss of existing customers and potential customers. In addition, third parties could interfere with the operation of customers’ Web sites through intentional attacks including causing an overload of traffic to these Web sites.

     Although the Company continues to implement industry-standard security measures, third parties may be able to overcome any measures that it implements. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive and the efforts to address such problems could result in interruptions, delays or cessation of service to customers, and harm the Company’s reputation and growth. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet, especially as a means of conducting commercial transactions.

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

Interland could face liability for information distributed through its network. The law relating to the liability of online services companies for information carried on or distributed through their networks is currently unsettled. Online services companies could be subject to claims under both United States and foreign law for defamation, negligence, copyright or trademark infringement, violation of securities laws or other theories based on the nature and content of the materials distributed through their networks. Several private lawsuits seeking to impose such liability upon other entities are currently pending against other companies. In addition, organizations and individuals have sent unsolicited commercial e-mails from servers hosted by service providers to massive numbers of people, typically to advertise products or services. This practice, known as “spamming,” can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. The Company may, in the future, receive letters from recipients of information transmitted by its customers objecting to such transmission. Although the Company prohibits its customers by contract from spamming, it cannot provide assurances that its customers will not engage in this practice, which could subject it to claims for damages.

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

Interland’s business operates in an uncertain legal environment, where future government regulation and lawsuits could restrict Interland’s business or cause unexpected losses. Due to the increasing popularity and use of the Internet, laws and regulations with respect to the Internet may be adopted at federal, state and local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. The Company cannot fully predict the nature of future legislation and the manner in which government authorities may interpret and enforce. As a result, Interland and its customers could be subject to potential liability under future legislation, which in turn could have a material adverse effect on the Company’s business. For example, if legislation were adopted in the

U.S. or internationally that makes transacting business over the Internet less favorable or otherwise curtails the growth of the Internet, the Company’s business would suffer. The adoption of any such laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for the Company’s services or increase the cost of doing business or in some other manner harm its business.

     In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. These laws generally pre-date the advent of the Internet and related technologies and, as a result, do not consider or address the unique issues of the Internet and related technologies. Changes to laws intended to address these issues could create uncertainty in the marketplace that could reduce demand for the Company’s services or increase the cost of doing business as a result of costs of litigation or increased service delivery costs.

Instability in international markets or changes in international regulations could cause Interland to lose its ability to collect its international revenue. The Company derived approximately 10% of its revenues from international sales for the year ended August 31, 2002, although the Company does not have operations outside the United States. International business is subject to a number of special risks, including:

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

ITEM 7A.  Quantitative And Qualitative Disclosures About Market Risk

     Substantially all of the Company’s liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of August 31, 2002, approximately 65% of the Company’s liquid investments mature within three months and 28% mature within one year. As of August 31, 2002, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values. Generally, the fair market value of fixed interest rate investment securities will increase as interest rates fall and decrease as interest rates rise. The Company does not use derivative financial instruments in its investment portfolio. The portfolio has been primarily comprised of commercial paper rated A1/P1, bank certificates rated AA or better, and corporate medium-term notes rated AA or better. At August 31, 2002, the Company’s investment portfolio included fixed rate securities with an estimated fair value of $114.6 million. The interest rate changes affect the fair market values but do not impact earnings or cash flows

     The fair market value of long term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The interest rate changes affect the fair market values but do not impact earnings or cash flow. The estimated fair value of the Company’s long-term debt at August 31, 2002 was $31.2 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERLAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2002	2001	2000

Revenues	$101,628	$60,752	$32,862
Cost of revenues	55,231	39,420	24,335

Gross margin	46,397	21,332	8,527
Operating expenses:
Sales, marketing and technical support	52,055	37,181	26,157
General and administrative	46,583	36,067	23,070
Goodwill amortization	—	6,809	4,920
Bad debt expense	10,529	2,232	570
Restructuring costs	(1,324)	110,278	—
Merger and integration costs	8,138	1,711	—
Other expense (income), net	681	(1,637)	634

Total operating expenses	116,662	192,641	55,351

Operating loss	(70,265)	(171,309)	(46,824)
Loss on investments, net	—	(5,419)	(592)
Interest income, net	752	8,317	11,476

Loss from continuing operations before taxes	(69,513)	(168,411)	(35,940)
Income tax benefit	64,241	22,694	9,748

Net loss from continuing operations	(5,272)	(145,717)	(26,192)

Discontinued operations, net of tax
Income (loss) from discontinued operations	—	(2,239)	67,735
Loss on disposal of discontinued operations	(6,021)	(209,238)	—

Total income (loss) from discontinued operations	(6,021)	(211,477)	67,735

Net income (loss)	$(11,293)	$(357,194)	$41,543

Income (loss) per share, basic and diluted:
Continuing operations	$(0.04)	$(1.46)	$(0.27)
Discontinued operations	(0.04)	(2.12)	0.70

	$(0.08)	$(3.58)	$0.43

Number of shares used in per share calculation:
Basic and diluted	137,389	99,596	96,447

The accompanying notes are an integral part of these consolidated financial statements

INTERLAND, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of

	August 31,	August 31,
	2002	2001

Assets
Cash and cash equivalents	$62,693	$142,675
Short term investments	43,388	31,468
Receivables, net	9,139	11,576
Income taxes recoverable	2,019	23,847
Other current assets	3,292	4,223
Restricted investments	6,894	—

Total current assets	127,425	213,789
Restricted investments	27,409	27,944
Property plant and equipment, net	59,058	59,849
Goodwill	120,011	104,406
Intangibles, net	53,250	17,216
Investments held to maturity	7,512	6,000
Other assets	613	76

Total assets	$395,278	$429,280

Liabilities and Shareholders’ Equity
Accounts payable	$3,918	$5,751
Accrued expenses	30,364	57,676
Current portion of long term debt and capital lease obligations	19,157	14,875
Deferred revenue	19,629	15,859

Total current liabilities	73,068	94,161
Long-term debt and capital lease obligations	12,009	24,231
Deferred revenue, long-term	1,195	1,563
Other liabilities	11,276	12,895

Total liabilities	97,548	132,850
Commitments and contingencies
Common stock, $.01 par value, authorized 210 million and 200 million shares, respectively; issued and outstanding 141.3 million and 137.8 million shares, respectively	1,413	1,378
Additional capital	296,949	282,738
Warrants	1,690	1,690
Deferred compensation	(2,228)	(3,310)
Note receivable from shareholder	(2,735)	—
Retained earnings	2,641	13,934

Total shareholders’ equity	297,730	296,430

Total liabilities and shareholders’ equity	$395,278	$429,280

The accompanying notes are an integral part of these consolidated financial statements

INTERLAND, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

						Note
	Common Stock					Receivable		Total
			Additional		Deferred	From	Retained	Shareholders'
	Shares	Amount	Capital	Warrants	Compensation	Shareholder	Earnings	Equity

Balance, September 1, 1999	96,272	$963	$127,951	$—	$—	$—	$329,585	$458,499
Stock sold	169	2	1,518	—	—	—	—	1,520
Stock options exercised	222	2	2,680	—	—	—	—	2,682
Sale of property and patents to MTI	—	—	2,285	—	—	—	—	2,285
Tax effect of stock options	—	—	51	—	—	—	—	51
Net income	—	—	—	—	—	—	41,543	41,543

Balance, August 31, 2000	96,663	$967	$134,485	$—	$—	$—	$371,128	$506,580
Stock and options issued to purchase Interland-Georgia	40,900	409	120,885	—	—	—	—	121,294
Stock sold	183	2	607	—	—	—	—	609
Stock options exercised	10	—	8,081	—	—	—	—	8,081
Issuance of stock options	—	—	—	—	(3,657)	—	—	(3,657)
Sale of property and patents to MTI	—	—	18,680	—	—	—	—	18,680
Warrants issued to purchase Interland-Georgia	—	—	—	1,690	—	—	—	1,690
Amortization of deferred compensation	—	—	—	—	347	—	—	347
Net loss	—	—	—	—	—	—	(357,194)	(357,194)

Balance, August 31, 2001	137,756	$1,378	$282,738	$1,690	$(3,310)	$—	$13,934	$296,430
Stock issued to purchase:
CommuniTech	5,375	54	10,727	—	—	—	—	10,781
Innerhost	4,172	42	12,222	—	—	—	—	12,264
Stock sold	220	2	324	—	—	—	—	326
Stock options exercised	653	5	803	—	—	—	—	808
Stock received in settlement of note	(238)	(2)	(404)	—	—	—	—	(406)
Repurchase and retirement of stock	(6,626)	(66)	(9,713)	—	—	—	—	(9,779)
Non-cash compensation	—	—	252	—	—	—	—	252
Amortization of deferred compensation	—	—	—	—	1,082	—	—	1,082
Issuance of note receivable	—	—	—	—	—	(2,735)	—	(2,735)
Net loss	—	—	—	—	—	—	(11,293)	(11,293)

Balance, August 31, 2002	141,312	$1,413	$296,949	$1,690	$(2,228)	$(2,735)	$2,641	$297,730

The accompanying notes are an integral part of these consolidated financial statements

INTERLAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,293)	$(357,194)	$41,543
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities from continuing operations:
Loss (income) from discontinued operations	6,021	211,477	(67,735)
Non-cash restructuring costs	—	108,528	—
Depreciation and amortization	36,719	24,585	12,257
Loss on investments, net	—	5,419	592
Provision for doubtful accounts	10,529	2,232	570
Other non-cash adjustments	4,271	(995)	(2,023)
Changes in operating assets and liabilities:
Receivables, net	(9,407)	(30,785)	2,121
Income tax recoverable	19,008	—	—
Other current assets	139	2,261	(1,732)
Deferred income taxes	—	(9,426)	142
Accounts payable, accrued expenses and deferred revenue	(23,481)	(3,448)	13,292
Other	—	(121)	1,354

Cash provided by (used in) operating activities of continuing operations	32,506	(47,467)	381

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant, and equipment	(5,596)	(20,090)	(36,904)
Purchases of held-to-maturity investment securities	(83,872)	(119,344)	(245,949)
Proceeds from maturities of investment securities	70,440	211,066	260,700
Deposits of restricted cash	(6,213)	(25,086)	—
Proceeds from sale of investments	—	5,989	—
Equity investment	—	(5,000)	(7,000)
Acquisitions, net of cash acquired	(42,509)	14,413	(58,297)
Notes issued to related party	(2,735)	—	—
Other	—	(480)	(2,351)

Cash provided by (used in) investing activities of continuing operations	(70,485)	61,468	(89,801)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt and capital lease obligations	(18,339)	(6,456)	(10,016)
Proceeds from issuance of debt	—	20,000	—
Proceeds from issuance of common stock	1,134	915	4,202
Purchase and retirement of stock	(9,779)	—	—
Other	—	—	52

Cash provided by (used in) financing activities of continuing operations	(26,984)	14,459	(5,762)

Net cash provided by (used in) continuing operations	(64,963)	28,460	(95,182)
Net cash provided by (used in) discontinued operations	(15,019)	(85,787)	94,234

Net decrease in cash and cash equivalents	(79,982)	(57,327)	(948)
Cash and cash equivalents at beginning of period	142,675	200,002	200,950

Cash and cash equivalents at end of period	$62,693	$142,675	$200,002

Supplemental Disclosures
Income taxes paid, net of amounts recovered	$(87,984)	$9,356	$652
Interest paid, net of amounts capitalized	3,227	91	495
Equipment acquired under capital lease	6,383	24,510	—
Common stock and warrants issued for acquisitions	23,045	122,984	—

The accompanying notes are an integral part of these consolidated financial statements

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL

     Business — Interland, Inc. (formerly Micron Electronics, Inc.) and its subsidiaries (collectively the “Company”) is a leading Web hosting company that offers a broad range of business-to-business Internet products and services, including managed dedicated hosting services, co-location and connectivity services, electronic commerce services, applications hosting and other Web hosting products.

     Historically, the Company provided a variety of computer products and related services through its PC Systems, SpecTek, and Web hosting business segments. The Company has disposed of its PC Systems and SpecTek business segments, which are reported as discontinued operations – See Footnote on Discontinued Operations. The Company’s Web hosting business remains as the Company’s sole continuing operations. Prior to its disposal, the PC Systems business consisted of developing, marketing, manufacturing, selling and supporting a wide range of desktop and notebook systems and network servers under the micronpc.com brand name and selling, reselling, and supporting a variety of additional peripherals, software and services. Prior to its disposal, the SpecTek business consisted of processing and marketing various grades of memory products in either component or module form for specific applications.

     History of operating losses — The Web hosting business has incurred net losses and losses from operations for each period from inception through August 31, 2002. The Company’s future success is dependent upon its ability to achieve profitability prior to the depletion of cash resources and to raise funds thereafter, if needed. Management cannot assure that the Company will be profitable in the future under its current Web and applications hosting model or that adequate funding will be available to allow it to continue operations subsequent to the one-year time period. However, the Company’s current financial forecast indicates that there are sufficient cash resources on hand until the Company reaches positive cash flows.

2.     SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation — The financial statements include the accounts of Interland, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in companies in which the Company has significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany balances and transactions have been eliminated. All references to periods including annual and quarterly are on a fiscal basis.

     Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The amounts that the Company will ultimately incur or recover could differ materially from its current estimates. The underlying estimates and facts supporting these estimates could change in 2003 and thereafter.

     Revenue recognition — Revenues from continuing operations are primarily generated from shared and dedicated hosting, managed services, e-commerce services, applications hosting and domain name registrations. Revenues are recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to 24 months and typically require up-front fees. These fees, including set-up fees for hosting services, are deferred and recognized ratably over the customers’ expected service period. Deferred revenues represent the liability for advance billings to customers for services not yet provided. The Company provides a 30-day money back guarantee on hosting packages. The Company records a reserve against revenue on hosting packages and monitors the adequacy of the reserve.

     Basic and diluted income (loss) per share — In accordance with SFAS No. 128, “Earnings Per Share”, diluted earnings per share excludes anti-dilutive employee stock options of approximately 20.3 million, 17.9 million, and 8.2 million in 2002, 2001, and 2000, respectively. Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share are computed using the weighted average number of common shares outstanding and potential common shares outstanding when their effect is dilutive. Potential common shares result from the assumed exercise of outstanding stock options and warrants.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In addition to net income (loss) per share, the Company has also reported per share amounts on the separate income statement components required by Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Because the Company has reported a loss from continuing operations during fiscal years 2002, 2001 and 2000, the effect of dilutive securities is excluded from the calculation of per share amounts for those years.

     Comprehensive income — The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards (SFAS”) No. 130, “Reporting Comprehensive Income.” This statement requires the disclosure of accumulated other comprehensive income or loss (excluding net income or loss) as a separate component of shareholders’ equity. For all periods presented, comprehensive income is the same as net income.

     Financial instruments and concentration of credit risk— Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash equivalents, short term investments, receivables, accounts payable and accrued expenses and debt are considered by management to be reasonable approximations of their fair values, based on information available as of August 31, 2002. The use of different assumptions could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential taxes or other expenses that would be incurred in an actual settlement.

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, short and long-term investments and trade and other receivables. The Company invests its cash in credit instruments of highly rated financial institutions and performs periodic evaluations of the credit standing of these financial institutions. The Company’s policies limit the concentration of credit exposure by restricting investments with any single obligor, instrument or geographic area. The Company’s policies limit the concentration of accounts receivable credit exposure by requiring customers to prepay their hosting fees prior to initiating services.

     Restricted investments – Restricted investments consist primarily of commercial paper and money market securities with maturities of less than one year, and are carried at cost, which approximates fair market value. These investments are restricted to use by certain vendors and creditors for rent, credit card processing, lease payments and other items. These investments are classified based upon the term of the restriction, not necessarily the underlying security.

     Goodwill and other intangibles — In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized, but is tested for impairment, at least annually, using the quoted market price of the Company’s stock. Intangible assets acquired as part of a business combination are accounted for in accordance with SFAS No. 141 “Business Combinations”, and are recognized apart from goodwill if the intangible asset arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Intangible assets are reviewed for impairment by applying the recognition and measurement provisions, which compare the carrying amount of an intangible asset to its fair value. If the carrying amount exceeds fair value, an impairment loss is recognized. Intangible assets are amortized, using the straight-line method, over our estimate of their period of benefit of 3 to 7 years

     Property, plant and equipment — Property, plant and equipment, including software, are stated at cost less accumulated depreciation and amortization. We utilize straight-line depreciation for property and equipment over our estimate of their useful lives. Changes in technology or changes in the intended use of property, plant and equipment may cause the estimated period of use or the value of these assets to change. We perform an annual analysis to confirm the appropriateness of estimated economic useful lives for each category of current property, plant, and equipment. Additionally, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting depreciable lives and testing for recoverability require management judgment. The Company leases certain equipment under capital leases. Equipment under capital leases is depreciated using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Gains and losses related to the retirement or disposal of fixed assets are recognized in the period in which the transaction occurred.

     Advertising — Advertising costs are charged to operations as incurred. Total advertising expense was $13.0, $9.2 and $13.4 for the years ending August 31, 2002, 2001 and 2000, respectively.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Income taxes — The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

     Stock-based compensation – Employee stock awards under the Company’s compensation plans are accounted for in accordance with APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company provides the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS No. 123.

     Recently issued accounting standards — In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets’ useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company will be required to adopt this statement on September 1, 2002 and does not believe it will have a material impact on its consolidated financial position, results of operations, or cash flows.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142. Under SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30. The Company adopted this statement beginning September 1, 2002.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections”, which is effective for transactions occurring after May 15, 2002. The Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, which required all gains and losses from extinguishments of debt to be aggregated and classified as an extraordinary item (net of related income tax effect), if material. The criteria in APB Opinion No. 30 will now be used to classify those gains and losses. Also SFAS No. 64 amended SFAS No. 4 and is no longer necessary because of this rescission. This Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification results in recognition of a gain or loss in the financial statements, is subject to SFAS No. 66 “Accounting for Sales of Real Estate” if the leased asset is real estate (including integral equipment), and is subject to the sale-leaseback rules of SFAS No. 98 “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases”. The Company adopted this Statement beginning September 1, 2002.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. This Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this Statement beginning September 1, 2002.

     Reclassifications — Certain reclassifications have been made, none of which affected net income, to present the statements on a consistent basis.

     In addition to the significant accounting policies outlined above, the Company’s significant accounting policies relating specifically to discontinued operations are listed below.

     Certain concentrations — Certain components, subassemblies and software included in our systems are obtained from sole suppliers or a limited number of suppliers. The Company relies, to a certain extent, upon its suppliers’ abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the personal computer industry. The Company’s reliance on a limited number of suppliers involves several risks, including the possibility of shortages and/or increases in costs of components and subassemblies, and the risk of reduced control over delivery schedules. A concentration of credit risk may exist with respect to trade receivables, as many customers are affiliated with computer, telecommunications and office automation industries, or are governmental entities. The Company performs ongoing credit evaluations on a significant number of its customers and collateral from its customers is generally not required.

     Revenue recognition — Revenues from product sales to customers is generally recognized upon shipment. A provision for estimated sales returns is recorded in the period in which the sales are recognized. Revenues from service and support contracts for which we are primarily obligated is recognized over the term of the contract. Revenues from sales of third party service contracts for which we are not obligated is recognized at the time of sale.

     Inventories — Inventory balances are stated at the lower of cost or market, with cost being determined on an average cost basis.

     Property, plant and equipment — Property, plant and equipment, including software, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 30 years for buildings and 2 to 10 years for equipment and software.

     Product and process technology — Costs related to the conceptual formulation and design of products and processes are expensed as research and development. Costs incurred to establish patents and acquire product and process technology are capitalized. Capitalized costs are amortized using the straight-line method over the shorter of the estimated useful life of the technology, the patent term or the agreement, ranging up to 10 years.

     Royalties — The Company has royalty-bearing license agreements allowing the Company to sell certain hardware and software products and to use certain patented technology. Royalty costs are accrued and included in cost of goods sold when the sale is recognized.

     Warranty and services — The Company provides for estimated costs to be incurred under its warranty and other service programs at the time sales are recorded.

     Foreign currency — The Company uses the United States (U.S.) Dollar as its functional currency, except for its former operations in Japan and Malaysia. The assets and liabilities of those operations are translated into U.S. Dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate transaction gains and losses included in the determination of net income are not material for any period presented.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     DISCONTINUED OPERATIONS

     The Company has discontinued the operations of its PC Systems and SpecTek business segments. These segments are accounted for as discontinued operations in accordance with APB No. 30. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations.

     Operating results for the discontinued operations are reported, net of tax, under “Income (loss) from discontinued operations” on the accompanying consolidated Statements of Operations. In addition, the loss for the disposal of the discontinued operations has also been recorded, net of tax, under “Loss on disposal of discontinued operations” on the accompanying consolidated Statements of Operations.

     Cash flows from the discontinued operations are also stated separately on the accompanying consolidated Statements of Cash Flows, under “Net cash provided by (used in) discontinued operations.”

     PC Systems

     On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC (“GTG PC”), an affiliate of the Gores Technology Group. Under the terms of the agreement, GTG PC received assets, which included $76.5 million in cash, and assumed specified liabilities of the PC Systems business. For the year ended August 31, 2002, the loss on disposal was $6.0 million. Included in the loss on disposal is a $3.8 million charge due to the settlement of a dispute with GTG PC on the amount it owed to the Company. In addition, the Company wrote down certain sales tax receivable balances to their net realizable value, which resulted in a charge of $0.7 million. The Company also accrued $0.7 million in contingent liabilities and $0.6 million for legal fees related to these discontinued operations. For the year ended August 31, 2001, the loss on disposal was $212.2 million. Included in the loss on disposal were employee termination costs of approximately $15.4 million, of which $0.3 million is included in the accompanying consolidated Balance Sheet under “Accrued liabilities” at August 31, 2001. The Company retained all liabilities of the PC Systems business not assumed by GTG PC, including, for example, liabilities for taxes arising prior to the closing of the transaction, employee termination and related expenses, and any contingent liabilities arising prior to the closing date. In addition, the Company has agreed for a period of three years not to compete with the PC Systems business, and for two years, not to solicit or hire prior employees of the PC Systems business. For a transition period after the closing of the purchase, GTG PC provided some information technology, financial, telecommunications and human resources services to the Company at its cost plus 10% during the first four months after the closing, and at its cost plus 25% for the following two months.

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

     Summarized below are the operating results for the PC Systems business, which are included together with SpecTek’s operating results in the accompanying consolidated Statements of Operations, under “Income (loss) from discontinued operations.”

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2002	2001	2000

	(In thousands)
Net sales	$—	$602,818	$1,031,852

Loss before income taxes	—	(65,075)	(104,797)
Income tax benefit	—	—	29,508

Loss from discontinued operations, net of tax	—	(65,075)	(75,289)
Loss on disposal of discontinued operations, net of tax	(6,021)	(212,164)	—

Loss from discontinued operations, net of tax	$(6,021)	$(277,239)	$(75,289)

SPECTEK

     The Company has discontinued the operations of its SpecTek business segment, which is accounted for as discontinued operations in accordance with APB No. 30. Pursuant to the Amended and Restated Component Recovery Agreement (as amended, the “Component Recovery Agreement”), dated effective September 2, 1999, Micron Technology, Inc. (“MTI”), exercised its rights to purchase the assets of the SpecTek business. On March 22, 2001, the Company entered into a Purchase Agreement (the “Purchase Agreement”) to sell all assets primarily used by SpecTek and certain land, buildings and intellectual property to MTI. Pursuant to the terms of the Purchase Agreement, the Company transferred the land, buildings and intellectual property to MTI on March 22, 2001, and received $18 million of cash in excess of the historical cost from MTI. This amount has been recorded, net of tax, as an increase in additional paid in capital. The Company has leased back a portion of the land and buildings from MTI and has also been granted a license to use certain of the intellectual property. In addition, MTI agreed to pay the Company for the March 1, 2001 net book value of the assets used by SpecTek, less any outstanding intercompany payables. The proceeds from this transaction, net of intercompany payables, were approximately $39.6 million, not including certain land, buildings and intellectual property. Pursuant to the Purchase Agreement, the assets used by SpecTek were transferred to MTI on April 5, 2001.

     Summarized below are the operating results for SpecTek, which are included together with the PC Systems business’ operating results, in the accompanying consolidated Statements of Operations under “Income (loss) from discontinued operations.”

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2002	2001	2000

	(In thousands)
Net sales	$—	$248,309	$491,502

Income before income taxes	—	62,836	200,084
Income tax provision	—	—	(57,060)

Income from discontinued operations, net of tax	—	62,836	143,024
Gain on disposal of discontinued operations, net of tax	—	2,926	—

Loss from discontinued operations, net of tax	$—	$65,762	$143,024

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     RESTRUCTURING COSTS

     During the fourth quarter of 2001, the Company approved and implemented a restructuring program in connection with its acquisition of Interland-Georgia. This finalized restructuring plan, for which all payments are expected to be completed by August 31, 2004, provides for the consolidation of the Company’s operations and elimination of duplicative facilities. In accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity”, the restructuring costs, excluding asset impairments, were recognized as liabilities at the time management committed to the plan. Management determined that these costs provided no future economic benefit, they were incremental to other costs incurred by the Company prior to the restructuring, or were contractual obligations that existed prior to the date the plan was approved and were either continued after the exit plan was completed with no economic benefit to the Company or were non-cancelable without a penalty; and they were incurred as a direct result of the plan to exit the identified activities. The asset impairments were accounted for in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Live Assets to be Disposed Of”. Accordingly, during 2001, the Company recorded a charge of approximately $110.3 million related to employee termination benefits, facility closure costs, asset disposals and other exit costs which the Company has recorded in operating expenses.

     The liability related to this restructuring program was $8.8 million and $12.5 million at August 31, 2002 and 2001, respectively. The restructuring charges and related accruals recognized under the plan affected the Company’s consolidated financial position as follows:

		Property		Employee
	Lease	plant and	Other exit	termination	Goodwill and
	abandonments	equipment	costs	benefits	intangibles	Total

	(In thousands)
Balance at August 31, 2000	—	—	—	—	—	—
Plan charges	$9,404	$26,915	$3,528	$727	$69,704	$110,278
Cash paid	(683)	—	—	(498)	—	(1,181)
Non-cash write-downs	—	(26,915)	—	—	(69,704)	(96,619)

Balance at August 31, 2001	$8,721	$—	$3,528	$229	$—	$12,478
Cash paid	(1,625)	—	(487)	(229)	—	(2,341)
Other adjustments	538	—	(1,862)	—	—	(1,324)

Balance at August 31, 2002	$7,634	$—	$1,179	$—	$—	$8,813

     The lease abandonment charge represents future lease payments for data centers and office facilities being exited. The other exit costs represent contractual payments and termination penalties for bandwidth and data connectivity contracts.

     During fiscal 2001, the Company recognized asset impairment charges of $26.9 million reflecting the write down of leasehold improvements, equipment, and software that was no longer being used due to facility closures in connection with the continued execution of the Company’s restructuring plan. The fair value of the impaired property, plant and equipment of the duplicative facilities, including the related goodwill and intangibles of $69.7 million, was based on estimated salvage values because the estimated cash flows were negative.

     During fiscal 2002, the Company paid $1.6 million, $0.5 million and $0.2 million in connection with the ongoing obligations related to facility occupancy charges, bandwidth contracts and employee termination benefits, respectively.

     During fiscal 2002, the restructuring liability pertaining to lease abandonments was increased by $1.3 million due to the impact of revised exit plans pertaining to the Company’s Seattle, Washington facility. During the third quarter, the Company settled a disputed tenant improvement allowance with the landlord of an exited facility. In connection with the settlement, the Company is no longer responsible for paying approximately $0.7 million of the remaining lease payments required over the remaining lease term, which was originally accrued in the restructuring charge. The liability was also decreased by $0.1 million to reflect the lease termination for the Company’s Los Angeles, California facility. These three adjustments net to $0.5 million as indicated in the schedule above table.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During fiscal 2002, the restructuring liability pertaining to other exit costs was reduced by $1.9 million in connection with the settlement of certain data connectivity contract obligations for amounts different from original estimates.

5.     MERGER AND INTEGRATION COSTS

     During fiscal 2002 the Company recorded a charge for merger and integration costs of $8.1 million. Included in this charge was $4.2 million for employee termination benefits, $2.5 million for relocation costs, $0.7 million for employee retention bonuses, $0.2 million for legal services and $0.5 million for other non-capitalizable costs related to the merger and integration of the Company’s recent acquisitions including Interland-Georgia, CommuniTech.Net, Dialtone, Inc., and iNNERHOST, Inc.

     During fiscal 2001 the Company recorded a $1.7 million charge for merger and integration costs for financial advisory, legal, and accounting services, and other non-capitalizable expenses directly related to the Interland-Georgia acquisition.

6.     OTHER EXPENSE (INCOME), NET

     During fiscal 2002, the Company completed the sale of its remaining Boise-based consumer dial-up accounts and certain data center assets. The sale resulted in a net loss of $0.6 million, which is reported in the Statement of Operations for the year ended August 31, 2002, under “Other expense (income), net”. The sale of these accounts is not expected to have a substantial impact on operating income and cash flows.

     In June 2001, the Company sold substantially all of its consumer dial-up accounts for $3.8 million. The sale resulted in a gain of $2.5 million in fiscal 2001.

7.     ACQUISITIONS

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

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value

(In Thousands)
Current assets	$26,781
Property and equipment	29,265
Other intangible assets	17,500
Other assets	507
Goodwill	102,964
Current liabilities	(41,908)
Long-term liabilities	(7,943)

Net assets acquired	$127,166

     Of the total $17.5 million of acquired intangible assets, $12 million was assigned to purchased software (5 year useful life), $4.9 million was assigned to registered trademarks (7 year useful life), and $600,000 was assigned to reseller and strategic alliances (3 year useful life). The $103.0 million of goodwill is not expected to be deductible for tax purposes.

     On February 8, 2002, the Company acquired 100 percent of the outstanding common shares of CommuniTech.Net, Inc. (“CommuniTech.Net”) by issuing 5,375,000 shares of the Company’s common stock in exchange for all shares of CommuniTech.Net common stock. In connection with the acquisition, 0.8 million shares of issued stock were placed into escrow for one year to satisfy unidentified claims that occurred prior to the acquisition date. To date, there has been no notice of claim of dispute under the escrow agreement. The value of the common shares issued was determined based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced on February 8, 2002. The results of CommuniTech.Net’s operations have been included in the consolidated financial statements since the date of acquisition. CommuniTech.Net is a Kansas City, Missouri-based Web and applications hosting company serving small and medium-sized businesses. The aggregate purchase price was $11.0 million, including equity issued with a value of $10.8 million and estimated direct acquisition costs of $0.2 million.

     In connection with the acquisition of CommuniTech.Net, the Company holds two notes receivable with balances totaling $2.7 million at August 31, 2002 from a seller of CommuniTech.Net. These notes, which bear interest at the rate of 5% per annum, mature on February 8, 2004 with interest only payments due quarterly. The loans are collateralized by 2.7 million shares of the Company’s common stock, owned by the note holder. The receivable is shown on the balance sheet as a reduction in shareholders’ equity.

     The following table summarizes the purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value

(In Thousands)
Current assets	$502
Property and equipment	3,487
Customer relationships	2,600
Reseller and strategic alliances	514
Core technology	360
Trademarks	210
Goodwill	6,898
Current liabilities	(3,565)

Net assets acquired	$11,006

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On May 6, 2002, the Company acquired 100 percent of the outstanding common shares of Dialtone, Inc., (“Dialtone”), by paying cash of $15.8 million in exchange for all shares of Dialtone’s common stock. In connection with the acquisition, $1.5 million was placed into escrow for one year to satisfy unidentified claims that occurred prior to the acquisition date. To date, there has been no notice of claim of dispute under the escrow agreement. The results of Dialtone’s operations have been included in the consolidated financial statements since the date of acquisition. Dialtone is a Ft. Lauderdale, Florida-based Web and applications dedicated hosting company serving small and medium-sized businesses. The aggregate purchase price was $15.8 million, including direct acquisition costs of $.05 million.

     The following table summarizes the purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Fair Value

(In Thousands)
Current assets	$1,049
Property and equipment	3,630
Core technology	120
Trademarks	290
Customer relationship	3,700
Other intangible assets	88
Other assets	72
Goodwill	10,149
Current liabilities	(2,742)
Long-term liabilities	(571)

Net assets acquired	$15,785

     On August 1, 2002, the Company acquired iNNERHOST, Inc. (“iNNERHOST”) by issuing 4,171,538 shares of the Company’s common stock and paying $5.2 million in cash in exchange for 100 percent of the outstanding common shares of iNNERHOST. The total number of shares issued may be increased or decreased based on the value of the Company’s stock on the effective date of a registration statement of these shares. In connection with the acquisition, 0.5 million shares of stock and $0.3 million were placed into escrow for one year to satisfy unidentified claims that occurred prior to the acquisition date. To date, there has been no notice of claim of dispute under the escrow agreement. The results of iNNERHOST’s operations have been included in the consolidated financial statements since August 1, 2002, the effective date of acquisition. The aggregate purchase price was $17.6 million, including direct acquisition costs of $.09 million.

     The following table summarizes the purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is still being finalized and is subject to adjustment, specifically, the intangible assets have not been identified.

Fair Value

(In Thousands)
Current assets	$2,236
Property and equipment	6,995
Intangible assets	12,836
Other assets	512
Current liabilities	(4,301)
Long-term liabilities	(676)

Net assets acquired	$17,602

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In October 2001, January 2002 and May 2002, the Company acquired the small business-focused shared and dedicated Web hosting customer accounts of Interliant, Inc., AT&T Corp., and Burlee Networks LLC, respectively, resulting in the recognition of approximately $25.4 million of acquired intangible assets. The final purchase price of these account acquisitions is contingent upon certain revenue thresholds earned over a future period of time, and accordingly, is subject to change. These intangible assets are being amortized over a three-year useful life.

     The primary goal of these acquisitions was to continue to grow the Company’s shared and dedicated subscriber base.

     On December 14, 1999 the Company acquired LightRealm, Inc. (“LightRealm”), a Kirkland, Washington-based Web and applications hosting and Internet access company serving small- and medium-sized businesses. The Company paid approximately $48 million in cash, including expenses, in exchange for 100% of LightRealm’s outstanding stock. On March 16, 2000, the Company acquired Worldwide Internet Publishing Corporation (“WIPC”), a Boca-Raton, Florida-based Web hosting company that also served small- and medium-sized businesses. The Company paid approximately $13 million in cash, including expenses, in exchange for 100% of the outstanding stock of WIPC. The Company accounted for both transactions as purchases and allocated the purchase price to the net assets acquired, including intangible assets, based on the their fair values as determined by an independent appraiser. The Company’s results of operations include the results of operations of LightRealm and WIPC, subsequent to their respective acquisition dates. In connection with the Company’s fourth quarter of 2001 restructuring program, these businesses were exited and all related assets were written off.

     The following unaudited pro forma information reflects the results of the Company’s continuing operations for the years ended August 31, 2002, and August 31, 2001, as if the acquisitions of iNNERHOST, Dialtone, CommuniTech.Net and Interland-Georgia had occurred at the beginning of fiscal 2001, after giving effect to certain adjustments, including amortization of intangibles, depreciation, and related income tax effects. The unaudited pro forma information is based on estimates and assumptions. These estimates and assumptions have been made solely for the purpose of developing this pro forma information. Unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations of future periods or the results that actually would have been realized had the entities been a single entity during these periods.

	Fiscal Year Ended

	August 31,	August 31,
	2002	2001

	Unaudited	Unaudited

	(In thousands, except per share amounts)
Revenues from continuing operations	$119,139	$124,126
Loss from continuing operations before taxes	(77,525)	(250,906)
Income tax benefit	64,059	182
Net loss from continuing operations	(13,466)	(250,724)
Net loss	$(19,487)	$(462,201)
Loss per share from continuing operations:
Basic and diluted	$(0.09)	$(1.72)
Loss per share:
Basic and diluted	$(0.14)	$(3.17)
Number of shares used in per share calculation:
Basic and diluted	142,762	145,952

8.     INVESTMENT SECURITIES

     The following table summarizes, by major security type, the cost of the Company’s investments. All investments with remaining maturities in excess of one year are recorded as long-term investments in the accompanying Consolidated Balance Sheets. In 2002 and 2001, the carrying value of investments approximates fair value.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of

	August 31,	August 31,
	2002	2001

	(In thousands)
Held to maturity investment securities, at amortized cost:
Commercial paper	$84,081	$88,553
State and local government	15,850	17,900
U. S. Government agency	—	9,968
Certificates of deposit	17,485	2,839

	117,416	119,260
Less: cash equivalents	(32,213)	(53,848)
Less: restricted cash	(34,303)	(27,944)

Investments	$50,900	$37,468

Investments maturing within one year	43,388	31,468
Investments maturing one to five years	7,512	6,000

Total Contractual Maturities	$50,900	$37,468

9.     RECEIVABLES

	As of

	August 31,	August 31,
	2002	2001

	(In thousands)
Trade receivables	$10,495	$7,367
Notes receivable – related parties	—	555
Other	2,487	5,464
Allowance for doubtful accounts	(3,843)	(1,810)

Receivables	$9,139	$11,576

     Interland-Georgia loaned two of its shareholder officers, both of whom are no longer affiliated with the Company, $225,000 each. The notes were full recourse, collateralized by common stock of the Company owned by the individuals, bore interest at 10% per annum and were due on demand. During fiscal 2002, the notes and accrued interest of $0.6 million were satisfied through the exchange of common stock.

     Other receivables primarily consist of interest receivable, sales tax refunds receivable and third party partner and reseller receivables.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     PROPERTY, PLANT AND EQUIPMENT

		As of

	Estimated	August 31,	August 31,
	useful lives	2002	2001

	(In years)	(In thousands)
Computer equipment	3	$51,528	$38,234
Software	2	13,138	5,565
Office equipment	5	5,958	6,186
Leasehold improvements	3-5	19,371	13,551
Assets in progress		1,308	1,935

		91,303	65,471
Less: Accumulated depreciation and amortization		(32,245)	(5,622)

Property, plant and equipment, net		$59,058	$59,849

     Depreciation and amortization of property, plant and equipment, including those assets held under capital lease was $26.6 million, $11.6 million and $4.2 million, for 2002, 2001, and 2000, respectively.

     Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement.

11.     ACQUIRED INTANGIBLES AND GOODWILL

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations” (“SFAS 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment. Amortization of goodwill and acquired intangible assets relating to discontinued operations was $0.0, $0.8 and $0.5 million for fiscal 2002, 2001 and 2000, respectively.

     The Company adopted SFAS 142 effective September 1, 2001. Upon adoption of SFAS 142, the Company no longer amortizes goodwill. The following table reflects net loss adjusted to exclude amortization expense recognized in the periods presented related to goodwill:

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2002	2001	2000

	(In thousands)
Net income (loss) as reported	$(11,293)	$(357,194)	$41,543
Add back goodwill amortization	—	6,809	4,920

Adjusted net income (loss)	$(11,293)	$(350,385)	$46,463

Income (loss) per share, basic and diluted:
As reported	$(0.08)	$(3.58)	$0.43
Goodwill amortization	—	0.07	0.05

Adjusted basic and diluted income (loss) per share	$(0.08)	$(3.51)	$0.48

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In accordance with the requirements of FAS 142, the Company has performed its annual impairment test of goodwill as of May 31, 2002 and has determined that goodwill is not impaired.

     The changes in the carrying amount of goodwill for the year ended August 31, 2002 and 2001, are as follows:

	Fiscal Year Ended

	August 31,	August 31,
	2002	2001

	(In thousands)
Balance at beginning of year	$104,406	$59,207
Goodwill acquired	17,046	104,406
Impairment write-down (Note 4)	—	(52,398)
Amortization expense	—	(6,809)
Other adjustments	(1,441)	—

Balance at end of year	$120,011	$104,406

     In connection with the Interland-Georgia acquisition, the Company accrued liabilities related to abandoned leases and estimated contract termination fees. During the second quarter of 2002, the Company settled obligations with three vendors resulting in a net increase to goodwill of $0.3 million. During the third quarter of 2002, the Company sub-leased a portion of the abandoned facility through the end of the lease term resulting in a reduction to the accrued liability and goodwill in the amount of $0.4 million. Additionally, the Company received a waiver and release from a vendor which released the Company from its obligations under a terminated contract and as a result, the Company reversed $1.4 million of liabilities previously accrued related to this contract. These adjustments to goodwill are reflected in the above table in “Other adjustments.”

     The following table summarizes intangible assets by asset class and related accumulated amortization as required by FAS 142:

	Fiscal Year Ended

	As of August 31, 2002		As of August 31, 2001

			Gross
	Gross carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization

	(In thousands)
Amortizable intangible assets:
Core technology	$12,480	$2,683	$12,000	$200
Customer account acquisitions	25,424	5,298	—	—
Customer relationships	6,300	917	—	—
Trademarks	5,400	831	4,900	58
Other	13,998	623	600	26

Total	$63,602	$10,352	$17,500	$284

Aggregate amortization expense:
For the year ended August 31, 2002		$10,068
Estimated amortization expense:
For the year ended August 31, 2003		$14,800
For the year ended August 31, 2004		14,543
For the year ended August 31, 2005		8,051
For the year ended August 31, 2006		2,910
For the year ended August 31, 2007		700

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Included in “other” of $14.0 million is $12.8 million related to the acquisition of iNNERHOST as well as $1.2 million related to reseller relationships. Upon completion of the purchase price allocation for iNNERHOST, this balance will be allocated to the appropriate intangible asset categories including goodwill. Amortization expense for this balance has been estimated and recorded during fiscal 2002 using a life of 3 years, however, the five year estimated amortization expense table excludes estimated iNNERHOST amortization expense.

     All intangible assets are amortized on a straight line basis over a weighted average of 4 years. Core technology is amortized over a weighted average of 5 years, customer account acquisitions and customer relationships are amortized over a weighted average of 3 years and trademarks are amortized over a weighted average of 7 years and all other intangible assets are amortized on a weighted average of 3 years. None of the goodwill related to any acquisitions is deductible for tax purposes.

12.     LOSS ON INVESTMENTS

     In fiscal 2001, the Company incurred a loss on its equity share of the losses of Bird on a Wire, Inc. (“BOAW”), as well as the Company’s loss on disposal of its investment therein ($4.9 million) and wrote-off an investment in Innuity, Inc. ($5.0 million). On May 28, 2001, BOAW entered into a definitive agreement to sell its assets. After settling BOAW liabilities, the Company received net proceeds of $1.5 million.

     On September 29, 2000, the Company sold its remaining 10% interest in MCMS, Inc. (“MCMS”) for a net gain of $4.5 million.

13.     ACCRUED EXPENSES

	As of

	August 31,	August 31,
	2002	2001

	(In thousands)
Accrued payroll and related liabilities	$5,496	$7,694
Taxes payable	826	559
Accrued restructuring liabilities	8,813	12,478
Acquisition related liabilities	9,007	8,837
Accrued lease payments	956	3,398
Accrued legal liabilities	547	3,153
Accrued professional fees	108	2,070
Other	4,611	19,487

Accrued expenses	$30,364	$57,676

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In connection with the acquisition of Interland-Georgia, the Company accrued certain liabilities representing estimated costs of exiting certain facilities, termination of bandwidth contracts and involuntary termination of employees of Interland-Georgia in accordance with EITF No, 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. The August 31, 2002 balance of $7.8 million is a component of the $5.5 million “Accrued payroll and related liabilities” and the $9.0 million “Acquisition related liabilities” balances in the above accrued expense detail table. The following table shows the amounts accrued, amounts paid and other adjustments to these accruals:

			Employee
	Lease		termination
	abandonments	Bandwidth	benefits	Total

	(In thousands)
Balance at August 31, 2000	$—	$—	$—	$—
Liabilities accrued	7,098	1,440	1,362	9,900
Cash paid	(123)	—	(83)	(206)
Balance at August 31, 2001	6,975	1,440	1,279	9,694
Cash paid	(1,871)	—	(1,027)	(2,898)
Other adjustments	2,470	(1,440)	—	1,030

Balance at August 31, 2002	$7,574	$—	$252	$7,826

     During fiscal 2002, the Company revised its estimates of the cost of exiting three of the Interland-Georgia facilities resulting in a net increase to the accrual of $2.5 million. Approximately $2.9 million was recorded as operating expense within the Company’s Statement of Operations and $0.4 million was recorded as a purchase price adjustment as a reduction of goodwill. Additionally, the Company received a waiver and release from a vendor, which released the Company from its obligations under a terminated bandwidth contract, and as a result, the Company reversed $1.4 million of liabilities previously accrued. This adjustment was recorded as an Interland-Georgia purchase price adjustment as a reduction of goodwill and is reflected in the above table in “Other adjustments”.

14.     LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

	As of

	August 31,	August 31,
	2002	2001

	(In thousands)
Capitalized lease obligations payable in monthly installments through 2005, weighted average interest rates of 10.93% and 16.05%, respectively	$24,467	$33,736
Notes payable	6,699	5,370

	31,166	39,106
Less current portion	(19,157)	(14,875)

Long-term debt and capital lease obligations	$12,009	$24,231

     The Company has an outstanding note payable under a secured credit agreement expiring July 31, 2003. As of August 31, 2002, the Company has borrowed the full amount under the agreement of $5.4 million. Under the agreement, the Company is required to maintain cash and cash equivalents of $6.9 million in a restricted investment account. The note requires monthly interest only payments with the principal and any accrued interest payable on July 31, 2003. The note bears interest a rate equal to prime less 100 basis points. At August 31, 2002, the applicable interest rate was equal to 3.25%.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     iNNERHOST has an outstanding note payable relating to data center construction costs with monthly payments of principal and interest through August 2004. The agreement stipulates a fixed rate of interest of 10%. The outstanding balance of the loan at August 31, 2002, is $1.0 million. Additionally, iNNERHOST has term loans for equipment purchases with monthly payments of principal and interest, which have stated interest rates of 12%. As of August 31, 2002, the outstanding balance was $0.3 million.

     Interest income, on the statement of operations, is net of approximately $3.2 million, $0.06 million and $0.2 million of interest expenses in 2002, 2001 and 2000, respectively.

15.     OTHER LIABILITIES

	As of

	August 31,	August 31,
	2002	2001

	(In thousands)

Sales tax assessments reserve	$8,300	$8,300
Income tax liability reserve	2,895	4,591
Other	81	4

Other liabilities	$11,276	$12,895

      The Company is a party to numerous sales and use tax assessments related to the discontinued PC and SpecTek operations and has established a reserve of $8.3 million.

16.     WARRANTS

     In connection with the purchase of Interland-Georgia on August 6, 2001, the Company issued warrants to purchase shares of the Company’s common stock in exchange for each issued and outstanding Interland-Georgia warrant using the exchange ratio of 0.861 shares of the Company for each share of Interland-Georgia. All of the warrants are fully vested at August 31, 2002. Following is a summary of the outstanding warrants issued by the Company:

		Number of	Exercise
Warrant Holder	Expiration Date	Shares	Price

Compaq	June 30, 2003	78,110	$12.90
Hewlett Packard	June 30, 2003	38,745	12.90
Verizon	October 11, 2003	2,696,652	20.91
Compaq	December 31, 2003	69,167	13.94
Microsoft Corporation	December 24, 2004	470,519	6.24
VeriSign	March 15, 2005	320,648	6.24
Transamerica	May 1, 2005	18,598	9.67
Microsoft Corporation	July 26, 2005	403,594	13.94
VeriSign	July 26, 2005	322,875	13.94
Transamerica	October 3, 2005	21,525	13.94

	Total	4,440,433

17.     STOCK PURCHASE AND INCENTIVE PLANS

     The Company’s 1995 Employee Stock Purchase Plan (the “Plan”) allows eligible employees to purchase shares of common stock through payroll deductions. The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each six-month offering period and is restricted from resale for a period of one year from the date of purchase. Purchases are limited to 20% of an employee’s eligible compensation. A total of 2,500,000 shares are reserved for issuance under the plan, of which approximately 1,262,000 shares had been issued as of August 31, 2002. Shares issued under the Plan during 2002, 2001, and 2000, were approximately 220,000, 183,000 and 169,000, respectively.

     The Company has three stock option plans, the 2002 Equity Incentive Plan (the “2002 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”) and the 1995 Stock Option Plan (the “1995 Plan”), collectively referred to as the “Option Plans”.

     During fiscal 2002, the Company’s shareholders approved the 2002 Plan which provides for the granting of incentive and non-statutory stock options. As of August 31, 2002, there were 6.5 million shares of common stock reserved for issuance under the 2002 Plan. Exercise prices of the incentive and non-statutory stock options are 100% of the fair market value of the Company’s common stock on the date of grant. Stock options granted generally vest as to 25% of the shares issued under the option grant after one year from the date of grant. Subsequent to the one-year anniversary of the grant, the options become vested as to 2.08% of the total shares of the options granted per month. In connection with the adoption of the 2002 Plan, the Company terminated its 1995 Plan and its 2001 Plan. All awards outstanding under those plans continue in accordance with their terms, but no further awards will be granted under those plans.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company’s 2001 Plan provided for the granting of non-statutory stock options and restricted stock awards. Exercise prices of the non-statutory stock options may be less than fair market value at the date of grant. Stock options granted generally vest as to 25% of the shares issued under the option grant after one year from the date of grant. Subsequent to the one-year anniversary of the grant, the options become vested as to 2.08% of the total shares of the options grant per month.

     The Company’s 1995 Plan provided for the granting of incentive and non-statutory stock options. Exercise prices of the incentive and non-statutory stock options are 100% of the fair market value of the Company’s common stock on the date of grant. Prior to April 28, 1999 exercise prices of the incentive and non-statutory stock options were generally issued at 100% and 85%, respectively, of the fair market value of the Company’s common stock on the date of grant. Stock options granted to employees and executive officers after April 28, 1999 typically have a term of ten years and vest twenty-five percent each year for four years from the date of grant. Stock options granted to employees and executive officers prior to April 28, 1999 typically have a term of six years and vest twenty percent each year for five years from the date of grant.

     During 1998, Mr. Joel J. Kocher, the Company’s Chief Executive Officer and Chairman of the Board of Directors, was granted options to purchase a total of 650,000 shares of the Company’s common stock. Of these 650,000 options, 500,000 were granted under the 1995 Plan and 150,000 were granted as non-plan grants. A total of 250,000 options vest after completion by Mr. Kocher of seven (7) years of employment with the Company, subject to immediate early vesting if the Company achieves certain financial criteria relating to profitability, net revenue, net margin and cash balance increases. During 2002 and 2001, Mr. Kocher was granted options to purchase a total of 1,000,000 and 1,428,700 shares of the Company’s common stock.

     In connection with the purchase of Interland-Georgia on August 6, 2001, the Company issued options to purchase shares of the Company’s common stock and restricted shares in exchange for each issued and outstanding Interland-Georgia option and restricted share using the exchange ratio of 0.861 per share of the Company for each share of Interland-Georgia. The Company recorded deferred compensation of $107,000 related to this conversion.

     Option activity under the Option Plans is summarized as:

	Fiscal Year Ended

	August 31, 2002		August 31, 2001		August 31, 2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

	(In thousands, except per share amounts)
Outstanding at beginning of year	17,915	$5.13	8,203	$11.90	7,448	$12.56
Granted	6,652	2.24	6,179	3.79	2,719	10.94
Conversion of HostPro stock plans	—	—	3,625	2.56	—	—
Acquisition of Interland-Georgia	—	—	5,227	3.00	—	—
Exercised	(653)	1.24	(10)	11.79	(229)	12.17
Terminated or cancelled	(8,055)	5.62	(5,309)	10.15	(1,735)	13.20

Outstanding at end of year	15,859	2.95	17,915	5.13	8,203	11.90

Exercisable at end of year	7,262	3.36	7,715	11.51	2,233	12.40
Shares available for future grant under the:
2002 Plan	4,639		—		—
2001 Plan	—		2,428		—
1995 Plan	—		6,736		6,406

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information about the Company’s stock options outstanding under the Option Plans as of August 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

	(In thousands)
Less than $2.00	4,281	8.7	$1.12	2,298	$0.84
$2.01 - $5.00	10,257	8.1	2.80	4,091	3.35
$5.01 - $10.00	752	3.0	8.84	514	8.88
$10.00 - $15.00	563	4.9	11.62	356	11.65
Greater than $15.00	6	7.5	16.67	3	16.76

	15,859			7,262

     The Company adopted the disclosure-only provisions of SFAS 123, and elected to continue to measure compensation expense for its stock-based employee compensation using the intrinsic value method prescribed by APB No. 25. The fair value of options at date of grant is estimated using the Black-Scholes options pricing model. The weighted average assumptions and resulting fair values at date of grant for options granted during 2002, 2001, and 2000, are as follows:

	Stock Option Plans Shares

	2002		2001		2000

Assumptions
Expected life	3.0	years	3.0	years	3.2	years
Risk-free interest rate	4.0%		4.0%		6.1%
Expected volatility	76.5%		76.1%		72.0%
Dividend yield	0.0%		0.0%		0.0%
Weighted average fair values:
Exercise price equal to market price	$2.24		$2.18		$6.31
Exercise price less than market price	$—		$1.66		$8.83

     Stock based compensation costs would have increased net loss by $4.5 million, or $0.03 per diluted share in 2002 and increased net loss and decreased net income by $21 million and $17 million or $0.21 and $0.17 per diluted share in 2001 and 2000, respectively, if the fair values of all options granted subsequent to 1995 had been recognized as compensation expense on a straight-line basis over the vesting period of the grants. The pro forma effect on net income (loss) for 2002, 2001, and 2000, may not be representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to the adoption of SFAS No. 123.

     On August 17, 2000, the Board of Directors of the Company and HostPro adopted the 2000 Equity Incentive Plan I and 2000 Equity Incentive Plan II (the “HostPro Stock Plans”), reserving a total of 10 million shares of HostPro Common Stock for issuance under the plans. The grants awarded vested as to 25% of the shares issued under the option grant after one year from the date of grant. Subsequent to the one-year anniversary of the grant, the options vest as to 2.08% of the total shares of the option grant per month. Options could not be exercised prior to (i) issuance to the public of shares of Common Stock pursuant to an S-1 Registration Statement under the Securities Act of 1933, as amended or (ii) five years from the date of grant; provided that any option granted to a resident of California who is not an officer or director of HostPro shall become exercisable at the rate of no less than 20% per year over five years from the date of grant. In March 2001, the Company converted all the outstanding options under the HostPro Stock Plans using an exchange ratio of 0.5715, to stock options of the Company and adopted the HostPro Stock Plans as the 2001 Equity Incentive Plan. The Company recorded deferred compensation of $3.2 million related to this conversion, of which $796,000 and $268,000 was amortized in 2002 and 2001, respectively.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Option activity under HostPro’s Stock Plans are as follows :

	Fiscal Year Ended

	August 31, 2001		August 31, 2000

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

	(In thousands, except per share amounts)
Outstanding at beginning of year	3,875	$2.25	—	$—
Granted	4,020	0.92	3,876	2.25
Exercised	—	—	—	—
Terminated or cancelled	(4,270)	0.68	(1)	2.25
Converted to the 2001 Plan	(3,625)	2.56	—	—

Outstanding at end of year	—	$—	3,875	$2.25

Exercisable at end of year	—		—	—
Shares available for future grant under the Option Plan	—		6,124

18.     RETIREMENT PLAN

     The Company offered its employees a 401(k) retirement plan (the “RAM Plan”) in which substantially all employees may participate. Under the RAM Plan, employees may contribute from 2% to 16% of eligible pay to various savings alternatives. The RAM plan provides for an annual match of eligible employee’s contributions equal to 100% of the first 4% of pay or $1,500, whichever is greater. In calendar 2000 and 2001, the Company’s contributions under the RAM Plan were made in the Company’s stock, which is purchased on the open market. The Company may also contribute additional amounts based on its financial performance, however no additional Company contributions were made during the three years ended August 31, 2002.

     Interland-Georgia offered its employees a 401(k) retirement plan in which substantially all employees may participate. Under the plan’s deferred compensation arrangement, eligible employees who elect to participate in the plan may contribute between 1% and 15% of eligible compensation, as defined, to the plan. Interland, at its discretion, may elect to provide for either a matching contribution or a discretionary profit-sharing contribution or both. The Company did not elect to provide a discretionary match in 2001.

     On January 1, 2002, the Interland-Georgia 401(k) Plan merged with the RAM Plan, and changed its name to the Interland 401(k) Savings Plan (“Savings Plan”). In July 2002, Interland amended the Savings Plan to allow employees to contribute up to 25% of eligible pay. The Company’s expense included in continuing operations pursuant to the RAM Plan, and thereafter the Savings Plan, was approximately $0.5 million, $0.6 million, and $0.3 million in 2002, 2001 and 2000, respectively. The Company’s expense included in discontinued operations pursuant to the RAM Plan was approximately $2.2 million and $2.7 million in 2001 and 2000, respectively.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.     RELATED PARTY TRANSACTIONS

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2002	2001	2000

	(In thousands)
Net sales	$—	$23,561	$7,282
Inventory purchases	—	103,808	98,227
Component recovery agreement expenses	—	99,483	204,603
Administrative services and other expenses (income)	—	(206)	524
MTI lease	2,904	1,165	—
Property, plant and equipment purchases	—	14,186	7,651
Property, plant and equipment sales	—	32,649	37,504

In fiscal years 2001 and 2000, substantially all of the transactions noted above were between the Company’s discontinued operations and Micron Technology, Inc. (“MTI”). In connection with the sale of the discontinued PC business to GTG, the Company was obligated to pay lease payments to MTI during fiscal year 2002. There were no other sale or purchase transactions between the Company and MTI.

In connection with the acquisition of CommuniTech.Net, the Company holds two notes receivable with balances totaling $2.7 million at August 31, 2002 from a seller of CommuniTech.Net. These notes, which bear interest at the rate of 5% per annum, mature on February 8, 2004 with interest only payments due quarterly. Accrued interest on the notes as of August 31, 2002 was $.08 million. The loans are collateralized by 2.7 million shares of the Company’s common stock, owned by the note holder. The receivable is shown on the balance sheet as a reduction in shareholders’ equity.

During the second quarter the Micron Technology Foundation, which beneficially owned approximately 43% of the Company’s common stock, sold all of the approximately 58.6 million shares of the Company’s common stock to institutional investors, together with the Company and four of its directors. The Company re-purchased and retired approximately 5.8 million shares of common stock from the Foundation at an aggregate cost of $7.3 million.

During the fourth quarter of 2002, the Company repurchased 0.8 million shares of the Company’s common stock from the two former owners of CommuniTech.Net at an aggregate cost of $2.5 million.

20.     INCOME TAXES

     The effective income tax rate on continuing operations was approximately 92% for fiscal 2002 compared to 13% for fiscal 2001 and 27% for fiscal 2000. The rate principally reflects the federal statutory rate, net of the effect of state taxes, tax-exempt securities and non-deductible goodwill amortization. The change in the effective income tax rate primarily reflects tax benefits resulting from a change in the Internal Revenue Code regarding the carryback of net operating losses, as well as a valuation allowance on certain tax assets.

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2002	2001	2000

	(In thousands)
Current:
U.S. Federal	$(64,241)	$(22,233)	$15,753
State	—	(461)	3,416

	$(64,241)	$(22,694)	$19,169

Deferred:
U.S. Federal	$—	$—	$(1,783)
State	—	—	418

	$—	$—	$(1,365)

Income tax (benefit) provision	$(64,241)	$(22,694)	$17,804

Allocated to:
Continuing operations	$(64,241)	$(22,694)	$(9,748)

Discontinued operations	$—	$—	$27,552

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On March 9, 2002, a tax law entitled the “Job Creation and Worker Assistance Act of 2002” was passed. The act benefited the Company directly during 2002 by allowing the ability to carryback 2001 tax losses an additional three years for a total of five years. During the third quarter the Company recorded a tax benefit of approximately $64 million from cash relating to the additional tax loss carryback claims. This tax refund has significantly added to the Company’s cash position but has also reduced the amount of tax net operating losses that are available for carryforward to future years.

     The tax benefit associated with non-statutory stock options and disqualifying dispositions, by employees, of shares issued under the Company’s stock plans reduced taxes payable by approximately $0.0 million, $0.0 million and $0.05 million for 2002, 2001, and 2000, respectively. These benefits were credited to additional capital.

     A reconciliation between the income tax provision and income tax computed using the federal statutory rate follows:

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2002	2001	2000

	(In thousands)
U.S. federal income tax at statutory rate	$(26,437)	$(58,943)	$20,771
State taxes, net of federal benefit and state tax credits	7,284	(8,420)	723
Goodwill	—	21,276	—
Valuation allowance	(51,875)	20,794	—
Tax-exempt Foreign Trade Income	6,567	2,000	(5,398)
Other	220	599	1,708

Income tax (benefit) provision	$(64,241)	$(22,694)	$17,804

     The tax effects of temporary differences and carryforwards that give rise to the deferred tax assets and liabilities are as follows:

	As of

	August 31,	August 31,
	2002	2001

	(In thousands)
Deferred tax assets:
Receivables and other allowances	$1,518	$371
Accrued expenses	7,419	6,899
Accrued compensation	416	6,678
Accrued licenses and royalties	—	236
Deferred revenue	7,856	6,761
Property, plant and equipment	2,147	8,605
Net operating loss carryforwards	72,866	112,864
Other	48	3,836

Total deferred tax assets	92,270	146,250
Valuation allowance	(81,406)	(133,251)

Net deferred tax assets	10,864	12,999
Deferred tax liabilities:
Acquired intangibles	(10,864)	(12,934)
Deferred patent charges	—	(65)

Total deferred tax liabilities	(10,864)	(12,999)

Net deferred taxes	$—	$—

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Deferred tax assets and liabilities have not been classified with net assets of discontinued operations because income taxes will not be assumed by the buyers of the discontinued operations and remain the responsibility of the Company.

     The Company has federal operating loss carryforwards that are limited by the Internal Revenue Code of $182 million (including $90 million, $8 million, and $1 million as a result of the merger with Interland-Georgia, iNNERHOST, and DialTone, respectively) that expire beginning in 2006. The acquired companies of Interland-Georgia, iNNERHOST, and DialTone, experienced an ownership change as defined under Section 382 of the Internal Revenue Code in August 2001. As a result of the ownership change, the losses will be subject to annual limitations in their future use. The aggregate annual limitation is approximately $4.1 million.

     The Company recorded a full valuation allowance with respect to the pre-acquisition net deferred tax assets associated with the acquired businesses. To the extent that tax benefits are realized in the future with respect to the pre-acquisition deferred tax assets, the benefit will be credited to goodwill versus income tax expense. The amount of the pre-acquisition deferred tax assets approximates $40 million.

     A valuation allowance has been established against the deferred tax assets because management does not believe such assets are more likely than not to be realized.

21.     COMMITMENTS

     The Company leases various buildings, computer and office equipment, under capital and operating lease agreements. The Company has also entered into various bandwidth agreements. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. These assets are depreciated over the shorter of their related lease terms or their estimated useful lives.

     In connection with the discontinuance of the Company’s SpecTek business, the Company sold assets including land and buildings to MTI. Given that MTI was then the majority owner of Micron Electronics, Inc. (“MEI”), the transfer was between a parent and its subsidiary, accordingly the transaction was accounted for at historical cost in the separate financial statements of both MEI and MTI. As a result the gain in the amount paid versus the historical cost of the assets transferred was treated as an adjustment to equity, net of tax.

     The Company subsequently leased back a few hundred square feet of administrative office space from MTI that was used for a few months while continuing to wind down the discontinued SpecTek operations. Lease payments were expensed as an operating lease and were immaterial.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In July 2001, the Company entered into a Financing arrangement for a sale and leaseback of $14.6 million for certain equipment, primarily computer hardware. The sale-leaseback arrangement was accounted for under the guidelines of SFAS 28. Accordingly, the gain of approximately $2.5 million that resulted from the sale-leaseback transaction was deferred and, since the leased asset qualifies as a capital lease, is being amortized in proportion to the amortization of the leased asset and is included in property, plant and equipment, net.

     Rental expense related to operating leases was approximately $7.7 million, $4.0 million and $8.0 million in 2002, 2001, and 2000, respectively. Future minimum lease payments including facility leases and bandwidth commitments are as follows:

	Operating
	Leases and
	Other Future
	Minimum
	Commitments	Capital Leases

	(In thousands)
2003	$17,924	$14,959
2004	9,936	10,535
2005	8,160	1,730
2006	6,376	—
2007	5,737	—
Thereafter	13,510	—

Total	$61,643	27,224

Less: amount representing interest		(2,757)

Present value of net minimum lease payments		24,467
Less: current portion		(13,080)

Capital lease obligation excluding current portion		$11,387

22.  CONTINGENCIES

     Interland defended a contract dispute lawsuit filed on October 2, 2001, in Dallas County, Texas Court seeking damages of approximately $2.1 million for goods purchased by our PC Systems business. The Company removed the case to federal court, and counterclaimed for legal fees owed by the plaintiff for legal fees they had agreed to indemnify the Company for that were incurred on an unrelated patent lawsuit. These legal fees amounted to approximately $1.3 million. This claim was settled during the fourth quarter of fiscal 2002 for $1.1 million.

     Interland is defending an employee class action lawsuit filed in the U.S. District Court for Idaho. In this case five individual plaintiffs claim they were employees of Micron Electronics Inc. (“MEI”) between 1999 and April 2001. The plaintiffs claim that they, and other similarly situated employees, did not receive overtime pay to which they were entitled under the Fair Labor Standards Act. Interland disputes these claims and believes the plaintiffs are not entitled to any material additional wages. The court conditionally certified a class of not more than 800 former employees and notices of the litigation are being sent to these persons to give them the opportunity to “opt in” to the litigation. The parties are continuing to conduct discovery. At this early stage of the litigation Interland is unable to estimate its total expenses, possible loss or range of loss that may ultimately be connected with the matter. This potential liability remains with Interland even though it sold the PC Systems business.

     Periodically, the Company is made aware that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operation’s products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and has accrued a liability and charged discontinued operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report. In accordance with SFAS No. 5 “Accounting for Contingencies” the Company has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on its results of operations or financial condition.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company is party to various other legal actions arising in the normal course of business, none of which is expected to have a material adverse effect on its business, financial position, results of operations and cash flows.

23.  GEOGRAPHIC INFORMATION

     The Company’s business activities are represented by a single industry segment, web site and applications hosting. The Company’s sales are generated from customers residing both within the United States and outside of the United States. The following table shows sales by these geographic locations:

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2002	2001	2000

	(In thousands)
Revenues by Geographic Area
(Based on customer location)
United States	$91,018	$50,179	$29,773
Non- U.S.	10,610	10,573	3,089

Total	$101,628	$60,752	$32,862

REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders and Board of Directors
Interland, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Interland, Inc. (formerly Micron Electronics, Inc.) and its subsidiaries at August 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/	PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
November 15, 2002

INTERLAND, INC.
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(In thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	November 30, 2001	February 28, 2002	May 31, 2002	August 31, 2002

	(In thousands, except per share amounts)
2002
Revenues	$23,921	$25,245	$24,719	$27,743
Gross margin	9,786	11,456	11,634	13,521
Income (loss) from continuing operations	(19,772)	(19,851)	50,691	(16,340)
Net income (loss)	(19,772)	(19,851)	46,129	(17,799)
Income (loss) per share, basic:
Continuing operations	$(0.14)	$(0.14)	$0.37	$(0.12)
Discontinued operations	—	—	(0.03)	(0.01)

	$(0.14)	$(0.14)	$0.34	$(0.13)

Income (loss) per share, diluted:
Continuing operations	$(0.14)	$(0.14)	$0.36	$(0.12)
Discontinued operations	—	—	(0.03)	(0.01)

	$(0.14)	$(0.14)	$0.33	$(0.13)

2001
Revenues	$13,526	$14,466	$15,395	$17,365
Gross margin	3,998	5,270	5,680	6,384
Loss from continuing operations	(8,378)	(9,704)	(9,112)	(118,523)
Net income (loss)	1,576	(168,942)	(40,554)	(149,274)
Income (loss) per share, basic and diluted:
Continuing operations	$(0.09)	$(0.10)	$(0.09)	$(1.10)
Discontinued operations	0.11	(1.65)	(0.33)	(0.28)

	$0.02	$(1.75)	$(0.42)	$(1.38)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information concerning the Registrant’s executive officers and directors is included under the caption “Officers and Directors of the Registrant” included in PART I, Item 1 of this report. Other information required by Items 10, 11, 12 and 13 will be contained in the registrant’s Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after August 31, 2002, and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

     The Company’s chief executive officer, chief financial officer, and chief accounting officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13(a) – 14(c), and 15(d), which became effective August 29, 2002) within the 90 days preceding the filing of this annual report, in connection with the preparation of its annual report on Form 10-K for the fiscal year ended August 31, 2002. Based on this review, the chief executive officer, chief financial officer, and chief accounting officer concluded that our disclosure controls and procedures require substantial improvement.

     In addition, the Company’s chief executive officer, chief financial officer, chief accounting officer, and Audit Committee are aware of conditions that are considered to be “material weaknesses” in internal controls for the fiscal year ending August 31, 2002 under standards established by the American Institute of Certified Public Accountants.

     The aforementioned weaknesses in both the Company’s disclosure controls and procedures and internal controls pertain to the following areas:

•	Revenue cycle process, including the calculation of deferred revenue and monitoring of past due accounts;

•	Stock option tracking and reporting;

•	Recognition of liabilities arising from recently acquired operations that have not been disclosed to the Company by the seller of the acquired entity; and,

•	Processes surrounding financial reporting and period closes, including timely and accurate reconciliation of account balances.

     The Company has implemented certain mitigating procedures and corrective actions that address the cited weaknesses, but which do not eliminate them. These corrective actions included:

•	The appointment of a new chief financial officer, the hiring of a new corporate controller and the authorization of the hiring of nine additional accounting and two additional financial personnel;

•	A thorough analysis of accounts receivable in connection with year-end reporting, and the addition of substantial additional reserves for doubtful accounts;

•	An assessment of likely real estate abandonment costs and a corresponding adjustment to liability; and

•	An analysis of deferred revenue accounts, and the filing of amended quarterly reports on Form 10-Q-A.

     Nonetheless, a number of salutary procedures and actions deemed desirable by management were intrinsically incapable of being accomplished immediately, and the Company has instituted plans to continue improvement in the future. For example, the Company has purchased, but has not yet implemented, commercial billing software to replace the self-developed and acquired software and systems it currently employs, all of which require substantial manual intervention, and which have not been subject to the rigorous quality control and de-bugging associated with commercial programs. Management has reporting procedures and processes designed to manage its business, and believes that these procedures and processes, together with its informal information gathering, have been sufficient to make available material information regarding the Company which is known to its employees. Management has not yet instituted specific formal procedures to ensure that all facts which may require disclosure have been brought to its attention, and the weaknesses of systems may result in material information not being known to, i.e. not being brought to the actual conscious knowledge of, the Company’s employees. Nonetheless, management believes that its current practices and procedures, albeit not as mature or as formal as management intends them to be in the future, are appropriate under the circumstances. Consequently, management has a good faith belief that there are no material inaccuracies or omissions in this Form 10-K and any disclosures therein.

     The following factors contributed to the disclosure and internal control conditions described above:

•	Rapid growth of the Company;

•	Eleven recent company and account acquisitions;

•	Significant rate of turnover of key personnel; and

•	Legacy systems developed internally for much smaller enterprises.

     The Company is taking the following additional actions to improve its disclosure and internal controls and procedures for future reporting procedures:

•	Implementing a new billing, accounts receivable, and collections system;

•	Accelerating the accounts receivable collections process and instituting new policies regarding monitoring of past due accounts;

•	Hiring additional skilled, experienced, and qualified key financial personnel;

•	Implementing comprehensive monthly balance sheet account reconciliation procedures;

•	Establishing a formal period end close schedule including assignment of specific accountabilities; and,

•	Instituting formal processes designed to ensure that relevant facts are brought to management’s attention so as to adhere to all disclosure requirements.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	List of documents filed as part of this Report

	1.	Financial Statements

Consolidated Financial Statements:

Consolidated Statements of Operations for the Fiscal Years Ended August 31, 2002, 2001, and 2000

Consolidated Balance Sheets as of August 31, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended August 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows for the Fiscal Years Ended August 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements

Quarterly Financial Information (Unaudited)

Report of Independent Accountants

	2.	Financial Statement Schedule

	II -	Valuation and Qualifying Accounts

                        All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the Schedules, or because the information required is included in the financial statements and notes thereto.

3.	The following documents are filed as exhibits to this Annual Report on Form 10-K:

							FILED
EXHIBIT		DESCRIPTION	INCORPORATED BY REFERENCE				HEREWITH

			Form	Date	Number	Registrant*

2.01		Agreement of Merger, dated as of October 10, 1994, as amended by the first amendment thereto, dated as of December 13, 1994, by and among ZEOS, MCI and MCMS	S-4	3/13/95	2.1	INLD
2.02		Articles of Merger, dated April 7, 1995, by and among ZEOS, MCI and MCMS	8-K	4/07/95	2.2	INLD
2.03		Purchase Agreement, dated March 22, 2001, by and among MEI California, Inc., the Registrant and MICRON Technology Inc. (“MTI”)	8-K	4/10/01	2.01	INLD
2.04		Agreement and Plan of Merger dated March 22, 2001, by and among the Registrant, Imagine Acquisition Corporation and Interland, Inc., a Georgia corporation (“Interland-Georgia”)	8-K	4/10/01	2.01	INLD
2.05		Membership Interest Purchase Agreement, dated as of April 30, 2001, by and between the Registrant and GTG PC Holdings, LLC	10-Q	5/31/01	2.01	INLD
2.06		First Amendment to Membership Interest Purchase Agreement and Form of Contribution Agreement, dated as of May 31, 2001, by and between the Registrant and GTG PC Holdings, LLC	10-Q	5/31/01	2.02	INLD
2.07	(1)	Agreement and Plan of Merger dated as of May 3, 2002, by and between Dialtone Inc., Jaguarcub Acquisition Corporation, Dialtone Stockholders’ Representative	10-Q	5/31/02	2.07	INLD
2.08	(a)(1)	Agreement and Plan of Merger dated as	S-3/A	9/24/02	2.08	INLD
		of August 30, 2002 by and among Interland, Inc., Panthercub Acquisition Corporation, iNNERHOST, Inc., Spire Capital Partners, L.P., Spire Investment L.L.C., Waller-Sutton Media Partners, L.P. and the other stockholders of iNNERHOST, Inc.
2.08	(b)	Amendment dated as of October 10, 2002 to Agreement and Plan of Merger by and among Interland, Inc., iNNERHOST, Inc. and the stockholders of iNNERHOST, Inc.					x

							FILED
EXHIBIT	DESCRIPTION	INCORPORATED BY REFERENCE					HEREWITH

		Form	Date	Number		Registrant*

3.01	Unofficial Restated Articles of Incorporation of Registrant (as amended through April 24, 2002)	10-Q	5/31/02	3.01		INLD
3.02	Unofficial Restated Bylaws of the Registrant (as amended through August 6, 2001)	10K/A	5/31/02	3.02		INLD
3.03	Amendment to Articles of Incorporation of Registrant	8-K	8/13/01	4.1		INLD
3.04	Amendment to Restated Bylaws of Registrant	8-K	8/13/01	4.2		INLD
4.01	Form of Stock Certificate of the Registrant	10-K	8/31/01	3.04		INLD
4.03	August 30, 2002 Registration Rights Agreement by and among Interland, Inc., Spire Capital Partners, L.P., Spire Investment, L.L.C., and Waller-Sutton Media Partners, L.P.	S-3	9/24/02	4.03		INLD
4.04	August 30, 2002 Stock Restriction Agreement by and among Spire Capital Partners, L.P., Spire Investment, L.L.C., and Waller-Sutton Media Partners, L.P.	S-3	9/24/02	4.04		INLD
4.05	March 28, 2002 Amendment to Stock Rights Agreement by and among Interland, Inc., Bryan Heitman and Gabriel Murphy	10-Q	5/31/02	10.112		INLD
4.06	July 11, 2002 Amendment to Stock Rights Agreement by and among Interland, Inc., Bryan Heitman and Gabriel Murphy	S-3/A	9/24/02	4.06		INLD
10.35(a)+	Micron Electronics 1995 Stock Option Plan, as amended through August 29, 2001	S-8	1/14/00	4.1		INLD
10.35(b)+	Form of Notice of Grant for Micron Electronics 1995 Stock Option Plan	10-K	8/31/01	10.35	(b)	INLD
10.35(c)+	Interland 1995 Stock Option Plan, as amended August 30, 2001	10-K	8/31/01	10.35	(c)	INLD
10.35(d)+	Form of Notice of Grant for Interland 1995 Stock Option Plan	10-K	8/31/01	10.35	(d)	INLD
10.36(a)+	Micron Electronics 1995 Employee Stock Purchase Plan, as amended through August 5, 2001	10-Q	6/1/95	10.36		INLD
10.36(b)+	Interland 1995 Employee Stock Purchase Plan, as amended August 6, 2001	10-K	8/31/01	10.36		INLD

						FILED
EXHIBIT	DESCRIPTION	INCORPORATED BY REFERENCE				HEREWITH

		Form	Date	Number	Registrant*

10.38+	Form of Indemnification Agreement between the Registrant and its officers and directors	10-K	8/31/95	10.38	INLD
10.39+	Form of Six-Month Termination Agreements for certain officers of the Registrant	10-K	8/31/95	10.39	INLD
10.42	Amended and Restated Component Recovery Agreement, dated effective September 2, 1999, between the Registrant and MTI	8-K	9/10/99	10.42	INLD
10.44+	Form of Twelve-Month Termination Agreements for certain officers of the Registrant	10-K	8/28/97	10.44	INLD
10.45+	Form of Two-Year Termination Agreements for certain officers of the Registrant	10-K	8/28/97	10.45	INLD
10.47+	Form of Employment and Non-compete Agreement, with 12-month termination provision, for certain officers of the Registrant	10-Q	2/26/98	10.47	INLD
10.48+	Form of Employment and Non-compete Agreement, with 6-month termination provision, for certain officers of the Registrant	10-Q	2/26/98	10.48	INLD
10.52+	Employment Offer, dated January 10, 1998, to Joel J. Kocher	10-Q	2/26/98	10.52	INLD
10.56+	Form of Employment, Severance and Non-compete Agreement for Certain Officers of the Registrant	10-K	9/3/98	10.56	INLD
10.58+	The Registrant’s Executive Incentive Plan, as amended	10-Q	12/2/99	10.58	INLD
10.65	Executive Sales Representative Agreement effective September 2, 1999, between the Registrant and Micron Semiconductor Products, Inc.	8-K	9/10/99	10.65	INLD
10.68+	Amended Non Qualified Stock Option Agreement, dated April 6, 2000	10-Q	6/1/00	10.68	INLD
10.69+	Amended Non Qualified Stock Option Agreement, dated April 6, 2000	10-Q	6/1/00	10.69	INLD

								FILED
EXHIBIT		DESCRIPTION	INCORPORATED BY REFERENCE					HEREWITH

			Form	Date	Number		Registrant*

10.70	(a)+	HostPro, Inc. 2000 Equity Incentive Plan I	10-K	8/31/00	10.70		INLD
10.70	(b)+	HostPro, Inc. 2000 Equity Incentive Plan II	10-K	8/31/00	10.71		INLD
10.70	(c)+	Form of Notice of Grant for HostPro, Inc. 2000 Equity Incentive Plans	10-K	8/31/00	10.72		INLD
10.70	(d)+	Form of Notice of Grant for HostPro, Inc. 2000 Equity Incentive Plans	10-K	8/31/00	10.73		INLD
10.70	(e)+	Micron Electronics 2001 Equity Incentive Plan, as amended as of March 22, 2001	10-Q	5/31/01	10.89		INLD
10.70	(f)+	Interland 2001 Equity Incentive Plan, as amended August 6, 2001	10-K	8/31/01	10.70	(f)	INLD
10.70	(g)+	Form of Notice of Grant for Interland 2001 Equity Incentive Plan	10-K	8/31/01	10.70	(g)	INLD
10.76		Amendment Number 1 to Amended and Restated Component Recovery Agreement, dated November 16, 2000, between the Registrant and MTI	10-Q	11/30/00	10.76		INLD
10.77		Commercial Lease, dated March 22, 2001, between MTI and the Registrant	8-K	4/10/01	99.01		INLD
10.78		Commercial Sublease, dated March 22, 2001, between MTI and the Registrant	8-K	4/10/01	99.02		INLD
10.79	+	The Registrant’s Severance Plan for Employees – 2001 Amendment and Restatement	10-Q	3/1/01	10.79		INLD
10.80	+	The Registrant’s Change in Control Severance Plan	10-Q	3/1/01	10.80		INLD
10.81	+	HostPro, Inc. 2000 Incentive Plan II – Notice of Grant to Joel Kocher	10-Q	3/1/01	10.81		INLD
10.82	+	Retention Agreement between the Registrant and Mike Adkins, dated as of December 1, 2000	10-Q	3/1/01	10.82		INLD
10.83	+	Retention Agreement between the Registrant and Steve Arnold, dated as of December 1, 2000	10-Q	3/1/01	10.83		INLD
10.84	+	Retention Agreement between the Registrant and Sid Ferrales, dated as of December 1, 2000	10-Q	3/1/01	10.84		INLD

								FILED
EXHIBIT		DESCRIPTION	INCORPORATED BY REFERENCE					HEREWITH

			Form	Date	Number		Registrant*

10.85	+	Retention Agreement between the Registrant and Lyle Jordan, dated as of December 1, 2000	10-Q	3/1/01	10.85		INLD
10.86	+	Retention Agreement between the Registrant and Jim Stewart, dated as of December 1, 2000	10-Q	3/1/01	10.86		INLD
10.87	+	Amended Retention Agreement between the Registrant and Steve Arnold, dated as of April 7, 2001	10-Q	5/31/01	10.87		INLD
10.88	+	Retention Agreement between the Registrant and Jeff Moeser, dated as of February 23, 2001	10-Q	5/31/01	10.88		INLD
10.89		MTI Shareholder Agreement dated as of March 22, 2001 between the Registrant and MTI	8-K	4/10/01	2.01		INLD
10.91		Operating lease for property located at 3250 Wilshire Blvd., Los Angeles, California, dated as of March 16, 1998	10-Q	5/31/01	10.90		INLD
10.92		Operating lease for property located at 3250 Wilshire Blvd., Los Angeles, California, dated as of March 19, 1999	10-Q	5/3/101	10.91		INLD
10.93		Operating lease for property located at 1450 Eagle Flight Way, Boise, Idaho, dated as of January 7, 2000	10-Q	5/31/01	10.92		INLD
10.94		Operating lease for property located at 3326 160th Avenue SE, Bellevue, Washington, dated as of December 16, 1999	10-Q	5/31/01	10.93		INLD
10.95	(a)+	Employment Agreement dated December 2, 1999 between the Company and Ken Gavranovic, as amended	S-1/A	6/26/00	10.6		INLD
10.95	(b)+	Employment Agreement Assumption and Amendment dated March 22, 2001 between the Registrant and Ken Gavranovic, as amended	10-K	8/31/01	10.95	(b)	INLD
10.96	(a)+	Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(a)	INLD
10.96	(b)+	First Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(b)	INLD
10.96	(c)+	Second Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(c)	INLD

								FILED
EXHIBIT		DESCRIPTION	INCORPORATED BY REFERENCE					HEREWITH

			Form	Date	Number		Registrant*

10.96	(d)+	Third Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(d)	INLD
10.96	(e)+	Fourth Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(e)	INLD
10.97	+	Promissory Note of Ken Gavranovic in favor of Interland-Georgia dated December 10, 1998	S-1/A	5/18/00	10.15		ILND
10.98	+	Promissory Note of Ken Gavranovic in favor of Interland-Georgia dated May 14, 1999	S-1/A	5/18/00	10.17		ILND
10.99	+	Stock Pledge Agreement between Interland-Georgia and Ken Gavranovic dated May 14, 1999	S-1/A	5/18/00	10.19		ILND
10.100	(a)	Agreement of Lease between Interland-Georgia and 34 Peachtree Associates, L.P. dated November 19, 1997	S-1/A	5/18/00	10.21	(a)	ILND
10.100	(b)	First Amendment to Agreement of Lease between Interland-Georgia and TCB #4, L.L.C. (f/k/a 34 Peachtree Associates, L.P.) dated July 6, 1998	S-1/A	5/18/00	10.21	(b)	ILND
10.100	(c)	Second Amendment to Agreement of Lease between Interland-Georgia and TCB #4, L.L.C. (f/k/a 34 Peachtree Associates, L.P.) dated September 15, 1999	S-1/A	5/18/00	10.21	(c)	ILND
10.101	(a)	Amended and Restated Lease Agreement between Interland-Georgia and 101 Marietta Street Associated dated September 29, 1999	S-1/A	5/18/00	10.22	(a)	ILND
10.101	(b)	First Amendment to Amended and Restated Lease Agreement between Interland-Georgia and 101 Marietta Street Associates dated November 23, 1999	S-1/A	5/18/00	10.22	(b)	ILND
10.102	+	Employment Agreement dated April 1, 2000 between Interland-Georgia and Mark K. Alexander	S-1/A	5/18/00	10.23		ILND
10.103	+	Employment Agreement dated February 15, 2000 between Interland-Georgia and Robert Malally	S-1/A	6/9/00	10.24		ILND

								FILED
EXHIBIT		DESCRIPTION	INCORPORATED BY REFERENCE					HEREWITH

			Form	Date	Number		Registrant*

10.104	(a)	SunTrust Plaza Garden Offices Lease Agreement by and between SunTrust Plaza Associates, LLC and Interland-Georgia dated May 15, 2000	10-K	8/31/01	10.104	(a)	INLD
10.104	(b)	First Amendment to Lease Agreement by and between SunTrust Plaza Associates, LLC and Interland-Georgia dated September 27, 2000	10-K	8/31/01	10.104	(b)	INLD
10.105		Amended and Restated Registration Rights Agreement between the Registrant, MTI and certain shareholders of Interland named therein dated August 6, 2001	10-K	8/31/01	10.105		INLD
10.106		Stock Purchase Agreement between MTI and Micron Semiconductor Products, Inc. dated as of August 30, 2001	10-K	8/31/01	10.106		INLD
10.107		Donation Agreement between Micron Semiconductor Products, Inc. and the Micron Technology Foundation, Inc. dated as of August 30, 2001	10-K	8/31/01	10.107		INLD
10.108	(a)+	Employment Agreement between the Registrant and Allen Shulman dated November 1, 2001						x
10.108	(b)+	Amendment to Employment Agreement between the Registrant and Allen Shulman dated as of September 10, 2002.						x
10.109		February 8, 2002 Investor Rights Agreement by and among Interland, Inc., PAR Investment Partners, L.P., Hartford Capital Appreciation Fund, and certain other stockholders	10-Q	2/28/02	10.109		INLD
10.110	(1)	Agreement and Plan of Merger dated as of February 8, 2002, by and between CommuniTech.Net, Inc., Montana Acquisition Company, Inc., Interland, Inc., Gabriel Murphy, and Bryan Heitman	10-Q	2/28/02	10.110		INLD
10.111		Stock Repurchase Agreement dated as of November 12, 2001 by and between Ken Gavanovic and Interland, Inc.	10-Q	5/31/02	10.111		INLD
10.112		Amendment to Stock Rights Agreement dated as of March 28, 2002 by and among	10-Q	5/31/02	10.112		INLD

FILED
EXHIBIT	DESCRIPTION	INCORPORATED BY REFERENCE				HEREWITH

		Form	Date	Number	Registrant*

10.113	Promissory Note in the principal amount of $5,370,006 dated July 20, 2001 in favor of U.S. Bank National Association					x
10.114	Credit Agreement dated July 20, 2001 between Micron Electronics, Inc. and HostPro, Inc., as Borrowers, and U.S. Bank National Association, as Lender					x
10.115(2)	Microsoft Services Provider License Agreement dated as of January 15, 2002					x
21.01	Subsidiaries of the Registrant					x
23.01	Consent of Independent Accountants					x
24.01	Power of Attorney					x

*	INLD indicates the exhibit is incorporated by reference to the Registrant’s prior filings with the SEC. ILND indicates the exhibit is incorporated by reference to Interland-Georgia’s prior filings with the SEC,

+	Management contract or compensatory arrangement or plan.

(1)	Schedules and exhibits have been omitted from the exhibit. A list of omitted schedules and exhibits is set forth immediately following the table of contents of the exhibit. Copies will be provided to the Commission upon request.

(2)	The Company has requested confidential treatment for portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K

No Reports on Form 8-K were filed during the fourth quarter.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLAND, INC

Date: November 27, 2002	/s/ Allen L. Shulman
By: Allen L. Shulman Senior Vice President, Chief Financial Officer, and General Counsel

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel J. Kocher Joel J. Kocher	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	November 26, 2002

/s/ Allen L. Shulman Allen L. Shulman	Senior Vice President, Chief Financial Officer, and General Counsel (principal financial officer)	November 29, 2002

/s/ Robert F. Kerris Robert F. Kerris	Assistant Vice President and Corporate Controller (principal accounting officer)	November 26, 2002

/s/ John B. Balousek John B. Balousek	Director	November 29, 2002

Robert Lee	Director	November , 2002

/s/ Edward Shapiro Edward Shapiro	Director	November 27, 2002

Robert T. Slezak	Director	November , 2002

Interland, Inc. Certification for Annual Report on Form 10-K

I, Joel J. Kocher, certify that:

1.	I have reviewed this annual report on Form 10-K of Interland, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 27, 2002

/s/ Joel J. Kocher

Joel J. Kocher Chairman of the Board, President and Chief Executive Officer

Interland, Inc. Certification for Annual Report on Form 10-K

I, Allen L. Shulman, certify that:

1.	I have reviewed this annual report on Form 10-K of Interland, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 27, 2002

/s/ Allen L. Shulman

Allen L. Shulman Senior Vice President, Chief Financial Officer, and General Counsel

SCHEDULE II
INTERLAND, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Fiscal Year Ended

	August 31, 2002	August 31, 2001	August 31, 2000

	(In thousands)
Allowance For Doubtful Accounts
Balance at beginning of year	$1,810	$6,178	$3,846
Additions charged to bad debt expense	10,529	2,233	5,750
Other	1,135	158	400
Reductions and write-offs	(9,631)	(6,759)	(3,818)

Balance at end of year	$3,843	$1,810	$6,178

Included in:
Continuing operations	$3,843	$1,810	$305

Discontinued operations	$—	$—	$5,873

Deferred Tax Asset Valuation Allowance
Balance at beginning of year	$133,251	$4,652	$4,652
Additions charged to expense	—	21,030	—
Discontinued operations	—	67,600	—
Change in loss carryforward	(51,845)	—	—
Additions from acquisitions	—	39,969	—

Balance at end of year	$81,406	$133,251	$4,652

Included in:
Continuing operations	$81,406	$65,651	$4,652

Discontinued operations	$—	$67,600	$—