Form 10-K/A
period 2002-08-31
INTERLAND INC /MN/
filed 2002-12-30
CIK 854460

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
Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 15, 2002, was approximately $263 million.

The number of outstanding shares of the registrant’s common stock on November 15, 2002 was 141,381,601.

Part III
SUMMARY COMPENSATION TABLE
OPTION GRANTS IN FISCAL 2002
AGGREGATED OPTION EXERCISES IN FISCAL 2002 AND AUGUST 31, 2002 OPTION VALUES
SIGNATURES
Interland, Inc. Certification for Annual Report on Form 10-K

Part III of the Annual Report on Form 10-K filed by Registrant on November 29, 2002 is amended as set forth below. Except as modified herein, the Registrant incorporates into this Form 10-K/A the contents of the Annual Report filed on November 29, 2002. The Registrant does not undertake to update any item on that Annual Report other than those items set forth below.

Part III

Item 10. Directors and Executive Officers of the Registrant.

Executive Officers and Directors of the Registrant

     The executive officers and directors of the Company and their ages as of November 26, 2002, were as follows:

Name	Age	Position

Joel J. Kocher	46	Chairman of the Board of Directors, President and Chief Executive Officer
Allen L. Shulman	54	Senior Vice President, Chief Financial Officer and General Counsel
Savino R. “Sid” Ferrales	52	Senior Vice President and Chief Human Resources Officer
John M. Harper	41	Senior Vice President of Operations
Robert C. Lee	53	Director
John B. Balousek	56	Director
Robert T. Slezak	45	Director
Edward L. Shapiro	37	Director

     Joel J. Kocher is Chairman, President and Chief Executive Officer. He joined the Company in January 1998 as President, Chief Operating Officer and Director, and was appointed Chairman and Chief Executive Officer in June 1998. Prior to joining the Company, he served as Executive Vice President and then Chief Executive Officer of Artistsoft, Inc., a computer networking and telephony company, from August 1997 to January 1998. From December 1996 until August 1997, Mr. Kocher served as President and Chief Operating Officer at Power Computing Corporation, a personal computer company. From 1987 to 1994, Kocher held several senior executive positions with Dell Computer Corporation, including President, Worldwide Sales, Marketing and Services.

     Allen L. Shulman was elected as Senior Vice President, Chief Financial Officer, and General Counsel in October 2002, after serving as Vice President and General Counsel since joining the Company in November 2001. Mr. Shulman served as General Counsel of CheckFree Corporation from May 1997 until October 2001 and additionally as Chief Financial Officer from August 1998 to June 2000. From 1983 to 1996, Mr. Shulman held a number of executive positions with United Refrigerated Services, Inc., including Chief Operating Officer, Chief Financial Officer and General Counsel. From 1974 to 1983 he practiced law in New Jersey and in Chicago, where he was a partner in the firm of Conklin & Adler.

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

     John M. Harper has served as Senior Vice President of Operations since July 29, 2002. He is responsible for overseeing the Company’s Operations, Information Technology and Technical Support departments, as well as developing the products, platforms, systems and processes that will support Interland’s strategic growth initiatives. From January 2001 to August 2001, he served as Chief Technology Officer for Verado Holdings. From June 1997 to September 2000, he served as Vice President of Engineering for Exodus. He also served as Chief Technology Officer for Genuity from January 1996 to June 1997.

     Robert C. Lee has served as a member on the Board of Directors since April 1999. He is currently also a Director on the boards of CIDCO and iAsiaWorks, both publicly held companies, as well as several privately held firms. Mr. Lee has served as President of Business Communications Services for Pacific Bell since 1995. Mr. Lee also served as Executive Vice President, California Market Group, for Pacific Bell from 1993 to 1995.

     John B. Balousek has served as a member of the Board of Directors since August 1999. He currently serves as a Director on the boards of Geoworks Corporation and several privately held firms. From 1998 to date, Mr. Balousek has served as Executive Vice President and a founder of PhotoAlley.com, a San-Francisco-based start-up company providing electronic commerce services. He served as Chairman and CEO of True North Technologies, a digital and interactive services company of True North Communications, parent company of Foote Cone & Belding Communications, Inc., a global advertising and communications company, from March to July 1996. Mr. Balousek continued to serve as a Director of True North Communications until January 1997. From 1991 to February 1996, Mr. Balousek served as President, Chief Operating Officer and Director of Foote Cone & Belding Communications.

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

     Edward L. Shapiro has served as a member of the Board of Directors since March 2002. He has been a partner with PAR Capital Management, Inc. (PCM) since 1997. Mr. Shapiro also acts as a research analyst and portfolio manager with PCM. PCM is an investment partnership. Prior to 1997, Mr. Shapiro also held the positions of vice president with Wellington Management Company LLC., and financial analyst with Morgan Stanley & Co.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers and persons who own beneficially more than 10% (collectively, the “Beneficial Owners”) of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission (the “SEC”). Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that the Beneficial Owners complied with all applicable Section 16(a) filing requirements during the fiscal year ended August 31, 2002, except John Harper filed late his Form 3 reporting no ownership of Company securities, Garrett Owens failed to file a Form 5 for the Company’s fiscal year ending August 31, 2001 reporting an exempt option grant, and the following individuals reported late on Form 5 exempt option grants during the Company’s fiscal year ending August 31, 2001: Robert Slezak, John Balousek, Gregg Mockenhaupt, Sid Ferrales, Joel Kocher, David Buckel, Mark Alexander, Robert Lee, Barbara Gibson, Nick Farsi, Cliff Luckey, Steve Arnold and Ken Gavranovic. In addition, Edward Shapiro amended his Form 3 to correct the date on which he became a director and correct the vesting schedule for a stock option award.

Item 11. Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Compensation of Executive Officers

     The following table sets forth the cash and non-cash compensation for each of the last three fiscal years for services rendered to the Company, its predecessors and its subsidiaries, awarded to or earned by any individual who served as Chief Executive Officer of the Company during fiscal 2002 and each of the other four most highly compensated executive officers of the Company who were serving as executive officers at the end of fiscal 2002 whose combined salary and bonus earned in fiscal 2002 exceeded $100,000 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

							Long-Term
							Compensation
		Annual Compensation					Awards

					Other		Securities		All
	Fiscal				Annual		Underlying		Other
Name and Principal Position	Year	Salary (1)	Bonus (2)		Compensation (3)		Options		Compensation(4)

Joel J. Kocher	2002	$364,846	$—		$83,801	(5)	1,000,000	(6)	$—
Chairman, President, and	2001	495,597	—		—		1,428,700	(7)	—
Chief Executive Officer	2000	450,000	351,885		—		514,350	(8)	267,807	(9)
Savino R. Ferrales	2002	$264,000	$42,525		$57,745	(10)	230,000	(6)	$270,000	(11)
Senior Vice President and	2001	276,000	42,525		—		250,000	(12)	—
Chief Human Resources Officer	2000	260,000	114,869		—		125,725	(13)	7,000
Barbara A. Gibson	2002	$193,077	$28,000		$—		80,000	(6)	$8,637	(15)
Former Vice President Public Relations(14)	2001	214,000	$28,000		—		150,000	(16)	—
	2000	100,000	$55,375	(17)	—		—		—
David A. Buckel	2002	$234,231	$37,800		—		100,000	(6)	$11,281
Former Senior Vice President and	2001	$132,286	—		—		395,750	(6)	28,012	(18)
Chief Financial Officer (14)	2000	—	—		—		—		—
Mark K. Alexander	2002	$219,286	$98,046		$—		230,000	(6)	$4,646
Former Senior Vice President of Sales and	2001	$17,318	—		—		160,000	(6)	—
Marketing (14)	2000	—	—		—		—		—

(1)	Includes compensation deferred by the employee under the Company’s qualified 401(k) retirement plans.

(2)	Includes amounts paid under the Company’s profit sharing plans and amounts awarded and paid under the Management and Executive Incentive Plan (the “Incentive Plan,” formerly the Micron Electronics, Inc. Executive Bonus Plan) for fiscal 2002 and earned and paid under the Incentive Plan for prior fiscal years.

(3)	Excludes certain perquisites and other amounts that in the aggregate did not exceed the lesser of $50,000 or 10% of the total annual salary and bonuses for the officer.

(4)	Except as otherwise noted, consists of matching contributions made by the Company under qualified 401(k) retirement plans.

(5)	Represents amounts the Company paid for travel to and lodging near the Company’s headquarters, as Mr. Kocher does not reside in the Atlanta area.

(6)	Represents an option to purchase shares of the Company’s common stock granted under the Company’s 1995 Stock Option Plan.

(7)	Represents an option to purchase 250,000 shares of the Company’s common stock granted under the Company’s 1995 Stock Option Plan and an option originally granted to purchase shares of the common stock of HostPro, Inc., a wholly owned subsidiary of the Company, pursuant to the HostPro, Inc. 2000 Equity Incentive Plan I or the HostPro, Inc. 2000 Equity Incentive Plan II. The options granted under the HostPro plans were converted into options to purchase 1,178,700 shares of the Company’s common stock under the Company’s 2001 Equity Incentive Plan as of March 22, 2001.

(8)	Represents an option that was originally granted to purchase HostPro, Inc., a subsidiary of the Company, common stock, which was subsequently converted into options to purchase 514,350 shares of the Company’s common stock under the Company’s 2001 Equity Incentive Plan.

(9)	Includes payment of $265,254 by the Company for relocation costs, including, in certain instances, reimbursement for related taxes.

(10)	Represents amounts the Company paid for travel to and lodging near the Company’s headquarters, as Mr. Ferrales does not reside in the Atlanta area.

(11)	Represents a retention bonus earned in fiscal 2002.

(12)	Represents an option to purchase 164,275 shares of the Company’s common stock granted under the Company’s 1995 Stock Option Plan and an option originally granted to purchase shares of the common stock of HostPro, Inc., a wholly owned subsidiary of the Company, pursuant to the HostPro, Inc. 2000 Equity Incentive Plan I or the HostPro, Inc. 2000 Equity Incentive Plan II. The options granted under the HostPro plans were converted into options to purchase 85,725 shares of the Company’s common stock under the Company’s 2001 Equity Incentive Plan as of March 22, 2001.

(13)	Represents an option to purchase 40,000 shares of the Company’s common stock granted under the Company’s 1995 Stock Option Plan and an option that was originally granted to purchase HostPro common stock, which was subsequently converted into options to purchase approximately 85,725 shares of the Company’s common stock under the Company’s 2001 Equity Incentive Plan.

(14)	This individual’s employment with the Company terminated on October 31, 2002, after the Company’s August 31, 2002 fiscal year end.

(15)	Includes payment of $8,637 by the Company for relocation costs, including, in certain instances, reimbursement for related taxes.

(16)	Represents an option to purchase 107,138 shares of the Company’s common stock granted under the Company’s 1995 Stock Option Plan and an option originally granted to purchase shares of the common stock of HostPro, Inc., a wholly owned subsidiary of the Company, pursuant to the HostPro, Inc. 2000 Equity Incentive Plan I or the HostPro, Inc. 2000 Equity Incentive Plan II. The options granted under the HostPro plans were converted into options to purchase 42,862 shares of the Company’s common stock under the Company’s 2001 Equity Incentive Plan as of March 22, 2001.

(17)	Includes a $20,000 signing bonus.

(18)	Represents payment of $28,012 by the Company for relocation costs, including, in certain instances, reimbursement for related taxes.

OPTION GRANTS IN FISCAL 2002

     The following table provides information with respect to stock options granted in fiscal 2002 to each of the Named Executive Officers who received options. In accordance with the rules of the SEC, the table sets forth the hypothetical gains or “option spreads” that would exist for the options at the end of their respective terms based on assumed annual rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, on option exercises are dependent on the future performance of the Company’s common stock and overall market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.

					Potential Realizable
					Value at
					Assumed Annual Rates
					of Stock
					Price Appreciation for
	Individual Grants				Option Term

		Percent of
	Number of	Total
	Securities	Options	Exercise
	Underlying	Granted to	Price
	Options	Employees in	Per	Expiration
Name	Granted (1)	Fiscal 2002 (2)	Share	Date	5%	10%

Joel J. Kocher	1,000,000	15.03%	$2.14	1/15/2012	$1,345,834	$5,583,836
Savino R. Ferrales	230,000	3.46%	$2.14	1/15/2012	$309,542	$784,440
Barbara A. Gibson	80,000	1.20%	$2.14	1/15/2012	$107,667	$272,849
David A. Buckel	100,000	1.50%	$2.08	1/25/2012	$130,810	$331,498
Mark K. Alexander	230,000	3.46%	$2.14	1/15/2012	$309,542	$784,440

(1)	Represents options granted pursuant to the Company’s 1995 Stock Option Plan that vest over four years in increments of 25% per year. Options granted pursuant to the Company’s 1995 Stock Option Plan are granted as incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). ISOs are granted with an exercise price equal to 100% of the fair market value (as defined in the plan) of the Company’s common stock on the date of grant. NSOs granted and set forth in the above table were granted with an exercise price equal to 100% of the fair market value (as defined in the plan) of the Company’s common stock on the date of grant.

(2)	Reflects percent of total options to purchase shares of the Company’s common stock granted to employees during fiscal 2002.

AGGREGATED OPTION EXERCISES IN FISCAL 2002 AND AUGUST 31, 2002 OPTION VALUES

     The following table provides information regarding Company stock option exercises in fiscal 2002 by the Named Executive Officers, and the value of such officers’ unexercised options at August 31, 2002:

			Number of Securities		Value of
			Underlying		Unexercised
			Unexercised		In-The-Money
			Options at Fiscal		Options at Fiscal
			Year-End		Year-End
	Shares Acquired	Value	Exercisable (E) /		Exercisable (E) /
Name	on Exercise	Realized	Unexercisable (U)		Unexercisable (U)

Joel J. Kocher	—	—	2,159,451	(E)	$1,874,216	(E)
			1,500,000	(U)	958,000	(U)
Savino R. Ferrales	—	—	423,278	(E)	$296,987	(E)
			404,207	(U)	299,482	(U)
Barbara A. Gibson	—	—	66,427	(E)	$42,837	(E)
			215,939	(U)	165,574	(U)
David A. Buckel	—	—	78,101	(E)	$40,150	(E)
			274,774	(U)	178,450	(U)
Mark K. Alexander	—	—	263,857	(E)	$58,400	(E)
			350,000	(U)	294,800	(U)

Compensation of Directors

     Members of the Board of Directors who are not employees of the Company or employees, officers or directors of any subsidiary or affiliate of the Company are paid an annual retainer of $40,000 (the “Annual Retainer”). The Annual Retainer is payable in arrears in equal quarterly installments within the first thirty days of each fiscal quarter to qualified directors holding office during the prior fiscal quarter. Qualified directors who hold office for less than an entire fiscal quarter receive a pro-rated portion of the Annual Retainer.

     Additionally, all directors who are not employees of the Company or its subsidiaries or affiliates are to receive a formula Nonstatutory Stock Option (a “Formula Option”) of 10,000 shares of common stock upon appointment to the Board and such directors serving on the Board as of the date immediately following each annual meeting of the Company’s shareholders receive a Formula Option as of the date of the meeting for 10,000 shares of common stock. The Formula Options have an exercise price equal to the market value of a share of the Company’s common stock on the grant date, have a term of ten years and vest 25% on the first anniversary of the grant date and 2.0833% monthly thereafter. The Company reimburses directors for travel and lodging expenses, if any, incurred in connection with attendance at Board meetings or performance of director services.

Employment Arrangements

     The Company has entered into employment agreements (the “Agreements”) with Mr. Kocher, the Company’s Chairman, President, and Chief Executive Officer, and Mr. Ferrales, its Senior Vice President and Chief Human Resources Officer. The Agreements allow either the Company or the officer to terminate the officer’s active employment with the Company for any reason, voluntary or involuntary, with or without cause, by providing notice to that effect in writing. The Agreements provide for a post termination “Transition Period” of one year plus certain leave time, in the case of Mr. Kocher, and of six months plus certain leave time, in the case of Mr. Ferrales. During the transition period, if the officer complies with the Agreement, the officer will continue to receive all benefits “customarily provided” to Company officers, including, but not limited to, salary, bonuses, executive bonuses, benefits and continued vesting of any granted stock options. “Customarily provided” refers to Company practices and plans with respect to the officer benefits and compensation in effect as of the date of termination of the officer’s active employment with the Company. Such terminated officers will not be entitled to any new grants of interest in future executive bonus pools, any new grants of stock options, or payment under an incentive program of any compensation that is deferred, due to the payment criteria of such incentive program, as those criteria existed as of the date of termination of the officer’s active employment with the Company, beyond the Transition Period. In addition, Mr. Kocher will not be entitled to acceleration of any performance accelerated options if the performance objectives attendant to such options are satisfied during the Transition Period. If either officer ceases to be an officer but continues to be an employee, the change in status will be treated as a termination under the Agreements. Both Agreements terminate when the officer reaches sixty-five years of age. Both Agreements contain non-compete provisions.

     The Company maintains no formal change of control agreements or arrangements with individual Company executives. However, the 2002 Equity Incentive Plan, the 2001 Equity Incentive Plan, and the 1995 Stock Option Plan provide for the vesting of any or all options granted pursuant to the plans to accelerate and become immediately exercisable upon a change of control of the Company, as defined in the applicable plans.

     In connection with his resignation as Senior Vice President, Interland entered into an agreement with Mr. Alexander terminating his tenure as of December 10, 2002. Under this agreement, Interland agreed to continue to pay Mr. Alexander his base salary for eleven months from his last day of employment, a lump sum of $12,600, and payment for any accrued “time off plan” time in accordance with Company policy. Mr. Alexander will be entitled to receive a bonus for the 2002 fiscal year on substantially the same basis as other senior executives in good standing. The agreement also provides for releases from Mr. Alexander. In addition, the agreement provides that the Company will honor all outstanding stock option grants to Mr. Alexander in accordance with their terms.

     In connection with his resignation as Senior Vice President, Interland entered into an agreement with Mr. Buckel terminating his tenure as an employee as of October 31, 2002. Under this agreement, Interland agreed to pay Mr. Buckel $19,700 per month from October 20, 2002, until October 19, 2003, and grant Mr. Buckel an option to purchase up to 86,321 shares of Interland stock at a price of $3.19 per share, provided that such option is exercised before October 31, 2003, in return for his agreement to provide specified services. Mr. Buckel also agreed that all vested options held by him must be exercised on or before November 30, 2002. Mr. Buckel remains eligible for a bonus under his fiscal year 2002 bonus plan, in the target amount of $108,000, to be paid to him at the same time, and to the same extent as, other participating executives. The agreement also provides for releases from Mr. Buckel. Mr. Buckel’s consulting services for the Company are not to exceed twenty hours per month, and he may engage in other full-time employment while serving as a consultant to the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth ownership information with respect to the common stock of the Company, as of November 1, 2002, with respect to (i) persons known by the Company to beneficially own more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each Named Executive Officer of the Company listed in the “Summary Compensation Table” above, and (iv) all current directors and executive officers of the Company as a group:

	Interland, Inc.
	Common Stock

	Amount and Nature	Percent
	of Beneficial	of
Name of Beneficial Owner	Ownership(1)	Class

PAR Investment Partners, L.P. (2)	20,000,000	13.8%
Hartford Capital Appreciation Fund (3)	13,100,000	9.0
ICM Asset Management, Inc. (4)	10,150,700	7.0
Blum Capital Partners, L.P. (5)	8,000,000	5.7
Joel J. Kocher (6)	2,390,283	1.6
Robert T. Slezak (7)	861,833	*
Savino R. Ferrales (8)	436,966	*
Robert Lee (9)	249,937	*
David Buckel (10)	172,272	*
John B. Balousek (11)	58,937	*
Edward Shapiro (12)	10,000	*
Mark Alexander	—	*
Barbara A. Gibson	—	*
All current directors and executive officers as a Group (8 persons) (13)	4,007,956	2.8%

*  Less than 1%

(1)	Unless otherwise indicated below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2)	Information is based in part on Schedule 13G filed on February 12, 2002 by PAR Investment Partners, L.P. Represents 20,000,000 shares held by PAR Investment Partners, L.P. (“PAR Investment”), of which PAR Group, L.P. is a general partner. PAR Capital Management, Inc. provides investment management services for PAR Investment. Mr. Shapiro has served as a member of the Board of Directors of Interland since March 2002, and is a Vice President and shareholder of PAR Capital Management, Inc., and a limited partner of PAR Group, L.P. Includes 20,000 shares subject to currently exercisable options owned by Mr. Shapiro. PAR Capital Management, Inc. is a reporting company under the Exchange Act. The principal office for PAR Investment, PAR Group, L.P. and PAR Capital Management, Inc. is One Financial Center, Suite 1600, Boston, Massachusetts 02111.

(3)	These shares are managed for the shareholder by Wellington Management Company, LLP, who may be deemed to beneficially own the shares. Edward Shapiro is a director of Interland and was a Vice President with Wellington Management. Wellington Management is a registered investment company under the Investment Company Act of 1940.

(4)	Information is based on Form 13F Holdings Report filed on October 22, 2002 by ICM Asset Management, Inc., which specified the holdings of ICM Asset Management, Inc., an institutional investment manager, as of September 30, 2002. The principal office for ICM Asset Management, Inc. is W. 601 Main Avenue, Suite 600, Spokane, Washington 99201-0613.

(5)	Information provided is based in part on a Schedule 13D filed on February 20, 2002, by BLUM Capital Partners, L.P., a California limited partnership, (“BLUM L.P.”); Richard C. Blum & Associates, Inc., a California corporation (“RCBA Inc.”); and Richard C. Blum, the Chairman and a substantial shareholder of RCBA Inc. (collectively, the “Blum Reporting Persons”). BLUM L.P. is a California limited partnership whose principal business is acting as general partner for investment partnerships and providing investment advisory services. BLUM L.P. is an investment advisor registered with the Securities and Exchange Commission. The sole general partner of BLUM L.P. is RCBA Inc. The Blum Reporting Persons effectively control Stinson Capital Fund (Cayman), Ltd., Stinson Capital Partners, L.P., Stinson Capital Partners II, L.P. and Stinson Capital Partners III, L.P., and also exercise voting and investment control over shares held by Carpenters Pension Trust for Southern California, the Common Fund Multi-Strategy Equity Fund, and the United Brotherhood of Carpenters Pension Fund. Each of the Blum Reporting Persons reports that it shares voting and dispositive power over the shares reported above. According to the Schedule 13D, the Blum Reporting Persons share voting and investment control over an aggregate of 8,000,000 shares, or approximately 5.7% of the outstanding shares of Interland. The principal office for each of the Blum Reporting Persons is 909 Montgomery Street, Suite 400, San Francisco, California 94133.

(6)	Includes 2,190,283 shares subject to options held by Mr. Kocher that are exercisable within 60 days of November 1, 2002.

(7)	Includes 848,500 shares beneficially owned by Mr. Slezak and 13,333 shares subject to options held by Mr. Slezak that are exercisable within 60 days of November 1, 2002.

(8)	Represents 436,966 shares subject to options held by Mr. Ferrales that are exercisable within 60 days of November 1, 2002.

(9)	Includes 216,000 shares beneficially owned by Mr. Lee as well as 33,937 shares subject to options held by Mr. Lee that are exercisable within 60 days of November 1, 2002.

(10)	Represents 172,272 shares subject to options held by Mr. Buckel that are exercisable within 60 days of November 1, 2002.

(11)	Includes 12,000 shares owned by Mr. Balousek and 46,937 shares subject to options held by Mr. Balousek that are exercisable within 60 days of November 1, 2002.

(12)	Includes 10,000 shares subject to options held by Mr. Shapiro that are exercisable within 60 days of November 1, 2002.

(13)	Includes 2,731,456 shares subject to options held by all current directors and executive officers as a group (8 persons) that are exercisable within 60 days of November 1, 2002 and approximately 1,076,500 shares beneficially owned by all current directors and officers as a group.

Item 13. Certain Relationships and Related Transactions

     During the second quarter of the Company’s fiscal year ending August 31, 2002, the Micron Technology Foundation, which beneficially owned approximately 43% of the Company’s common stock, sold all of its shares of the Company’s common stock to the Company and third parties. In connection with such transaction, the Company repurchased and retired approximately 5.8 million shares of Company common stock formerly owned by the Foundation at an aggregate cost of $7.3 million. The third-party purchasers included Robert T. Slezak, a member of the Company’s board of directors, who purchased 800,000 shares; Joel J. Kocher, then the Company’s Chairman and Chief Executive Officer, who purchased 200,000 shares; Robert C. Lee, a member of the Company’s board of directors, who purchased 200,000 shares; and John B. Balousek, a member of the Company’s board of directors, who purchased 100,000 shares. All the purchasers agreed to contractual limitations on resales, the last of which expires December 31, 2002.

     In December 1998, a predecessor (“Interland-Georgia”) to the Company loaned $25,000, and in May 1999, Interland-Georgia loaned $200,000 to Kenneth Gavranovic, one of its co-founders. Mr. Gavranovic was formerly the Vice Chairman and Chief Technical Officer of the Company. This loan was evidenced by a full-recourse promissory note that bore interest at the rate of 10% per annum and was payable on demand when the Company became the payee of the loan on August 6, 2001 in connection with the Company’s acquisition of Interland-Georgia. The notes were secured by a separate stock pledge agreement, whereby Mr. Gavranovic pledged 432,000 shares of Interland-Georgia common stock to secure his obligations. After giving effect to a subsequent stock split and the conversion ratio for shares of Interland-Georgia that were exchanged for Company common stock in connection with the acquisition of Interland-Georgia, Mr. Gavranovic had approximately 371,952 shares of Company common stock subject to the stock pledge agreement. The Company demanded repayment of the notes from Mr. Gavranovic on October 26, 2001 and offered him the opportunity to repay the notes through an exchange of the shares pledged under the respective stock pledge agreements. Mr. Gavranovic accepted this offer and repaid the total amount $218,259.18 in outstanding principal and interest on the notes through an exchange of approximately 183,286 shares of Company common stock (valued at the closing price of $1.54 on November 9, 2001). All of the notes between Mr. Gavranovic and the Company have been satisfied in full and cancelled.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLAND, INC

Date: December 30, 2002	By:	/s/ Allen L. Shulman

Allen L. Shulman, Senior Vice President, Chief Financial Officer, and General Counsel

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

Date: December 30, 2002	/s/ Joel J. Kocher
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

Date: December 30, 2002	/s/ Allen L. Shulman
Allen L. Shulman
Senior Vice President, Chief Financial Officer, and General Counsel