Form 10-K/A
period 2002-08-31
INTERLAND INC /MN/
filed 2003-01-14
CIK 854460

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO.2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 15, 2002, was approximately $263 million.

The number of outstanding shares of the registrant's common stock on November 15, 2002 was 141,381,601.



================================================================================

                                EXPLANATORY NOTE

THIS AMENDMENT NO. 2 TO THE REGISTRANT'S FORM 10-K FOR THE YEAR ENDED AUGUST 31, 2002 IS BEING FILED SOLELY TO FILE A REVISED EXHIBIT NUMBER 10.115 IN ITEM 15. ALL OTHER INFORMATION CONTAINED IN THE ORIGINAL FORM 10-K, AS AMENDED BY AMENDMENT NO. 1 TO FORM 10-K FILED ON DECEMBER 30, 2002, REMAINS UNCHANGED.

PART IV OF THE ANNUAL REPORT ON FORM 10-K FILED BY THE REGISTRANT ON NOVEMBER 29, 2002 IS AMENDED AS SET FORTH BELOW. EXCEPT AS MODIFIED HEREIN, THE REGISTRANT INCORPORATES INTO THIS FORM 10-K/A, THE CONTENTS OF THE ANNUAL REPORT ON FORM 10-K FILED ON NOVEMBER 29, 2002 AND AN AMENDMENT NO. 1 TO FORM 10-K FILED ON DECEMBER 30, 2002. THE REGISTRANT DOES NOT UNDERTAKE TO UPDATE ANY ITEM ON THAT ANNUAL REPORT, AS AMENDED, OTHER THAN THOSE ITEMS SET FORTH BELOW.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this Report

     1. Financial Statements (Filed previously on the Annual Report on Form 10-K filed on November 29, 2002.)

Consolidated Financial Statements:

     Consolidated Statements of Operations for the Fiscal Years Ended August 31, 2002, 2001, and 2000

     Consolidated Balance Sheets as of August 31, 2002 and 2001

     Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended August 31, 2002, 2001, and 2000

     Consolidated Statements of Cash Flows for the Fiscal Years Ended August 31, 2002, 2001, and 2000

     Notes to Consolidated Financial Statements

Quarterly Financial Information (Unaudited)

Report of Independent Accountants

     2. Financial Statement Schedule (Filed previously on the Annual Report on Form 10-K filed on November 29, 2002.)

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

     3. The following documents are filed as exhibits to this Annual Report on Form 10-K:


                                                                                                         FILED
                                                                                                      PREVIOUSLY
                                                                                                        ON FORM      FILED
                                                                INCORPORATED BY REFERENCE                10-K      HEREWITH
                                                        -------------------------------------------------------------------
     EXHIBIT             DESCRIPTION                    FORM       DATE        NUMBER   REGISTRANT*
     -------             -----------                    ----       ----        ------   -----------

     2.01       Agreement of Merger, dated as of         S-4       3/13/95       2.1         INLD
                October 10,  1994,  as amended by
                the first  amendment  thereto,
                dated as of December 13, 1994,
                by and among ZEOS, MCI and MCMS

     2.02       Articles of Merger, dated April 7,       8-K       4/07/95       2.2         INLD
                1995, by and among ZEOS, MCI and MCMS

     2.03       Purchase Agreement, dated March 22,      8-K       4/10/01       2.01        INLD
                2001, by and among MEI California,
                Inc., the Registrant and MICRON
                Technology Inc. ("MTI")



                                                                                                         FILED
                                                                                                      PREVIOUSLY
                                                                                                        ON FORM      FILED
                                                                INCORPORATED BY REFERENCE                10-K      HEREWITH
                                                        -------------------------------------------------------------------
     EXHIBIT             DESCRIPTION                    FORM       DATE        NUMBER   REGISTRANT*
     -------             -----------                    ----       ----        ------   -----------

     2.04       Agreement and Plan of Merger dated       8-K       4/10/01       2.01        INLD
                March 22, 2001, by and among the
                Registrant, Imagine Acquisition
                Corporation and Interland, Inc., a
                Georgia corporation ("Interland-Georgia")

     2.05       Membership Interest Purchase             10-Q      5/31/01       2.01        INLD
                Agreement, dated as of April 30,
                2001, by and between the Registrant
                and GTG PC Holdings, LLC

     2.06       First Amendment to Membership            10-Q      5/31/01       2.02        INLD
                Interest Purchase Agreement and Form
                of Contribution Agreement, dated as
                of May 31, 2001, by and between the
                Registrant and GTG PC Holdings, LLC

     2.07(1)    Agreement and Plan of Merger dated as    10-Q      5/31/02       2.07        INLD
                of May 3, 2002, by and between
                Dialtone Inc., Jaguarcub Acquisition
                Corporation, Dialtone Stockholders'
                Representative

     2.08(a)(1) Agreement and Plan of Merger dated as   S-3/A      9/24/02       2.08        INLD
                of August 30, 2002 by and among
                Interland, Inc., Panthercub
                Acquisition Corporation, InnerhoST,
                Inc., Spire Capital Partners, L.P.,
                Spire Investment L.L.C.,
                Waller-Sutton Media Partners, L.P.
                and the other stockholders of
                iNNERHOST, Inc.

     2.08(b)    Amendment dated as of October 10,                                                             x
                2002 to Agreement and Plan of Merger
                by and among Interland, Inc.,
                iNNERHOST, Inc. and the stockholders
                of iNNERHOST, Inc.

     3.01       Unofficial Restated Articles of          10-Q      5/31/02       3.01        INLD
                Incorporation of Registrant (as
                amended through April 24, 2002)

     3.02       Unofficial Restated Bylaws of the       10K/A      5/31/02       3.02        INLD
                Registrant (as amended through August
                6, 2001)

     3.03       Amendment to Articles of                 8-K       8/13/01       4.1         INLD
                Incorporation of Registrant



                                                                                                         FILED
                                                                                                      PREVIOUSLY
                                                                                                        ON FORM      FILED
                                                                INCORPORATED BY REFERENCE                10-K      HEREWITH
                                                        -------------------------------------------------------------------
     EXHIBIT             DESCRIPTION                    FORM       DATE        NUMBER   REGISTRANT*
     -------             -----------                    ----       ----        ------   -----------

     3.04       Amendment to Restated Bylaws of          8-K       8/13/01       4.2         INLD
                Registrant

     4.01       Form of Stock Certificate of the         10-K      8/31/01       3.04        INLD
                Registrant

     4.03       August 30, 2002 Registration Rights      S-3       9/24/02       4.03        INLD
                Agreement by and among Interland,
                Inc., Spire Capital Partners, L.P.,
                Spire Investment, L.L.C., and
                Waller-Sutton Media Partners, L.P.

     4.04       August 30, 2002 Stock Restriction        2-3       9/24/02       4.04        INLD
                Agreement by and among Spire Capital
                Partners, L.P., Spire Investment,
                L.L.C., and Waller-Sutton Media
                Partners, L.P.

     4.05       March 28, 2002 Amendment to Stock        10-Q      5/31/02      10.112       INLD
                Rights Agreement by and among
                Interland, Inc., Bryan Heitman and
                Gabriel Murphy

     4.06       July 11, 2002 Amendment to Stock        S-3/A      9/24/02       4.06        INLD
                Rights Agreement by and among
                Interland, Inc., Bryan Heitman and
                Gabriel Murphy

     10.35(a)+  Micron Electronics 1995 Stock Option     S-8       1/14/00       4.1         INLD
                Plan, as amended through August 29,
                2001

     10.35(b)+  Form of Notice of Grant for Micron       10-K      8/31/01     10.35(b)      INLD
                Electronics 1995 Stock Option Plan

     10.35(c)+  Interland 1995 Stock Option Plan, as     10-K      8/31/01     10.35(c)      INLD
                amended August 30, 2001

     10.35(d)+  Form of Notice of Grant for Interland    10-K      8/31/01     10.35(d)      INLD
                1995 Stock Option Plan

     10.36(a)+  Micron Electronics 1995 Employee         10-Q      6/1/95       10.36        INLD
                Stock Purchase Plan, as amended
                through August 5, 2001

     10.36(b)+  Interland 1995 Employee Stock            10-K      8/31/01      10.36        INLD
                Purchase Plan, as amended August 6,
                2001



                                                                                                         FILED
                                                                                                      PREVIOUSLY
                                                                                                        ON FORM      FILED
                                                                INCORPORATED BY REFERENCE                10-K      HEREWITH
                                                        -------------------------------------------------------------------
     EXHIBIT             DESCRIPTION                    FORM       DATE        NUMBER   REGISTRANT*
     -------             -----------                    ----       ----        ------   -----------

     10.38+     Form of Indemnification Agreement        10-K      8/31/95      10.38        INLD
                between the Registrant and its
                officers and directors

     10.39+     Form of Six-Month Termination            10-K      8/31/95      10.39        INLD
                Agreements for certain officers of
                the Registrant

     10.42      Amended and Restated Component           8-K       9/10.99      10.42        INLD
                Recovery Agreement, dated effective
                September 2, 1999, between the
                Registrant and MTI

     10.44+     Form of Twelve-Month Termination         10-K      8/28/97      10.44        INLD
                Agreements for certain officers of
                the Registrant

     10.45+     Form of Two-Year Termination             10-K      8/28/97      10.45        INLD
                Agreements for certain officers of
                the Registrant

     10.47+     Form of Employment and Non-compete       10-Q      2/26/98      10.47        INLD
                Agreement, with 12-month termination
                provision, for certain officers of
                the Registrant

     10.48+     Form of Employment and Non-compete       10-Q      2/26/98      10.48        INLD
                Agreement, with 6-month termination
                provision, for certain officers of
                the Registrant

     10.52+     Employment Offer, dated January 10,      10-Q      2/26/98      10.52        INLD
                             1998, to Joel J. Kocher

     10.56+     Form of Employment, Severance and        10-K      9/3/98       10.56        INLD
                Non-compete Agreement for Certain
                Officers of the Registrant

     10.58+     The Registrant's Executive Incentive     10-Q      12/2/99      10.58        INLD
                Plan, as amended

     10.65      Executive Sales Representative           8-K       9/10/99      10.65        INLD
                Agreement effective September 2,
                1999, between the Registrant and
                Micron Semiconductor Products, Inc.

     10.68+     Amended Non Qualified Stock Option       10-Q      6/1/00       10.68        INLD
                Agreement, dated April 6, 2000



                                                                                                         FILED
                                                                                                      PREVIOUSLY
                                                                                                        ON FORM      FILED
                                                                INCORPORATED BY REFERENCE                10-K      HEREWITH
                                                        -------------------------------------------------------------------
     EXHIBIT             DESCRIPTION                    FORM       DATE        NUMBER   REGISTRANT*
     -------             -----------                    ----       ----        ------   -----------

     10.69+     Amended Non Qualified Stock Option       10-Q      6/1/00       10.69        INLD
                Agreement, dated April 6, 2000

     10.70(a)+  HostPro, Inc. 2000 Equity Incentive      10-K      8/31/00      10.70        INLD
                Plan I

     10.70(b)+  HostPro, Inc. 2000 Equity Incentive      10-K      8/31/00      10.71        INLD
                Plan II

     10.70(c)+  Form of Notice of Grant for HostPro,     10-K      8/31/00      10.72        INLD
                Inc. 2000 Equity Incentive Plans

     10.70(d)+  Form of Notice of Grant for HostPro,     10-K      8/31/00      10.73        INLD
                Inc. 2000 Equity Incentive Plans

     10.70(e)+  Micron Electronics 2001 Equity           10-Q      5/31/01      10.89        INLD
                Incentive Plan, as amended as of
                March 22, 2001

     10.70(f)+  Interland 2001 Equity Incentive Plan,    10-K      8/31/01     10.70(f)      INLD
                as amended August 6, 2001

     10.70(g)+  Form of Notice of Grant for Interland    10-K      8/31/01     10.70(g)      INLD
                2001 Equity Incentive Plan

     10.76      Amendment Number 1 to Amended and        10-Q     11/30/00      10.76        INLD
                Restated Component Recovery
                Agreement, dated November 16, 2000,
                between the Registrant and MTI

     10.77      Commercial Lease, dated March 22,        8-K       4/10/01      99.01        INLD
                2001, between MTI and the Registrant

     10.78      Commercial Sublease, dated March 22,     8-K       4/10/01      99.02        INLD
                2001, between MTI and the Registrant

     10.79+     The Registrant's Severance Plan for      10-Q      3/1/01       10.79        INLD
                Employees - 2001 Amendment and
                Restatement

     10.80+     The Registrant's Change in Control       10-Q      3/1/01       10.80        INLD
                Severance Plan

     10.81+     HostPro, Inc. 2000 Incentive Plan II     10-Q      3/1/01       10.81        INLD
                - Notice of Grant to Joel Kocher




                                                                                                         FILED
                                                                                                      PREVIOUSLY
                                                                                                        ON FORM      FILED
                                                                INCORPORATED BY REFERENCE                10-K      HEREWITH
                                                        -------------------------------------------------------------------
     EXHIBIT             DESCRIPTION                    FORM       DATE        NUMBER   REGISTRANT*
     -------             -----------                    ----       ----        ------   -----------

     10.82+     Retention Agreement between the          10-Q      3/1/01       10.82        INLD
                Registrant and Mike Adkins, dated as
                of December 1, 2000

     10.83+     Retention Agreement between the          10-Q      3/1/01       10.83        INLD
                Registrant and Steve Arnold, dated as
                of December 1, 2000

     10.84+     Retention Agreement between the          10-Q      3/1/01       10.84        INLD
                Registrant and Sid Ferrales, dated as
                of December 1, 2000

     10.85+     Retention Agreement between the          10-Q      3/1/01       10.85        INLD
                Registrant and Lyle Jordan, dated as
                of December 1, 2000

     10.86+     Retention Agreement between the          10-Q      3/1/01       10.86        INLD
                Registrant and Jim Stewart, dated as
                of December 1, 2000

     10.87+     Amended Retention Agreement between      10-Q      5/31/01      10.87        INLD
                the Registrant and Steve Arnold,
                dated as of April 7, 2001

     10.88+     Retention Agreement between the          8-K       5/31/01      10.88        INLD
                Registrant and Jeff Moeser, dated as
                of February 23, 2001

     10.89      MTI Shareholder Agreement dated as of    10-Q      4/10/01       2.01        INLD
                March 22, 2001 between the Registrant
                and MTI

     10.91      Operating lease for property located     10-Q      5/31/01      10.90        INLD
                at 3250 Wilshire Blvd., Los Angeles,
                California, dated as of March 16, 1998

     10.92      Operating lease for property located     10-Q      5/3/01       10.91        INLD
                at 3250 Wilshire Blvd., Los Angeles,
                California, dated as of March 19, 1999

     10.93      Operating lease for property located     10-Q      5/31/01      10.92        INLD
                at 1450 Eagle Flight Way, Boise,
                Idaho, dated as of January 7, 2000

     10.94      Operating lease for property located     10-Q      5/31/01      10.93        INLD
                at 3326 160th Avenue SE, Bellevue,
                Washington, dated as of December 16,
                1999



                                                                                                         FILED
                                                                                                      PREVIOUSLY
                                                                                                        ON FORM      FILED
                                                                INCORPORATED BY REFERENCE                10-K      HEREWITH
                                                        -------------------------------------------------------------------
     EXHIBIT             DESCRIPTION                    FORM       DATE        NUMBER   REGISTRANT*
     -------             -----------                    ----       ----        ------   -----------

     10.95(a)+  Employment Agreement dated December     S-1/A      6/26/00       10.6        INLD
                2, 1999 between the Company and Ken
                Gavranovic, as amended

     10.95(b)+  Employment Agreement Assumption and      10-K      8/31/01     10.95(b)      INLD
                Amendment dated March 22, 2001
                between the Registrant and Ken
                Gavranovic, as amended

     10.96(a)+  Interland-Georgia Stock Incentive Plan   S-8       9/17/01     4.05(a)       INLD

     10.96(b)+  First Amendment to Interland-Georgia     S-8       9/17/01     4.05(b)       INLD
                Stock Incentive Plan

     10.96(c)+  Second Amendment to Interland-Georgia    S-8       9/17/01     4.05(c)       INLD
                Stock Incentive Plan

     10.96(d)+  Third Amendment to Interland-Georgia     S-8       9/17/01     4.05(d)       INLD
                Stock Incentive Plan

     10.96(e)+  Fourth Amendment to Interland-Georgia    S-8       9/17/01     4.05(e)       INLD
                Stock Incentive Plan

     10.97+     Promissory Note of Ken Gavranovic in    S-1/A      5/18/00      10.15        INLD
                favor of Interland-Georgia dated
                December 10, 1998

     10.98+     Promissory Note of Ken Gavranovic in    S-1/A      5/18/00      10.17        INLD
                favor of Interland-Georgia dated May
                14, 1999

     10.99+     Stock Pledge Agreement between          S-1/A      5/18/00      10.19        INLD
                Interland-Georgia and Ken Gavranovic
                dated May 14, 1999

     10.100(a)  Agreement of Lease between              S-1/A      5/18/00     10.21(a)      INLD
                Interland-Georgia and 34 Peachtree
                Associates, L.P. dated November 19,
                1997

     10.100(b)  First Amendment to Agreement of Lease   S-1/A      5/18/00     10.21(b)      INLD
                between Interland-Georgia and TCB #4,
                L.L.C. (f/k/a 34 Peachtree
                Associates, L.P.) dated July 6, 1998




                                                                                                         FILED
                                                                                                      PREVIOUSLY
                                                                                                        ON FORM      FILED
                                                                INCORPORATED BY REFERENCE                10-K      HEREWITH
                                                        -------------------------------------------------------------------
     EXHIBIT             DESCRIPTION                    FORM       DATE        NUMBER   REGISTRANT*
     -------             -----------                    ----       ----        ------   -----------

     10.100(c)  Second Amendment to Agreement of        S-1/A      5/18/00     10.21(c)      INLD
                Lease between Interland-Georgia and
                TCB #4, L.L.C. (f/k/a 34 Peachtree
                Associates, L.P.) dated September 15,
                1999

     10.101(a)  Amended and Restated Lease Agreement    S-1/A      5/18/00     10.22(a)      INLD
                between Interland-Georgia and 101
                Marietta Street Associated dated
                September 29, 1999

     10.101(b)  First Amendment to Amended and          S-1/A      5/18/00     10.22(b)      INLD
                Restated Lease Agreement between
                Interland-Georgia and 101 Marietta
                Street Associates dated November 23,
                1999

     10.102+    Employment Agreement dated April 1,     S-1/A      5/18/00      10.23        INLD
                2000 between Interland-Georgia and
                Mark K. Alexander

     10.103+    Employment Agreement dated February     S-1/A      6/9/00       10.24        INLD
                15, 2000 between Interland-Georgia
                and Robert Malally

     10.104(a)  SunTrust Plaza Garden Offices Lease      10-K      8/31/01    10.104(a)      INLD
                Agreement by and between SunTrust
                Plaza Associates, LLC and
                Interland-Georgia dated May 15, 2000

     10.104(b)  First Amendment to Lease Agreement by    10-K      8/31/01    10.104(b)      INLD
                and between SunTrust Plaza
                Associates, LLC and Interland-Georgia
                dated September 27, 2000

     10.105     Amended and Restated Registration        10-K      8/3/101      10.105       INLD
                Rights Agreement between the
                Registrant, MTI and certain
                shareholders of Interland named
                therein dated August 6, 2001

     10.106     Stock Purchase Agreement between MTI     10-K      8/31/01      10.106       INLD
                and Micron Semiconductor Products,
                Inc. dated as of August 30, 2001

     10.107     Donation Agreement between Micron        10-K      8/31/01      10.107       INLD
                Semiconductor Products, Inc. and the
                Micron Technology Foundation, Inc.
                dated as of August 30, 2001



                                                                                                         FILED
                                                                                                      PREVIOUSLY
                                                                                                        ON FORM      FILED
                                                                INCORPORATED BY REFERENCE                10-K      HEREWITH
                                                        -------------------------------------------------------------------
     EXHIBIT             DESCRIPTION                    FORM       DATE        NUMBER   REGISTRANT*
     -------             -----------                    ----       ----        ------   -----------

     10.108(a)+ Employment Agreement between the                                                                 x
                Registrant and Allen Shulman dated
                November 1, 2001

     10.108(b)+ Amendment to Employment Agreement                                                                x
                between the Registrant and Allen
                Shulman dated as of September 10,
                2002.

     10.109     February 8, 2002 Investor Rights         10-Q      2/28/02      10.109       INLD
                Agreement by and among Interland,
                Inc., PAR Investment Partners, L.P.,
                Hartford Capital Appreciation Fund,
                and certain other stockholders

     10.110(1)  Agreement and Plan of Merger dated as    10-Q      2/28/02      10.110       INLD
                of February 8, 2002, by and between
                CommuniTech.Net, Inc., Montana
                Acquisition Company, Inc., Interland,
                Inc., Gabriel Murphy, and Bryan
                Heitman

     10.111     Stock Repurchase Agreement dated as      10-Q      5/31/02      10.111       INLD
                of November 12, 2001 by and between
                Ken Gavanovic and Interland, Inc.

     10.112     Amendment to Stock Rights Agreement      10-Q      5/31/02      10.112       INLD
                dated as of March 28, 2002 by and
                among

     10.113     Promissory Note in the principal                                                               x
                amount of $5,370,006 dated July 20,
                2001 in favor of U.S. Bank National
                Association

     10.114     Credit Agreement dated July 20, 2001                                                           x
                between Micron Electronics, Inc. and
                HostPro, Inc., as Borrowers, and U.S.
                Bank National Association, as Lender

     10.115(2)  Microsoft Services Provider License                                                                          x
                Agreement dated as of January 15, 2002

     21.01      Subsidiaries of the Registrant                                                                x

     23.01      Consent of Independent Accountants                                                            x

     24.01      Power of Attorney                                                                             x


-------------

         * INLD indicates the exhibit is incorporated by reference to the Registrant's prior filings with the SEC. ILND indicates the exhibit is incorporated by reference to Interland-Georgia's prior filings with the SEC,


+ Management contract or compensatory arrangement or plan.

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


                              INTERLAND, INC.

Date:  January 13, 2003       By: /s/ Allen L. Shulman
                                  ------------------------------------------
                                  Allen L. Shulman, Senior Vice President,
                                  Chief Financial Officer, and General Counsel

         INTERLAND, INC. CERTIFICATION FOR ANNUAL REPORT ON FORM 10-K/A



I, Joel J. Kocher, certify that:

1.  I have reviewed this annual report on Form 10-K/A of Interland, Inc.;

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 13, 2003                   /s/ Joel J. Kocher
                                         ---------------------------------------
                                         Joel J. Kocher

                                         Chairman of the Board, President and
                                         Chief Executive Officer

         INTERLAND, INC. CERTIFICATION FOR ANNUAL REPORT ON FORM 10-K/A



I, Allen L. Shulman, certify that:

1.  I have reviewed this annual report on Form 10-K/A of Interland, Inc.;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: January 13, 2003               /s/ Allen L. Shulman
                                     -------------------------------------------
                                     Allen L. Shulman
                                     Senior Vice President, Chief Financial
                                     Officer, and General Counsel

1578445