Form 10-Q
period 2002-11-30
INTERLAND INC /MN/
filed 2003-01-15
CIK 854460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

The number of outstanding shares of the registrant’s Common Stock on December 31, 2002 was 141,443,470.

Page
Part I — Financial Information
Item 1 Financial Statements
Consolidated Statements of Operations	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3 Qualitative and Quantitative Disclosures about Market Risk	32
Item 4 Controls and Procedures	33
Part II — Other Information
Item 1 Legal Proceedings	35
Item 6 Exhibits and Reports on Form 8-K	35

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Interland, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	For the quarter ended

	November 30,	November 30,
	2002	2001

Revenues	$27,283	$23,921
Cost of revenues	15,528	14,135

Gross margin	11,755	9,786

Operating expenses:
Sales, marketing and technical support	11,931	13,172
General and administrative	12,449	13,097
Bad debt expense	2,046	581
Restructuring costs	(235)	—
Merger and integration costs	94	3,363
Other expense (income), net	51	(404)

Total operating expenses	26,336	29,809

Operating loss	(14,581)	(20,023)
Interest income, net	201	251

Loss from continuing operations before taxes	(14,380)	(19,772)
Income tax benefit	—	—

Net loss from continuing operations	(14,380)	(19,772)
Discontinued operations, net of tax
Loss on disposal of discontinued operations, net of tax	(34)	—

Net loss	$(14,414)	$(19,772)

Loss per share, basic and diluted:
Continuing operations	$(0.10)	$(0.14)
Discontinued operations	—	—

	$(0.10)	$(0.14)

Number of shares used in per share calculation:
Basic and diluted	140,028	137,725

The accompanying notes are an integral part of these consolidated financial statements.

Interland, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of

	November 30,	August 31,
	2002	2002

Assets
Cash and cash equivalents	$69,236	$62,693
Short term investments	28,300	43,388
Receivables, net of allowance of $2,164 and $3,843, respectively	9,346	9,139
Income taxes recoverable	2,019	2,019
Other current assets	2,980	3,292
Restricted investments	7,499	6,894

Total current assets	119,380	127,425
Restricted investments	21,992	27,409
Property plant and equipment, net	53,237	59,058
Goodwill	120,011	120,011
Intangibles, net	50,281	53,250
Investments held to maturity	7,508	7,512
Other assets	561	613

Total assets	$372,970	$395,278

Liabilities and Shareholders’ Equity
Accounts payable	$6,233	$3,918
Accrued expenses	29,343	30,364
Current portion of long term debt and capital lease obligations	17,739	19,157
Deferred revenue	15,518	19,629

Total current liabilities	68,833	73,068
Long-term debt and capital lease obligations	8,557	12,009
Deferred revenue, long-term	744	1,195
Other liabilities	11,289	11,276

Total liabilities	89,423	97,548

Shareholders’ equity
Common stock, $.01 par value, authorized 210 million shares, issued and outstanding 141.4 million and 141.3 million shares, respectively	1,413	1,413
Additional capital	296,939	296,949
Warrants	1,690	1,690
Deferred compensation	(1,987)	(2,228)
Note receivable from shareholder	(2,735)	(2,735)
Retained earnings / (accumulated deficit)	(11,773)	2,641

Total shareholders’ equity	283,547	297,730

Total Liabilities and Shareholders’ equity	$372,970	$395,278

The accompanying notes are an integral part of these consolidated financial statements.

INTERLAND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended

	November 30,	November 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,414)	$(19,772)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Loss from discontinued operations	34	—
Depreciation and amortization	12,180	6,855
Provision for doubtful accounts	2,046	581
Other non-cash adjustments	240	(88)
Changes in operating assets and liabilities net of effect of acquisitions:
Receivables, net	(2,690)	(6,518)
Other current assets	339	(183)
Accounts payable, accrued expenses and deferred revenue	(2,762)	(3,554)

Cash used in operating activities of continuing operations	(5,027)	(22,679)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant, and equipment	(1,943)	(2,172)
Purchases of held-to-maturity investment securities	(12,308)	(29,300)
Proceeds from held-to-maturity investment securities	27,400	37,628
Net change in restricted investments	4,837	(194)
Acquisitions, net of cash acquired	(605)	(5,818)

Cash provided by investing activities of continuing operations	17,381	144

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt and capital lease obligations	(4,870)	(1,868)
Proceeds from issuance of common stock	8	—
Other	(17)	—

Cash used in financing activities of continuing operations	(4,879)	(1,868)

Net cash provided by (used in) continuing operations	7,475	(24,403)
Net cash used in discontinued operations	(932)	(6,674)

Net increase (decrease) in cash and cash equivalents	6,543	(31,077)
Cash and cash equivalents at beginning of period	62,693	142,675

Cash and cash equivalents at end of period	$69,236	$111,598

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

Historically, the Company provided a variety of computer products and related services through its PC Systems, SpecTek, and Web hosting business segments. The Company disposed of its PC Systems and SpecTek business segments during the third quarter of fiscal 2001. The Company’s Web hosting business remains as the Company’s sole continuing operation. Prior to its disposal, the PC Systems business consisted of developing, marketing, manufacturing, selling and supporting a wide range of desktop and notebook systems and network servers under the micronpc.com brand name and selling, reselling, and supporting a variety of additional peripherals, software and services. Prior to its disposal, the SpecTek business consisted of processing and marketing various grades of memory products in either component or module form for specific applications.

History of operating losses —The Company’s Web hosting business has incurred net losses and losses from operations for each period from inception through the first three months of fiscal 2003. The Company’s future success is dependent upon its ability to achieve positive cash flow prior to the depletion of cash resources and its ability to raise funds, if needed. Nonetheless, the Company’s current financial forecast supports management’s expectation that the Company will have adequate cash resources to fund operations throughout fiscal 2003.

2. SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information — The accompanying unaudited consolidated financial statements as of November 30, 2002 and for the three month periods ended November 30, 2002 and 2001, have been prepared in accordance with generally accepted accounting principles for interim financial information. In management’s opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the three-month period ended November 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

Certain reclassifications, none of which affect net loss, have been made to present the financial statements on a consistent basis.

Basis of Presentation – This report on Form 10-Q (“10-Q”) for the first quarter ended November 30, 2002 should be read in conjunction with the Company’s Annual Report on Form 10-K (“10-K”) for the fiscal year ended August 31, 2002. The financial statements include the accounts of Interland, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Revenue recognition — Revenues are primarily generated from shared and dedicated hosting, managed services, e-commerce services, applications hosting and domain name registrations. Revenues are recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to twenty-four months and typically require up-front fees. These fees, including set-up fees for hosting services, are deferred and recognized ratably over the customers’ expected service period. Deferred revenues represent the liability for advance billings to customers for services not yet provided. The Company provides a thirty-day money back guarantee on hosting packages and records and monitors the adequacy of the reserve against revenue on hosting packages.

Basic and diluted loss per share — Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding when their effect is dilutive. Potential common shares result from the assumed exercise of outstanding stock options and warrants. Because the Company has reported a loss from continuing operations

INTERLAND, INC.

Notes to Consolidated Financial Statements — Continued

during the first quarter of fiscal 2003 and 2002, the effect of potential common shares is excluded from the calculation of per share amounts for those periods as their effect would be anti-dilutive.

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

Income taxes — The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

Recently issued accounting standards — In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets’ useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company adopted this statement on September 1, 2002, and it did not have a material impact on its consolidated financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. Although this statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142. Under SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30. The Company adopted this statement beginning September 1, 2002.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections”, which is effective for transactions occurring after May 15, 2002. The Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, which required all gains and losses from extinguishments of debt to be aggregated and classified as an extraordinary item (net of related income tax effect), if material. The criteria in APB Opinion No. 30 will now be used to classify those gains and losses. Also SFAS No. 64 effectively rescinded SFAS No. 4. This Statement also amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification result in recognition of a gain or loss in the financial statements and be subject to SFAS No. 66 “Accounting for Sales of Real Estate” if the leased asset is real estate (including integral equipment), and is subject to the sale-leaseback rules of SFAS No. 98 “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases”. The Company adopted this Statement beginning September 1, 2002.

INTERLAND, INC.

Notes to Consolidated Financial Statements — Continued

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and Issue 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. This Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3 and establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, but the Company adopted this Statement beginning September 1, 2002.

3.  RESTRUCTURING COSTS

During the fourth quarter of 2001, the Company approved and implemented a restructuring program in connection with its acquisition of Interland-Georgia. This finalized restructuring plan, for which all payments are expected to be completed by August 31, 2004, provides for the consolidation of the Company’s operations and elimination of duplicative facilities obtained as a result of previous business acquisitions. In accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity”, the restructuring costs, excluding asset impairments, were recognized as liabilities at the time management committed to the plan. Management determined that these costs provided no future economic benefit, they were incremental to other costs incurred by the Company prior to the restructuring, or were contractual obligations that existed prior to the date the plan was approved and were either continued after the exit plan was completed with no economic benefit to the Company or were non-cancelable without a penalty; and they were incurred as a direct result of the plan to exit the identified activities. The asset impairments were accounted for in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Live Assets to be Disposed Of”. Accordingly, during 2001, the Company recorded a charge of approximately $110.3 million related to employee termination benefits, facility closure costs, asset disposals and other exit costs which the Company has recorded in operating expenses.

The changes in the restructuring accruals from August 31, 2002 through November 30, 2002 are as follows:

		Property		Employee
	Lease	plant and	Other exit	termination	Goodwill and
	abandonments	equipment	costs	benefits	intangibles	Total

	(In thousands)
Balance at August 31, 2002	$7,634	$—	$1,179	$—	$—	$8,813
Cash paid	(395)	—	(63)	—	—	(458)
Other adjustments	—	—	(235)	—	—	(235)

Balance at November 30, 2002	$7,239	$—	$881	$—	$—	$8,120

The lease abandonment charge represents future lease payments for data centers and office facilities being exited. The other exit costs represent termination penalties for bandwidth and data connectivity contracts. These accrued restructuring charges are reflected in the consolidated balance sheet in “Accrued expenses.”

During the first quarter of fiscal 2003, the Company settled certain data connectivity contract obligations for amounts less than original estimates. In connection with the settlements, the other exit costs accrual was reduced by $0.2 million and is reflected in the above table in “Other adjustments.”

INTERLAND, INC.

Notes to Consolidated Financial Statements — Continued

4. MERGER AND INTEGRATION COSTS

During the first quarter of fiscal 2003, $0.1 million of merger and integration costs were incurred to pay severance and relocation expenses.

During the first quarter of fiscal 2002, the Company recorded expenses of $3.4 million for financial advisory services, legal, accounting and other non-capitalizable expenses directly related to merger and integration of the business following the Interland-Georgia acquisition.

5.  ACQUISITIONS

Effective August 1, 2002, the Company acquired iNNERHOST, Inc. for an aggregate purchase price of $17.6 million consisting of approximately $5.2 million in cash and 4,171,538 shares of Interland common stock. In addition, the purchase agreement stipulated that the purchase consideration could be subject to adjustment based on the following provisions:

•	An earn-out provision that specified that the realization of the full purchase price by the shareholders of iNNERHOST would be contingent upon the iNNERHOST revenues for the three-month period following the date of acquisition being at least 95% of the historical monthly revenues. iNNERHOST revenues for the subject three-month period were in fact in compliance with this requirement and thus no modification to the purchase price and related consideration was necessary.

•	A price protection provision that specified that a pro-rata payback of shares to Interland if the average closing price for the five business days preceding the effective date of the registration statement covering shares issued in this acquisition is greater than $3.70 but less than $5.00 per share by the amount of the closing price over $2.50 per share. The agreement also provides additional payment of shares to the iNNERHOST shareholders on a pro-rata basis if the average closing price of five business days preceding the effective date of the registration statement covering shares issued in this acquisition is less than $2.50 per share but greater than $1.00 per share by the amount of the closing price below $2.50 per share. Although the registration statement is not yet effective, based upon Interland’s current value additional shares of Interland common stock will have to be issued to the iNNERHOST shareholders.

The acquisition of iNNERHOST was accounted for in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the contingently issuable shares of the Company’s stock based on a future stock price will not affect the aggregate cost of the acquisition when the contingency is resolved.

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

INTERLAND, INC.

Notes to Consolidated Financial Statements — Continued

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

The Company adopted SFAS 141 and 142 effective September 1, 2001. Upon adoption of SFAS 142, the Company no longer amortizes goodwill.

In accordance with the requirements of SFAS 142, the Company tests for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. The Company performed its impairment test of goodwill as of May 31, 2002 and has determined that goodwill is not impaired. There were no changes in the carrying amount of goodwill from August 31, 2002.

The following table summarizes intangible assets by asset class and related accumulated amortization as required by SFAS 142:

	As of November 30, 2002		As of August 31, 2002

	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization

	(In thousands)
Amortizable intangible assets:
Core technology	$12,480	$3,323	$12,480	$2,683
Customer account acquisitions	26,872	7,613	25,424	5,298
Customer relationships	6,300	1,442	6,300	917
Trademarks	5,400	1,048	5,400	831
Other	13,998	1,343	13,998	623

Total	$65,050	$14,769	$63,602	$10,352

Aggregate amortization expense:
For the quarter ended November 30, 2002		$4,417

Estimated amortization expense:
For the year ended August 31, 2003		$15,172
For the year ended August 31, 2004		14,893
For the year ended August 31, 2005		8,276
For the year ended August 31, 2006		2,910
For the year ended August 31, 2007		700

Included in “Other” is $12.8 million related to the acquisition of iNNERHOST. Upon completion of the purchase price allocation for iNNERHOST, this balance will be allocated to the appropriate intangible asset categories and goodwill. Amortization expense for this balance has been estimated and recorded during fiscal 2002, however, the five year forecast excludes estimated iNNERHOST amortization expense.

INTERLAND, INC.

Notes to Consolidated Financial Statements — Continued

Core technology is amortized over a weighted average of five years, customer account acquisitions and customer relationships are amortized over a weighted average of three years and trademarks are amortized over a weighted average of seven years and all other intangible assets are amortized on a weighted average of three years. The weighted average amortization period for all intangible assets as a group is four years. None of the goodwill balance is deductible for tax purposes.

7. PURCHASE BUSINESS COMBINATION LIABILITIES

In connection with the acquisition of Interland-Georgia in fiscal 2001, the Company accrued certain liabilities representing estimated costs of exiting certain facilities, termination of bandwidth contracts and involuntary termination of employees of Interland-Georgia in accordance with EITF No, 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These amounts are included in “Accrued expenses” on the balance sheet and are not included in the restructuring reserves discussed in Note 3. The following table shows the changes in the accrual from August 31, 2002:

			Employee
	Lease		termination
	abandonments	Bandwidth	benefits	Total

	(In thousands)
Balance at August 31, 2002	$7,574	$—	$252	$7,826
Cash paid	(658)	—	(104)	(762)
Other adjustments	—	—	—	—

Balance at November 30, 2002	$6,916	$—	$148	$7,064

8. CONTINGENCIES

Interland is defending an employee class action lawsuit filed in the U.S. District Court for Idaho. In this case five individual plaintiffs claim they were employees of Micron Electronics Inc. (“MEI”) between 1999 and April 2001. The plaintiffs claim that they, and other similarly situated employees, did not receive overtime pay to which they were entitled under the Fair Labor Standards Act. Interland disputes these claims and believes the plaintiffs are not entitled to any material additional wages. The court conditionally certified a class of not more than eight hundred former employees and notices of the litigation are being sent to these persons to give them the opportunity to “opt in” to the litigation. The parties are continuing to conduct discovery. At this early stage of the litigation Interland is unable to estimate its total expenses, possible loss or range of loss that may ultimately be connected with the matter. This potential liability remains with Interland even though it sold the PC Systems business.

From time to time, the Company is made aware that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operation’s products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and has accrued a liability and charged discontinued operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report.

In accordance with SFAS No. 5 “Accounting for Contingencies” the Company believes it has adequately reserved for the contingencies arising from the above legal matters where an adverse outcome was deemed to probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on its results of operations, its financial condition or its cash flows.

INTERLAND, INC.

Notes to Consolidated Financial Statements — Continued

9. SUBSEQUENT EVENTS

On December 11, 2002, the Company entered into an agreement to acquire Trellix Corporation, a privately held developer of software-based Web site solutions. Founded in 1995, Trellix is a provider of private-label Web site publishing solutions, integrated business services, and low-cost hosting technology. Trellix offers a suite of site building tools and services that enable users to create professional Web sites. The aggregate purchase price was approximately $12.2 million consisting of $4.75 million in cash, three million shares of Interland stock (valued at the closing price on January 2, 2002), and six million warrants to purchase shares of Interland stock at a price of $5.00 per warrant. The fair value of the warrants at the date of acquisition was preliminarily estimated at $0.55 each using the Black-Scholes pricing model. The transaction closed on January 3, 2003.

On December 19, 2002, the Company entered into a merger agreement to acquire Hostcentric, Inc. for $25.8 million in cash and stock. Formed in 2000, Hostcentric is a privately held provider of a broad range of Web hosting services to small business and enterprise customers. In return for all outstanding shares of Hostcentric, Hostcentric shareholders will receive $3 million in cash and approximately 13.5 million shares of Interland stock. The number of shares to be issued was fixed as of the agreement’s execution date. The transaction, which requires the approval of a majority of Hostcentric’s shareholders, is expected to close by April 2003.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results Operations

Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding Interland’s expectations of the Company’s future liquidity needs, its expectations regarding its future operating results including its planned increase in its revenues levels and the actions the Company expects to take in order to maintain its existing customers and expand its operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to it as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include risks associated with our target markets and risks pertaining to our ability to successfully integrate the operations and personnel of the recent acquisitions, competition and other trend information. Factors that could cause actual results to differ materially include, but are not limited to risk pertaining to our target markets and risks associated with our ability to successfully integrate the operations and personnel of recent acquisitions, those identified in “Risk Factors” and in the Company’s other filings with the Securities and Exchange Commission. All quarterly references are to the Company’s fiscal periods ended November 30, 2002, August 31, 2002, or November 30, 2001 unless otherwise indicated. All annual references are also on a fiscal basis, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

OVERVIEW

Interland is a leading Web hosting company focused on small and medium businesses. Interland offers a broad range of business-class hosting products and services, including shared and dedicated hosting services, electronic commerce and other applications hosting services, and other Web hosting-related products and services. Prior to its transformation in fiscal 2001, the Company had provided a variety of computer products and related services through its PC Systems, computer manufacturing business, its SpecTek, its memory products business, and its Web hosting business segments. During fiscal 2001, the Company discontinued its PC Systems and SpecTek businesses. Following the disposition of these business segments, the Company’s ongoing operations became exclusively those of a Web hosting company.

The current Web hosting business was formed through the acquisition and integration of nine companies since 1999. On August 2, 1999, the Company acquired 100% of the outstanding stock of NetLimited, Inc. d.b.a. “HostPro”, a Web and applications hosting provider. On September 2, 1999, the Company acquired the property and equipment of Micron Internet Services, formerly a division of Micron Technology, a provider of dedicated, nationwide dial-up and broadband Internet access, virtual private network solutions and e-commerce services. On December 14, 1999, the Company acquired LightRealm, Inc., (“LightRealm”), a Kirkland, Washington-based Web and applications hosting and Internet access company serving small and medium sized businesses. On March 16, 2000, the Company acquired Worldwide Internet Publishing Corporation, (“Worldwide Internet”), a Boca-Raton, Florida based Web hosting company that also served small- and medium-sized businesses. On August 6, 2001, the Company acquired Interland, Inc. (“Interland-Georgia”), an Atlanta, Georgia-based provider of a broad range of Web hosting, applications hosting and other related Web-based business solutions specifically designed to meet the needs of small- and medium-sized businesses. In connection with the acquisition of Interland-Georgia, Micron Electronics, Inc., (“MEI”), changed its name to Interland, Inc. and its trading symbol to “INLD.”

In October 2001, January 2002 and May 2002, the Company acquired the small business-focused shared and dedicated Web hosting customer accounts of Interliant, Inc., (“Interliant”), AT&T Corp., (“AT&T”), and Burlee Networks LLC, (“Burlee”).

On February 8, 2002, the Company acquired CommuniTech.Net, Inc., (“CommuniTech.Net”), a Kansas City, Missouri based Web-hosting company. On May 3, 2002, the Company acquired Dialtone, Inc., (“Dialtone”), a Fort Lauderdale Florida-based leading dedicated web-hosting company.

As of August 1, 2002, the Company acquired iNNERHOST,Inc., (“iNNERHOST”), a Miami, Florida based web-hosting company serving small and medium businesses.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results Operations

On December 11, 2002, the Company entered into an agreement to acquire Trellix Corporation, a privately held developer of software-based Web site solutions. Founded in 1995, Trellix is a provider of private-label Web site publishing solutions, integrated business services, and low-cost hosting technology. Trellix offers a suite of site building tools and services that enable users to create professional Web sites. The aggregate purchase price is approximately $12.2 million consisting of $4.75 million in cash, three million shares of Interland stock, and six million warrants to purchase shares of Interland stock at a price of $5.00 per warrant. The fair value of the warrants at the date of acquisition was estimated using the Black-Scholes pricing model. The transaction closed on January 3, 2003.

On December 19, 2002, the Company entered into a merger agreement to acquire Hostcentric, Inc. for $25.8 million in cash and stock. Formed in 2000, Hostcentric is a privately held provider of a broad range of Web hosting services to small business and enterprise customers. In return for all outstanding shares of Hostcentric, Hostcentric shareholders will receive $3 million in cash and approximately 13.5 million shares of Interland stock. The transaction, which requires the approval of a majority of Hostcentric’s shareholders, is expected to close by April 2003.

Interland’s business is rapidly evolving as a result of the acquisitions detailed above. The Company also has a limited operating history as a web hosting company. The Company’s rapid annual hosting revenue growth has been the result of its acquisitions. The continued significant progress realized to date in the reduction of operating expenses as percentage of revenues is directly related to the continuing integration of those acquired companies. In this regard the Company has successfully exited redundant facilities and terminated contracts related to unused bandwidth. As a result, the Company does not believe its historical financial results are indicative of expected future results. Going forward the Company expects to reduce the pace of its acquisitions in favor of organic growth strategies. Furthermore, the Company expects to realize substantial cost efficiencies by capitalizing on several expense reduction opportunities resulting from the continuing integration of previously acquired companies.

DISCONTINUED OPERATIONS

PC Systems

In fiscal 2001, the Company discontinued the operations of its PC Systems business segment, which was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC, (“GTG PC”) an affiliate of the Gores Technology Group. Under the terms of the agreement, GTG PC received assets, which included $76.5 million in cash, and assumed specified liabilities of the PC Systems business. The Company retained all liabilities of the PC Systems business not assumed by GTG PC, including, for example, liabilities for taxes arising prior to the closing of the transaction, employee termination and related expenses and any contingent liabilities arising prior to the closing date.

Through May 31, 2003, or for the applicable statute of limitations with respect to taxes and government contracts, the Company is obligated to indemnify the purchaser and affiliated entities for any breaches of the representations and warranties contained in the agreement. In addition, the Company is obligated for an indefinite period of time to indemnify the purchaser and affiliated entities for any breaches in covenants. The agreement provides that the maximum aggregate liability of the Company for indemnification under the agreement is $10.0 million. To date the Company has not made any indemnification payments in regards to these matters.

During the first quarter of fiscal 2003 the Company recorded a $34,000 expense related to employee retention payments in connection with the disposal of the PC systems business. In fiscal 2002 the Company recognized an estimated additional loss on the disposal of the PC Systems of $6.0 million. Included in that loss was a $3.8 million charge in connection with the resolution of disputed obligations owed to the Company by GTG PC Holdings, LLC an affiliate of the Gores Technology Group. In fiscal 2001, the Company recognized an initial estimated loss on disposal of the PC Systems business of $212.2 million.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results Operations

SpecTek

In fiscal 2001, the Company discontinued the operations of its SpecTek business segment, which was accounted for as discontinued operations in accordance with APB No. 30. Pursuant to the Amended and Restated Component Recovery Agreement (as amended, the “Component Recovery Agreement”), dated effective September 2, 1999, Micron Technology, Inc. (“MTI”), exercised its rights to purchase the assets of the SpecTek business. On March 22, 2001, the Company entered into a Purchase Agreement (the “Purchase Agreement”) to sell all assets primarily used by SpecTek and certain land, buildings and intellectual property assets to MTI. Pursuant to the terms of the Purchase Agreement, the Company transferred the land, buildings and intellectual property to MTI on March 22, 2001 and received $18 million of cash in excess of the historical cost from MTI. This amount was recorded, net of tax, as an increase in additional paid in capital. The Company leased back a portion of the land and buildings from MTI and was also granted a license to use certain of the intellectual property. In addition, MTI agreed to pay the Company for the March 1, 2001 net book value of the assets used by SpecTek, less any outstanding intercompany payables. Net proceeds from the sale of the SpecTek assets under the Purchase Agreement were $39.6 million and was recorded as additional paid in capital.

RESULTS OF CONTINUING OPERATIONS

The Company’s consolidated financial information presents the net effect of discontinued operations separate from the results of the Company’s continuing operations. Historical financial information has been reclassified to consistently present the discontinued operations, and the discussion and analysis that follow generally focuses on continuing operations. The following table sets forth, for the periods indicated, certain data derived from the Company’s consolidated statements of operations as a percentage of revenues:

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results Operations

	For the quarter ended

	November 30,	November 30,
	2002	2001

Revenues	100.0%	100.0%
Cost of revenues	56.9%	59.1%

Gross margin	43.1%	40.9%

Operating expenses:
Sales, marketing and technical support	43.7%	55.1%
General and administrative	45.6%	54.7%
Goodwill amortization	0.0%	0.0%
Bad debt expense	7.5%	2.4%
Restructuring costs	-0.9%	0.0%
Merger and integration costs	0.3%	14.1%
Other expense (income), net	0.2%	-1.7%

Total operating expenses	96.5%	124.6%

Operating loss	-53.4%	-83.7%

(Loss) on investments, net	0.0%	0.0%
Interest income (expense), net	0.7%	1.0%

Loss from continuing operations before taxes	-52.7%	-82.7%

Income tax benefit	0.0%	0.0%

Net income (loss) from continuing operations	-52.7%	-82.7%

The loss from continuing operations for the first quarter of fiscal year 2003 was $14.4 million, or $(0.10) per share basic and diluted, on revenues of $27.3 million, compared to a loss in the first quarter of fiscal year 2002 of $19.8 million, or $(0.14) per share basic and diluted, on revenues of $23.9 million.

COMPARISON OF THE QUARTERS ENDED NOVEMBER 30, 2002 AND 2001.

Revenues

Total revenues increased 14.1% to $27.3 million during the first quarter of fiscal 2003 from $23.9 million in the first quarter of fiscal 2002. Hosting revenues increased 22.8% to $26.4 million during the first quarter of fiscal 2003 from $21.5 million during the first quarter of fiscal 2002. Hosting revenues are comprised of shared and dedicated hosting services and domain name registrations. The growth in hosting revenues for the first quarter of fiscal 2003 has been primarily driven by acquisitions. As noted, the Company expects to reduce the pace of acquisitions, although it has acquired Trellix and has announced an agreement to acquire Hostcentric, which the Company expects will add approximately $15.0 million in annual revenues.

Other revenues decreased 64.6% to $0.9 million during the first quarter of fiscal 2003 from $2.4 million in the first quarter of fiscal 2002. Other revenues are comprised of e-commerce and other applications hosting services, other Web hosting-related products and services, Internet connectivity fees and equipment sales to customers. The decrease is the result of the sale of consumer dial-up accounts in 2001 and 2002, and the Company’s strategy to move away from the sale of hardware due to the low margins and profitability of these products and services. The change is not expected to have a substantial adverse impact on future operating income.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results Operations

As of November 30, 2002, the Company had approximately 210,000 paid shared hosting customer accounts and managed more than 7,600 dedicated servers, many of which have multiple web sites, compared to approximately 187,000 paid shared hosting customer accounts and 2,500 dedicated servers at November 30, 2001. The significant increase in both shared hosting customer accounts and dedicated servers is primarily attributable to the Company’s acquisitions completed during fiscal 2002.

Cost of Revenues

Cost of revenues increased 9.9% to $15.5 million in the first quarter of fiscal 2003 from $14.1 million in the first quarter of fiscal 2002. During fiscal 2003, the increasing cost of revenues was primarily related to expenses associated with acquired facilities such as depreciation of data centers and telecommunications equipment, and Internet access costs. The Company’s cost of revenues as a percentage of revenues, though, decreased to 56.9% during the first quarter of fiscal 2003 from 59.1% in the first quarter of fiscal 2002.

Gross Margin

Gross Margin increased 20.1% to $11.8 million in the first quarter of fiscal 2003 from $9.8 million in the first quarter of fiscal 2002. The Company’s gross margin rate increased to 43.1% during the first quarter of fiscal 2003 from 40.9% in the first quarter of fiscal 2002. The Company anticipates that gross margins will increase as the Company continues the execution of its previously disclosed plans to complete the integration of acquisitions, the migration of customers to more standardized products that require much lower infrastructure support costs, the upgrading of internal systems, the divesting acquired data centers, and the consolidation of network operations.

Operating Expenses

Sales, Marketing and Technical Support

Sales, marketing and technical support expenses decreased 9.4% to $11.9 million during the first quarter of fiscal 2003 from $13.2 million in the first quarter of fiscal 2002. The decrease in sales and marketing expenses in the first quarter of 2003 from 2002 is primarily caused by reductions in personnel costs from $5.8 million to $5.0 million, advertising expenses from $3.1 million to $2.4 million, and servicing fees related to acquired accounts which decreased from $2.6 million to $0.2 million.

General and Administrative

General and administrative expenses decreased 4.9% to $12.4 million during the first quarter of fiscal 2003 from $13.1 million in the first quarter of fiscal 2002. Furthermore, general and administrative expenses as a percentage of revenues improved 9.2% to 45.6% during the first quarter of fiscal 2003 from 54.8% during the first quarter of fiscal 2002. The decrease in general and administrative expenses in the first quarter of fiscal 2003 as compared to fiscal 2002 from $6.4 million to $5.0 million was primarily due to lower salary and related benefits costs associated with personnel reductions. Additionally, reductions in communications, maintenance, and rent expenses combined amounted to $0.7 million during the first quarter of fiscal 2003, down from $1.7 million during the first quarter of fiscal 2002. Both the reduction in expense and the reduction in expense as a percentage of revenue are facilitated by the Company’s continued focus on the rapid scaling of its network infrastructure, and the continued emphasis on integrating recent acquisitions and the realization of related cost efficiencies.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results Operations

Bad Debt Expense

Bad debt expenses increased 252.2% to $2.0 million during the first quarter of fiscal 2003 as compared to the $0.6 million in the first quarter of fiscal 2002. The increase in bad debt expense during the three months ended November 30, 2002 versus the same period a year earlier was primarily a direct consequence of the acquisition of the customer accounts of Interland-Georgia, CommuniTech.Net, Dialtone Internet, Interliant, and AT&T. Following these transactions, the Company experienced short-term customer churn and “breakage” during the account integration and migration process. The combination of higher than expected customer churn and breakage and the integration of our billing and collection functions resulted in unusually high bad debt expense. In response to the higher bad debt expense, the Company increased its collection efforts to bring the past due accounts back down to a more normal level. Furthermore, the Company expects that its initiative to convert term contracts to monthly payment terms will lead to a reduction in bad debt expense going forward as monthly payment terms billed in advance inherently have less credit risks than extended payment terms.

Restructuring Costs

During the first quarter of fiscal 2003, the Company settled certain data connectivity contract obligations for amounts less than original estimates. In connection with the settlements, certain restructuring related accruals were reduced by $0.2 million, which resulted in a reversal of previously expensed restructuring charges.

Merger and Integration Costs

Merger and integration costs decreased 97.2% to $0.1 million for the first quarter of fiscal 2003 from $3.4 million for the same period in the prior year. During the first quarter of fiscal 2003, the Company incurred $0.1 million in merger and integration costs to pay remaining severance and relocation expenses. During the first quarter of 2002, the Company recorded expenses of $3.4 million for financial advisory services, legal, accounting, and other non-capitalizable expenses directly related to merger and integration of the business following the Interland-Georgia acquisition. Merger and integration costs are significantly reduced from the same period last year, which is consistent with the magnitude of integration activities undertaken in connection with the large number of acquisitions consummated in fiscal 2002. The Company expects to incur continued merger and integration costs during fiscal 2003 primarily related to severance and relocation costs for select personnel associated with the Innerhost, Trellix, and Hostcentric businesses, although such costs will be significantly lower than that experienced during fiscal 2002.

Other Expense (Income), net

Other expense (income), net decreased 112.6% to $0.1 million (expense) for the first quarter of fiscal 2003, from $(0.4) million (income) for the same period in the prior year. The net expense recorded during the first quarter of fiscal 2003 relates to costs associated with the operations of a foreign office. During the first quarter of fiscal 2002, the Company realized a gain on the sale of Internet access accounts.

Interest Income (Expense), net

Interest Income, net, decreased 19.9% to $ 0.2 million during the first quarter of fiscal 2003 from $0.3 million in the first quarter of fiscal 2002. Interest income, net consists of interest income earned on the Company’s invested cash and liquid investments of $1.3 million, less interest expense on debt (primarily capital leases) of $1.1 million. The reduction in interest income, net is primarily due to the lower levels of cash and liquid investments that were available for investment and lower interest rates during the first quarter of fiscal 2003 versus the same period in fiscal 2002.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results Operations

Income Tax Expense

No income tax benefit was recorded for the quarters ended November 30, 2002 and 2001. A valuation allowance has been established against the potential benefit and deferred tax assets under the guidelines of SFAS 109.

Earnings Before Depreciation and Amortization (EBDA)

The Company’s EBDA (loss from continuing operations, excluding depreciation and amortization) was a loss of $2.2 million for the first quarter of fiscal year 2003 as compared with a loss of $12.9 million for the same period of the prior year. The decrease in the EBDA loss was primarily due to the successful execution of the Company’s merger, integration and restructuring plans pertaining to the Company’s acquisitions of Interland-Georgia, CommuniTech.Net, Dialtone and iNNERHOST. Included in the Company’s fiscal 2003 first quarter net loss from continuing operations are $0.1 million of merger and integration charges compared to $3.4 million in the first quarter of fiscal 2002. EBDA is not an indicator of performance under generally accepted accounting principles and may not be comparable to similarly captioned information reported by other companies. In addition, it does not replace gross profit (loss), net income (loss), or operating income (loss) as indicators of our operating performance.

Reconciliation of net loss from continuing operations to EBDA loss is as follows:

	For the quarter ended

	November 30,	November 30,
	2002	2001

	(In thousands)
Net loss from continuing operations	$(14,380)	$(19,772)
Depreciation and amortization	12,180	6,855

EBDA loss	$(2,200)	$(12,917)

Liquidity and Capital Resources

As of November 30, 2002, the Company had $69.2 million in cash and cash equivalents as noted on the Company’s consolidated balance sheet and statement of cash flows. In addition, the Company had $35.8 million in short and long-term investments and $29.5 million in short- and long-term restricted investments representing a total liquidity position of $134.5 million. This represents a decrease of $13.4 million compared to August 31, 2002. Cash used during the first quarter of fiscal 2003 includes $5.0 million for operations, $1.9 million for capital expenditures, $4.9 million for repayments capital lease obligations, $0.6 million for business acquisitions, and $0.9 million for discontinued operations liabilities.

On July 20, 2001, the Company entered into a financing arrangement with US Bank National Association, a financial institution, under which the Company executed a $5.4 million credit agreement. At November 30, 2002 the outstanding balance on the facility was $5.4 million bearing an interest rate of prime less 100 basis points or 3.25%. The Company has pledged $6.7 million as collateral for this agreement. The credit agreement requires the Company to maintain a minimum liquidity of cash, cash equivalents, and investments of $75 million. As of November 30, 2002 the Company was in compliance with this requirement. Additionally, in July 2001, the Company entered into a financing arrangement with U.S. Bankcorp Oliver-Allen Technology Leasing for a sale and leaseback of up to $14.6 million for certain equipment, primarily computer hardware. In January 2002, the Company repurchased certain assets from U.S. Bankcorp Oliver-Allen Technology Leasing at a total cost of $2.9 million. In connection with the repurchase, approximately $3.3 million of cash and equivalents became unrestricted. As of November 30, 2002, the Company has pledged $10.0 million as collateral for this agreement. The restrictions prevent the Company from utilizing the related cash and cash equivalents; however, the amount of restricted cash and cash equivalents is reduced as the facility is paid off.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results Operations

During the third quarter ended May 31, 2002, the Company’s merchant bank reduced by $12.5 million the amount of restricted cash collateralizing the Company’s merchant banking activity with First Data Merchant Services to bring the total restricted collateral amount required under the merchant agreement down to $10.0 million. The collateral is in the form of a certificate of deposit with the merchant bank.

Prior to the acquisition of Dialtone Inc., (“Dialtone”), Dialtone had entered into a $2 million line of credit with a financial institution, which bears interest at a rate of prime plus 150 basis points. In connection with the acquisition of Dialtone, Interland acquired the line of credit and as of November 30, 2002, the balance was $0.0 bearing a weighted average interest rate of approximately 5.75%.

Prior to the acquisition of iNNERHOST, Inc., iNNERHOST executed a $1.3 million note to finance the construction of a data center. The note bears an interest rate of 10%. In connection with the acquisition of iNNERHOST the Company assumed this obligation, which had an outstanding balance of $0.9 million at November 30, 2002. Also prior to acquisition, iNNERHOST executed several term loans to finance equipment purchases. The Company has assumed these debts, which have an interest rate of 12% and an outstanding balance of $0.2 million at November 30, 2002.

The Company anticipates making capital expenditures of approximately $10.0 million during fiscal 2003, generally for server equipment and related software and other expenditures related to new customer growth. During the first quarter of fiscal 2003 the Company expended $1.9 million on capital equipment purchases. Included in the expected $10.0 million of fiscal 2003 capital expenditures is the Company’s plan to invest approximately $4.0 million in operational and administrative software systems and $6.0 million in data center equipment and improvements. The Company also expects to use approximately $2.4 million for legal expenses and remaining contractual obligations related to discontinued operations.

On December 11, 2002, the Company entered into an agreement to acquire Trellix Corporation, a privately held developer of software-based Web site solutions. The aggregate purchase price was approximately $12.2 million consisting of $4.75 million in cash, three million shares of Interland stock and six million warrants to purchase shares of Interland stock at a price of $5.00 per warrant. The transaction closed on January 3, 2003. The Company is expected to spend approximately $2.0 million of cash on the full integration of Trellix into Interland’s operations during the second and third quarters of fiscal 2003. In connection with the acquisition, the Company also expects to assume $0.2 million in capital lease obligations as well as a $2.5 million working capital deficit.

On December 19, 2002, the Company entered into a merger agreement to acquire Hostcentric, Inc., a privately held provider of a broad range of Web hosting services to small business and enterprise customers. The aggregate purchase price was approximately $25.8 million consisting of $3.0 million in cash and 13.5 million shares of Interland stock. The number of shares to be issued was fixed as of the agreement’s execution date. The transaction, which requires the approval of a majority of Hostcentric’s shareholders, is expected to close by April 2003. The Company estimates that on an annualized basis, Hostcentric will contribute approximately $4.0 million in positive cash flows from operations. Additionally, in connection with the acquisition, the Company expects to assume $2.3 million in debt and capital lease obligations, most of which will mature within one year after the acquisition. Assuming an April 2003 close, the Hostcentric acquisition is expected to contribute sufficient cash flows to compensate for the cash used to fully integrate the Trellix acquisition.

The Company implemented an integration program outlining all integration related expenditures expected to be incurred during fiscal 2003. These expenditures are estimated to total between $8 to $9 million during fiscal 2003 and are divided roughly equally between capital expenditures and operating expenses, are aimed at the company’s infrastructure, completing the integration of acquisitions, and the migration of consolidated customers to the blueHALO(TM) shared architecture, upgrading internal systems, divesting acquired data centers, and consolidating operations. The company also estimates incurring an additional $3 million in restructuring charges related to real estate leases and bandwidth contract terminations.

The Company believes it has adequate cash resources to fund operations and planned capital expenditures through the first quarter of fiscal 2004. The Company’s future success is dependent upon its ability to achieve positive cash flow prior to the depletion of cash resources and to raise funds, thereafter, if needed. Management, however, cannot provide assurance that the Company’s cash flows will be adequate to allow it to continue operations subsequent to fiscal 2003 although, the Company’s

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results Operations

current financial forecast does indicate that there will be sufficient cash balances on hand until the Company reaches positive cash flows from ongoing operations.

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets’ useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company adopted the requirements of this statement starting on September 1, 2002 and it did not have a material impact on its consolidated financial position, results of operations, or cash flows.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and Issue 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. This Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3 and establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, but the Company adopted this Statement beginning September 1, 2002.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results Operations

CERTAIN FACTORS

You should carefully consider the following factors and all other information contained in this Form 10-Q and the Company’s recently filed Form 10-K for the fiscal year ended August 31, 2002 before you make any investment decisions with respect to the Company’s securities. The risks and uncertainties described below are not the only risks the Company faces.

Interland has incurred operating losses since inception, and it expects to incur losses for at least the next two quarters. The Company has incurred net losses and losses from operations for all but one of each quarterly period from inception through the first quarter of fiscal 2003. Interland does not expect to generate sustainable positive cash flow from continuing operations until the fourth quarter of fiscal 2003. In some cases operating expenses will increase as a result of network infrastructure optimization efforts, scaling initiatives to accommodate additional customers, increasing sales and marketing efforts, and integrating recently acquired businesses. To the extent that increases in expenses are not offset by increases in revenues, the Company’s operating losses will increase.

Because Interland’s historical financial information is not representative of its future results, investors and analysts will have difficulty analyzing Interland’s future earnings potential. Since the Company has sold its non-hosting businesses, its historical financial information, contained in previous filings with the Securities and Exchange Commission, will not be representative of its future operating results. Furthermore, the Company’s financial results for fiscal 2002 reflect the impacts of three company acquisitions from the effective acquisition date forward.

Interland has a limited operating history and its business model is still evolving, which makes it difficult to evaluate its prospects. The Company’s limited operating history makes evaluating its business operations and prospects difficult. The Company’s range of service offerings has changed since its inception and its business model is still new and developing. Specifically, the Company business has changed from being primarily a seller of personal computers and related accessories to being exclusively a web hosting company. As a result, the revenues and income potential of the Company’s business, as well as the potential benefits of acquisitions and integrations will be difficult to evaluate from a historical perspective.

Interland’s quarterly operating results will fluctuate and its future revenues and profitability are not certain. The Company’s past operating results have been subject to fluctuations, on a quarterly and an annual basis. Interland may continue to experience significant fluctuations in quarterly and annual operating results due to a wide variety of factors. Because of these fluctuations, comparisons of operating results from period to period are not meaningful and should not be relied upon as an indicator of future performance. Factors that cause operating results to fluctuate include, but are not limited to:

•	Demand for and market acceptance of the Company’s services;

•	Introductions of new services or enhancements by Interland and its competitors;

•	Technical difficulties or system downtime affecting the Internet generally or the Company’s hosting operations specifically;

•	Customer retention;

•	Increased competition and consolidation within the Web hosting and applications hosting markets;

•	Changes in the Company’s pricing policies and the pricing policies of its competitors; and,

•	Gains or losses of key strategic relationships.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results Operations

The Company cannot provide assurances as to the extent to which it will be successful in achieving plans to increase the size of its customer base, the amount of services it offers or the amount of the increase in revenues it will experience during the next fiscal year, or beyond. In addition, relatively large portions of Interland’s expenses are fixed in the short-term, and therefore its results of operations are particularly sensitive to fluctuations in revenues. Also, if the Company were unable to continue using third-party products in its service offerings, its service development costs would increase significantly. The Company cannot predict the extent and nature of the impact of unanticipated global events, including terrorist acts or military actions, will have on its customers or business.

Interland’s stock price will be volatile which could cause your investment in the Company’s common stock to decrease significantly. The market price of the Company’s common stock has experienced a significant volatility during the last fiscal year. The price has been and is likely to continue to be highly volatile due to several factors, such as:

•	Company’s failure to experience the benefits of merger and acquisitions as quickly as anticipated, or at all in the way the financial analysts expected;

•	Variations in actual and anticipated operating results;

•	Variations in actual and anticipated operating results of customers or competitors;

•	The volatility of stock within the sectors within which the Company conducts business;

•	General decline in economic conditions; and,

•	Reductions in the volume of trading in the Company’s common stock.

During the 52 weeks ended January 7, 2003, the high and low closing price for Interland common stock on NASDAQ was $3.28 and $1.30, respectively.

Interland operates in a new and evolving market with uncertain prospects for growth and may not be able to sustain growth in it customer base. The market for web hosting and applications hosting services for small- and medium-sized businesses has only recently begun to develop and is evolving rapidly. Interland’s future growth, if any, will depend upon the willingness of small- and medium-sized businesses to outsource Web and applications hosting services, Interland’s ability to increase its average revenues per customer, and its ability to retain customers. For the three months ended November 30, 2002, Interland’s average monthly revenue per customer account was $26.23 for shared hosting services and $396.51 for dedicated hosting services, and its average monthly customer turnover was 2.64% for shared hosting services and 4.42% for dedicated hosting services. The corresponding average monthly revenue per customer for the three months ended November 30, 2001 was $29.43 for shared hosting services and $762.33 for dedicated hosting services, and the associated average monthly customer turnover rates were 3.40% for shared hosting services and 4.50% for dedicated hosting services. The market for Interland’s services may not develop further, consumers may not widely adopt its services and significant numbers of businesses or organizations may not use the Internet for commerce and communication. If this market fails to develop further or develops more slowly than expected, or if Interland’s services do not achieve broader market acceptance, Interland will not be able to grow its customer base. In addition, Interland must be able to differentiate its company from its competition through its service offerings and brand recognition. These activities may be more expensive than Interland anticipates, and Interland may not succeed in differentiating itself from its competitors, achieving market acceptance of its services or selling additional services to its existing customer base.

Because Interland’s target markets are volatile, the Company may face a loss of customers or a high level of non-collectible accounts. The Company intends to concentrate on serving small- and medium-sized businesses (“SMB”). The SMB market contains many businesses that may not be successful, and consequently present a substantially greater risk for non-collectible accounts receivable, and for non-renewal. Moreover, a significant portion of this target market is highly sensitive to price, and may be lost to a competitor with a lower pricing structure. Because few businesses in this target market employ trained technologists, they tend to generate a high number of customer service and technical support calls. The

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results Operations

expense of responding to these calls is considerable, and the expense is likely to increase in direct proportion to revenue, potentially limiting the scalability of the business. Additionally, if the customer becomes dissatisfied with the Company’s response to such calls, cancellation, non-payment, or non-renewal becomes more likely. Interland’s strategy for minimizing the negative aspects of its target market include:

•	Continued expenditure on sales and marketing to replace failing customers;

•	Capitalizing on planned efficiencies to become a profitable provider at the lowest sustainable price;

•	Automating customer care and technical support to reduce the cost per call, and to minimize the time spent by Company personnel; and,

•	Intensive training and supervision of customer care and technical support personnel to maximize customer satisfaction.

The Company can give no assurance, however, that any of these measures will be successful, and the Company’s failure to manage these risks could decrease revenues and profitability.

If the Company does not successfully integrate the operations and personnel of its recent acquisitions in a timely manner, business will be disrupted and operating results will be negatively affected. The Company’s acquisitions involve risks related to the integration and management of these companies’ operations and personnel. Integration is a complex, time consuming and expensive process and may disrupt the Company’s business if not completed in a timely and efficient manner. The Company must operate as a combined organization utilizing common information and telecommunications systems, operating procedures, financial controls and human resources practices in order to realize the planned efficiencies and economies of scale. The Company may encounter substantial difficulties, costs and delays involved in integrating the operations of all affiliated companies, including:

•	Potential incompatibility of business cultures;

•	Potential conflicts in marketing or other important relationships;

•	Potential operating inefficiencies and increased costs associated with having and integrating different information and telecommunications systems;

•	Potential decline in the level of customer service and customer satisfaction; and,

•	The loss of key personnel in the acquired businesses.

The benefits of the acquisitions of Interland-Georgia, CommuniTech.Net, Dialtone, iNNERHOST, Trellix, and Hostcentric may be less than expected and the costs associated with these acquisitions could be higher than expected, which could harm the Company’s financial results and cause a decline in the value of its common stock. The Company expects to realize cost reductions due to synergies created by recent acquisitions in areas such as integration and expansion of nationwide technical support capabilities over a larger customer base, integration of information and telecommunications systems, marketing the larger combined business, elimination of excess data center capacity and economies of scale for the combined company’s telecommunications costs.

Through December 31, 2002, as part of the integration with Interland-Georgia, the Company has:

•	Reduced 492 positions from its total personnel;

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results Operations

•	Reduced the number of facilities by four; and,

•	Incurred approximately $10.0 million of merger and integration costs

Although the Company expects that it will realize cost synergies, it cannot guarantee that it will realize these cost synergies or firmly state the amount of any specific cost synergies. The Company expects to incur costs associated with the consolidation and integration of the companies’ services and operations. If the total costs of consolidation and integration activities exceed estimates, or if the cost synergies are less than expected, the Company’s revenues and profitability would suffer. Any shortfall in anticipated operating results will cause the market price of the Company’s common stock to decline.

The Company has incurred significant charges relating to the intangible assets obtained as a result of its recent acquisitions of Interland-Georgia, CommuniTech.Net, Dialtone, and iNNERHOST which will delay projected achievement of profitability for the Web hosting business. The Company has accounted for all company acquisitions using the purchase method of accounting. The purchase price is allocated to assets acquired and liabilities assumed. The following acquisitions have been recorded:

• Interland-Georgia – Based upon the purchase price of $127.2 million, the Company recorded $17.5 million of intangible assets and $103.0 million of goodwill on its balance sheet, which resulted in amortization expense of the intangible assets of $0.8 million recorded in the first quarter fiscal 2003.

• CommuniTech.Net – Based on a purchase price of $11.0 million, the Company recorded $3.7 million of intangible assets and $6.9 million of goodwill on its balance sheet, which resulted in amortization expense of intangible assets of $0.3 million recorded in the first quarter of fiscal 2003.

• Dialtone – Based on a purchase price of $15.8 million, the Company has recorded $4.2 million of intangible assets and $10.1 million of goodwill on its balance sheet, which resulted in amortization expense of intangible assets of $0.3 million recorded in the first quarter of fiscal 2003.

• Innerhost – Based on the purchase price of $17.6 million, the Company has recorded $12.8 million of intangible assets, which resulted in amortization expense of intangible assets of $0.6 million recorded in the first quarter of fiscal 2003. The purchase price allocation for iNNERHOST is preliminary pending the completion of the related valuation analysis that will be completed in the second quarter of fiscal 2003. As such, there has not yet been an allocation of the purchase price to goodwill.

In accordance with the requirements of SFAS 142, the Company tests for goodwill impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. The Company performed its impairment test of goodwill as of May 31, 2002 and has determined that goodwill is not impaired.

If the Company acquires additional companies, customer accounts or technologies, it may record additional goodwill and intangible assets, and may face difficulties in integrating those acquisitions. As part of its strategy to grow the Web hosting business, the Company has made a number of acquisitions and investments, and it may continue to pursue acquisitions of businesses or assets that it believes are complementary to its business, although management expects the pace of such acquisitions to be less than that experienced to date. The Company will be required to record material goodwill and other intangible assets in the likely event the purchase price of the acquired businesses exceeds the fair value of the net assets acquired. In the past, this has resulted in significant amortization charges, and these charges may increase in future periods if the Company makes additional purchases. The acquired businesses may not achieve anticipated revenues and earnings. If the Company acquires another company, it will likely raise the same risks, uncertainties and disruptions as discussed above with respect to its recent acquisitions. For example, the Company may not be able to successfully assimilate the additional personnel, operations, acquired technology and customer accounts into its business. Furthermore, the Company may have to

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results Operations

incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to existing shareholders. As a result, there could be a material adverse effect on the Company’s future financial condition and results of operations.

Interland could incur liabilities in the future relating to its PC Systems business, which could cause additional operating losses. The Company could incur liabilities arising from the sale of the PC Systems business to GTG PC. According to the terms of the agreement with GTG PC, the Company agreed to retain liabilities relating to the operation of the PC systems business arising prior to the closing of the transaction, including liabilities for taxes, contingent liabilities and liabilities for accounts payable accrued prior to the closing. The Company also agreed to indemnify GTG PC and its affiliates for any breach of the Company’s representations and warranties contained in the agreement for a period of two years, or for the applicable statute of limitations for matters related to taxes. This indemnification obligation is capped at $10.0 million. Except for claims for fraud or injunctive relief, this indemnity is the exclusive remedy for any breach of the Company’s representations, warranties and covenants contained in the agreement with GTG PC. Although the Company has not yet been presented with any such claims, in the future it could be required to make payments to GTG PC and its affiliates in accordance with the agreement in which it sold the PC Systems business, and such payments could adversely affect its future results of operations.

Interland could incur additional losses related to its restructuring. The Company may incur additional losses if the Company underestimated the costs associated with its restructuring. In connection with the acquisition of Interland-Georgia in August 2001, the Company adopted a restructuring plan to close several offices and data centers, discontinue the use and development of software and eliminate other redundant assets. As a result, the Company recorded a restructuring charge of $110.3 million. The restructuring charge included $9.4 million related to the closure of offices and data centers, the write-off of $69.7 million of goodwill and intangible assets relating to prior acquisitions, $26.9 million for asset write-downs, $0.7 million related to personnel termination costs and $3.6 million related to other costs. The balance of the restructuring reserve at November 30, 2002 after payments and write downs was $8.1 million which reflects $458 thousand of payments against leasehold obligations and a $235 thousand adjustment pertaining to the settlement of a telecommunication bandwidth contract for less than has been previously anticipated. The Company accrued liabilities, which it believes are adequate to cover all of the costs associated with the restructuring; however, if the estimates are inadequate, the Company will have to record additional restructuring charges

Interland may be required to pay sales and use taxes related to its discontinued operations. During the third quarter of 1997, the Company began to collect and remit applicable sales or use taxes in nearly all states, although its mail order subsidiary briefly ceased collecting such taxes in several states, during portions of 1999 and 2000. The Company is a party to agreements with nearly all states, which generally limit its liability, if any, for non-remittance of sales and use taxes prior to such agreements’ effective dates. The Company has previously accrued a liability for the estimated settlement cost of issues related to sales and use taxes not covered by such agreements. Management believes the resolution of any matters relating to the non-remittance of sales or use taxes will not materially affect the Company’s business, financial position and results of operations. This potential liability will remain with Interland even though it sold the PC Systems business.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results Operations

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

Current and potential competitors in the market include Web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, large information technology firms that provide a wide array of information technology services and computer hardware suppliers. These competitors may operate in one or more of these areas and include companies such as XO Communications, Verio, and Affinity.

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

Impairment of Interland’s intellectual property rights could negatively affect its business or could allow competitors to minimize any advantage that Interland’s proprietary technology may give it. The Company currently has no patented technology that would preclude or inhibit competitors from entering the Web hosting market that it serves. While the Company has filed, and may file patent applications on particular aspects of its technology, it cannot be sure that it will receive any patents. While it is the Company’s practice to enter into agreements with all employees and with some of its customers and suppliers to prohibit or restrict the disclosure of proprietary information, the Company cannot be sure that these contractual arrangements or the other steps it takes to protect its proprietary rights will prove sufficient to prevent illegal use of its proprietary rights or to deter independent, third-party development of similar proprietary assets. The Company is currently, and may be in the future, involved in legal disputes relating to the validity or alleged infringement of its intellectual property rights. Intellectual property litigation is typically extremely costly and can be disruptive to business

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results Operations

operations by diverting the attention and energies of management and key technical personnel. In addition, adverse decisions will subject the Company to liabilities, require it to seek licenses from others, prevent it from using, licensing or selling certain of its products and services, or cause disruptions to its operations or the markets in which it competes, which could in turn decrease profitability. Periodically, the Company is made aware of claims, or potential claims, that technology it uses may infringe on intellectual property rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of certain asserted and unasserted claims for alleged infringement relating to its discontinued operations prior to the balance sheet date. Resolution of these claims could be costly and decrease profitability.

Interland could face unanticipated losses from litigation. Interland is defending an employee class action lawsuit filed in the U.S. District Court for Idaho. In this case five individual plaintiffs claim that when they were employees of Micron Electronics between 1999 and April 2001 they and other similarly situated employees did not receive overtime pay to which they were entitled under the Fair Labor Standards Act. Interland disputes these claims and believes the plaintiffs are not entitled to any material additional wages. The court conditionally certified a class of not more than eight hundred former employees and notices of the litigation are being sent to these persons to give them the opportunity to “opt in” to the litigation. The parties are continuing to conduct discovery. At this early stage of the litigation Interland is unable to estimate its total expenses, possible loss or range of loss that may ultimately be connected with the matter. This potential liability remains with Interland even though it sold the PC Systems business.

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

If Interland is unable to attract and retain key personnel, it may not be able to compete effectively in its market. The future success of Interland will depend, in part, on its ability to attract and retain key management, technical and sales and marketing personnel. The Company attempts to enhance its management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. The Company experiences strong competition for such personnel in the Web hosting industry. The Company’s inability to retain employees and attract and retain sufficient additional employees, and information technology, engineering and technical support resources could adversely affect its ability to remain competitive in its markets. The Company may face the loss of key personnel, which could limit the ability of the Company to develop and market its products and services.

If the Company is unable to obtain sufficient telecommunications network capacity at reasonable costs, it will not be able to provide services at prices acceptable to its customers, thereby reducing demand for its services. The success of Interland will depend in part upon the capacity, reliability and security of its network infrastructure, including the capacity leased from its telecommunications network suppliers. Interland’s network currently delivers service through AT&T, WorldCom, McLeod, Qwest, Genuity, Level 3, and Sprint. Some of these suppliers are also competitors. The Company’s operating results depend, in part, upon the pricing and availability of telecommunications network capacity from a limited number of providers. If capacity is not available as the Company’s customers’ usage increases, the Company’s network will not be able to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, the Company’s business would suffer if its network suppliers increased the prices for their services and it were unable to pass along any increased costs to its customers. Any failure on the part of the Company or the part of its third-party suppliers to achieve or maintain high data transmission capacity, reliability or performance will significantly reduce the Company’s ability to handle the expected increase of customer demand for its services, damage its business reputation and increase its costs.

Interland depends on its reseller sales channel to market and sell many of its services. Interland does not control its resellers, and if it fails to develop or maintain good relations with resellers, it may not achieve the growth in customers and revenues that it expects. An element of the strategy for the Company’s growth is to further develop the use of third parties that resell its services. Many of these resellers are Web development or Web consulting companies that also sell

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results Operations

Interland’s Web hosting services, but that generally do not have established customer bases to which they can market these services. The Company is not currently dependent on any one reseller to generate a significant level of business, but it has benefited from business generated by the reseller channel. Although Interland attempts to provide its resellers with incentives such as price discounts on its services that the resellers seek to resell at a profit, the failure of its services to be commercially accepted in some markets, whether as a result of a reseller’s performance or otherwise, could cause its current resellers to discontinue their relationships with the Company.

Changes in technology and industry standards may cause Interland’s products to be non-competitive or increase its product costs. In the Web and applications hosting industry, service providers must keep pace with evolving technologies in order to offer relevant, sophisticated services on a timely basis to meet rapidly changing customer demands. The future success of Interland will depend, in part, upon its ability to offer services that incorporate leading technologies, address the increasingly sophisticated and varied needs of its current and prospective Web and applications hosting customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The market for Web hosting services is characterized by rapidly changing and unproven technologies, evolving industry standards, changes in customer needs, emerging competition and frequent introductions of new services. To be successful, the Company must continually improve the performance, features and reliability of its services, including its proprietary technologies, and modify its business strategies accordingly. Interland could also incur substantial costs if it needs to modify its services or infrastructure in order to adapt to these changes. Technological advances may have the effect of encouraging some of the Company’s current or future customers to rely on in-house personnel and equipment to furnish the services that it currently provides. If the Company is unable to maintain the compatibility of its services with products offered by its vendors, it will lose or fail to attract customers.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results Operations

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results Operations

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company’s liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of November 30, 2002, approximately 78% of the Company’s liquid investments mature within three months and 22 % mature within one year. As of November 30, 2002, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values. Generally, the fair market value of fixed interest rate investment securities will increase as interest rates fall and decrease as interest rates rise. The Company does not use derivative financial instruments in its investment portfolio. The portfolio has been primarily comprised of commercial paper rated A1/P1, bank certificates rated AA or better, and corporate medium-term notes rated AA or better. At November 30, 2002, the Company’s investment portfolio included fixed rate securities with an estimated fair value of $79.5 million. The interest rate changes affect the fair market values but do not impact earnings or cash flows. The fair market value of long term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt at November 30, 2002 was $7.7 million.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s chief executive officer, chief financial officer, and chief accounting officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13(a) – 14(c), and 15(d), which became effective August 29, 2002) within the 90 days preceding the filing of this quarterly report, in connection with the preparation of its quarterly report on Form 10-Q for the three months ending November 30, 2002. Based on this review, the chief executive officer, chief financial officer, and chief accounting officer concluded that our disclosure controls and procedures require further improvement.

In addition, the Company’s chief executive officer, chief financial officer, chief accounting officer, and Audit Committee are aware of conditions that are considered to be “material weaknesses” in internal controls for the three months ended November 30, 2002 under standards established by the American Institute of Certified Public Accountants.

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

The Company has implemented certain mitigating procedures and corrective actions that address the cited weaknesses, but which do not eliminate them. These corrective actions included:

•	The hiring of three experienced and skilled financial managers in the areas of revenue/receivables assurance, financial reporting, and financial systems, and the authorization of the hiring of five additional accounting and two financial personnel;

•	Adopted systematic processes to calculate deferred revenue on a daily basis;

•	Ceased continued revenue recognition for customers who have past due receivable balances greater than ninety days old;

•	Implementing aggressive account clean up, collection, and write off procedures for receivable balances greater than one hundred twenty days old;

•	Establishing a formal period end close schedule with assignment of specific accountabilities; and,

•	Instituting formal quarterly “search for unrecorded liabilities” procedures at all subsidiaries.

Nonetheless, not all of the salutary procedures and actions deemed desirable by management have been able to be fully executed to date, and, thusly, the Company has instituted plans to continue improvement over the next three quarters. For example, the Company has purchased, but has not yet implemented, commercial billing software to replace the self-developed and acquired software and systems it currently employs, all of which require substantial manual intervention, and which have not been subject to the rigorous quality control and de-bugging associated with commercial programs. The Company expects to have the new billing system fully implemented and operational for all subsidiaries by the first quarter of fiscal 2004. Management has reporting procedures and processes designed to manage its business, and believes that these procedures and processes, together with its informal information gathering, have been sufficient to make available material information regarding the Company, which is known to its employees. Management has not fully instituted specific formal procedures to ensure that all facts that may require disclosure have been brought to its attention, and the weaknesses of systems may result in material information not being known to, i.e. not being brought to the actual conscious knowledge of,

ITEM 4.  CONTROLS AND PROCEDURES

the Company’s employees. Nonetheless, management believes that its current practices and procedures, albeit not as mature or as formal as management intends them to be in the future, are appropriate under the circumstances. Consequently, management has a good faith belief that there are no material inaccuracies or omissions in this Form 10-Q and any disclosures therein.

The following factors contributed to the disclosure and internal control conditions described above:

•	Rapid growth of the Company;

•	Eleven recent company and account acquisitions;

•	Significant rate of turnover of key personnel; and,

•	Legacy systems developed internally for much smaller enterprises.

The Company is taking the following additional actions to improve its disclosure and internal controls and procedures for future reporting procedures:

•	Implementing a new billing, accounts receivable, and collections system;

•	Hiring additional skilled, experienced, and qualified key financial personnel;

•	Implementing comprehensive monthly balance sheet account reconciliation procedures; and,

•	Instituting formal processes designed to ensure that relevant facts are brought to management’s attention so as to adhere to all disclosure requirements.

PART II  OTHER INFORMATION

ITEM 1  Legal Proceedings

Interland is defending an employee class action lawsuit filed in the U.S. District Court for Idaho. In this case five individual plaintiffs claim they were employees of Micron Electronics Inc. (“MEI”) between 1999 and April 2001. The plaintiffs claim that they, and other similarly situated employees, did not receive overtime pay to which they were entitled under the Fair Labor Standards Act. Interland disputes these claims and believes the plaintiffs are not entitled to any material additional wages. The court conditionally certified a class of not more than eight hundred former employees and notices of the litigation are being sent to these persons to give them the opportunity to “opt in” to the litigation. The parties are continuing to conduct discovery. At this early stage of the litigation Interland is unable to estimate its total expenses, possible loss or range of loss that may ultimately be connected with the matter. This potential liability remains with Interland even though it sold the PC Systems business.

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

In accordance with SFAS No. 5 “Accounting for Contingencies” the Company has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on its results of operations, its financial condition or its cash flows.

ITEM 6  Exhibits and Reports on Form 8-K

(A)	Exhibits:

Exhibit	Description

3.01	Unofficial Restated Articles of Incorporation of Registrant (as amended through April 24, 2002) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 5/31/02).

3.02	Unofficial Restated Bylaws of the Registrant (as amended through April 24, 2002) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 5/31/02).

(B)	Reports on Form 8-K.

     On September 24, 2002, the Company filed a Form 8-K to provide the pro forma and historical financial information required in connection with the merger with Interland-Georgia.

     On September 24, 2002, the Company filed a Form 8-K/A to amend its Form 8-K of August 6, 2001, to correct Item 7(b) to reflect that the pro forma financial information will be incorporated by reference.

PART II  OTHER INFORMATION

     On October 16, 2002, the Company filed a Form 8-K regarding its financial results for the fourth quarter and the appointment of a new Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interland, Inc. (Registrant)

Dated: January 13, 2003	/s / Allen L. Shulman

Allen L. Shulman Senior Vice President, Chief Financial Officer, and General Counsel (Principal Financial Officer)

CERTIFICATIONS

I, Joel J. Kocher, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Interland, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003	/s/ Joel J. Kocher

Joel J. Kocher Chairman of the Board, President and Chief Executive Officer

I, Allen L. Shulman, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Interland, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003	/s/ Allen L. Shulman

Allen L. Shulman Senior Vice President, Chief Financial Officer, and General Counsel