Form 10-Q
period 2003-02-28
INTERLAND INC /MN/
filed 2003-04-14
CIK 854460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The number of outstanding shares of the registrant’s Common Stock on March 31, 2003 was 144,745,765.

PART I. Financial Information
Item 1. Financial Statements

Interland, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	For the three months ended		For the six months ended

	February 28,	February 28,	February 28,	February 28,
	2003	2002	2003	2002

Revenues	$26,114	$25,245	$53,397	$49,165
Operating costs and expenses:
Network operating costs	9,830	8,815	19,170	18,532
Sales and marketing	5,033	7,717	9,872	16,551
Technical support	3,777	4,355	7,521	7,927
General and administrative	10,452	8,934	20,256	20,325
Bad debt expense	1,770	2,422	3,816	3,003
Depreciation and amortization	13,215	8,481	25,395	15,370
Restructuring costs	3,675	(318)	3,440	(318)
Merger and integration costs	433	3,726	527	7,089
Other expense (income), net	21	1,032	71	628

Total operating costs and expenses	48,206	45,164	90,068	89,107

Operating loss	(22,092)	(19,919)	(36,671)	(39,942)
Interest income (expense), net	(50)	68	151	319

Loss from continuing operations before taxes	(22,142)	(19,851)	(36,520)	(39,623)
Income tax benefit	—	—	—	—

Net loss from continuing operations	(22,142)	(19,851)	(36,520)	(39,623)

Loss on disposal of discontinued operations, net of tax	(281)	—	(315)	—

Net loss	$(22,423)	$(19,851)	$(36,835)	$(39,623)

Loss per share, basic and diluted:
Continuing operations	$(0.16)	$(0.14)	$(0.26)	$(0.29)
Discontinued operations	—	—	—	—

	$(0.16)	$(0.14)	$(0.26)	$(0.29)

Number of shares used in per share calculation:
Basic and diluted	141,958	137,307	140,988	137,541

The accompanying notes are an integral part of these consolidated financial statements

Interland, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of

	February 28,	August 31,
	2003	2002

	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$50,771	$62,693
Short term investments	33,608	43,388
Receivables, net	6,724	9,139
Income taxes recoverable	1,241	2,019
Other current assets	3,823	3,292
Restricted investments	299	6,894

Total current assets	96,466	127,425

Restricted investments	20,970	27,409
Property plant and equipment, net	48,126	59,058
Goodwill	137,365	120,011
Intangibles, net	43,113	53,250
Investments held to maturity	—	7,512
Other assets	508	613

Total assets	$346,548	$395,278

Liabilities and shareholders equity
Accounts payable	$4,968	$3,918
Accrued expenses	28,923	30,364
Current portion of long-term debt and capital lease obligations	11,386	19,157
Deferred revenue	14,069	19,629

Total current liabilities	59,346	73,068

Long-term debt and capital lease obligations	5,932	12,009
Deferred revenue, long-term	479	1,195
Other liabilities	11,078	11,276

Total liabilities	76,835	97,548

Shareholders’ equity
Common stock, $.01 par value, authorized 210 million shares, issued and outstanding 144.7 million and 141.3 million shares, respectively	1,448	1,413
Additional capital	301,618	296,949
Warrants	4,990	1,690
Deferred compensation	(1,414)	(2,228)
Note receivable from shareholder	(2,735)	(2,735)
Retained earnings / (accumulated deficit)	(34,194)	2,641

Total shareholders’ equity	269,713	297,730

Total liabilities and shareholders’ equity	$346,548	$395,278

     The accompanying notes are an integral part of these consolidated financial statements.

INTERLAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	February 28,	February 28,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,835)	$(39,623)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Loss from discontinued operations	315	—
Depreciation and amortization	25,395	15,370
Provision for doubtful accounts	3,816	3,003
Other non-cash adjustments	1,099	1,475
Changes in operating assets and liabilities net of effect of acquisitions:
Receivables, net	(1,538)	(9,201)
Income tax recoverable	778	18,585
Other current assets	(343)	(131)
Accounts payable, accrued expenses and deferred revenue	(8,237)	(5,891)

Cash used in operating activities of continuing operations	(15,550)	(16,413)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant, and equipment	(6,524)	(7,481)
Purchases of held-to-maturity investment securities	(24,308)	(29,300)
Proceeds from held-to-maturity investment securities	41,600	42,268
Net change in restricted investments	13,059	(19,161)
Acquisitions, net of cash acquired	(4,459)	(9,757)
Notes issued to related party	—	(2,735)

Cash provided by (used in) investing activities of continuing operations	19,368	(26,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt and capital lease obligations	(14,790)	(9,510)
Proceeds from issuance of common stock	433	119
Purchase and retirement of stock	—	(7,278)
Other	(17)	—

Cash used in financing activities of continuing operations	(14,374)	(16,669)

Net cash used in continuing operations	(10,556)	(59,248)
Net cash used in discontinued operations	(1,366)	(8,846)

Net decrease in cash and cash equivalents	(11,922)	(68,094)
Cash and cash equivalents at beginning of period	62,693	142,675

Cash and cash equivalents at end of period	$50,771	$74,581

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

History of operating losses — The Company’s Web hosting business has incurred net losses and losses from operations for each period from inception through the first six-months of fiscal 2003. The Company’s future success is dependent upon its ability to achieve positive cash flow prior to the depletion of cash resources and its ability to raise funds, if needed. Nonetheless, the Company’s current financial forecast supports management’s expectation that the Company will have adequate cash resources to fund operations throughout fiscal 2003.

2. SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information — The accompanying unaudited consolidated financial statements as of February 28, 2003 and for the three and six-month periods ended February 28, 2003 and 2002, have been prepared in accordance with generally accepted accounting principles for interim financial information. In management’s opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the three and six-month periods ended February 28, 2003 are not necessarily indicative of the results that may be expected for the full year.

Effective with the Company’s filing of Form 10-Q for the quarterly period ended February 28, 2003, the Company has revised the presentation of its consolidated statements of operations for all periods presented to conform to presentations used by others in the web-hosting industry. As the Company has migrated from a manufacturing entity to a web-hosting company, it believes its revised presentation reflects more appropriately its results of operation and allows for more comparability to its peers. The revised presentation removes the gross margin sub-total and instead classifies all operating expenses and costs in their respective line item. Additionally, depreciation and amortization expense, previously presented as components of network operating costs, general and administrative costs, sales and marketing costs and technical support costs is now presented separately. These reclassifications, none of which affect net loss, have been made to all periods presented to present the financial statements on a consistent basis.

Basis of Presentation — This report on Form 10-Q (“10-Q”) for the second quarter ended February 28, 2003 should be read in conjunction with the Company’s Annual Report on Form 10-K (“10-K”) for the fiscal year ended August 31, 2002. The financial statements include the accounts of Interland, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

INTERLAND, INC.
Notes to Consolidated Financial Statements - Continued

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

Basic and diluted loss per share — Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding when their effect is dilutive. Potential common shares result from the assumed exercise of outstanding stock options and warrants. Because the Company has reported a loss from continuing operations during the second quarter of fiscal 2003 and 2002, the effect of potential common shares is excluded from the calculation of per share amounts for those periods as their effect would be anti-dilutive.

In addition to net loss per share, the Company has also reported per share amounts on the separate income statement components required by Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

Comprehensive income — The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” This statement requires the disclosure of accumulated other comprehensive income or loss (excluding net income or loss) as a separate component of shareholders’ equity. For all periods presented, comprehensive income is the same as net income.

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

Recently issued accounting standards — In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and Issue 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. This Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3 and establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, but the Company adopted this Statement beginning September 1, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure - an Amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for financial statements with fiscal years ending after December 15, 2002, and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company will adopt the disclosure provisions of this Statement effective with its report on Form 10-Q for the third quarter ending May 31, 2003, in accordance with this Statement.

The FASB issued FIN No. 45 for all financial statements of interim or annual reports ending after December 15, 2002. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its

INTERLAND, INC.
Notes to Consolidated Financial Statements - Continued

obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The provisions of this interpretation have no material impact on the Company.

3. RESTRUCTURING COSTS

During the fourth quarter of 2001, the Company approved and implemented a restructuring program in connection with its acquisition of Interland-Georgia. This finalized restructuring plan, for which all payments are expected to be completed by December 31, 2003, provides for the consolidation of the Company’s operations and elimination of duplicative facilities obtained as a result of previous business acquisitions. In accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity,” the restructuring costs, excluding asset impairments, were recognized as liabilities at the time management committed to the plan. Management determined that these costs provided no future economic benefit, they were incremental to other costs incurred by the Company prior to the restructuring, or were contractual obligations that existed prior to the date the plan was approved and were either continued after the exit plan was completed with no economic benefit to the Company or were non-cancelable without a penalty; and they were incurred as a direct result of the plan to exit the identified activities. The asset impairments were accounted for in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. Accordingly, during 2001, the Company recorded a charge of approximately $110.3 million related to employee termination benefits, facility closure costs, asset disposals and other exit costs which the Company has recorded in operating expenses.

During the second quarter of 2003, the Company approved and initiated a program to exit certain facilities and consolidate those operations into other existing facilities. This restructuring plan is part of management’s continued plan to streamline the Company’s operations and to reduce the long-term operating costs. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” costs associated with these activities have been recognized and measured at their fair value in the period in which the liabilities are incurred. One-time termination benefits for employees required to render services until they are terminated in order to receive termination benefits are being recognized ratably over the future service period. The plan provides for the closure of three data center facilities, a reduction of those related workforces of approximately 150 employees, and the termination of bandwidth and data connectivity contracts in place at these facilities. Management expects to completely exit the facilities by May 31, 2003. The Company expects to incur $3.2 million in lease termination costs of which $1.3 million has been incurred through February 28, 2003; $1.6 million in bandwidth termination fees of which $1.6 million has been incurred through February 28, 2003; and $0.6 million in employee termination benefits of which $0.2 million has been incurred through February 28, 2003.

The following table shows a reconciliation of the beginning and ending liability balances from August 31, 2002 through February 28, 2003, related to all restructuring activities recorded by the Company under both of the restructuring programs described in the above two paragraphs. The current period costs recorded in accordance with SFAS 146 are classified in the following table as “Plan charges”, except for the $0.9 million charge to property, plant and equipment; this charge represents the write down of remaining book value of fixed assets originally written down to their estimated salvage value included in the restructuring charge recorded during the fourth quarter of 2001. These accrued restructuring charges are reflected in the consolidated balance sheet in “Accrued expenses”:

INTERLAND, INC.
Notes to Consolidated Financial Statements - Continued

		Property	Bandwidth	Employee
	Lease	plant and	Termination	termination
	abandonments	equipment	Costs	benefits	Total

			(In thousands)
Balance at August 31, 2002	$7,634	$—	$1,179	$—	$8,813
Plan Charges	$1,349	$871	$1,625	$271	4,116
Cash paid	(2,250)	—	(181)	(100)	(2,531)
Other adjustments	(216)	—	(460)	—	(676)
Non-cash write downs		(871)			(871)

Balance at February 28, 2003	$6,517	$—	$2,163	$171	$8,851

During the six-month period ended February 28, 2003, the Company settled certain data connectivity contracts obligations for amounts less than original estimates. In connection with the settlements, the bandwidth termination costs accrual was reduced by $0.5 million and is reflected in the above table in “Other adjustments.” In addition, one of the Company’s lease abandonment liabilities was reduced by $0.2 million in connection with the reduction of the Company’s obligation due to a sublease arrangement for the facility.

For the quarter and six-months ending February 28, 2002, the Company recorded $(0.3) million to “Restructuring costs”. In connection with the sale of the consumer dial-up accounts to SolutionPro, Inc., the Company assigned and transferred certain data connectivity contracts to SolutionPro, which released the Company from future termination penalties that had previously been accrued during the restructuring program. Accordingly, the Company reversed the accrual for these termination penalties.

4. MERGER AND INTEGRATION COSTS

During the quarter and six-month periods ended February 28, 2003, the Company recorded $0.4 million and $0.5 million of merger and integration costs for severance and relocation expenses.

During the quarter and six-month period ended February 28, 2002, the Company recorded $3.7 million and $7.1 million for financial advisory services, legal, accounting, relocation, employee stay bonuses and other non-capitalizable expenses directly related to merger and integration of the business following the Interland-Georgia acquisition.

5. ACQUISITIONS

Effective August 1, 2002, the Company acquired iNNERHOST, Inc. for an aggregate purchase price of $17.7 million consisting of approximately $5.2 million in cash and 4,171,538 shares of Interland common stock. In addition, the purchase agreement stipulated that the purchase consideration was subject to adjustment based on the following provisions:

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

INTERLAND, INC.
Notes to Consolidated Financial Statements - Continued

shareholders, and if the average closing price for the five-day period prior to the effective date of the registration statement is $1.00 or less, the number of additional shares to be issued will be 5,530,285, bringing the total number of shares issued for the acquisition to 9,701,823.

The acquisition of iNNERHOST was accounted for in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the contingently issuable shares of the Company’s stock based on a future stock price will not affect the aggregate cost of the acquisition when the contingency is resolved.

In connection with the acquisition, 0.5 million shares of stock and $0.3 million were placed into escrow for one year to satisfy unidentified claims that occurred prior to the acquisition date. To date, there has been no notice of claim of dispute under the escrow agreement. The results of iNNERHOST’s operations have been included in the consolidated financial statements since August 1, 2002, the effective date of acquisition. The aggregate purchase price was $17.7 million, including direct acquisition costs of $0.1 million.

During the second quarter ended February 28, 2003, the iNNERHOST purchase price allocation was completed and amounts were allocated to identifiable intangible assets and goodwill. The following table summarizes the purchase price allocation based on the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Fair Value

(In Thousands)
Current assets	$2,235
Property and equipment	6,995
Trade names and trademarks	200
Customer relationships	3,400
Other assets	512
Goodwill	9,286
Current liabilities	(4,301)
Long-term liabilities	(676)

Net assets acquired	$17,651

On January 3, 2003, the Company acquired Trellix Corporation, a privately held developer of software-based Web site solutions. Founded in 1995, Trellix is a provider of private-label Web site publishing solutions, integrated business services, and low-cost hosting technology. The primary reason for the acquisition is that Trellix offers a suite of site-building tools and services that enable users to create professional Web sites. Trellix’s product line offers an expansion of the existing Interland product line. Trellix financial results are included in Interland’s financial results beginning in January 2003. Initially, the estimated aggregate purchase price was approximately $12.2 million, however, based on Trellix’s financial position on the date of close and a contractual working capital adjustment contained in the merger agreement, the actual aggregate purchase price was approximately $11.6 million consisting of $3.2 million in cash, three million shares of Interland stock, and six million warrants to purchase shares of Interland stock at a price of $5.00 per warrant. The fair value of the warrants at the date of acquisition was $0.55 each using the Black-Scholes pricing model. The acquisition of Trellix accounted for the majority of the significant change in shareholder’s equity by increasing the balance of additional capital by $4.9 million and warrants by $3.3 million.

The following table summarizes the purchase price allocation based on the fair values of the assets acquired and liabilities assumed at the date of acquisition.

INTERLAND, INC.
Notes to Consolidated Financial Statements - Continued

Fair Value

(In Thousands)
Current assets	$700
Property and equipment	603
Trade names and trademarks	140
Technology	5,900
Goodwill	8,055
Current liabilities	(3,763)

Net assets acquired	$11,635

On December 19, 2002, the Company entered into a merger agreement to acquire Hostcentric, Inc. for $25.8 million in cash and stock. Formed in 2000, Hostcentric is a privately held provider of a broad range of Web hosting services to small business and enterprise customers. In return for all outstanding shares of Hostcentric, Hostcentric shareholders will receive $3 million in cash and approximately 13.5 million shares of Interland stock. The number of shares to be issued was fixed as of the agreement’s execution date. The transaction, which requires the approval of a majority of Hostcentric’s shareholders, is expected to close by June 2003.

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

The Company adopted SFAS 141 and 142 effective September 1, 2001. Upon adoption of SFAS 142, the Company no longer amortizes goodwill.

In accordance with the requirements of SFAS 142, the Company tests for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. The Company performed its impairment test of goodwill as of May 31, 2002 and determined that goodwill was not impaired. Given the significant decline in the Company’s stock price during the six-month period ended February 28, 2003, management examined the events and circumstances during the period to determine whether there has been a significant adverse change in the business climate making it more likely than not that an impairment occurred. Specifically, the Company carefully reviewed impairment triggering events as specified in SFAS 142 and concluded that it does not believe that a triggering event has occurred such that an interim goodwill impairment test was required at February 28, 2003. The Company will perform its annual impairment test of goodwill as of May 31, 2003. If the price of the Company’s stock stays at its current levels, the impairment test may result in a significant impairment loss equal to the carrying amount of goodwill in excess of its fair value.

As disclosed in the following table, the carrying amount of goodwill from August 31, 2002 through February 28, 2003 increased by $17.4 million, due to the acquisition of Trellix Corporation and completion of the purchase price allocation for iNNERHOST:

INTERLAND, INC.
Notes to Consolidated Financial Statements - Continued

Six months ended
February 28, 2003

Balance at the beginning of the year	120,011
Goodwill acquired	17,354
Impairment write-down	—
Other adjustment	—

Balance at the end of the first six months	137,365

The following table summarizes intangible assets by asset class and related accumulated amortization as required by SFAS 142:

	As of February 28, 2003		As of August 31, 2002

	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization

	(In thousands)
Amortizable intangible assets:
Core technology	$18,380	$4,160	$12,480	$2,683
Customer account acquisitions	26,715	9,893	25,424	5,298
Customer relationships	9,700	2,562	6,300	917
Trademarks	5,740	1,307	5,400	831
Other	1,162	662	13,998	623

Total	$61,697	$18,584	$63,602	$10,352

Aggregate amortization expense:
For the six months ended February 28, 2003		$8,232
Estimated amortization expense:
For the year ended August 31, 2003		$16,885
For the year ended August 31, 2004		17,124
For the year ended August 31, 2005		10,553
For the year ended August 31, 2006		4,376
For the year ended August 31, 2007		1,880

At August 31, 2002, included in “Other” was $12.8 million related to the acquisition of iNNERHOST. Upon completion of the purchase price allocation for iNNERHOST, this balance was allocated to the appropriate intangible asset categories and goodwill.

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

7. PURCHASE BUSINESS COMBINATION LIABILITIES

In connection with the acquisitions of Interland-Georgia in fiscal 2001, iNNERHOST in fiscal 2002, and Trellix Corporation in January 2003, the Company accrued certain liabilities representing estimated costs of exiting certain facilities, termination of bandwidth contracts and involuntary termination of employees in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These amounts are included in “Accrued expenses” on the

INTERLAND, INC.
Notes to Consolidated Financial Statements - Continued

balance sheet and are not included in the restructuring reserves discussed in Note 3. The following table shows the changes in the accrual from August 31, 2002:

		Employee
	Lease	termination
	abandonments	benefits	Total

		(In thousands)
Balance at August 31, 2002	$7,574	$252	$7,826
Liabilities accrued	—	675	675
Cash paid	(1,078)	(441)	(1,519)

Balance at February 28, 2003	$6,496	$486	$6,982

In accordance with EITF 95-3, the additional $0.7 million of liabilities accrued during the six-month period ended February 28, 2003 represent termination benefits for Trellix employees who are being involuntarily terminated and for former iNNERHOST founders who had contracts entitling them to termination benefits under contractual obligations that existed prior to the acquisition date.

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

In February of 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of Communitech, which was acquired by Interland in February 2002. The Company’s lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employee agreement, and also demands payment from Mr. Murphy under his delinquent $2.7 million promissory notes. These notes are collateralized by 2,735,275 shares of the Company’s common stock and the receivable balance is shown on the balance sheet as a reduction in equity. Interland is seeking an injunction against further violations of Mr. Murphy’s obligations, compensatory and punitive damages in an unspecified amount for the covenant violations, and immediate foreclosure on the shares securing the note. On March 31, 2003, the court heard oral argument on Interland’s motion for a preliminary injunction. A ruling is expected within the next [60] days.

In February 2003, Messrs. Heitman and Murphy filed a lawsuit against Interland, its CEO, Mr. Joel Kocher, and Interland’s subsidiary, Communitech.net, Inc., in Jackson County, Missouri claiming, among other things, that Interland acted unreasonably in failing to have the related S-3 registration statement declared effective by the SEC on a timely basis and claiming that Interland and/or Mr. Kocher made inaccurate disclosures in connection with Interland’s acquisition of Communitech. The complaint asks for compensatory and punitive damages in an unspecified amount. Interland believes that these claims are without merit and will not have a material adverse effect on Interland, and intends to vigorously defend the claims.

INTERLAND, INC.
Notes to Consolidated Financial Statements - Continued

On March 14, 2003 Halo Management, LLC, filed a suit against Interland in the U.S. District Court for the Northern District of California. The suit alleges that Interland’s use of “blueHALO” (U.S. Patent and Trademark Office Serial No. 78/135,621) to describe its proprietary web hosting architecture infringes the plaintiff’s registered trademark Halo (U.S. Patent and Trademark Office Serial No. 75/870,390; Registration No. 2,586,017). The suit requests an injunction against Interland’s use of its blueHALO mark and money damages. Interland believes the claims are without merit, will not have a material adverse effect on Interland, and plans to vigorously defend the matter.

From time to time, the Company is made aware that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operation’s products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and has accrued a liability and charged discontinued operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report. As of February 28, 2003, the Company had an aggregate amount of $0.6 million accrued for such matters.

In accordance with SFAS No. 5 “Accounting for Contingencies” the Company believes it has adequately reserved for the contingencies arising from the above legal matters where an adverse outcome was deemed probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the outcome of the aforementioned proceedings will have a materially adverse impact on its results of operations, its financial condition or its cash flows.

INTERLAND, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding Interland’s expectations of the Company’s future liquidity needs, its expectations regarding its future operating results including its planned increase in its revenue levels and the actions the Company expects to take in order to maintain its existing customers and expand its operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to it as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include risks associated with our target markets and risks pertaining to our ability to successfully integrate the operations and personnel of the recent acquisitions. Factors that could cause actual results to differ materially from expected results are identified in “Risk Factors” in the Company’s annual report on Form 10-K for the year ended August 31, 2002 and in the Company’s other filings with the Securities and Exchange Commission. All quarterly references are to the Company’s fiscal periods ended February 28, 2003, or February 28, 2002 unless otherwise indicated. All annual references are also on a fiscal August 31st year-end basis, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

OVERVIEW

Interland is a leading Web hosting company focused on small- and medium-sized businesses. Interland offers a broad range of business-class hosting products and services, including shared and dedicated hosting services, electronic commerce and other applications hosting services, and other Web hosting-related products and services. Prior to its transformation in fiscal 2001, the Company provided a variety of computer products and related services through its PC Systems, computer manufacturing business, SpecTek, its memory products business, and its Web hosting business segments. During fiscal 2001, the Company discontinued its PC Systems and SpecTek businesses. Following the disposition of these business segments, the Company’s ongoing operations became exclusively those of a Web hosting company that also provides Web site development solutions to small business.

The current Web hosting business was formed through twelve company or account acquisitions since 1999. On August 2, 1999, the Company acquired 100% of the outstanding stock of NetLimited, Inc. d.b.a. “HostPro”, a Web and applications hosting provider. On September 2, 1999, the Company acquired the property and equipment of Micron Internet Services, formerly a division of Micron Technology, a provider of dedicated, nationwide dial-up and broadband Internet access, virtual private network solutions and e-commerce services. On December 14, 1999, the Company acquired LightRealm, Inc., (“LightRealm”), a Kirkland, Washington-based Web and applications hosting and Internet access company serving small- and medium-sized businesses. On March 16, 2000, the Company acquired Worldwide Internet Publishing Corporation, (“Worldwide Internet”), a Boca Raton, Florida-based Web hosting company that also served small- and medium-sized businesses. On August 6, 2001, the Company acquired Interland, Inc. (“Interland-Georgia”), an Atlanta, Georgia-based provider of a broad range of Web hosting, applications hosting and other related Web-based business solutions specifically designed to meet the needs of small- and medium-sized businesses. In connection with the acquisition of Interland-Georgia, Micron Electronics, Inc., (“MEI”), changed its name to Interland, Inc. and its trading symbol to “INLD.”

In October 2001, January 2002 and May 2002, the Company acquired the small business-focused shared and dedicated Web hosting customer accounts of Interliant, Inc., (“Interliant”), AT&T Corp., (“AT&T”), and Burlee Networks LLC, (“Burlee”).

On February 8, 2002, the Company acquired CommuniTech.Net, Inc., (“CommuniTech.Net”), a Kansas City, Missouri-based Web hosting company. On May 3, 2002, the Company acquired Dialtone, Inc., (“Dialtone”), a Fort Lauderdale, Florida-based leading dedicated Web hosting company.

As of August 1, 2002, the Company acquired iNNERHOST, Inc., (“iNNERHOST”), a Miami, Florida-based Web hosting company serving small- and medium-sized businesses.

On January 3, 2003, the Company acquired Trellix Corporation (“Trellix”), a privately held developer of software-based Web site solutions. Founded in 1995, Trellix is a provider of private-label Web site publishing solutions, integrated business

INTERLAND, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

services, and low-cost hosting technology. Trellix offers a suite of site building tools and services that enable users to create professional Web sites.

On December 19, 2002, the Company entered into a merger agreement to acquire Hostcentric, Inc. for $25.8 million in cash and stock. Formed in 2000, Hostcentric is a privately held provider of a broad range of Web hosting services to small business and enterprise customers. In return for all outstanding shares of Hostcentric, Hostcentric shareholders will receive $3 million in cash and approximately 13.5 million shares of Interland stock. The transaction, which requires the approval of a majority of Hostcentric’s shareholders, is expected to close by June 2003.

Interland’s business is rapidly evolving as a result of the acquisitions detailed above. The Company also has a limited operating history as a Web hosting company. The Company’s rapid annual hosting revenue growth primarily has been the result of its acquisitions. In this regard the Company has successfully exited redundant facilities and reduced the associated work force, and terminated contracts related to unused bandwidth. As a result, the Company does not believe its historical financial results are indicative of expected future results. Going forward the Company expects to reduce the pace of its acquisitions in favor of organic growth strategies including execution of its mass-market initiative. Furthermore, the Company expects to realize substantial cost efficiencies by capitalizing on several expense reduction opportunities resulting from the continuing integration of previously acquired companies. Management expects that these efforts will result in more than $25.0 million of annualized operating cost savings effective with the fourth quarter of fiscal 2003.

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

Through May 31, 2003, or for the applicable statute of limitations with respect to taxes and government contracts, the Company is obligated to indemnify the purchaser and affiliated entities for any breaches of the representations and warranties contained in the agreement. In addition, the Company is obligated for an indefinite period of time to indemnify the purchaser and affiliated entities for any breaches in covenants. The agreement provides that the maximum aggregate liability of the Company for indemnification under the agreement is $10.0 million. To date the Company has not made any indemnification payments in regards to these matters. Furthermore, the Company believes that it is unlikely that any material claims will be made and therefore has not recorded any liability for this indemnification.

For the quarter and six-months ending February 28, 2003, the Company recorded expenses of $281,000 and $315,000 respectively for the write down of certain receivable balances to their net realizable value and legal settlements and related expenses in connection with the disposal of the PC systems business.

RESULTS OF CONTINUING OPERATIONS

The Company has revised the presentation of its consolidated statements of operations for all periods presented to conform to presentations used by others in the industry. The revised presentation removes the gross margin sub-total and instead classifies all operating expenses and costs in their respective line item. Additionally, depreciation and amortization have been removed as components of network operating costs, general and administrative costs, sales and marketing costs and technical support costs and are instead presented on a separate line item. These reclassifications, none of which affect net loss, have been made to all periods presented to present the financial statements on a consistent basis.

INTERLAND, INC.
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

	For the quarter ended		For the six months ended

	February 28,	February 28,	February 28,	February 28
	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Network operating costs	37.6%	34.9%	35.9%	37.7%
Sales and marketing	19.3%	30.6%	18.5%	33.7%
Technical support	14.5%	17.3%	14.1%	16.1%
General and administrative	40.0%	35.4%	37.9%	41.3%
Bad debt expense	6.8%	9.6%	7.1%	6.1%
Depreciation and amortization	50.6%	33.6%	47.6%	31.3%
Restructuring costs	14.1%	-1.3%	6.4%	-0.6%
Merger and integration costs	1.7%	14.8%	1.0%	14.4%
Other expense (income), net	0.1%	4.1%	0.1%	1.3%

Total operating costs and expenses	184.6%	178.9%	168.7%	181.2%

Operating loss	-84.6%	-78.9%	-68.7%	-81.2%
Interest income (expense), net	-0.2%	0.3%	0.3%	0.6%

Loss from continuing operations before taxes	-84.8%	-78.6%	-68.4%	-80.6%
Income tax benefit	0.0%	0.0%	0.0%	0.0%

Net loss from continuing operations	-84.8%	-78.6%	-68.4%	-80.6%

The loss from continuing operations increased $2.3 million, or 11.5% for the quarter ended February 28, 2003, and decreased $3.1 million, or 7.8%, respectively, for the six-months ended February 28, 2003 when compared to the same periods of the prior fiscal year. The loss per share, basic and diluted, increased $0.02 per share, or 14.3% for the quarter ended February 28, 2003, and decreased $0.03 per share, or 10.3%, respectively, for the six-months ended February 28, 2003 when compared to the same periods of the prior fiscal year.

COMPARISON OF THE QUARTERS ENDED FEBRUARY 28, 2003 AND 2002

Revenues

	For the quarter Ended		For the six months ended

	February 28,	February 28,	February 28,	February 28,
	2003	2002	2003	2002

Hosting Revenue	$25,345	$24,187	$52,169	$46,852
Other Revenue	769	1,058	1,228	2,313

Total Revenue	$26,114	$25,245	$53,397	$49,165

Total revenues increased $0.9 million, or 3.4%, and $4.2 million, or 8.6%, respectively, for the quarter and for the six-months ended February 28, 2003 when compared to the same periods of the prior fiscal year. Hosting revenues increased 4.8% to $25.3 million and 11.3% to $52.2 million, respectively, for the quarter and for the six-months ended February 28, 2003 when compared to the same periods of the prior fiscal year. Hosting revenues are comprised of shared and dedicated hosting services and domain name registrations. The growth in hosting revenues attributable to acquisitions has been partially offset by a degradation of the legacy Interland-Georgia and HostPro customer base related to the implementation of stricter credit policies and the writing off / deprovisioning of delinquent accounts. As noted, the Company expects to reduce the pace of

INTERLAND, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

acquisitions, although it has acquired Trellix and has announced an agreement to acquire Hostcentric, which the Company expects will provide additional revenue.

The Company has begun to focus on organic growth and is realizing the emergence of new customers as a result of new pricing strategies and the launching of its blueHalo product line. In the fourth quarter, the Company will initiate its mass-market strategy utilizing Trellix’s web-based business solutions.

Other revenues decreased $0.3 million, or 27.3%, and $1.1 million, or 46.9%, respectively, for the quarter and for the six-months ended February 28, 2003 when compared to the same periods of the prior fiscal year. Other revenues are primarily comprised of consulting, co-location, and web-based business solution services. The decrease is the result of the sale of consumer dial-up accounts in 2002, and the Company’s strategy to move away from the sale of hardware due to the low margins and profitability of these products and services. The change is not expected to have a substantial adverse impact on future operating income. Trellix revenue, which consists of the provision of Web based business solutions, is included in other revenue and contributed $0.4 million in revenue in the quarter ending February 28, 2003.

As of February 28, 2003, the Company had approximately 181,000 paid shared hosting customer accounts and managed approximately 7,000 dedicated servers, many of which host multiple web sites, compared to approximately 225,000 paid shared hosting customer accounts and approximately 4,400 dedicated servers at February 28, 2002. The decrease in shared hosting customer accounts is primarily due to the deactivation of non-paying accounts during the last two quarters. The significant increase in dedicated servers, net of dedicated account churn, is primarily attributable to the Company’s acquisitions completed during fiscal 2002.

Operating Costs and Expenses

Network Operating Costs

Network operating expenses increased 11.5% to $9.8 million and 3.4% to $19.2 million, respectively, for the quarter and for the six-months ended February 28, 2003 from $8.8 million and $18.5 million in the same periods of the prior year. As a percentage of revenues, the Company’s network operating expenses were 37.6% and 35.9%, respectively, for the quarter and for the six-months ended February 28, 2003 as compared to 34.9% and 37.7% in the same periods of the prior fiscal year. The increase in network operating expense in the second quarter was primarily related to the buyout of a connectivity bandwidth contract for the Company’s Atlanta data center. The underlying unit costs for this contract were much greater than prevailing market rates. The conversion to a lower cost provider will significantly lower future operating costs. As a result of completing the company’s restructuring, integration, and transition plans with an in-year cost of approximately $18.0 million, management expects to realize more than $25.0 million of annualized operating cost savings effective with the fourth quarter of fiscal 2003.

Sales and Marketing

Sales and marketing expenses decreased 34.8% to $5.0 million and 40.4% to $9.9 million, respectively, for the quarter and for the six-months ended February 28, 2003 from $7.7 million and $16.6 million in the same periods of the prior year. The Company’s sales and marketing expenses as a percentage of revenues was 19.3% and 18.5%, respectively, for the quarter and for the six-months ended February 28, 2003 as compared to 30.6% and 33.7% in the same periods of the prior fiscal year. The decrease in sales and marketing expenses in the second quarter and six-month period from the same period of the prior fiscal year was primarily attributable to a decrease of $0.5 million and $1.2 million, respectively, in personnel costs due to integration and consolidation initiatives related to headcount reductions, and a decrease of $1.8 million and $2.5 million, respectively, in marketing and advertising costs resulting from a greater emphasis on web-based versus direct mail programs.

Technical Support

Technical support expenses decreased 13.3% to $3.8 million and 5.1% to $7.5 million, respectively, for the quarter and for the six-months ended February 28, 2003 from $4.4 million and $7.9 million in the same periods of the prior year. The Company’s technical support expenses as a percentage of revenues was 14.5% and 14.1%, respectively, for the quarter and for the six-months ended February 28, 2003 compared to 17.3% and 16.1% in the same periods of the prior fiscal year. The

INTERLAND, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

decrease in technical support expenses in the second quarter from the same quarter of the prior fiscal year was attributable to a $0.6 million reduction in contract labor and service costs facilitated by the execution of workforce management and process efficiencies.

General and Administrative

General and administrative expenses increased 17.0% to $10.5 million and decreased 0.3% to $20.3 million, respectively, for the quarter and for the six-months ended February 28, 2003 from $8.9 million and $20.3 million in the same periods of the prior year. As a percentage of revenues the Company’s general and administrative expenses was 40.0% and 37.9%, respectively, for the quarter and for the six-months ended February 28, 2003 as compared to 35.4% and 41.3% in the same periods of the prior fiscal year. The primary factors causing the increase in general and administrative expenses in the second quarter were a $0.8 million increase in personnel costs caused by the addition of staff to address critical skill resource deficiencies, a $0.5 million increase in professional fees associated with infrastructure and process reengineering, and a $0.4 million increase in legal expenses related to recent acquisitions and SEC filings.

Bad Debt Expense

Bad debt expense decreased 26.9% to $1.8 million and increased 27.0% to $3.8 million, respectively, for the quarter and for the six-months ended February 28, 2003 from $2.4 million and $3.0 million in the same periods of the prior year. The decrease in bad debt expense for the second quarter of fiscal 2003 versus the same quarter of fiscal 2002 is essentially due to the write off and deactivation of non-paying accounts that occurred during the last two quarters. The increase in bad debt expense during the six-month period of fiscal 2003 as compared to the same period of fiscal 2002 was a direct consequence of the acquisition of the customer accounts of Interland-Georgia, CommuniTech.Net, Dialtone Internet, Interliant, and AT&T. Following these transactions, the Company experienced short-term customer churn and “breakage” during the account integration and migration process. The combination of higher than expected customer churn and breakage and the integration of our billing and collection functions resulted in unusually high bad debt expense. In response to the higher bad debt expense, the Company increased its collection efforts to bring the past due accounts back down to a more normal level and instituted a more stringent credit policy, suspending service to customers with balances over 30 days due. The new credit policy and the clean up of acquired accounts are the primary reasons for the year-to-date increase in bad debt expense.

Depreciation and Amortization

Depreciation and amortization expenses increased 55.8% to $13.2 million and 65.2% to $25.4 million, respectively, for the quarter and for the six-months ended February 28, 2003 from $8.5 million and $15.4 million in the same periods of the prior year. The Company’s depreciation and amortization expenses as a percentage of revenues was 50.6% and 47.6%, respectively, for the quarter and for the six-months ended February 28, 2003 as compared to 33.6% and 31.3% in the same periods of the prior fiscal year. The increase in depreciation and amortization expense is due to $1.2 million of accelerated depreciation relating to the closure of the Los Angeles data center, $3.0 million associated with acquisitions, and $0.5 million related to fixed asset additions for ongoing operations.

Restructuring Costs

Restructuring costs increased to $3.7 million and to $3.4 million, respectively, for the quarter and for the six-months ended February 28, 2003 from $(0.3) million and $(0.3) million in the same periods of the prior year. During the quarter the Company’s restructuring costs were associated with the closure and consolidation of data centers and were comprised of $1.6 million for termination of bandwidth connectivity contracts, $1.3 million for lease termination charges, $0.9 million for fixed asset write downs, and $0.3 million for employee severance payments. During the second quarter of fiscal 2002 the Company reversed $0.3 million of previously accrued restructuring charges associated with a bandwidth connectivity contract termination for which the contract was ultimately assigned to SolutionPro, Inc.

Merger and Integration Costs

Merger and integration costs decreased 88.4% to $0.4 million and 92.6% to $0.5 million, respectively, for the quarter and for the six-months ended February 28, 2003 from $3.7 million and $7.1 million in the same periods of the prior year. During the

INTERLAND, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

second quarter of 2003, the Company incurred $0.4 in merger and integration costs to settle severance obligations to former employees and to pay relocation expenses to retained employees. Merger and integration costs are significantly reduced from the same periods last year, which is consistent with the magnitude of integration activities undertaken in connection with the Interland-Georgia acquisition and other acquisitions consummated in fiscal 2002. The Company expects to incur continued merger and integration costs during fiscal 2003 primarily related to severance and relocation costs for select personnel associated with the Innerhost and Trellix businesses, although such costs will be significantly lower than that experienced during fiscal 2002.

Interest Income (Expense), net

Interest income (expense), net, decreased 173.5% to $(0.1) million and 52.7% to $0.2 million, respectively, for the quarter and for the six-months ended February 28, 2003 from $0.1 million and $0.3 million in the same periods of the prior year. Interest income, net consists of interest income earned on the Company’s combined cash and cash equivalents, short-term investments, and restricted investments of $105.7 million, less interest expense on debt (primarily capital leases) of $17.3 million. The reduction in interest income, net is primarily due to the lower levels of cash and liquid investments that were available for investment and lower interest rates during the second quarter of fiscal 2003 versus the same period in fiscal 2002. Interest expense exceeded interest income for the quarter ended February 28, 2003 due to interest expense incurred in the early payoff of an outstanding line of credit.

Income Tax Expense

No income tax benefit was recorded for the quarter and for the six-months ended February 28, 2003 and 2002. A valuation allowance has been established against the potential benefit and deferred tax assets under the guidelines of SFAS 109.

Net Cash Used in Operating Activities and Earnings from Continuing Operations Before Interest, Taxes, Depreciation
and Amortization (EBITDA)

EBITDA is defined as net income less (i) provision for income taxes, (ii) interest income or expense, and (iii) depreciation and amortization. EBITDA is not an indicator of financial performance under generally accepted accounting principals and may not be comparable to similarly captioned information reported by other companies. In addition, it does not replace net income (loss), operating income (loss), or cash flow from continuing operations as indicators of operating performance. The effect of taxes and interest on Interland’s net loss is not significant, but depreciation and amortization, primarily as a result of acquisitions, is significant. The Company believes that measuring the performance of the business without regard to non-cash depreciation and amortization can make trends in operating efficiencies more readily apparent.

For the second quarter ending February 28, 2003, the Company’s EBITDA improved $2.6 million or 22.4% to a loss of $8.9 million as compared to a loss of $11.4 million for the second quarter of fiscal 2002. The improvement in EBITDA is primarily the result of reduced merger and integration expenses ($3.3 million) and sales and marketing expenses ($2.7 million) and increased revenues ($0.9 million), partially offset by an increase in restructuring costs ($4.0 million) in conjunction with higher non-cash expenses. For the six-months ending February 28, 2003, the Company’s EBITDA improved $13.3 million or 54.1% to a loss of $11.3 million as compared to a loss of $24.6 million for the six-months ended February 28, 2002. The improvement in EBITDA is attributable to reduced sales and marketing costs ($6.7 million), reduced merger and integration costs ($6.6 million), and increased revenues ($4.2 million), partially offset by an increase in restructuring costs ($3.8 million), in conjunction with higher non-cash expenses.

Reconciliation of EBITDA from continuing operations to net cash used in operating activities of continuing operations (the most directly comparable financial measure presented in accordance with generally accepted accounting principles) is as follows:

INTERLAND, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Quarter Ended		Six Months Ended

	February 28,	February 28,	February 28,	February 28,
	2003	2002	2003	2002

Net loss	$(22,423)	$(19,851)	$(36,835)	$(39,623)

Depreciation and amortization	13,215	8,481	25,395	15,370
Interest expense (income)	50	(68)	(151)	(319)
Income tax benefit	—	—	—	—
Discontinued operations	281	—	315	—

EBITDA from continuing operations	$(8,877)	$(11,438)	$(11,276)	$(24,572)

Interest (expense) / income	(50)	68	151	319
Provision for bad debts	1,770	2,422	3,816	3,003
Other non-cash adjustments	859	1,563	1,099	1,475
Changes in assets and liabilities:
Income tax recoverable	778	18,585	778	18,585
Receivables, net	1,152	(2,683)	(1,538)	(9,201)
Other current assets	(682)	86	(343)	(131)
Accounts payable, accrued expenses, and deferred revenue	(5,475)	(2,337)	(8,237)	(5,891)

Net cash used in operating activities	$(10,525)	$6,266	$(15,550)	$(16,413)

Liquidity and Capital Resources

As of February 28, 2003, the Company had $50.8 million in cash and cash equivalents as noted on the Company’s consolidated balance sheet and statement of cash flows. In addition, the Company had $33.6 million in short and long-term investments and $21.3 million in short and long-term restricted investments representing a total of $105.7 million of restricted and unrestricted cash and investments. This represents a decrease of $42.2 million compared to August 31, 2002.

On a comparative basis cash used in operating activities of continuing operations decreased $0.9 million or 5.3% to $15.5 million for the six-months ended February 28, 2003 versus the $16.4 million of cash used in operating activities for the same period in the last fiscal year. The reduction in cash utilization is attributable to the combination of higher revenues in conjunction with improved collection on outstanding receivables thereby improving the Company’s days sales outstanding in receivables. Cash provided by investing activities increased $45.5 million or 174.0% to $19.4 million for the six-months ended February 28, 2003 versus the $26.2 million of cash used in investing activities for the same period in the last fiscal year. The increase in cash generated from investing activities is directly related to changes in the Company’s restricted cash requirements. Specifically during the first half of fiscal 2002 the terms of the Company’s merchant banking agreements necessitated significant increases in restricted cash collateralization requirements to compensate for the volume of credit card chargebacks and the balance of deferred revenue. In contrast during the first half of the current fiscal year the Company has been able to decrease its restricted cash requirements primarily as a result of reduced credit card chargebacks, reduced deferred revenue balances, amortization of existing capital equipment leases, and the pay off of a line of credit. Cash used in financing activities decreased $2.3 million or 13.8% to $14.4 million for the six-month period ended February 28, 2003 versus the $16.7 million of cash used in financing activities for the same period of last fiscal year. The decrease in cash used in financing activities is due to the fact there were no re-purchases of Company stock during the last two quarters whereas $7.3 million was used for this purpose during the first half of fiscal 2002. Partially offsetting this variation is $5.3 million that was used to payoff a line of credit during the quarter ended February 28, 2003. Cash used for discontinued operations decreased $7.5 million or 84.6% to $1.4 million for the six-months ended February 28, 2003 versus the $8.8 million of cash used to fund discontinued operations during the same period of the last fiscal year. The primary reason for the decrease in cash used in discontinued operations is the winding down of the computer products and services businesses.

On July 20, 2001, the Company entered into a financing arrangement with US Bank under which the Company executed a $5.4 million credit agreement. This agreement had a stated interest rate of prime less 100 basis points or 3.25%. During the quarter ended February 28, 2003, this credit agreement was paid in full. The payoff of this loan released $6.7 million of collateralized cash that was pledged under this agreement. Additionally, in July 2001, the Company entered into a financing arrangement with U.S. Bancorp Oliver-Allen Technology Leasing for a sale and leaseback of up to $14.6 million for certain equipment, primarily computer hardware. In January 2002, the Company repurchased certain of the leased assets from U.S. Bancorp Oliver-Allen Technology Leasing at a total cost of $2.9 million. In connection with the repurchase, approximately $3.3 million of cash and equivalents became unrestricted. As of February 28, 2003, the Company has pledged $9.1 million as

INTERLAND, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

collateral for this agreement. The restrictions prevent the Company from utilizing the related cash and cash equivalents; however, the amount of restricted cash and cash equivalents is reduced as the facility is paid off.

Prior to the acquisition of iNNERHOST, Inc., iNNERHOST executed a $1.3 million note to finance the construction of a data center. The note bears an interest rate of 10.0%. In connection with the acquisition of iNNERHOST the Company assumed this obligation, which had an outstanding balance of $0.8 million at February 28, 2003. Also prior to acquisition, iNNERHOST executed several term loans to finance equipment purchases. The Company has assumed these debts, which have an interest rate of 12.0% and an outstanding balance of $0.1 million at February 28, 2003.

The Company anticipates making capital expenditures of approximately $16.5 million during fiscal 2003, generally for server equipment and related software, integration and restructuring activities, and other expenditures related to new customer growth. During the first six-months of fiscal 2003 the Company expended $6.5 million on capital equipment purchases.

The Company also expects to use approximately $1.1 million for legal expenses and remaining contractual obligations related to discontinued operations.

On January 3, 2003, the Company acquired Trellix Corporation, a privately held developer of software-based Web site solutions. The Company is expected to spend approximately $1.5 million for the full integration of Trellix and for the related mass-market deployment during the third quarter of fiscal 2003. In connection with the acquisition, the Company also assumed $0.2 million in capital lease obligations as well as a $2.5 million working capital deficit.

On December 19, 2002, the Company entered into a merger agreement to acquire Hostcentric, Inc., a privately held provider of a broad range of Web hosting services to small business and enterprise customers. The aggregate purchase price was approximately $25.8 million consisting of $3.0 million in cash and 13.5 million shares of Interland stock. The number of shares to be issued was fixed as of the agreement’s execution date. The transaction, which requires the approval of a majority of Hostcentric’s shareholders, is expected to close by June 2003. The Company estimates that on an annualized basis, Hostcentric will contribute approximately $4.0 million in positive cash flows from operations. Additionally, in connection with the acquisition, the Company expects to assume $1.9 million in debt and capital lease obligations, most of which will mature within one year after the acquisition.

The Company implemented an integration program outlining all integration related expenditures expected to be incurred during fiscal 2003. These expenditures, estimated to total approximately $19.0 million during fiscal 2003 ($7.0 million for capital expenditures and $12.0 million for operating expenses) are aimed at streamlining the Company’s infrastructure, completing the integration of acquisitions, upgrading internal systems, divesting acquired data centers, and consolidating operations. A total of $10.9 million has been spent for the six-months ending February 28, 2003, $7.8 million for operations and $3.1 million in capital expenditures.

The Company believes it has adequate cash and liquid resources to fund operations and planned capital expenditures for at least the next twelve months. The Company’s future success is dependent upon its ability to achieve positive cash flow prior to the depletion of cash resources and to raise funds, thereafter, if needed. Management, however, cannot provide assurance that the Company’s cash flows will be adequate to allow it to continue operations subsequent to fiscal 2003 although, the Company’s current financial forecast does indicate that there will be sufficient cash balances on hand until the Company reaches positive cash flows from ongoing operations.

Stock Repurchase Program

In March 2003, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock. Under the program, up to $10.0 million of common stock could be reacquired over the next year. As of March 31, 2003, the Company had not repurchased any stock under the program.

Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and

INTERLAND, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and Issue 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. This Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3 and establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002; the Company adopted this Statement effective with the second quarter beginning December 1, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure - an Amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for financial statements with fiscal years ending after December 15, 2002, and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company will adopt the disclosure provisions of this Statement effective with its report on Form 10-Q for the third quarter ending May 31, 2003, in accordance with this Statement.

The FASB issued FIN No. 45 for all financial statements of interim or annual reports ending after December 15, 2002. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The provisions of this interpretation have no material impact on the Company.

RISK FACTORS

You should carefully consider the following factors and all other information contained in this Form 10-Q and the Company’s recently filed Form 10-K for the fiscal year ended August 31, 2002 before you make any investment decisions with respect to the Company’s securities. The risks and uncertainties described below are not the only risks the Company faces.

Interland has incurred losses since inception, and expects to incur losses for at least the next quarter, which could cause the price of Interland stock to decline.

We have incurred net losses and losses from operations for all but one of each quarterly period from our inception through the first quarter of fiscal 2003. We do not expect to generate sustainable positive cash flow from continuing operations until the fourth quarter of fiscal 2003. A number of factors could increase our operating expenses, such as:

•	Adapting network infrastructure and to administrative resources to accommodate additional customers and future growth;

•	Unanticipated liabilities from the sale of GTG PC; and

•	Integrating recently acquired businesses.

To the extent that increases in expenses are not offset by increases in revenues, its operating losses could increase.

Because Interland’s historical financial information is not representative of our future results, investors and analysts will have difficulty analyzing Interland’s future earnings potential.

INTERLAND, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Since the sale of its non-hosting businesses and acquisition of other businesses in its industry, Interland’s historical financial information is not representative of future operating results. Excluding the operations of the non-hosting business—which are classified as discontinued operations in our financial statements—non-Web hosting revenues represented approximately 7% and 30% of total revenues for fiscal 2001 and 2000, respectively. In addition, its financial results for fiscal 2001 reflect the integration of Interland-Georgia for only 25 days. By contrast, Web hosting revenues constituted 93% of the total revenues in fiscal 2002.

Interland has a limited operating history and our business model is still evolving, which makes it difficult to evaluate its prospects.

Interland’s limited operating history makes evaluating its business operations and prospects difficult. Its range of service offerings has changed since inception and its business model is still new and developing. Interland has changed from being primarily a seller of personal computers and related accessories to being primarily a Web hosting company. Because some its services are new, the market for them is uncertain. As a result, the revenues and income potential of its business, as well as the potential benefits of its acquisitions, may be difficult to evaluate.

Quarterly and annual operating results may fluctuate, which could cause Interland's stock price to be volatile.

Past operating results have fluctuated on a quarterly and an annual basis. Quarterly and annual operating results may continue to fluctuate, due to a wide variety of factors. Because of these fluctuations, comparing operating results from period to period is not necessarily meaningful, and you should not rely upon such comparisons as an indicator of future performance. Factors that may cause its operating results to fluctuate include, but are not limited to:

•	Demand for and market acceptance of its services;

•	Introduction of new services or enhancements by Interland or its competitors;

•	Technical difficulties or system downtime affecting the Internet generally or its hosting operations specifically;

•	Customer retention;

•	Increased competition and consolidation within the Web hosting and applications hosting markets;

•	Changes in its pricing policies and the pricing policies of its competitors; and

•	Gains or losses of key strategic relationships.

Interland cannot provide any assurances that it will succeed in its plans to increase the size of its customer base, the amount of services it offers or its revenues during the next fiscal year and beyond. In addition, relatively large portions of its expenses are fixed in the short term, and therefore its results of operations are particularly sensitive to fluctuations in revenues. Also, if it cannot continue using third-party products in its service offerings, its service development costs could increase significantly.

Interland’s stock price may be volatile which could cause an investment in its common stock to decrease significantly.

The market price of its common stock has experienced a significant decline. The price has been and is likely to continue to be highly volatile due to several factors, such as:

•	Its failure to benefit from the Interland-Georgia merger or its other acquisitions as quickly as anticipated or at all or in the way financial analysts expected;

•	Variations in operating results and analyst earnings estimates;

•	Variations in operating results or spending by customers and competitors;

INTERLAND, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	The volatility of stock within the sectors within which it conducts business;

•	General decline in economic conditions; and

•	Reductions in the volume of trading in our common stock.

During the 52 weeks ended April 8, 2003, the high and low closing price for Interland common stock on NASDAQ was $3.28 and $0.66, respectively.

On March 25, 2003, Interland was notified by NASDAQ that the closing bid price for its stock had been under $1.00 for thirty consecutive trading sessions, and that a 180-day grace period has consequently begun. If the closing bid is not over $1.00 for ten consecutive sessions during this grace period, Interland stock is subject to being delisted from the NASDAQ National Market in accordance with NASDAQ rules. When Interland performs its annual assessment of its goodwill on May 31, 2003, the stock price will be taken into account, and at the current market price of the stock it will be required to recognize an impairment loss equal to the amount, if any, by which the carrying value of goodwill exceeds its fair value.

Interland operates in a new and evolving market with uncertain prospects for growth and may not be able to sustain growth in its customer base.

The market for Web hosting and applications hosting services for small- and medium-sized businesses has only recently begun to develop and is evolving rapidly. Interland’s future growth, if any, will depend upon the willingness of small- and medium-sized businesses to outsource Web and applications hosting services, Interland’s ability to increase its average revenues per customer, and its ability to retain customers. For the three months ended February 28, 2003, Interland’s average monthly revenue per customer account was $27.87 for shared hosting services and $413.79 for dedicated hosting services, and its average monthly customer turnover was 3.75% for shared hosting services and 3.94% for dedicated hosting services. The corresponding average monthly revenue per customer for the three months ended February 28, 2002 was $27.47 for shared hosting services and $630.42 for dedicated hosting services, and the associated average monthly customer turnover rates were 3.50% for shared hosting services and 5.53% for dedicated hosting services. The market for Interland’s services may not develop further, consumers may not widely adopt its services and significant numbers of businesses or organizations may not use the Internet for commerce and communication. If this market fails to develop further or develops more slowly than expected, or if Interland’s services do not achieve broader market acceptance, Interland will not be able to grow its customer base. In addition, Interland must be able to differentiate its company from its competition through its service offerings and brand recognition. These activities may be more expensive than Interland anticipates, and Interland may not succeed in differentiating itself from its competitors, achieving market acceptance of its services or selling additional services to its existing customer base.

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

INTERLAND, INC.
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

The Company’s acquisitions involve risks related to the integration and management of these companies’ operations and personnel. Integration is a complex, time consuming and expensive process and may disrupt the Company’s business if not completed in a timely and efficient manner. The Company must operate as a combined organization utilizing common information and telecommunications systems, operating procedures, financial controls and human resources practices in order to realize the planned efficiencies and economies of scale. The Company may encounter substantial difficulties, costs and delays involved in integrating the operations of all affiliated companies, including:

•	Potential incompatibility of business cultures;

•	Potential conflicts in marketing or other important relationships;

•	Potential operating inefficiencies and increased costs associated with having and integrating different information and telecommunications systems;

•	Potential decline in the level of customer service and customer satisfaction; and

•	The loss of key personnel in the acquired business.

The benefits of the acquisitions of Interland-Georgia, CommuniTech.Net, Dialtone, iNNERHOST, Trellix, and Hostcentric may be less than expected and the costs associated with these acquisitions could be higher than expected, which could harm the Company’s financial results and cause a decline in the value of its common stock.

•	The Company expects to realize cost reductions due to efficiencies created by recent acquisitions by enabling us to: Integrate and expand our nationwide technical support capabilities over a large customer base;

•	Integrate our information and telecommunications systems;

•	Market a larger, combined business;

•	Eliminate excess data center capacity; and

•	Achieve overall economies of scale for the combined company’s telecommunications costs.

Through February 28, 2003, as part of the Company’s continuing integration efforts, the Company has:

•	Reduced 568 positions from our total headcount;

•	Reduced the number of our facilities by four; and

•	Incurred approximately $10.0 million in merger and integration costs.

INTERLAND, INC.
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

The Company has incurred significant charges relating to the intangible assets obtained as a result of its recent acquisitions of Interland-Georgia, CommuniTech.Net, Dialtone, iNNERHOST, and Trellix, which will delay projected achievement of profitability for the Web hosting business.

The Company has accounted for all company acquisitions using the purchase method of accounting. The purchase price is allocated to assets acquired and liabilities assumed. The following acquisitions have been recorded:

• Interland-Georgia – Based upon the purchase price of $127.2 million, the Company recorded $17.5 million of intangible assets and $103.0 million of goodwill on its balance sheet, which resulted in amortization expense of the intangible assets of $0.8 million recorded in the second quarter fiscal 2003.

• CommuniTech.Net – Based on a purchase price of $11.0 million, the Company recorded $3.7 million of intangible assets and $6.9 million of goodwill on its balance sheet, which resulted in amortization expense of intangible assets of $0.3 million recorded in the second quarter of fiscal 2003.

• Dialtone – Based on a purchase price of $15.8 million, the Company has recorded $4.2 million of intangible assets and $10.1 million of goodwill on its balance sheet, which resulted in amortization expense of intangible assets of $0.4 million recorded in the second quarter of fiscal 2003.

• Innerhost – Based on the purchase price of $17.7 million, the Company has recorded $3.6 million of intangible assets other than goodwill and $9.3 million in goodwill on the balance sheet. The Innerhost purchase price allocation was completed during the quarter ended February 28, 2003 and the previously recorded estimates of amortization expense were adjusted so that life-to-date amortization expense agreed to the final intangible asset amortization schedules. The adjustment resulted in the reversal of $0.2 million of amortization expense of intangible assets recorded in the second quarter of fiscal 2003.

• Trellix – Based on a purchase price of approximately $11.6 million, the Company has recorded $6.0 million of intangible assets other than goodwill and $8.1 million in goodwill on the balance sheet, which resulted in amortization expense of intangible assets of $0.2 million recorded in the second quarter of fiscal 2003.

The Company has recorded an aggregate of $137.7 million in goodwill on the balance sheet. In accordance with the requirements of SFAS 142, the Company tests for goodwill impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Any potential impairment will affect the financial results in the future. Interland does its annual assessment on May 31. The market price of the Company’s stock has experienced significant volatility during the last fiscal year. If the price of the Company’s stock stays at its current levels such that the market capitalization is less than the recorded book value, the annual goodwill impairment test will result in a significant impairment loss equal to the carrying amount of goodwill in excess of its fair value.

Interland could incur liabilities in the future relating to its PC Systems business, which could cause additional operating losses.

Interland could incur liabilities from the sale of the PC Systems business to GTG PC. According to the terms of its agreement with GTG PC, it retained liabilities relating to the operation of the PC systems business prior to the closing of the transaction, including liabilities for taxes, contingent liabilities and liabilities for accounts payable accrued prior to the closing. It also agreed to indemnify GTG PC and its affiliates for any breach of our representations and warranties contained in the agreement for a period of two years, or for the applicable statute of limitations for matters related to taxes. Its indemnification obligation is capped at $10.0 million. Except for claims for fraud or injunctive relief, this indemnity is the exclusive remedy for any

INTERLAND, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

breach of our representations, warranties and covenants contained in the agreement with GTG PC. Accordingly, it could be required in the future to make payments to GTG PC and its affiliates in accordance with the agreement, which could adversely affect its future results of operations and cash flows. To date it has not had to satisfy any such claims.

Interland could incur additional losses related to its restructuring.

The Company may incur additional losses if the Company underestimated the costs associated with its restructuring. In connection with the acquisition of Interland-Georgia in August 2001, the Company adopted a restructuring plan to close several offices and data centers, discontinue the use and development of software and eliminate other redundant assets. As a result, the Company recorded a restructuring charge of $110.3 million. The restructuring charge included $9.4 million related to the closure of offices and data centers, the write-off of $69.7 million of goodwill and intangible assets relating to prior acquisitions, $26.9 million for asset write-downs, $0.7 million related to personnel termination costs and $3.6 million related to other costs. During the second quarter of 2003, the Company approved and initiated a program to exit certain facilities and consolidate those operations into other existing facilities. The plan provides for the closure of three data center facilities, a reduction of those related workforces of approximately 150 employees, and the termination of bandwidth and data connectivity contracts in place at these facilities. Management expects to completely exit the facilities by May 31, 2003. The Company expects to incur $3.2 million in lease termination costs of which $1.3 million has been incurred through February 28, 2003; $1.6 million in bandwidth termination fees of which $1.6 million has been incurred through February 28, 2003; $0.6 million in employee termination benefits of which $0.2 million has been incurred through February 28, 2003. The balance of the restructuring reserve at February 28, 2003 after payments and write-downs was $8.9 million. The Company accrued liabilities, which it believes are adequate to cover all of the costs associated with the restructuring; however, if the estimates are inadequate, the Company will have to record additional restructuring charges.

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

Current and potential competitors in the market include Web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, large information technology firms that provide a wide array of information technology services and computer hardware suppliers. These competitors may operate in one or more of these areas and include companies such as Verio, and Affinity.

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

INTERLAND, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Effective copyright, trademark, trade secret and patent protection may not be available in every country in which its products and services are offered. It currently is, and in the future may be, involved in legal disputes relating to the validity or alleged infringement of its intellectual property rights or those of a third party. Intellectual property litigation is typically extremely costly and can be disruptive to business operations by diverting the attention and energies of management and key technical personnel. In addition, any adverse decisions could subject it to significant liabilities, require it to seek licenses from others, prevent it from using, licensing or selling certain of its products and services, or cause severe disruptions to operations or the markets in which it competes which could decrease profitability.

Periodically, it is made aware of claims, or potential claims, that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. It has accrued a liability and charged operations for the estimated costs of settlement or adjudication of several asserted and unasserted claims for alleged infringement relating to its discontinued operations prior to the balance sheet date. Resolution of these claims could be costly and decrease profitability.

Unfavorable results of existing litigation may cause Interland to have additional expenses or operating losses.

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

In February of 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of Communitech, which was acquired by Interland in February 2002. The Company’s lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employee agreement, and also demands payment from Mr. Murphy under his delinquent $2.7 million promissory note. These notes are collateralized by 2,735,275 shares of the Company’s common stock and the receivable balance is shown on the balance sheet as a reduction in equity. Interland is seeking an injunction against further violations of Mr. Murphy’s obligations, compensatory and punitive damages in an unspecified amount for the covenant violations, and immediate foreclosure on the shares securing the note. On March 31, 2003, the court heard oral argument on Interland’s motion for a preliminary injunction. A ruling is expected shortly.

In February 2003, Messrs. Heitman and Murphy filed a lawsuit against Interland, its CEO, Mr. Joel Kocher, and Interland’s subsidiary, Communitech.net, Inc., in Jackson County, Missouri claiming, among other things, that Interland acted unreasonably in failing to have the related S-3 registration statement declared effective by the SEC on a timely basis and claiming that Interland and/or Mr. Kocher made inaccurate disclosures in connection with Interland’s acquisition of Communitech. The complaint asks for compensatory and punitive damages in an unspecified amount. Interland believes that these claims are without merit and will not have a material adverse effect on Interland, and intends to vigorously defend the claims.

On March 14, 2003 Halo Management, LLC, filed a suit against Interland in the U.S. District Court for the Northern District of California. The suit alleges that Interland’s use of “blueHALO” (U.S. Patent and Trademark Office Serial No. 78/135,621) to describe its proprietary web hosting architecture infringes the plaintiff’s registered trademark Halo (U.S. Patent and Trademark Office Serial No. 75/870,390; Registration No. 2,586,017). The suit requests an injunction against Interland’s use of its blueHALO mark and money damages. Interland believes the claims are without merit, will not have a material adverse effect on Interland, and plans to vigorously defend the matter.

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

INTERLAND, INC.
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

The Company must be able to operate the systems that manage its network around the clock without interruption. Its operations will depend upon its ability to protect its network infrastructure, equipment and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. Although the Company has attempted to build redundancy into its networks, its networks are currently subject to various points of failure. For example, a problem with one of its routers (devices that move information from one computer network to another) or switches could cause an interruption in the services the Company provides to a portion of its customers. In the past, the Company has experienced periodic interruptions in service. In the past, the Company has also experienced, and in the future it may experience, delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. In addition, failure of any of its telecommunications providers to provide the data communications capacity that the Company requires, as a result of human error, a natural disaster or other operational disruption, could result in interruptions in services. Any future interruptions could:

•	Cause customers or end users to seek damages for losses incurred;

•	Require the Company to replace existing equipment or add redundant facilities;

•	Damage the Company’s reputation for reliable service;

•	Cause existing customers to cancel their contracts; or

•	Make it more difficult for the Company to attract new customers.

INTERLAND, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interland’s vulnerability of Interland’s data centers and networks to security breaches could cause disruptions in its service, liability to third parties, or loss of customers.

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

Disruption of Interland’s services caused by unknown software or hardware defects could harm its business and reputation.

The Company’s service offerings depend on complex software and hardware, including proprietary software tools and software licensed from third parties. Complex software and hardware may contain defects, particularly when first introduced or when new versions are released. The Company may not discover software or hardware defects that affect its new or current services or enhancements until after they are deployed. Although Interland has not experienced any material software or hardware defects to date, it is possible that defects may exist or occur in the future. These defects could cause service interruptions, which could damage its reputation or increase its service costs, cause it to lose revenue, delay market acceptance or divert its development resources.

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

INTERLAND, INC.
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

Due to the increasing popularity and use of the Internet, laws and regulations with respect to the Internet may be adopted at federal, state and local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. The Company cannot fully predict the nature of future legislation and the manner in which government authorities may interpret and enforce. As a result, Interland and its customers could be subject to potential liability under future legislation, which in turn could have a material adverse effect on the Company’s business. For example, if legislation were adopted in the U.S. or internationally that makes transacting business over the Internet less favorable or otherwise curtails the growth of the Internet; the Company’s business would suffer. The adoption of any such laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for the Company’s services or increase the cost of doing business or in some other manner harm its business. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. These laws generally pre-date the advent of the Internet and related technologies and, as a result, do not consider or address the unique issues of the Internet and related technologies. Changes to laws intended to address these issues could create uncertainty in the marketplace that could reduce demand for the Company’s services or increase the cost of doing business as a result of costs of litigation or increased service delivery costs.

Resolving Weaknesses in Disclosure and Internal Controls Could Require More Time than Anticipated, Distract Management’s Attention from Interland’s Day to Day Operations, or Allow Ongoing Cost Inefficiencies.

     Interland disclosed in its Form 10-K for the fiscal year ending August 31, 2002 that it had some material weaknesses in its internal and disclosure controls and procedures. In Interland’s Form 10-Q for the quarter ending November 30, 2002 it reported some areas in which it has made progress. In addition management believes that its use of alternative mitigating disclosure and reporting processes have been sufficient to provide it with a good faith belief that there are no material inaccuracies or omissions from its recent Form 10-K or Form 10-Q. However, management recognizes that further improvements in its disclosure controls and procedures and internal controls and procedures are appropriate. The implementation of these remaining improvements will be time consuming and expensive. In this regard management is unable to estimate the financial impact of:

•	A delay in the implementation of remaining necessary internal and disclosure control improvements;

•	The effects of management’s distraction caused by the implementation of the procedural improvements; and,

•	The ongoing cost inefficiencies caused by the weaknesses in internal controls pending completion of the requisite improvements.

     Furthermore, uncertainty over these factors and the delay in implementation may cause additional volatility in Interland’s stock price.

Substantial future sales of shares by shareholders could negatively affect its stock price.

If its shareholders sell substantial amounts of our common stock in the public market, the market price of its common stock could decline. Micron Technology Foundation beneficially owned approximately 43% of its outstanding common stock at the time of the Interland-Georgia transaction. On February 8, 2002, Micron Technology Foundation sold approximately 52.8

INTERLAND, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

million shares. The parties who purchased the shares held by the Foundation have the right to require us to register their shares for sale pursuant to an existing registration rights agreement, and most are among the selling shareholders in a separate Form S-3 Registration (File No. 333-96647). As of February 6, 2003, the shares purchased from the Foundation are now also eligible for resale on the public markets without registration, subject to volume limitations and holding period requirements imposed by Rule 144 of the Securities Act. In addition, the iNNERHOST shareholders have the right to require us to register their shares for sale, and these shares are subject to a pending S-3 registration statement (File No. 333-100060). These shares are available for sale after May 6, 2003.

INTERLAND, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Substantially all of the Company’s liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of February 28, 2003, approximately 85.0% of the Company’s liquid investments mature within three months and 15% mature within one year. As of February 28, 2003, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values. Generally, the fair market value of fixed interest rate investment securities will increase as interest rates fall and decrease as interest rates rise. The Company does not use derivative financial instruments in its investment portfolio. The portfolio has been primarily comprised of commercial paper rated A1/P1, bank certificates rated AA or better, and corporate medium-term notes rated AA or better. At February 28, 2003, the Company’s investment portfolio included fixed rate securities with an estimated fair value of $91.7 million. The interest rate changes affect the fair market values but do not impact earnings or cash flows. The fair market value of long term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt at February 28, 2003 was $5.8 million.

INTERLAND, INC.
Item 4. Controls and Procedures

The Company’s chief executive officer, chief financial officer, and chief accounting officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13(a) – 14(c), and 15(d), which became effective August 29, 2002) within the 90 days preceding the filing of this quarterly report, in connection with the preparation of its quarterly report on Form 10-Q for the three months ending February 28, 2003. Based on this review, the chief executive officer, chief financial officer, and chief accounting officer concluded that our disclosure controls and procedures require further improvement.

Internal Controls

The Company’s internal and disclosure controls and procedures are necessarily interdependent. During the course of the fiscal 2002 year-end close and subsequent audit, the Company’s management and its auditors identified several matters related to internal controls that needed to be addressed. Several of these matters were classified by the auditors as material weaknesses or reportable conditions in accordance with the standards of the American Institute of Certified Public Accountants. The Company’s chief executive officer, chief financial officer, chief accounting officer, and Audit Committee are aware of these conditions and of the Company’s responses.

The following factors contributed to the control conditions:

•	Rapid growth of the Company;

•	Twelve recent company and account acquisitions;

•	Significant rate of turnover of key personnel; and,

•	Legacy systems developed internally for much smaller enterprises.

Since September 1, 2002, the Company has reevaluated its staffing levels, reorganized the finance and accounting organization and hired 10 additional experienced accounting personnel, including a Chief Financial Officer, AVP and Corporate Controller, and a Director of Revenue and Receivables Assurance.

Discussed below are the material weaknesses and reportable conditions identified by management and our independent auditors, and the Company’s corrective actions through April 14, 2003.

Material Weaknesses

Accounts were not being appropriately analyzed and adjusted in a timely manner. The auditors recommended that management institute a thorough close out process, including a detailed review of the financial statements, comparing budget to actual and current period to prior period to determine any unusual items. They also recommended that the Company prepare an accounting policy and procedures manual for all significant transactions to include procedures for revenue recognition, business and account acquisitions, accounts receivable allowance, and accruals.

In response, in November 2002, the Company revised and improved its month end close process and created a checklist containing detailed close procedures. The Company now performs monthly account reconciliations on all balance sheet accounts across all subsidiaries. Also, beginning in November 2002, on a monthly basis the functional manager or director one level above the preparer reviews all balance sheet account reconciliations. The accounting team is preparing an accounting policy and procedures manual to include procedures for all significant policies, business practices, routine and non-routine procedures performed by each functional area, which it will finalize by June, 2003. Finally, under procedures adopted in November 2002, the Company’s financial accounting and reporting department prepares a monthly reporting package that includes management’s discussion and analysis of results of operations, financial statements, cash and investments reporting, month-to-month variances and departmental results of operations.

INTERLAND, INC.
Item 4. Controls and Procedures

The Company was not appropriately calculating deferred revenue on its hosting contracts. Interland-Georgia, the company acquired in August 2001, had a policy since inception of taking all revenue in the month of billing for month-to-month bills (“monthly” customers) and utilized a half-month convention in the first month for customers with a contract two months or longer (“term” customers). The calculation of deferred revenue was very manual and was calculated on large amortization spreadsheets.

The acquiring company used different methods, depending on location, to calculate deferred revenue, but in all cases, attempted to match the revenue recognition over the contract period. This was done either through the utilization of half-month convention or verification that the billings predominately occurred on the first of the month, therefore allowing a full month of revenue since contracts are billed in advance.

During fiscal 2002, as the Company transitioned its billing to the Interland-Georgia facility, the Interland-Georgia approach of no deferrals on month-to-month service contracts were adopted. Also, during the third quarter, the Company mechanized its deferred revenue calculation. This new process took the active customer file and calculated the deferred revenue balance based on the customer contract terms. The logic underlying the calculation, however, calculated deferred revenue based on the “next whole month”, in effect removing the half-month convention for term customers and recognizing this as revenue.

As a result of this error, the Company restated its quarterly reports for the first three quarters of fiscal year 2002 and now correctly calculates deferred revenue for all hosting contracts on a consistent basis.

The Company did not have an efficient system for monitoring accounts receivable. The Company’s internally developed billing systems (MAARS/OASIS) require significant manual intervention. In the third quarter of fiscal 2002, management learned that the accounts receivable aging report generated from MAARS was improperly excluding certain customer credits, therefore overstating accounts receivable.

The aforementioned excluded credits have since been recorded and the faulty accounts receivable aging program has been replaced.

Balances that were not collected in the over 90 days categories were written off. Accounts receivable balances are now written off at 61 days. The Company generally no longer recognizes revenue from customers with invoices more than 30 days past due until the invoice is paid. The Company also maintains a balance in the allowance for doubtful accounts to cover specific percentages of the accounts receivable aging categories: 7.4% of the 0-60 day balance, and 100% of all balances more than 60 days old. In February 2003, the Company instituted a new credit policy generally denying service to customers with balances greater than 30 days past due.

The Company has continued to redesign the billing system to provide additional functionality and reporting capabilities through a transaction log and, while it may not be the most robust system, the enhancements to the system and modifications to business process have mitigated the weaknesses previously identified.

The Company invested significant time and money working with an IBM’s Business Process Consulting Group to evaluate all of its customer account management practices. Included in this process was the selection of a new billing system that will have a General Ledger interface. Portions of the new billing system should be functional by August 2003, with full implementation, testing and conversion scheduled to be completed by December 2003. Until the new system is fully implemented, the accounting department will continue to perform extensive monthly analytical reviews of billings as an additional control procedure to mitigate the weaknesses in the current system.

Reportable Conditions

Restructuring and purchase accounting accruals (bandwidth and lease terminations) had not been reviewed for adequacy prior to year-end. As a result, several large adjustments were recorded after the close of the general ledger. The Company’s auditors recommended that these accruals be reviewed and adjusted quarterly based on the best information available to management at that time with changes in the estimates appropriately supported.

INTERLAND, INC.
Item 4. Controls and Procedures

In connection with the modifications made within the accounting department and significant improvements to the monthly close process mentioned above, beginning in November 2002, all restructuring and business combination related accounting accruals are being monitored, reconciled and adjusted on a monthly basis. Additionally, the monthly account reconciliation’s for accrued restructuring and business combination accruals include details of all activity and ending balances are reviewed and adjusted at each review date.

The Company did not have effective controls in place to ascertain that the Company’s stock option plan administrator properly recorded stock option grants. The auditors recommended timely review by Human Resources to ensure that data supplied to the administrator is appropriately recorded.

Interland converted to a new stock plan administrator effective November 2002. The Human Resources department has audited the underlying data to ensure conversion of accurate information. Identified discrepancies were corrected. Human Resources has implemented a review process using edit/change reports from its administrator.

Management also identified the following additional weakness which did not constitute a material weakness or reportable condition under AICPA standards:

The Company’s accounting procedures as pertaining to opening balance sheet amounts and liabilities of acquired entities need strengthening and could result in the subsequent recognition of additional liabilities not previously disclosed by the seller. Prior to closing the Trellix acquisition, the Company sent qualified accounting personnel to do a much more thorough review of the seller’s books and records.

Disclosure Controls

In January 2003, the Company instituted monthly meetings to review each significant department’s activities. Each department was assigned an analyst to assist line management in analyzing financial performance and forecasting. Additionally, the department tracks non-financial metrics such as headcount and bandwidth costs. Monthly reports are presented to the Chief Financial Officer, the Corporate Controller, and the Chief Financial Analyst at a monthly Financial Review meeting, and a similar report is presented to the Chief Financial Officer and the Chief Executive Officer at an Operations Review meeting. The department heads each meet at least monthly with the Chief Executive Officer. Management believes that this process helps to inform senior management of material developments that affect the business, and aids in providing adequate disclosure.

Management has moved expeditiously, committing considerable resources to address the internal control deficiencies it has identified to date. However, not all of the salutary procedures and actions deemed desirable by management have been able to be fully executed to date. It will take some additional time to realize all of the benefits of the Company’s initiatives.

Interland is committed to ongoing periodic reviews of its controls and their effectiveness. Controls are improving and management has no reason to believe that the financial statements included in this report are not fairly stated in all material respects. However, new problems could be identified in the future. Management expects to continue to improve controls with each passing quarter. Management expects to have the internal and disclosure controls discussed herein in effect by August 31, 2003, except for the new billing system, which will be implemented by December 31, 2003.

Management believes that its practices and procedures, albeit not as mature or as formal as management intends them to be in the future, are adequate under the circumstances, and that there are no material inaccuracies or omissions in this Form 10-Q.

In addition to the responses outlined above, the following actions have been or are being taken to strengthen disclosure and internal controls:

•	Maintenance of specific documentation files to support financial statement and footnote disclosures are now in effect;

•	Conduct and document quarterly reviews as to the effectiveness of our internal and disclosure controls. Now in effect;

•	Circulating for review the Company’s public filings to key members of the senior management team representing each functional area. These individuals have been charged with ensuring that the filings include all required disclosures. These procedures were in effect for the quarter ended February 28, 2003.

INTERLAND, INC.
Item 4. Controls and Procedures

•	Create an internal questionnaire and disclosure certification document to be completed by each senior vice president and designed to ensure that all material and required disclosures are disclosed in our public filings. Scheduled effective date May 2003.

INTERLAND, INC.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

In February of 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of Communitech, which was acquired by Interland in February 2002. The Company’s lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employee agreement, and also demands payment from Mr. Murphy under his delinquent $2.7 million promissory note. These notes are collateralized by 2,735,257 shares of the Company’s common stock and the receivable balance is shown on the balance sheet as a reduction in equity. Interland is seeking an injunction against further violations of Mr. Murphy’s obligations, compensatory and punitive damages in an unspecified amount for the covenant violations, and immediate foreclosure on the shares securing the note. Interland’s motion for a preliminary injunction is set for a hearing on March 31, 2003.

Messrs. Heitman and Murphy filed a lawsuit against Interland, its CEO, Mr. Joel Kocher, and Interland’s subsidiary. Communitech.net, Inc., in Jackson County, Missouri claiming, among other things, that Interland acted unreasonably in failing to have the S-3 registration statement declared effective by the SEC on a timely basis and claiming that Interland and/or Mr. Kocher made inaccurate disclosures in connection with Interland’s acquisition of Communitech. The complaint asks for compensatory and punitive damages in an unspecified amount. Interland believes that these claims are without merit and will not have a material adverse effect on Interland, and intends to vigorously defend the claims.

On March 14, 2003 Halo Management, LLC, filed a suit against Interland in the U.S. District Court for the Northern District of California. The suit alleges that Interland’s use of “blueHALO” (U.S. Patent and Trademark Office Serial No. 78/135,621) to describe its proprietary web hosting architecture infringes the plaintiff’s registered trademark Halo (U.S. Patent and Trademark Office Serial No. 75/870,390; Registration No. 2,586,017). The suit requests an injunction against Interland’s use of its blueHALO mark and money damages. Interland is investigating the matter but believes it will have meritorious defenses and plans to vigorously defend the matter.

Periodically, the Company is made aware that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operation’s products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and has accrued a liability and charged discontinued operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report. As of February 28, 2003, the Company had an aggregate amount of $0.6 million accrued for such matters.

In accordance with SFAS No. 5 “Accounting for Contingencies” the Company has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on its results of operations, its financial condition or its cash flows.

Item 2. Changes in Securities and Use of Proceeds

     On January 2, 2003, Interland acquired Trellix Corporation. As part of the consideration, Interland issued (i) 3.0 million shares of its common stock valued by Interland at approximately $4.9 million and (ii) warrants to acquire up to an additional 6.0 million shares at $5.00 per share, valued at approximately $3.3 million. The Company relied on Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder on the basis that the transaction did not involve any public offering. There were a limited number of purchasers, all of whom were accredited investors who owned shares of Trellix, and acquired the shares for investment. None of the investors were solicited by means of a general solicitation, and all were considered sophisticated.

INTERLAND, INC.
PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits:

Exhibit	Description

2.1(1)	Agreement and Plan of Merger dated as of December 19, 2002 by and among Interland, Inc., Bobcat Acquisition Corporation, Hostcentric, Inc., and William Bunting, Steve Harter, and Dominique Bellanger as Stockholders Representatives (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on 12/20/02).

2.10 (1)	Merger Agreement and Plan of Reorganization, dated as of December 11, 2002, among Trellix Corporation, Interland, Inc. and Cheetah Acquisition Corporation (incorporated by reference to the Registrant’s registration Statement on Form S-3 filed on 1/22/03).

3.01	Unofficial Restated Articles of Incorporation of Registrant (as amended through April 24, 2002) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 5/31/02).

3.02	Unofficial Restated Bylaws of the Registrant (as amended through April 24, 2002) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 5/31/02).

99.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

           (1)     Schedules and exhibits have been omitted from this exhibit. A list of omitted schedules and exhibits is set forth at the end of the exhibit. Copies will be provided to the Commission upon request.

(B)	Reports on Form 8-K.

           On December 20, 2002, the Company filed a Form 8-K to report the signing of a merger agreement with HostCentric, Inc.

           On January 13 2003, the Company filed a Form 8-K with a press release regarding its financial targets for the fourth quarter of the fiscal year ended August 31, 2003.

           On March 24, 2003, the Company filed a Form 8-K/A to amend its Form 8-K of January 13, 2003 to disclose certain non-GAAP information pursuant to Item 9 of Form 8-K, instead of Item 5 of Form 8-K as disclosed in Interland’s Form 8-K filed January 13, 2003

           On March 27, 2003, the Company filed a Form 8-K regarding its financial results for the second quarter.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interland, Inc. (Registrant)

Dated: April 14, 2003	/s / Allen L. Shulman Allen L. Shulman Senior Vice President, Chief Financial Officer, and General Counsel (Principal Financial Officer)

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

Date: April 14, 2003

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

Date: April 14, 2003

/s/ Allen L. Shulman Allen L. Shulman Senior Vice President, Chief Financial Officer, and General Counsel