Form 10-K/A
period 2002-08-31
INTERLAND INC /MN/
filed 2003-04-18
CIK 854460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 3

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes /X/   No / /

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 15, 2002, was approximately $263 million.

The number of outstanding shares of the registrant's common stock on November 15, 2002 was 141,381,601.

                                EXPLANATORY NOTE

This Amendment No. 3 to the registrant's Form 10-K for the year ended August 31, 2002 is being filed solely to revise Item 14 - Controls and Procedures. Except as otherwise specified herein, all other information contained in the original Form 10-K, as amended by Amendment No. 1 to Form 10-K filed on December 30, 2002 and Amendment No. 2 filed on January 14, 2003, remains unchanged. Part I. of the annual report on Form 10-K filed by the registrant on November 29, 2002 is amended as set forth below. Except as modified herein, the registrant incorporates into this Form 10-K/A, the contents of the annual report on Form 10-K filed on November 29, 2002, Amendment No. 1 to Form 10-K filed on December 30, 2002 and Amendment No. 2 filed on January 14, 2003. The registrant does not undertake to update any item on that annual report, as amended, other than those items set forth below.

PART I

ITEM 14.  CONTROLS AND PROCEDURES.

The Company's chief executive officer, chief financial officer, and chief accounting officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13(a) - 14(c), and 15(d), which became effective August 29, 2002) within the 90 days preceding the November 29, 2002, filing of this quarterly report, in connection with the preparation of its annual report on Form 10-K for the three months ending November 30, 2002. Based on this review, the chief executive officer, chief financial officer, and chief accounting officer concluded that our disclosure controls and procedures require further improvement.

INTERNAL CONTROLS

The Company's internal and disclosure controls and procedures are necessarily interdependent. During the course of the fiscal 2002 year-end close and subsequent audit, the Company's management and its auditors identified several matters related to internal controls that needed to be addressed. Several of these matters were classified by the auditors as material weaknesses or reportable conditions in accordance with the standards of the American Institute of Certified Public Accountants. The Company's chief executive officer, chief financial officer, chief accounting officer, and Audit Committee are aware of these conditions and of the Company's responses.

The following factors contributed to the control conditions:

-     Rapid growth of the Company;

-     Twelve recent company and account acquisitions;

-     Significant rate of turnover of key personnel; and,

-     Legacy systems developed internally for much smaller enterprises.

Since September 1, 2002, the Company has reevaluated its staffing levels, reorganized the finance and accounting organization and hired 10 additional experienced accounting personnel, including a Chief Financial Officer, AVP and Corporate Controller, and a Director of Revenue and Receivables Assurance.

Discussed below are the material weaknesses and reportable conditions identified by management and our independent auditors, and the Company's corrective actions through April 14, 2003.

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

In response, in November 2002 the Company revised and improved its month end close process and created a checklist containing detailed close procedures. The Company now performs monthly account reconciliations on all balance sheet accounts across all subsidiaries. Also, beginning in November 2002, on a monthly basis the functional manager or director one level above the preparer reviews all balance sheet account reconciliations. The accounting team is preparing an accounting policy and procedures manual to include procedures for all significant policies, business practices, routine and non-routine procedures performed by each functional area, which it will finalize by June, 2003. Finally, under procedures adopted in November 2002, the Company's financial accounting and reporting department prepares a monthly reporting package that includes management's discussion and analysis of results of operations, financial statements, cash and investments reporting, month-to-month variances and departmental results of operations.

The Company was not appropriately calculating deferred revenue on its hosting contracts. Interland-Georgia, the company acquired in August 2001, had a policy since inception of taking all revenue in the month of billing for month-to-month bills ("monthly" customers) and utilized a half-month convention in the first month for customers with a contract two months or longer ("term" customers). The calculation of deferred revenue was very manual and was calculated on large amortization spreadsheets.

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

During fiscal 2002, as the Company transitioned its billing to the Interland-Georgia facility, the Interland-Georgia approach of no deferrals on month-to-month service contracts was adopted. Also, during the third quarter, the Company mechanized its deferred revenue calculation. This new process took the active customer file and calculated the deferred revenue balance based on the customer contract terms. The logic underlying the calculation, however, calculated deferred revenue based on the "next whole month", in effect removing the half-month convention for term customers and recognizing this as revenue.

As a result of this error, the Company restated its quarterly reports for the first three quarters of fiscal year 2002 and now correctly calculates deferred revenue for all hosting contracts on a consistent basis.

The Company did not have an efficient system for monitoring accounts receivable. The Company's internally developed billing systems (MAARS/OASIS) require significant manual intervention. In the third quarter of fiscal 2002, management learned that the accounts receivable aging report generated from MAARS was improperly excluding certain customer credits, therefore overstating accounts receivable.

The excluded credits have since been recorded and the faulty Accounts Receivable Aging program has been replaced.

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

The Company invested significant time and money working with an IBM's Business Process Consulting Group to evaluate all of its customer account management practices. Included in this process was the selection of a new billing system that will have a General Ledger interface. Portions of the new billing system should be functional by August, 2003, with full implementation, testing and conversion scheduled to be completed by December, 2003. Until the new system is fully implemented, the accounting department will continue to perform extensive monthly analytical reviews of billings as an additional control procedure to mitigate the weaknesses in the current system.

REPORTABLE CONDITIONS.

Restructuring and purchase accounting accruals (bandwidth and lease terminations) had not been reviewed for adequacy prior to year-end. As a result, several large adjustments were recorded after the close of the general ledger. The Company's auditors recommended that these accruals be reviewed and adjusted quarterly based on the best information available to management at that time with changes in the estimates appropriately supported.

In connection with the modifications made within the accounting department and significant improvements to the monthly close process mentioned above, beginning in November 2002, all restructuring and business combination related accounting accruals are being monitored, reconciled and adjusted on a monthly basis. Additionally, the monthly account reconciliation's for accrued restructuring and business combination accruals include details of all activity and ending balances are reviewed and adjusted at each review date.

The Company did not have effective controls in place to ascertain that the Company's stock option plan administrator properly recorded stock option grants. The auditors recommended timely review by Human Resources to ensure that data supplied to the administrator is appropriately recorded.

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

Management also identified the following additional weakness which did not constitute a material weakness or reportable condition under AICPA standards:

The Company's accounting procedures as pertaining to opening balance sheet amounts and liabilities of acquired entities need strengthening and could result in the subsequent recognition of additional liabilities not previously disclosed by the seller. Prior to closing the Trellix acquisition, the Company sent qualified accounting personnel to do a much more thorough review of the seller's books and records.

DISCLOSURE CONTROLS

In January, 2002, the Company instituted monthly meetings to review each significant department's activities. Each department was assigned a analyst to assist line management in analyzing financial performance and forecasting. Additionally, the department tracks non-financial metrics such as headcount and band with costs. Monthly reports are presented to the Chief Financial Officer, the Corporate Controller, and the Chief Financial Analyst at a monthly Financial Review meeting, and a similar report is presented to the Chief Financial Officer and the Chief Executive Officer at an Operations Review meeting. The department heads each meet at least monthly with the Chief Executive Officer. Management believes that this process helps to inform senior management of material developments that affect the business, and aids in providing adequate disclosure.

Management has moved expeditiously, committing considerable resources to address the internal control deficiencies it has identified to date. However, not all of the salutary procedures and actions deemed desirable by management have been able to be fully executed to date. It will take some additional time to realize all of the benefits of the Company's initiatives.

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

Management believes that its practices and procedures, albeit not as mature or as formal as management intends them to be in the future, are adequate under the circumstances, and that there are no material inaccuracies or omissions in this Form 10-K.

In addition to the responses outlined above, the following actions have been or are being taken to strengthen disclosure and internal controls:

- Maintenance of specific documentation files to support financial statement and footnote disclosures. Now in effect;

- Conduct and document quarterly reviews as to the effectiveness of our internal and disclosure controls. Now in effect;

- Circulating for review the Company's public filings to key members of the senior management team representing each functional area. These individuals have been charged with ensuring that the filings include all required disclosures. These procedures were in effect for the quarter ended February 28, 2003.

- Create an internal questionnaire and disclosure certification document to be completed by each senior vice president and designed to ensure that all material and required disclosures are disclosed in our public filings. Scheduled effective date May 2003.

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

   3. The following documents are filed as exhibits to this Annual Report on Form 10-K:


                                                                                                                FILED
                                                                        INCORPORATED BY REFERENCE             PREVIOUSLY
                                                                                                               ON FORM     FILED
                                                                                                                10-K     HEREWITH
                                                            -----------------------------------------------  ----------  --------
EXHIBIT                     DESCRIPTION                     FORM         DATE          NUMBER   REGISTRANT*
-------                     -----------                     ----         ----          ------   -----------
 2.01        Agreement of Merger, dated as of October        S-4        3/13/95          2.1        INLD
             10, 1994, as amended by the first amendment
             thereto, dated as of December 13, 1994, by
             and among ZEOS, MCI and MCMS

                                                                                                                FILED
                                                                        INCORPORATED BY REFERENCE             PREVIOUSLY
                                                                                                               ON FORM     FILED
                                                                                                                10-K     HEREWITH
                                                            -----------------------------------------------  ----------  --------
EXHIBIT                     DESCRIPTION                     FORM         DATE          NUMBER   REGISTRANT*
-------                     -----------                     ----         ----          ------   -----------
 2.02        Articles of Merger, dated April 7, 1995, by     8-K        4/07/95          2.2        INLD
             and among ZEOS, MCI and MCMS

 2.03        Purchase Agreement, dated March 22, 2001,       8-K        4/10/01          2.01       INLD
             by and among MEI California, Inc., the
             Registrant and MICRON Technology Inc.
             ("MTI")

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

 2.07(1)     Agreement and Plan of Merger dated as of       10-Q        5/31/02          2.07       INLD
             May 3, 2002, by and between Dialtone Inc.,
             Jaguarcub Acquisition Corporation, Dialtone
             Stockholders' Representative

 2.08(a)(1)  Agreement and Plan of Merger dated as of       S-3/A       9/24/02          2.08       INLD
             August 30, 2002 by and among Interland,
             Inc., Panthercub Acquisition Corporation,
             InnerhoST, Inc., Spire Capital Partners,
             L.P., Spire Investment L.L.C.,
             Waller-Sutton Media Partners, L.P. and the
             other stockholders of iNNERHOST, Inc.

 2.08(b)     Amendment dated as of October 10, 2002 to                                                              x
             Agreement and Plan of Merger by and among
             Interland, Inc., iNNERHOST, Inc. and the
             stockholders of iNNERHOST, Inc.

                                                                                                                FILED
                                                                        INCORPORATED BY REFERENCE             PREVIOUSLY
                                                                                                               ON FORM     FILED
                                                                                                                10-K     HEREWITH
                                                            -----------------------------------------------  ----------  --------
EXHIBIT                     DESCRIPTION                     FORM         DATE          NUMBER   REGISTRANT*
-------                     -----------                     ----         ----          ------   -----------
 3.01        Unofficial Restated Articles of                10-Q        5/31/02          3.01       INLD
             Incorporation of Registrant (as amended
             through April 24, 2002)

 3.02        Unofficial Restated Bylaws of the              10K/A       5/31/02          3.02       INLD
             Registrant (as amended through August 6,
             2001)

 3.03        Amendment to Articles of Incorporation of       8-K        8/13/01          4.1        INLD
             Registrant

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

 4.04        August 30, 2002 Stock Restriction Agreement     2-3        9/24/02          4.04       INLD
             by and among Spire Capital Partners, L.P.,
             Spire Investment, L.L.C., and Waller-Sutton
             Media Partners, L.P.

 4.05        March 28, 2002 Amendment to Stock Rights       10-Q        5/31/02         10.112      INLD
             Agreement by and among Interland, Inc.,
             Bryan Heitman and Gabriel Murphy

 4.06        July 11, 2002 Amendment to Stock Rights        S-3/A       9/24/02          4.06       INLD
             Agreement by and among Interland, Inc.,
             Bryan Heitman and Gabriel Murphy

 10.35(a)+   Micron Electronics 1995 Stock Option Plan,      S-8        1/14/00          4.1        INLD
             as amended through August 29, 2001

 10.35(b)+   Form of Notice of Grant for Micron             10-K        8/31/01        10.35(b)     INLD
             Electronics 1995 Stock Option Plan

 10.35(c)+   Interland 1995 Stock Option Plan, as           10-K        8/31/01        10.35(c)     INLD
             amended August 30, 2001

 10.35(d)+   Form of Notice of Grant for Interland 1995     10-K        8/31/01        10.35(d)     INLD
             Stock Option Plan

                                                                                                                FILED
                                                                        INCORPORATED BY REFERENCE             PREVIOUSLY
                                                                                                               ON FORM     FILED
                                                                                                                10-K     HEREWITH
                                                            -----------------------------------------------  ----------  --------
EXHIBIT                     DESCRIPTION                     FORM         DATE          NUMBER   REGISTRANT*
-------                     -----------                     ----         ----          ------   -----------
 10.36(a)+   Micron Electronics 1995 Employee Stock         10-Q         6/1/95         10.36       INLD
             Purchase Plan, as amended through August 5,
             2001

 10.36(b)+   Interland 1995 Employee Stock Purchase         10-K        8/31/01         10.36       INLD
             Plan, as amended August 6, 2001

 10.38+      Form of Indemnification Agreement between      10-K        8/31/95         10.38       INLD
             the Registrant and its officers and
             directors

 10.39+      Form of Six-Month Termination Agreements       10-K        8/31/95         10.39       INLD
             for certain officers of the Registrant

 10.42       Amended and Restated Component Recovery         8-K        9/10.99         10.42       INLD
             Agreement, dated effective September 2,
             1999, between the Registrant and MTI

 10.44+      Form of Twelve-Month Termination Agreements    10-K        8/28/97         10.44       INLD
             for certain officers of the Registrant

 10.45+      Form of Two-Year Termination Agreements for    10-K        8/28/97         10.45       INLD
             certain officers of the Registrant

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

 10.52+      Employment Offer, dated January 10, 1998,      10-Q        2/26/98         10.52       INLD
             to Joel J. Kocher

 10.56+      Form of Employment, Severance and              10-K         9/3/98         10.56       INLD
             Non-compete Agreement for Certain Officers
             of the Registrant

 10.58+      The Registrant's Executive Incentive Plan,     10-Q        12/2/99         10.58       INLD
             as amended

                                                                                                                FILED
                                                                        INCORPORATED BY REFERENCE             PREVIOUSLY
                                                                                                               ON FORM     FILED
                                                                                                                10-K     HEREWITH
                                                            -----------------------------------------------  ----------  --------
EXHIBIT                     DESCRIPTION                     FORM         DATE          NUMBER   REGISTRANT*
-------                     -----------                     ----         ----          ------   -----------
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

 10.68+      Amended Non Qualified Stock Option             10-Q         6/1/00         10.68       INLD
             Agreement, dated April 6, 2000

 10.69+      Amended Non Qualified Stock Option             10-Q         6/1/00         10.69       INLD
             Agreement, dated April 6, 2000

 10.70(a)+   HostPro, Inc. 2000 Equity Incentive Plan I     10-K        8/31/00         10.70       INLD

 10.70(b)+   HostPro, Inc. 2000 Equity Incentive Plan II    10-K        8/31/00         10.71       INLD

 10.70(c)+   Form of Notice of Grant for HostPro, Inc.      10-K        8/31/00         10.72       INLD
             2000 Equity Incentive Plans

 10.70(d)+   Form of Notice of Grant for HostPro, Inc.      10-K        8/31/00         10.73       INLD
             2000 Equity Incentive Plans

 10.70(e)+   Micron Electronics 2001 Equity Incentive       10-Q        5/31/01         10.89       INLD
             Plan, as amended as of March 22, 2001

 10.70(f)+   Interland 2001 Equity Incentive Plan, as       10-K        8/31/01        10.70(f)     INLD
             amended August 6, 2001

 10.70(g)+   Form of Notice of Grant for Interland 2001     10-K        8/31/01        10.70(g)     INLD
             Equity Incentive Plan

 10.76       Amendment Number 1 to Amended and Restated     10-Q        11/30/00        10.76       INLD
             Component Recovery Agreement, dated
             November 16, 2000, between the Registrant
             and MTI

 10.77       Commercial Lease, dated March 22, 2001,         8-K        4/10/01         99.01       INLD
             between MTI and the Registrant

 10.78       Commercial Sublease, dated March 22, 2001,      8-K        4/10/01         99.02       INLD
             between MTI and the Registrant

                                                                                                                FILED
                                                                        INCORPORATED BY REFERENCE             PREVIOUSLY
                                                                                                               ON FORM     FILED
                                                                                                                10-K     HEREWITH
                                                            -----------------------------------------------  ----------  --------
EXHIBIT                     DESCRIPTION                     FORM         DATE          NUMBER   REGISTRANT*
-------                     -----------                     ----         ----          ------   -----------
 10.79+      The Registrant's Severance Plan for            10-Q         3/1/01         10.79       INLD
             Employees - 2001 Amendment and Restatement

 10.80+      The Registrant's Change in Control             10-Q         3/1/01         10.80       INLD
             Severance Plan

 10.81+      HostPro, Inc. 2000 Incentive Plan II -         10-Q         3/1/01         10.81       INLD
             Notice of Grant to Joel Kocher

 10.82+      Retention Agreement between the Registrant     10-Q         3/1/01         10.82       INLD
             and Mike Adkins, dated as of December 1,
             2000

 10.83+      Retention Agreement between the Registrant     10-Q         3/1/01         10.83       INLD
             and Steve Arnold, dated as of December 1,
             2000

 10.84+      Retention Agreement between the Registrant     10-Q         3/1/01         10.84       INLD
             and Sid Ferrales, dated as of December 1,
             2000

 10.85+      Retention Agreement between the Registrant     10-Q         3/1/01         10.85       INLD
             and Lyle Jordan, dated as of December 1,
             2000

 10.86+      Retention Agreement between the Registrant     10-Q         3/1/01         10.86       INLD
             and Jim Stewart, dated as of December 1,
             2000

 10.87+      Amended Retention Agreement between the        10-Q        5/31/01         10.87       INLD
             Registrant and Steve Arnold, dated as of
             April 7, 2001

 10.88+      Retention Agreement between the Registrant      8-K        5/31/01         10.88       INLD
             and Jeff Moeser, dated as of February 23,
             2001

 10.89       MTI Shareholder Agreement dated as of March    10-Q        4/10/01          2.01       INLD
             22, 2001 between the Registrant and MTI

 10.91       Operating lease for property located at        10-Q        5/31/01         10.90       INLD
             3250 Wilshire Blvd., Los Angeles,
             California, dated as of March 16, 1998

 10.92       Operating lease for property located at        10-Q         5/3/01         10.91       INLD
             3250 Wilshire Blvd., Los Angeles,
             California, dated as of March 19, 1999

                                                                                                                FILED
                                                                        INCORPORATED BY REFERENCE             PREVIOUSLY
                                                                                                               ON FORM     FILED
                                                                                                                10-K     HEREWITH
                                                            -----------------------------------------------  ----------  --------
EXHIBIT                     DESCRIPTION                     FORM         DATE          NUMBER   REGISTRANT*
-------                     -----------                     ----         ----          ------   -----------
 10.93       Operating lease for property located at        10-Q        5/31/01         10.92       INLD
             1450 Eagle Flight Way, Boise, Idaho, dated
             as of January 7, 2000

 10.94       Operating lease for property located at        10-Q        5/31/01         10.93       INLD
             3326 160th Avenue SE, Bellevue, Washington,
             dated as of December 16, 1999

 10.95(a)+   Employment Agreement dated December 2, 1999    S-1/A       6/26/00          10.6       INLD
             between the Company and Ken Gavranovic, as
             amended

 10.95(b)+   Employment Agreement Assumption and            10-K        8/31/01        10.95(b)     INLD
             Amendment dated March 22, 2001 between the
             Registrant and Ken Gavranovic, as amended

 10.96(a)+   Interland-Georgia Stock Incentive Plan          S-8        9/17/01        4.05(a)      INLD

 10.96(b)+   First Amendment to Interland-Georgia Stock      S-8        9/17/01        4.05(b)      INLD
             Incentive Plan

 10.96(c)+   Second Amendment to Interland-Georgia Stock     S-8        9/17/01        4.05(c)      INLD
             Incentive Plan

 10.96(d)+   Third Amendment to Interland-Georgia Stock      S-8        9/17/01        4.05(d)      INLD
             Incentive Plan

 10.96(e)+   Fourth Amendment to Interland-Georgia Stock     S-8        9/17/01        4.05(e)      INLD
             Incentive Plan

 10.97+      Promissory Note of Ken Gavranovic in favor     S-1/A       5/18/00         10.15       INLD
             of Interland-Georgia dated December 10, 1998

 10.98+      Promissory Note of Ken Gavranovic in favor     S-1/A       5/18/00         10.17       INLD
             of Interland-Georgia dated May 14, 1999

 10.99+      Stock Pledge Agreement between                 S-1/A       5/18/00         10.19       INLD
             Interland-Georgia and Ken Gavranovic dated
             May 14, 1999

 10.100(a)   Agreement of Lease between                     S-1/A       5/18/00        10.21(a)     INLD
             Interland-Georgia and 34 Peachtree
             Associates, L.P. dated November 19, 1997

                                                                                                                FILED
                                                                        INCORPORATED BY REFERENCE             PREVIOUSLY
                                                                                                               ON FORM     FILED
                                                                                                                10-K     HEREWITH
                                                            -----------------------------------------------  ----------  --------
EXHIBIT                     DESCRIPTION                     FORM         DATE          NUMBER   REGISTRANT*
-------                     -----------                     ----         ----          ------   -----------
 10.100(b)   First Amendment to Agreement of Lease          S-1/A       5/18/00        10.21(b)     INLD
             between Interland-Georgia and TCB #4,
             L.L.C. (f/k/a 34 Peachtree Associates,
             L.P.) dated July 6, 1998

 10.100(c)   Second Amendment to Agreement of Lease         S-1/A       5/18/00        10.21(c)     INLD
             between Interland-Georgia and TCB #4,
             L.L.C. (f/k/a 34 Peachtree Associates,
             L.P.) dated September 15, 1999

 10.101(a)   Amended and Restated Lease Agreement           S-1/A       5/18/00        10.22(a)     INLD
             between Interland-Georgia and 101 Marietta
             Street Associated dated September 29, 1999

 10.101(b)   First Amendment to Amended and Restated        S-1/A       5/18/00        10.22(b)     INLD
             Lease Agreement between Interland-Georgia
             and 101 Marietta Street Associates dated
             November 23, 1999

 10.102+     Employment Agreement dated April 1, 2000       S-1/A       5/18/00         10.23       INLD
             between Interland-Georgia and Mark K.
             Alexander

 10.103+     Employment Agreement dated February 15,        S-1/A        6/9/00         10.24       INLD
             2000 between Interland-Georgia and Robert
             Malally

 10.104(a)   SunTrust Plaza Garden Offices Lease            10-K        8/31/01       10.104(a)     INLD
             Agreement by and between SunTrust Plaza
             Associates, LLC and Interland-Georgia dated
             May 15, 2000

 10.104(b)   First Amendment to Lease Agreement by and      10-K        8/31/01       10.104(b)     INLD
             between SunTrust Plaza Associates, LLC and
             Interland-Georgia dated September 27, 2000

 10.105      Amended and Restated Registration Rights       10-K        8/3/101         10.105      INLD
             Agreement between the Registrant, MTI and
             certain shareholders of Interland named
             therein dated August 6, 2001

 10.106      Stock Purchase Agreement between MTI and       10-K        8/31/01         10.106      INLD
             Micron Semiconductor Products, Inc. dated
             as of August 30, 2001

                                                                                                                FILED
                                                                        INCORPORATED BY REFERENCE             PREVIOUSLY
                                                                                                               ON FORM     FILED
                                                                                                                10-K     HEREWITH
                                                            -----------------------------------------------  ----------  --------
EXHIBIT                     DESCRIPTION                     FORM         DATE          NUMBER   REGISTRANT*
-------                     -----------                     ----         ----          ------   -----------
 10.107      Donation Agreement between Micron              10-K        8/31/01         10.107      INLD
             Semiconductor Products, Inc. and the Micron
             Technology Foundation, Inc. dated as of
             August 30, 2001

 10.108(a)+  Employment Agreement between the Registrant                                                            x
             and Allen Shulman dated November 1, 2001

 10.108(b)+  Amendment to Employment Agreement between                                                              x
             the Registrant and Allen Shulman dated as
             of September 10, 2002.

 10.109      February 8, 2002 Investor Rights Agreement     10-Q        2/28/02         10.109      INLD
             by and among Interland, Inc., PAR
             Investment Partners, L.P., Hartford Capital
             Appreciation Fund, and certain other
             stockholders

 10.110(1)   Agreement and Plan of Merger dated as of       10-Q        2/28/02         10.110      INLD
             February 8, 2002, by and between
             CommuniTech.Net, Inc., Montana Acquisition
             Company, Inc., Interland, Inc., Gabriel
             Murphy, and Bryan Heitman

 10.111      Stock Repurchase Agreement dated as of         10-Q        5/31/02         10.111      INLD
             November 12, 2001 by and between Ken
             Gavanovic and Interland, Inc.

 10.112      Amendment to Stock Rights Agreement dated      10-Q        5/31/02         10.112      INLD
             as of March 28, 2002 by and among

 10.113      Promissory Note in the principal amount of                                                             x
             $5,370,006 dated July 20, 2001 in favor of
             U.S. Bank National Association

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

 10.115(2)   Microsoft Services Provider License                                                                    x
             Agreement dated as of January 15, 2002

 21.01       Subsidiaries of the Registrant                                                                         x

                                                                                                                FILED
                                                                        INCORPORATED BY REFERENCE             PREVIOUSLY
                                                                                                               ON FORM     FILED
                                                                                                                10-K     HEREWITH
                                                            -----------------------------------------------  ----------  --------
EXHIBIT                     DESCRIPTION                     FORM         DATE          NUMBER   REGISTRANT*
-------                     -----------                     ----         ----          ------   -----------
 23.01       Consent of Independent Accountants                                                                     x

 24.01       Power of Attorney                                                                                      x

 99.1        Certification of Chief Executive Officer
             under Section 906 of the Sarbanes-Oxley Act                                                                      x
             of 2002

 99.2        Certification of Chief Financial Officer
             under Section 906 of the Sarbanes-Oxley Act                                                                      x
             of 2002

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


                                            INTERLAND, INC.

Date:  April 18, 2003                       By: /s/ Allen L. Shulman
                                                --------------------------------
                                                Allen L. Shulman, Senior Vice
                                                President, Chief  Financial
                                                Officer, and General Counsel

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

Date: April 18, 2003                            /s/ Joel J. Kocher
                                                --------------------------------
                                                Joel J. Kocher

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



Date: April 18, 2003                            /s/ Allen L. Shulman
                                                --------------------------------
                                                Allen L. Shulman
                                                Senior Vice President, Chief
                                                Financial Officer, and
                                                General Counsel