Form 10-Q/A
period 2002-11-30
INTERLAND INC /MN/
filed 2003-04-18
CIK 854460

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1

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

The number of outstanding shares of the registrant's Common Stock on December 31, 2002 was 141,443,470.

                                EXPLANATORY NOTE


We are filing this amendment to Form 10-Q to amend Item 4 Controls and Procedures. Unless otherwise specified, all of the information in this Form 10-Q/A is as of January 14, 2003, the date of the original Form 10-Q, and none of the forward-looking information contained herein has been updated beyond that date.








PART I   FINANCIAL INFORMATION

Item 4.  Controls and Procedures.

The Company's chief executive officer, chief financial officer, and chief accounting officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13(a) - 14(c), and 15(d), which became effective August 29, 2002) within the 90 days preceding the January 14, 2003, filing of this quarterly report, in connection with the preparation of its quarterly report on Form 10-Q for the three months ending November 30, 2002. Based on this review, the chief executive officer, chief financial officer, and chief accounting officer concluded that our disclosure controls and procedures require further improvement.

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

In connection with the modifications made within the accounting department and significant improvements to the monthly close process mentioned above, beginning in November 2002 , all restructuring and business combination related accounting accruals are being monitored, reconciled and adjusted on a monthly basis. Additionally, the monthly account reconciliation's for accrued restructuring and business combination accruals include details of all activity and ending balances are reviewed and adjusted at each review date.

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

DISCLOSURE CONTROLS

In January, 2002, the Company instituted monthly meetings to review each significant department's activities. Each department was assigned a analyst to assist line management in analyzing financial performance and forecasting. Additionally, the department tracks non-financial metrics such as headcount and bandwith costs. Monthly reports are presented to the Chief Financial Officer, the Corporate Controller, and the Chief Financial Analyst at a monthly Financial Review meeting, and a similar report is presented to the Chief Financial Officer and the Chief Executive Officer at an Operations Review meeting. The department heads each meet at least monthly with the Chief Executive Officer. Management believes that this process helps to inform senior management of material developments that affect the business, and aids in providing adequate disclosure.

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


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits:

     Exhibit      Description

     3.01 Unofficial Restated Articles of Incorporation of Registrant (as amended through April 24, 2002) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended 5/31/02).

     3.02 Unofficial Restated Bylaws of the Registrant (as amended through April 24, 2002) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended 5/31/02).

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


                                  Interland, Inc.
                                  ---------------------------------------------
                                  (Registrant)




Dated: April 18, 2003             /s / Allen L. Shulman
                                  --------------------------------------------
                                  Senior Vice President, Chief Financial
                                  Officer, and General Counsel
                                  (Principal Financial Officer)

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   April 18, 2003
                                   /s/ Joel J. Kocher
                                   --------------------------------------------
                                   Joel J. Kocher
                                   Chairman of the Board, President and
                                   Chief Executive Officer

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 18, 2003
                                         /s/ Allen L. Shulman
                                         --------------------------------------
                                         Allen L. Shulman
                                         Senior Vice President, Chief
                                         Financial Officer,
                                         and General Counsel