Form 10-Q
period 2003-05-31
INTERLAND INC /MN/
filed 2003-07-15
CIK 854460

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

The number of outstanding shares of the registrant's Common Stock on June 30, 2003 was 162,374,054.


===============================================================================

                                                                                          Page
                                                                                          -----
PART I - FINANCIAL INFORMATION

     Item 1 Financial Statements
            Consolidated Statements of Operations...............................            2
            Consolidated Balance Sheets ........................................            3
            Consolidated Statements of Cash Flows ..............................            4
            Notes to Consolidated Financial Statements .........................            5

     Item 2 Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................           16

     Item 3 Qualitative and Quantitative Disclosures about Market Risk..........           34

     Item 4 Controls and Procedures.............................................           35

PART II - OTHER INFORMATION

     Item 1 Legal Proceedings...................................................           39
     Item 2 Changes in Securities and Use of Proceeds...........................           40
     Item 6 Exhibits and Reports on Form 8-K....................................           41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Interland, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)


                                                               For the three months ended       For the nine months ended
                                                               --------------------------       -------------------------
                                                               May 31,          May 31,          May 31,         May 31,
                                                                2003             2002             2003             2002
                                                              ---------        ---------        ---------        ---------
Revenues                                                      $  25,898        $  24,719        $  79,295        $  73,886

Operating costs and expenses:
  Network operating costs                                         8,065            7,544           27,235           26,075
  Sales and marketing                                             5,727            5,330           15,600           21,881
  Technical support                                               3,998            4,689           11,519           12,617
  General and administrative                                     12,004            7,932           32,260           28,257
  Bad debt expense                                                1,975            2,612            5,791            5,616
  Depreciation and amortization                                  22,194            9,923           47,590           25,293
  Restructuring costs                                             2,204             (668)           5,644             (986)
  Merger and integration costs                                       --              766              527            7,855
  Goodwill impairment                                            89,928               --           89,928               --
  Intangible asset impairment                                    13,868               --           13,868               --
  Other expense (income), net                                     1,558              117            1,627              745
                                                              ---------        ---------        ---------        ---------
  Total operating costs and expenses                            161,521           38,245          251,589          127,353
                                                              ---------        ---------        ---------        ---------
Operating loss                                                 (135,623)         (13,526)        (172,294)         (53,467)
Interest income (expense), net                                      (74)             (25)              77              293
                                                              ---------        ---------        ---------        ---------
Loss from continuing operations before taxes                   (135,697)         (13,551)        (172,217)         (53,174)
Income tax benefit (expense)                                       (629)          64,242             (629)          64,242
                                                              ---------        ---------        ---------        ---------
Net income (loss) from continuing operations                   (136,326)          50,691         (172,846)          11,068

Loss on disposal of discontinued operations, net of tax            (167)          (4,562)            (482)          (4,562)
                                                              ---------        ---------        ---------        ---------
Net income (loss)                                             $(136,493)       $  46,129        $(173,328)       $   6,506
                                                              =========        =========        =========        =========

Basic net income (loss) per share:
   Continuing operations                                      $   (0.94)       $    0.37        $   (1.22)       $    0.08
   Discontinued operations                                           --            (0.03)              --            (0.03)
                                                              ---------        ---------        ---------        ---------
                                                              $   (0.94)       $    0.34        $   (1.22)       $    0.05
                                                              =========        =========        =========        =========

Diluted net income (loss) per share:
   Continuing operations                                      $   (0.94)       $    0.36        $   (1.22)       $    0.08
   Discontinued operations                                           --            (0.03)              --            (0.03)
                                                              ---------        ---------        ---------        ---------
                                                              $   (0.94)       $    0.33        $   (1.22)       $    0.05
                                                              =========        =========        =========        =========
Number of shares used in per share calculation:
     Basic                                                      144,905          136,366          142,171          137,187
     Diluted                                                    144,905          139,293          142,171          139,080



The accompanying notes are an integral part of these consolidated financial statements.

INTERLAND, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                                                                             AS OF
                                                                                                 ------------------- ---------
                                                                                                   MAY 31,           AUGUST 31,
                                                                                                    2003                2002
                                                                                                 ---------           ---------
                                                                                                 (UNAUDITED)          (AUDITED)

Assets
           Cash and cash equivalents                                                             $  46,005           $  62,693
           Short term investments                                                                   19,500              43,388
           Receivables, net                                                                          6,835               9,139
           Income taxes recoverable                                                                    612               2,019
           Other current assets                                                                      3,086               3,292
           Restricted investments                                                                      333               6,894
                                                                                                 ---------           ---------
Total current assets                                                                                76,371             127,425
                                                                                                 ---------           ---------

           Restricted investments                                                                   19,702              27,409
           Property plant and equipment, net                                                        35,366              59,058
           Goodwill                                                                                 47,562             120,011
           Intangibles, net                                                                         22,605              53,250
           Investments held to maturity                                                               --                 7,512
           Other assets                                                                                425                 613
                                                                                                 ---------           ---------
Total assets                                                                                     $ 202,031           $ 395,278
                                                                                                 =========           =========

Liabilities and shareholders' equity
           Accounts payable                                                                      $   5,271           $   3,918
           Accrued expenses                                                                         26,706              30,364
           Current portion of long-term debt and capital lease obligations                          10,602              19,157
           Deferred revenue                                                                         12,347              19,629
                                                                                                 ---------           ---------
  Total current liabilities                                                                         54,926              73,068
                                                                                                 ---------           ---------

           Long-term debt and capital lease obligations                                              3,256              12,009
           Deferred revenue, long-term                                                                 475               1,195
           Other liabilities                                                                        10,849              11,276
                                                                                                 ---------           ---------
  Total liabilities                                                                                 69,506              97,548
                                                                                                 =========           =========

Shareholders' equity
           Common stock, $.01 par value, authorized 210 million shares,
            issued and outstanding 149.5 million and 141.3 million shares, respectively              1,496               1,413
           Additional capital                                                                      300,699             296,949
           Warrants                                                                                  4,990               1,690
           Deferred compensation                                                                    (1,238)             (2,228)
           Note receivable from shareholder                                                         (2,735)             (2,735)
           Retained earnings/(accumulated deficit)                                                (170,687)              2,641
                                                                                                 ---------           ---------
Total shareholders' equity                                                                         132,525             297,730
                                                                                                 ---------           ---------

                                                                                                 ---------           ---------
Total liabilities and shareholders' equity                                                       $ 202,031           $ 395,278
                                                                                                 =========           =========


The accompanying notes are an integral part of these consolidated financial statements.

INTERLAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)


                                                                                                       NINE MONTHS ENDED
                                                                                                 -----------------------------
                                                                                                   MAY 31,            MAY 31,
                                                                                                    2003               2002
                                                                                                 ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                                $(173,328)          $   6,506
Adjustments to reconcile net income (loss) to net cash provided by (used in)
             operating activities from continuing operations:
             Loss from discontinued operations                                                         482               4,562
             Loss on sale of assets                                                                  1,578                  --
             Depreciation and amortization                                                          47,590              25,293
             Provision for doubtful accounts                                                         5,791               5,615
             Goodwill and intangible asset impairment                                              103,796                  --
             Other non-cash adjustments                                                              1,997               4,019
             Changes in operating assets and liabilities
              net of effect of acquisitions:
                  Receivables, net                                                                  (3,624)            (10,363)
                  Income tax recoverable                                                               778              18,585
                  Other current assets                                                                 477                (336)
                  Accounts payable, accrued expenses and deferred revenue                          (12,422)            (16,168)
                                                                                                 ---------           ---------
Cash provided by (used) in operating activities of continuing operations                           (26,885)             37,713
                                                                                                 ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
             Expenditures for property, plant, and equipment                                       (10,024)             (8,991)
             Purchases of held-to-maturity investment securities                                   (30,300)            (69,042)
             Proceeds from held-to-maturity investment securities                                   61,700              77,598
             Net change in restricted investments                                                   14,293              (6,385)
             Acquisitions, net of cash acquired                                                     (4,590)            (32,505)
             Notes issued to related party                                                              --              (2,735)
                                                                                                 ---------           ---------
Cash provided by (used in) investing activities of continuing operations                            31,079             (42,060)
                                                                                                 ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
             Repayments of debt and capital lease obligations                                      (18,250)            (12,740)
             Proceeds from issuance of common stock                                                    433                 626
             Purchase and retirement of stock                                                         (985)             (7,278)
             Other                                                                                     (17)                 --
                                                                                                 ---------           ---------
Cash used in financing activities of continuing operations                                         (18,819)            (19,392)
                                                                                                 ---------           ---------
Net cash used in continuing operations                                                             (14,625)            (23,739)
Net cash used in discontinued operations                                                            (2,063)            (10,258)
                                                                                                 ---------           ---------
Net decrease in cash and cash equivalents                                                          (16,688)            (33,997)
Cash and cash equivalents at beginning of period                                                    62,693             142,675
                                                                                                 ---------           ---------
Cash and cash equivalents at end of period                                                       $  46,005           $ 108,678
                                                                                                 =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

BUSINESS -- Interland, Inc. (known as Micron Electronics, Inc. prior to August 6, 2001), together with its subsidiaries (collectively the "Company"), is a leading Web hosting and online services Company dedicated to helping small- and medium-sized businesses ("SMB") achieve success by providing the knowledge, services and tools to build, manage and promote businesses online. Interland offers a wide selection of online services, including standardized Web hosting, e-commerce, application hosting, and Web site development, marketing and optimization tools. Historically, the Company provided a variety of computer products and related services through its PC Systems, SpecTek, and Web hosting business segments. The Company disposed of its PC Systems and SpecTek business segments during the third quarter of fiscal 2001. The Company's Web hosting business remains as the Company's sole continuing operation. Prior to its disposal, the PC Systems business consisted of developing, marketing, manufacturing, selling and supporting a wide range of desktop and notebook systems and network servers under the micronpc.com brand name and selling, reselling, and supporting a variety of additional peripherals, software and services. Prior to its disposal, the SpecTek business consisted of processing and marketing various grades of memory products in either component or module form for specific applications.

HISTORY OF OPERATING LOSSES -- The Company's Web hosting business has incurred net losses and losses from operations for all but one quarter from inception through the first nine-months of fiscal 2003. The Company's future success is dependent upon its ability to achieve positive cash flow prior to the depletion of cash resources and its ability to raise funds, if needed. Nonetheless, the Company's current financial forecast supports management's expectation that the Company will have adequate cash resources to fund operations throughout fiscal 2004.

2.       SIGNIFICANT ACCOUNTING POLICIES

INTERIM UNAUDITED FINANCIAL INFORMATION -- The accompanying unaudited consolidated financial statements as of May 31, 2003 and for the three and nine-month periods ended May 31, 2003 and 2002, have been prepared in accordance with generally accepted accounting principles for interim financial information. In management's opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the three and nine-month periods ended May 31, 2003 are not necessarily indicative of the results that may be expected for the full year.

Effective with the Company's filing of Form 10-Q for the quarterly period ended February 28, 2003, the Company has revised the presentation of its consolidated statements of operations for all periods presented to conform to presentations used by others in the Web hosting industry. As the Company has migrated from a manufacturing entity to a Web hosting company, it believes its revised presentation reflects more appropriately its results of operation and allows for more comparability to its peers. The revised presentation removes the gross margin sub-total and instead classifies all operating expenses and costs in their respective line item. Additionally, depreciation and amortization expense, previously presented as components of network operating costs, general and administrative costs, sales and marketing costs and technical support costs is now presented separately. These reclassifications, none of which affect net loss, have been made to all periods presented to present the financial statements on a consistent basis.

BASIS OF PRESENTATION -- This report on Form 10-Q ("10-Q") for the third quarter ended May 31, 2003 should be read in conjunction with the Company's Annual Report on Form 10-K ("10-K") for the fiscal year ended August 31, 2002. The financial statements include the accounts of Interland, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


REVENUE RECOGNITION -- Revenues are primarily generated from shared and dedicated hosting, managed services, e-commerce services, applications hosting and domain name registrations. Revenues are recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to twenty-four months and typically require up-front fees. These fees, including set-up fees for hosting services, are deferred and recognized ratably over the customers' expected service period. Deferred revenues represent the liability for advance billings to customers for services not yet provided. The comparative deferred revenue balances for the period ended August 31, 2002 versus May 31, 2003 reflect a decrease primarily due to the continued conversion of customer accounts from term contracts to month-to-month contracts thereby reducing the timeframe related to services yet to be provided.

BASIC AND DILUTED INCOME (LOSS) PER SHARE -- Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding when their effect is dilutive. Potential common shares result from the assumed exercise of outstanding stock options and warrants. Because the Company reported income from continuing operations during the third quarter of fiscal 2002, the effect of potential common shares is included in the calculation of per share amounts.

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

INCOME TAXES -- The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

STOCK-BASED EMPLOYEE COMPENSATION -- The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees and has adopted the disclosure requirements of SFAS No. 123 and SFAS 148.

If the Company had elected to adopt the optional recognition provisions of SFAS No. 148, which uses the fair value based method for stock-based compensation, and amortized the fair value of the options to compensation expense on a straight-line basis over the vesting period of the options, the Company would have recorded $1.0 million and $2.7 million of compensation expense during the three and nine-month periods ending May 31, 2003 and $1.6 million and $3.2 million of compensation expense during the three and nine-month periods ending May 31, 2002. The following table illustrates the effect on net income or loss and earnings or loss per share if the company had applied the fair value recognition provisions of SFAS 148 to stock-based employee compensation:

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                          THREE-MONTH PERIOD ENDING           NINE-MONTH PERIOD ENDING
                                                       -------------------------------------------------------------------
                                                          5/31/03            5/31/02          5/31/03            5/31/02
                                                       -----------        -----------       -----------        -----------
Net income (loss) as reported                          $  (136,493)       $    46,129       $  (173,328)       $     6,506

Add:  Stock-based employee compensation
  expense included in reported net income,
  net of related tax effects                                   175                166               300                499

Deduct:  Total stock-based employee compensation
  expense determined under fair value method-
  based methods for all awards, net of tax effects            (961)            (1,616)           (2,708)            (3,233)

                                                       -----------        -----------       -----------        -----------
Proforma net income (loss)                             $  (137,279)       $    44,679       $  (175,736)       $     3,772
                                                       ===========        ===========       ===========        ===========

Earnings (loss) per share:

  Basic - as reported                                  $     (0.94)       $      0.34       $     (1.22)       $      0.05
                                                       ===========        ===========       ===========        ===========
  Basic - pro forma                                    $     (0.95)       $      0.33       $     (1.24)       $      0.03
                                                       ===========        ===========       ===========        ===========

  Diluted - as reported                                $     (0.94)       $      0.33       $     (1.22)       $      0.05
                                                       ===========        ===========       ===========        ===========
  Diluted - pro forma                                  $     (0.95)       $      0.32       $     (1.24)       $      0.03
                                                       ===========        ===========       ===========        ===========



RECENTLY ISSUED ACCOUNTING STANDARDS -- The FASB issued FIN No. 45 for all financial statements of interim or annual reports ending after December 15, 2002. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The provisions of this interpretation have no material impact on the Company.


3.   RESTRUCTURING AND FACILITY EXIT COSTS

During the fourth quarter of 2001, the Company approved and implemented a restructuring program in connection with its acquisition of Interland-Georgia. This finalized restructuring plan, for which all payments are expected to be completed by December 31, 2003, provides for the consolidation of the Company's operations and elimination of duplicative facilities obtained as a result of previous business acquisitions. In accordance with EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity," the restructuring costs, excluding asset impairments, were recognized as liabilities at the time management committed to the plan. Management determined that these costs provided no future economic benefit, they were incremental to other costs incurred by the Company prior to the restructuring, or were contractual obligations that existed prior to the date the plan was approved and were either continued after the exit plan was completed with no economic benefit to the Company or were non-cancelable without a penalty; and they were incurred as a direct result of the plan to exit the identified activities. The asset impairments were accounted for in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, during 2001, the Company recorded a charge of approximately $110.3 million related to employee termination benefits, facility closure costs, asset disposals and other exit costs which the Company has recorded in operating expenses.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


During the second quarter of 2003, the Company approved and initiated a program to exit certain facilities and consolidate those operations into other existing facilities. This restructuring plan is part of management's continued plan to streamline the Company's operations and to reduce the long-term operating costs. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," costs associated with these activities have been recognized and measured at their fair value in the period in which the liabilities are incurred. One-time termination benefits for employees required to render services until they are terminated in order to receive termination benefits are being recognized ratably over the future service period. The plan provided for the closure of three data center facilities, a reduction of those related workforces of approximately 171 employees, and the termination of bandwidth and data connectivity contracts in place at these and other facilities. Management plans to exit all three data centers by July 2003. Through the nine-months ended May 31, 2003, the Company has incurred $5.6 million in restructuring charges as follows: $1.8 million in lease termination costs, $1.1 million in bandwidth termination costs, $1.3 million in employee termination benefits, and $1.4 in fixed asset related charges. The Company does not expect to incur additional restructuring expenses in fiscal 2003.

The following table shows a reconciliation of the beginning and ending liability balances from August 31, 2002 through May 31, 2003, related to all restructuring activities recorded by the Company under both of the restructuring programs described in the above two paragraphs. The current period costs recorded are classified in the following table as "Plan charges," including a $1.0 million charge to property, plant and equipment that represents the write down of the remaining book value of fixed assets originally written down to their estimated salvage value. These accrued restructuring charges are reflected in the consolidated balance sheet in "Accrued expenses":


                                                          PROPERTY       BANDWDITH      EMPLOYEE
                                             LEASE        PLANT AND     TERMINATION    TERMINATION
                                          ABANDONMENT     EQUIPMENT        COSTS         BENEFITS        TOTAL
                                          -----------     ---------     -----------    -----------      -------
                                                                            (IN THOUSANDS)

BALANCE AT AUGUST 31, 2002                 $ 7,634        $    --        $ 1,179        $    --         $ 8,813

Plan charges                                  2,043          1,367          1,658          1,265          6,333
Cash Paid                                    (2,692)          (240)          (549)          (955)        (4,436)
Other Adjustments                              (216)          --             (527)          --             (743)
Non-cash write Downs                           --             (871)          --             --             (871)
                                            -------        -------        -------        -------        -------
BALANCE AT MAY 31, 2003                     $ 6,769        $   256        $ 1,761        $   310        $ 9,096
                                            =======        =======        =======        =======        =======

During the nine-month period ended May 31, 2003, the Company settled certain data connectivity contracts obligations for amounts less than original estimates. In connection with the settlements, the bandwidth termination costs accrual was reduced by $0.5 million and is reflected in the above table in "Other adjustments." In addition, one of the Company's lease abandonment liabilities was reduced by $0.2 million in connection with the reduction of the Company's obligation due to a sublease arrangement for the facility.

For the quarter and nine-months ending May 31, 2002, the Company recorded $(0.7) million and $(1.0) million to "Restructuring costs." In connection with the sale of the consumer dial-up accounts to SolutionPro, Inc., the Company assigned and transferred certain data connectivity contracts to SolutionPro, which released the Company from future termination penalties that had previously been accrued during the restructuring program. Accordingly, the Company reversed the accrual for these termination penalties.

4. MERGER AND INTEGRATION COSTS

During the nine-months ended May 31, 2003, the Company recorded $0.5 million to merger and integration costs for severance and relocation expenses.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

During the quarter and nine-month period ended May 31, 2002, the Company recorded $0.8 million and $7.9 million for financial advisory services, legal, accounting, relocation, employee stay bonuses and other non-capitalizable expenses directly related to merger and integration with Interland-Georgia.

5. ACQUISITIONS

Effective August 1, 2002, the Company acquired iNNERHOST, Inc. for an aggregate purchase price of $17.7 million, consisting of approximately $5.2 million in cash and up to 9,701,822 shares of Interland common stock . In addition, the purchase agreement stipulated that the purchase consideration was subject to adjustment based on the following provisions:

         - An earn-out provision that specified that the realization of the full purchase price by the shareholders of iNNERHOST would be contingent upon the iNNERHOST revenues for the three-month period following the date of acquisition being at least 95% of the historical monthly revenues. iNNERHOST revenues for the subject three-month period were in fact in compliance with this requirement and thus no modification to the purchase price and related consideration was necessary.

         - A price protection provision that specified that a pro-rata payback of shares to Interland if the average closing price for the five business days preceding the effective date of the registration statement covering shares issued in this acquisition is greater than $3.70 but less than $5.00 per share by the amount of the closing price over $2.50 per share. The agreement also provides additional payment of shares to the iNNERHOST shareholders on a pro-rata basis if the average closing price of five business days preceding the effective date of the registration statement covering shares issued in this acquisition is less than $2.50 per share but greater than $1.00 per share by the amount of the closing price below $2.50 per share.


During April 2003, the Company completed the registration process and issued an additional 5,530,284 shares of Interland common stock in accordance with the price protection provision bringing the total number of shares issued to 9,701,822 (including contingent shares described above). The acquisition of iNNERHOST was accounted for in accordance with SFAS No. 141,"Business Combinations." The contingently issued shares of the Company's stock did not affect the aggregate recorded cost of the acquisition.

In connection with the acquisition, 0.5 million shares of stock and $0.3 million were placed into escrow for one year to satisfy unidentified claims that occurred prior to the acquisition date. Management believes that the value of the escrow account is sufficient to cover all known claims that have a likely probability of an unfavorable outcome. The results of iNNERHOST's operations have been included in the consolidated financial statements since August 1, 2002, the effective date of acquisition. The aggregate purchase price was $17.7 million, including direct acquisition costs of $0.2 million.

During the second quarter ended February 28, 2003, the iNNERHOST purchase price allocation was completed and amounts were allocated to identifiable intangible assets and goodwill. The following table summarizes the purchase price allocation based on the fair values of the assets acquired and liabilities assumed at the date of acquisition:

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                        FAIR VALUE
                                                      --------------
                                                      (In Thousands)
Current assets                                         $  2,235
Property and equipment                                    6,995
Trade names and trademarks                                  200
Customer relationships                                    3,400
Other assets                                                512
Goodwill                                                  9,384
Current liabilities                                      (4,301)
Long-term liabilities                                      (676)
                                                       --------
    Net assets acquired                                $ 17,749
                                                       ========



On January 3, 2003, the Company acquired Trellix Corporation, a privately held developer of software-based Web site solutions. Founded in 1995, Trellix is a provider of private-label Web site publishing solutions, integrated business services, and low-cost hosting technology. The primary reason for the acquisition is that Trellix offers a suite of site-building tools and services that enable users to create professional Web sites. Trellix's product line offers an expansion of the existing Interland product line. Trellix's financial results are included in Interland's financial results beginning in January 2003. Initially, the estimated aggregate purchase price was approximately $12.2 million, however, based on Trellix's financial position on the date of close and a contractual working capital adjustment contained in the merger agreement, the actual aggregate purchase price was approximately $11.7 million consisting of $3.2 million in cash, three million shares of Interland stock, and six million warrants to purchase shares of Interland stock at a price of $5.00 per warrant. The Company is disputing an amount of $0.5 million with the Trellix Stockholders related to Trellix's working capital position at the time of close. This amount has not been included in the $11.7 million Trellix purchase price and if ultimately paid by Interland, the purchase price would increase to $12.2 million. The fair value of the warrants at the date of acquisition was $0.55 each using the Black-Scholes pricing model. The acquisition of Trellix accounted for the majority of the significant change in shareholders' equity by increasing the balance of additional capital by $4.9 million and warrants by $3.3 million.

The following table summarizes the purchase price allocation based on the fair values of the assets acquired and liabilities assumed at the date of acquisition:

                                               FAIR VALUE
                                             --------------
                                             (IN THOUSANDS)
Current assets                                 $    700
Property and equipment                              603
Trade names and trademarks                          140
Technology                                        5,900
Goodwill                                          8,096
Current liabilities                              (3,763)
                                               --------
    Net assets acquired                        $ 11,676
                                               ========

6.  ACQUIRED INTANGIBLES AND GOODWILL

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

The Company adopted SFAS 141 and 142 effective September 1, 2001. Upon adoption of SFAS 142, the Company no longer amortizes goodwill.

In accordance with the requirements of SFAS 142, the Company tests for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Interland performed an initial impairment assessment upon adoption at September 1, 2001, and determined that a transition charge was not required. During the third quarter of 2003, the Company completed the annual impairment test which entailed comparing the aggregate market value of the company's outstanding securities plus its liabilities to the aggregate carrying value of the Company's assets, including goodwill and other indefinite life intangible assets. The Company's market price of its stock has experienced significant volatility over the last fiscal year and closed as of May 31, 2003, with a market value significantly less than the value at the beginning of the fiscal year. Management retained valuation specialists to assist in the valuation of its tangible and identifiable intangible assets for purposes of determining the implied fair value of goodwill at May 31, 2003. Upon completion of the annual assessment, Interland recorded a non-cash impairment charge of $89.9 million to reduce the carrying value of goodwill to its estimated fair value of $47.6 million.

The following table discloses changes in the carrying amount of goodwill from August 31, 2002 through May 31, 2003:

                                            FOR THE NINE MONTHS ENDED
                                                   MAY 31, 2003
                                            -------------------------
Balance at the beginning of the year                 $ 120,011
  Goodwill acquired                                     17,479
  Impairment write-down                                (89,928)
  Other adjustment                                          --
                                                     ---------
Balance at the end of the first nine months          $  47,562
                                                     =========


Given the Company's aggressive acquisition strategy over the last two years, significant customer related intangible asset balances have accumulated through May 31, 2003. The Company has continued to monitor the performance of these acquired customer related intangible assets and during the third quarter, the Company determined that revenues, operating profits and cash flows from its Interliant, AT&T and Burlee customer account acquisitions, as well as customer relationship intangible assets from its CommuniTech, iNNERHOST and Dialtone acquisitions were materially less than previously estimated, primarily related to customer and Company initiated terminations. As such, the Company determined that these identifiable intangible assets needed to be tested for recoverability. Management used the expected present value of future cash flows to determine the fair value of these identifiable intangible assets and determined that the carrying amount of these assets was higher than their fair values. Upon completion of the assessment, Interland recorded a non-cash impairment charge of $13.9 million to reduce the carrying value of identifiable intangible assets to estimated fair values.

The following table summarizes intangible assets by asset class and related accumulated amortization as required by SFAS 142:

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                          AS OF MAY 31, 2003              AS OF AUGUST 31, 2002
                                                     --------------------------      ------------------------------
                                                      GROSS                            GROSS
                                                     CARRYING      ACCUMULATED        CARRYING         ACCUMULATED
                                                      AMOUNT       AMORTIZATION        AMOUNT         AMORTIZATION
                                                     --------      ------------       ---------       ------------
                                                                          (IN THOUSANDS)
Amortizable intangible assets:
      Core technology                                 $18,380          $ 7,398          $12,480          $ 2,683
      Customer account acquisitions                    16,333           12,167           25,424            5,298
      Customer relationships                            6,229            3,342            6,300              917
      Trademarks                                        5,740            1,551            5,400              831
      Other                                             1,162              781           13,998              623
                                                      -------          -------          -------          -------
      Total                                           $47,844          $25,239          $63,602          $10,352
                                                      =======          =======          =======          =======

Aggregate amortization expense:
      For the nine months ended May 31, 2003          $14,887

Estimated amortization expense:
      For the year ended August 31, 2003              $17,553
      For the year ended August 31, 2004              $ 8,835
      For the year ended August 31, 2005              $ 6,417
      For the year ended August 31, 2006              $ 2,807
      For the year ended August 31, 2007              $ 1,880

At August 31, 2002, included in "Other" was $12.8 million related to the acquisition of iNNERHOST. Upon completion of the purchase price allocation for iNNERHOST, this balance was allocated to the appropriate intangible asset categories and goodwill.

Core technology is amortized over a weighted average of four years, customer account acquisitions and customer relationships are amortized over a weighted average of three years, trademarks are amortized over a weighted average of seven years, and all other intangible assets are amortized over a weighted average of three years. The weighted average amortization period for all intangible assets as a group is four years. None of the goodwill balance is deductible for tax purposes.

7. PURCHASE BUSINESS COMBINATION LIABILITIES

In connection with the acquisitions of Interland-Georgia in fiscal 2001, iNNERHOST in fiscal 2002, and Trellix Corporation in January 2003, the Company accrued certain liabilities representing estimated costs of exiting certain facilities, termination of bandwidth contracts and involuntary termination of employees in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." These amounts are included in "Accrued expenses" on the balance sheet and are not included in the restructuring reserves discussed in Note 3. The following table shows the changes in the accrual from August 31, 2002:

INTERLAND, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                      EMPLOYEE
                                      LEASE          TERMINATION
                                    ABANDONMENT       BENEFITS           TOTAL
                                    -----------      -----------        -------
                                                 (IN THOUSANDS)

BALANCE AT AUGUST 31, 2002          $ 7,574           $   252           $ 7,826

Liabilities accrued                      --               675               675
Cash paid                            (6,563)             (623)           (7,186)
                                    -------           -------           -------
BALANCE AT MAY 31, 2003             $ 1,011           $   304           $ 1,315
                                    =======           =======           =======


In accordance with EITF 95-3, the additional $0.7 million of liabilities accrued during the nine-month period ended May 31, 2003 represent termination benefits for Trellix employees who were involuntarily terminated and for former iNNERHOST founders who had contracts entitling them to termination benefits under contractual obligations that existed prior to the acquisition date.

8. CONTINGENCIES

Interland is defending an employee class action lawsuit filed in the U.S. District Court for Idaho. In this case, five individual plaintiffs claim that when they were employees of Micron Electronics Inc. ("MEI") between 1999 and April 2001, they and other similarly situated employees did not receive overtime pay to which they were entitled under the Fair Labor Standards Act. Interland disputes these claims and believes the plaintiffs are not entitled to any material additional wages. The court conditionally certified a class of not more than eight hundred former employees, and notices of the litigation are being sent to these persons to give them the opportunity to "opt in" to the litigation. The parties are continuing to conduct discovery. At this early stage of the litigation, Interland is unable to estimate its total expenses, possible loss or range of loss that may ultimately be connected with the matter. This potential liability remains with Interland even though it sold the PC Systems business.

In February of 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of Communitech, which was acquired by Interland in February 2002. The Company's lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employee agreement, and also demands payment from Mr. Murphy under his delinquent $2.7 million promissory note. These notes are collateralized by 2,735,257 shares of the Company's common stock, and the receivable balance is shown on the balance sheet as a reduction in equity.

Messrs. Heitman and Murphy filed a lawsuit against Interland, its CEO, Mr. Joel Kocher, and Interland's subsidiary CommuniTech.Net, Inc., in Jackson County, Missouri claiming, among other things, that Interland acted unreasonably in failing to have the S-3 registration statement declared effective by the SEC on a timely basis and claiming that Interland and/or Mr. Kocher made inaccurate disclosures in connection with Interland's acquisition of Communitech. The complaint asks for compensatory and punitive damages in an unspecified amount. Interland believes that these claims are without merit and will not have a material adverse effect on Interland, and intends to vigorously defend the claims.

On March 14, 2003, Halo Management, LLC, filed a suit against Interland in the U.S. District Court for the Northern District of California. The suit alleges that Interland's use of "blueHALO" (U.S. Patent and Trademark Office Serial No. 78/135,621) to describe its proprietary web hosting architecture infringes on the plaintiff's registered trademark Halo (U.S. Patent and Trademark Office Serial No. 75/870,390; Registration No. 2,586,017). The suit requests an injunction against Interland's use of its blueHALO mark and money damages. Interland is investigating the matter but believes it will have meritorious defenses and plans to vigorously defend the matter.

Periodically, the Company is made aware that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


necessary to use intellectual property in its discontinued operation's products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and has accrued a liability and charged discontinued operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report. As of May 31, 2003, the Company had an aggregate amount of $0.5 million accrued for such matters.

In accordance with SFAS No. 5 "Accounting for Contingencies" the Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on its results of operations, its financial condition or its cash flows.

The Company is also a defendant in a number of other lawsuits which the Company regards as minor and unlikely to result in any material payment; nonetheless, the outcome of litigation may not be assured, and the Company's cash balances could be materially affected by an adverse judgment.

9. COMMON STOCK AND RELATED MATTERS

In March 2003, the board of directors authorized a stock repurchase program to acquire outstanding common stock. Under the program, up to $10.0 million of common stock could be reacquired over the next year. During the third quarter, the Company purchased approximately 852,000 shares of common stock at an aggregate cost of approximately $1.0 million.

The Company was notified by NASDAQ on May 22, 2003 that it had regained compliance with Marketplace Rule 4450(a)(5) since, by that time, the closing bid of the Company's common stock had been at $1.00 per share or greater for at least ten consecutive trading days.

10. SUBSEQUENT EVENTS

On June 13, 2003, the Company completed the previously announced acquisition of Hostcentric, Inc. for $25.8 million in cash and stock. In return for all outstanding shares of Hostcentric, Hostcentric shareholders received $3.0 million in cash and approximately 13.5 million shares of Interland stock. The number of shares to be issued was fixed as of the agreement's execution date. The results of Hostcentric's operations are not included in the consolidated financial statements given that the acquisition was completed subsequent to the end of the third quarter. Formed in 2000, Hostcentric is a privately held provider of a broad range of Web hosting services to small business and enterprise customers. The purchase price allocation for the acquisition of Hostcentric is still being finalized.

In June 2003, the Company announced that its board of directors had approved a 1-for-10 reverse stock split expected to go into effect by the end of the fourth quarter. In July, the Board set the record date and the effective date for the reverse stock split as August 1, 2003 and August 2, 2003. The following table discloses historical earning per share on a pre-split basis and pro forma earning per share on a post split basis:

INTERLAND, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                                                   HISTORICAL EARNINGS PER SHARE (PRE-SPLIT BASIS)
                                            ------------------------------------------------------------
UNAUDITED                                   FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                            --------------------------         -------------------------
                                              MAY 31,          MAY 31,          MAY 31,         MAY 31,
                                               2003             2002             2003            2002
                                            ----------       ----------        --------        --------

BASIC NET INCOME (LOSS) PER SHARE:
   Continuing operations                      $(0.94)         $ 0.37           $(1.22)         $  0.08
   Discontinued operations                        --           (0.03)              --            (0.03)
                                              ------          ------           ------          --------
                                              $(0.94)         $ 0.34           $(1.22)         $  0.05

DILUTED NET INCOME (LOSS) PER SHARE:
   Continuing operations                      $(0.94)         $ 0.36           $(1.22)         $  0.08
   Discontinued operations                        --           (0.03)              --            (0.03)
                                              ------          ------           ------          --------
                                              $(0.94)         $ 0.33           $(1.22)         $  0.05


                                                  PRO FORMA EARNINGS PER SHARE (POST-SPLIT BASIS)
                                           ------------------------------------------------------------
                                           FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                           --------------------------        --------------------------
BASIC NET INCOME (LOSS) PER SHARE:
   Continuing operations                      $(9.41)         $ 3.72           $(12.16)        $ 0.80
   Discontinued operations                     (0.01)          (0.33)            (0.03)         (0.33)
                                              ------          ------           -------         ------
                                              $(9.42)         $ 3.39           $(12.19)        $ 0.47

DILUTED NET INCOME (LOSS) PER SHARE:
   Continuing operations                      $(9.41)         $ 3.64           $(12.16)        $ 0.80
   Discontinued operations                     (0.01)          (0.33)            (0.03)         (0.33)
                                              ------          ------           -------         ------
                                              $(9.42)         $ 3.31           $(12.19)        $ 0.47

INTERLAND, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS CONTAINED IN THIS FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS AND ARE BEING PROVIDED IN RELIANCE UPON THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO STATEMENTS REGARDING INTERLAND'S EXPECTATIONS OF THE COMPANY'S FUTURE LIQUIDITY NEEDS, ITS EXPECTATIONS REGARDING ITS FUTURE OPERATING RESULTS INCLUDING ITS PLANNED INCREASE IN ITS REVENUE LEVELS AND THE ACTIONS THE COMPANY EXPECTS TO TAKE IN ORDER TO MAINTAIN ITS EXISTING CUSTOMERS AND EXPAND ITS OPERATIONS AND CUSTOMER BASE. ALL FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE HEREOF AND ARE BASED ON CURRENT MANAGEMENT EXPECTATIONS AND INFORMATION AVAILABLE TO IT AS OF SUCH DATE. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT. IT IS IMPORTANT TO NOTE THAT ACTUAL RESULTS COULD DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, AND INCLUDE RISKS ASSOCIATED WITH OUR TARGET MARKETS AND RISKS PERTAINING TO OUR ABILITY TO SUCCESSFULLY INTEGRATE THE OPERATIONS AND PERSONNEL OF THE RECENT ACQUISITIONS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTED RESULTS ARE IDENTIFIED IN "RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED AUGUST 31, 2002 AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. ALL QUARTERLY REFERENCES ARE TO THE COMPANY'S FISCAL PERIODS ENDED MAY 31, 2003, OR MAY 31, 2002, UNLESS OTHERWISE INDICATED. ALL ANNUAL REFERENCES ARE ALSO ON A FISCAL AUGUST 31ST YEAR-END BASIS, UNLESS OTHERWISE INDICATED. ALL TABULAR DOLLAR AMOUNTS ARE STATED IN THOUSANDS.

OVERVIEW

Interland is a leader in delivering standardized business-class Web hosting solutions to small- and medium-sized businesses. Interland offers a broad range of products and services, including shared and dedicated hosting services, electronic commerce and other application hosting services. Prior to its transformation in fiscal 2001, the Company also provided a variety of computer products and related services through PC Systems, a computer manufacturing business, SpecTek, a memory products business. During fiscal 2001, the Company discontinued its PC Systems and SpecTek businesses. Following the disposition of these business segments, the Company's ongoing operations became exclusively those of a Web hosting company that also provides Web site development solutions to small businesses.

The current Web hosting business was formed through twelve company or account acquisitions from 1999 through May 31, 2003. On August 2, 1999, the Company acquired 100% of the outstanding stock of NetLimited, Inc. d.b.a. "HostPro", a Web and applications hosting provider. On September 2, 1999, the Company acquired the property and equipment of Micron Internet Services, formerly a division of Micron Technology, a provider of dedicated, nationwide dial-up and broadband Internet access, virtual private network solutions and e-commerce services. On December 14, 1999, the Company acquired LightRealm, Inc., ("LightRealm"), a Kirkland, Washington-based Web and applications hosting and Internet access-company serving small- and medium-sized businesses. On March 16, 2000, the Company acquired Worldwide Internet Publishing Corporation, ("Worldwide Internet"), a Boca Raton, Florida-based Web hosting company that also served small- and medium-sized businesses. On August 6, 2001, the Company acquired Interland, Inc. ("Interland-Georgia"), an Atlanta, Georgia-based provider of a broad range of Web hosting, applications hosting and other related Web-based business solutions, specifically designed to meet the needs of small- and medium-sized businesses. In connection with the acquisition of Interland-Georgia, Micron Electronics, Inc., ("MEI"), changed its name to Interland, Inc. and its trading symbol to "INLD."

In October 2001, January 2002, and May 2002 respectively, the Company acquired the small business-focused shared and dedicated Web hosting customer accounts of Interliant, Inc., ("Interliant"), AT&T Corp., ("AT&T"), and Burlee Networks LLC, ("Burlee").

On February 8, 2002, the Company acquired CommuniTech.Net, Inc.,
("CommuniTech.Net"), a Kansas City, Missouri- based Web hosting company. On May 3, 2002, the Company acquired Dialtone, Inc., ("Dialtone"), a Fort Lauderdale, Florida-based leading dedicated Web hosting company.

As of August 1, 2002, the Company acquired iNNERHOST,Inc., ("iNNERHOST"), a Miami, Florida-based Web hosting company serving small- and medium-sized businesses.

INTERLAND, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On January 3, 2003, the Company acquired Trellix Corporation ("Trellix"), a privately held developer of software-based Web site solutions. Founded in 1995, Trellix is a provider of private-label Web site publishing solutions, integrated business services, and low-cost hosting technology. Trellix offers a suite of site building tools and services that enable users to create professional Web sites.

On December 19, 2002, the Company entered into a merger agreement to acquire Hostcentric, Inc. for $25.8 million in cash and stock. Formed in 2000, Hostcentric is a privately held provider of a broad range of Web hosting services to small business and enterprise customers. In return for all outstanding shares of Hostcentric, Hostcentric shareholders received $3 million in cash and approximately 13.5 million shares of Interland stock. The transaction closed on June 13, 2003.

Interland's business is rapidly evolving as a result of the acquisitions detailed above. The Company also has a limited operating history as a Web hosting company. The Company's rapid annual hosting revenue growth primarily has been the result of its acquisitions. In order to reduce expenses, the Company exited redundant facilities, reduced the associated work force and terminated contracts related to unused Internet connectivity or "bandwidth." As a result, the Company does not believe its historical financial results are indicative of expected future results. Going forward, the Company does not anticipate further acquisitions as a means of growing revenue, but rather to pursue organic growth strategies, including execution of plans to offer combined website design, website hosting, and marketing consultation to small- and medium-sized businesses, sometimes referred to as a "mass-market" or "mainstream market" strategy. Furthermore, the Company expects to realize substantial cost efficiencies in the fourth quarter of fiscal 2003 and beyond as a result of the integration of previously acquired companies. Management expects that these efforts will result in quarterly operating cost savings of $7.0 million, effective with the fourth quarter of fiscal 2003, as compared with the first quarter of fiscal 2003. These reductions are expected to continue to benefit the Company in the future.

DISCONTINUED OPERATIONS

PC SYSTEMS

In fiscal 2001, the Company discontinued the operations of its PC Systems business segment, which was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC, ("GTG PC"), an affiliate of the Gores Technology Group. Under the terms of the agreement, GTG PC received assets, which included $76.5 million in cash, and assumed specified liabilities of the PC Systems business. The Company retained all liabilities of the PC Systems business not assumed by GTG PC, including, for example, liabilities for taxes arising prior to the closing of the transaction, employee termination and related expenses and any contingent liabilities arising prior to the closing date.

Through May 31, 2003, or for the applicable statute of limitations with respect to taxes and government contracts, the Company is obligated to indemnify the purchaser and affiliated entities for any breaches of the representations and warranties contained in the agreement. In addition, the Company is obligated for an indefinite period of time to indemnify the purchaser and affiliated entities for any breaches in covenants. The agreement provides that the maximum aggregate liability of the Company for indemnification under the agreement is $10.0 million. To date, the Company has not made any indemnification payments in regards to these matters. Furthermore, the Company believes that it is unlikely that any material claims will be made, and therefore has not recorded any liability for this indemnification.

For the quarter and nine-months ending May 31, 2003, the Company recorded expenses of $167,000 and $482,000, respectively, primarily related to legal expenses for its discontinued operations.


RESULTS OF CONTINUING OPERATIONS

Effective with the filing of the Company's Form 10-Q for the fiscal quarter ending February 28, 2003 the Company revised the presentation of its consolidated statements of operations for all periods presented to conform to presentations used by others in the industry. The revised presentation removes the gross margin sub-total and instead classifies all operating

INTERLAND, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


expenses and costs in their respective line item. Additionally, depreciation and amortization have been removed as components of network operating costs, general and administrative costs, sales and marketing costs and technical support costs and are instead presented on a separate line item. These reclassifications, none of which affect net loss, have been made to all periods to present the financial statements on a consistent basis.

The Company's consolidated financial information presents the net effect of discontinued operations separate from the results of the Company's continuing operations. Historical financial information has been reclassified to consistently present the discontinued operations, and the discussion and analysis that follow generally focuses on continuing operations. The following table sets forth, for the periods indicated, certain data derived from the Company's consolidated statements of operations as a percentage of revenues:

                                                       FOR THE QUARTER ENDED       FOR THE NINE MONTHS ENDED
                                                     -----------------------       -------------------------
                                                      MAY 31,        MAY 31,          MAY 31,        MAY 31,
                                                       2003           2002             2003            2002
                                                     --------        -------          -------        -------
Revenues                                              100.0%          100.0%           100.0%         100.0%
Operating costs and expenses:
  Network operating costs                              31.1%           30.5%            34.3%          35.3%
  Sales and marketing                                  22.1%           21.6%            19.7%          29.6%
  Technical support                                    15.4%           19.0%            14.5%          17.1%
  General and administrative                           46.4%           32.1%            40.7%          38.2%
  Bad debt expense                                      7.6%           10.6%             7.3%           7.6%
  Depreciation and amortization                        85.7%           40.1%            60.0%          34.2%
  Restructuring costs                                   8.5%           -2.7%             7.1%          -1.3%
  Merger and integration costs                                          3.1%             0.7%          10.6%
  Goodwill Impairment                                 347.2%             --            113.4%            --
  Intangible asset impairment                          53.5%             --             17.5%            --
  Other expense (income), net                           6.0%            0.5%             2.1%           1.0%
                                                     ------           -----           ------          -----
  Total operating costs and expenses                  623.7%          154.7%           317.3%         172.4%
                                                     ------           -----           ------          -----
Operating loss                                       -523.7%          -54.8%          -217.3%         -72.4%

Interest income (expense), net                         -0.3%           -0.1%             0.1%           0.4%
                                                     ------           -----           ------          -----
Loss from continuing operations before taxes         -524.0%          -54.9%          -217.2%         -72.0%
Income tax benefit (expense)                           -2.4%          259.9%            -0.8%          86.9%
                                                     ------           -----           ------          -----
Net income (loss) from continuing operations         -526.4%          205.0%          -218.0%          14.9%
                                                     ======           =====           ======          =====




The loss from continuing operations increased $187.0 million, or 368.9% for the quarter ended May 31, 2003, and increased $183.9 million, or 1,661.7%, respectively, for the nine-months ended May 31, 2003 when compared to the same periods of the prior fiscal year. The basic loss per share increased $1.31 per share, or 354.1% for the quarter ended May 31, 2003, and increased $1.30 per share, or 1,625.0%, respectively, for the nine-months ended May 31, 2003 when compared to the same periods of the prior fiscal year. The diluted loss per share increased $1.30 per share, or 361.1% for the quarter ended May 31, 2003, and increased $1.30 per share, or 1,625.0%, respectively, for the nine-months ended May 31, 2003 when compared to the same periods of the prior fiscal year.

INTERLAND, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MAY 31, 2003 AND 2002

REVENUES


                          FOR THE QUARTER ENDED             FOR THE NINE MONTHS ENDED
                         -----------------------           --------------------------
                          MAY 31,          MAY 31,          MAY 31,          MAY 31,
                           2003             2002             2003             2002
                         -------          -------          -------          -------
Hosting revenue          $24,927          $24,269          $77,096          $72,451
Other revenue                971              450            2,199            1,435
                         -------          -------          -------          -------
Total revenue            $25,898          $24,719          $79,295          $73,886
                         =======          =======          =======          =======

Total revenues increased $1.2 million, or 4.8%, and $5.4 million, or 7.3%, respectively, for the quarter and for the nine-months ended May 31, 2003 when compared to the same periods of the prior fiscal year. Hosting revenues increased 2.7% to $24.9 million and 6.4% to $77.1 million, respectively, for the quarter and for the nine-months ended May 31, 2003 when compared to the same periods of the prior fiscal year. Hosting revenues are comprised of shared, dedicated, and application hosting services and domain name registrations. The growth in hosting revenues, which is primarily attributable to acquisitions, continues to be offset by account cancellations. These cancellations may occur as a result of: a) customer action; b) termination by the Company for non-payment; or c) termination by the Company as a result of a decision to no longer provide a particular service. The Company has not, during its period of acquisition and integration, focused on organic growth, and has reduced its spending on marketing and advertising from the spending levels of the first quarter of fiscal 2002. Consequently, the Company has, aside from acquisitions, yet to achieve overall growth in revenue. As previously discussed in the Overview section, the Company does not expect to make further revenue-oriented acquisitions now that it has acquired Trellix and Hostcentric, which the Company does expect will provide additional revenue. Although the Company intends to increase the net revenue of its Web hosting business, it will focus on the mainstream market as the primary source of future growth.

Other revenues increased $0.5 million, or 115.8%, and $0.8 million, or 53.2%, respectively, for the quarter and for the nine- months ended May 31, 2003 when compared to the same periods of the prior fiscal year. Other revenues are primarily comprised of consulting, co-location, and web-based business solution services. The increases are due to the inclusion of Trellix revenues, which consist of Web-based business solution services.

As of May 31, 2003, the Company had approximately 171,000 paid shared hosting customer accounts and managed approximately 7,000 dedicated servers, many of which host multiple web sites, compared to approximately 221,000 paid shared hosting customer accounts and approximately 6,600 dedicated servers at May 31, 2002. The decrease in shared hosting customer accounts is primarily due to account churn, integration breakage and the deactivation of non-paying accounts during the last three quarters. The increase in dedicated servers is primarily attributable to the Company's acquisitions completed during fiscal 2002 and improved sales performance. Additionally, the Company acquired approximately 62,000 hosting accounts from Trellix, although these accounts each contribute substantially less revenue per account than the Company's other hosting accounts. The Company has experienced average revenues per unit ("ARPU") increases for both shared hosting and dedicated hosting services during the three and nine-months ended May 31, 2003, as compared to the same periods of the prior fiscal year. These increases are most directly related to the customer accounts obtained thru recent acquisitions.

OPERATING COSTS AND EXPENSES

NETWORK OPERATING COSTS

Network operating costs increased 6.9% to $8.1 million and 4.4% to $27.2 million, respectively, for the quarter and for the nine-months ended May 31, 2003 from $7.5 million and $26.1 million in the same periods of the prior year. As a percentage of revenues, the Company's network operating expenses were 31.1% and 34.3%, respectively, for the quarter and for the nine-months ended May 31, 2003 as compared to 30.5% and 35.3% in the same periods of the prior fiscal year. The increase in

INTERLAND, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

network operating expense in the third quarter of fiscal 2003 was primarily related to expenses incurred in a $0.4 million buyout of a domain registration agreement, and $0.6 million of costs to secure maintenance agreements in support of network software and hardware infrastructure, partially offset by $0.5 million of reduced data connectivity costs in regard to the execution of more favorable bandwidth contracts. As a result of completing the Company's restructuring, integration, and transition plans with an in-year cost of approximately $16.1 million, management expects to realize approximately $25.0 million of annualized operating cost savings effective with the fourth quarter of fiscal 2003.

SALES AND MARKETING

Sales and marketing expenses increased 7.4% to $5.7 million and decreased 28.7% to $15.6 million, respectively, for the quarter and for the nine-months ended May 31, 2003 from $5.3 million and $21.9 million in the same periods of the prior year. The Company's sales and marketing expenses as a percentage of revenues were 22.1% and 19.7%, respectively, for the quarter and for the nine-months ended May 31, 2003 as compared to 21.6% and 29.6% in the same periods of the prior fiscal year. The increase in sales and marketing expenses in the third quarter of fiscal 2003 is primarily due to an increase in marketing expenditures of $0.3 million targeted at the mainstream market initiative. The $6.3 million decrease in sales and marketing expenses for the nine-month period ended May 31, 2003 as compared to the same period of the prior fiscal year is primarily due to greater use of on-line advertising. Management expects the trend of reduced advertising expenses to continue into fiscal 2004.

TECHNICAL SUPPORT

Technical support expenses decreased 14.7% to $4.0 million and 8.7% to $11.5 million, respectively, for the quarter and for the nine-months ended May 31, 2003 from $4.7 million and $12.6 million in the same periods of the prior year. The Company's technical support expenses as a percentage of revenues were 15.4% and 14.5%, respectively, for the quarter and for the nine-months ended May 31, 2003 compared to 19.0% and 17.1% in the same periods of the prior fiscal year. The decrease in technical support expenses in the third quarter from the same quarter of the prior fiscal year was primarily attributable to a $0.4 million reduction in e-mail product third party support expenses and a $0.3 million reduction in professional fees pertaining to process reengineering and improvement initiatives undertaken in the prior fiscal year.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 51.3% to $12.0 million and increased 14.2% to $32.3 million, respectively, for the quarter and for the nine-months ended May 31, 2003 from $7.9 million and $28.3 million in the same periods of the prior year. As a percentage of revenues, the Company's general and administrative expenses were 46.4% and 40.7%, respectively, for the quarter and for the nine-months ended May 31, 2003 as compared to 32.1% and 38.2% in the same periods of the prior fiscal year. The primary factors causing the increase in general and administrative expenses in the third quarter of fiscal 2003 were $1.2 million of additional salary and benefit costs associated with the acquired workforces of Dialtone Internet, iNNERHOST and Trellix, $0.9 million of litigation expenses arising from the integration of recent acquisitions and related security registration costs, $0.4 million in staffing relocation costs necessary to complete consolidation initiatives, $0.5 million of spending to terminate uneconomical facility leases, and $0.2 million of incremental management travel related expenses associated with investor relations and acquisition related activities.

BAD DEBT EXPENSE

Bad debt expense decreased 24.4% to $2.0 million and increased 3.1% to $5.8 million, respectively, for the quarter and for the nine-months ended May 31, 2003 from $2.6 million and $5.6 million in the same periods of the prior year. As a percentage of revenues the Company's bad debt expense was 7.6% and 7.3%, respectively, for the quarter and the nine-months ended May 31, 2003 as compared to 10.6% and 7.6% in the same periods of the prior fiscal year. The decrease in bad debt expense for the third quarter of fiscal 2003 versus the same quarter of fiscal 2002 is due to more stringent collection and termination policies, which decreased Days Sales Outstanding to 24.5 days at May 31, 2003 from 59.6 days at May 31, 2002. The increase in bad debt expense during the nine-month period of fiscal 2003 as compared to the same period of fiscal 2002 was a direct consequence of the write-off and deactivation of non-paying accounts and the institution of more stringent credit policies particularly as applied to acquired customer accounts of Interland-Georgia, CommuniTech.Net, Dialtone Internet, and iNNERHOST.

INTERLAND, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased 123.7% to $22.2 million and 88.2% to $47.6 million, respectively, for the quarter and for the nine-months ended May 31, 2003 from $9.9 million and $25.3 million in the same periods of the prior year. The Company's depreciation and amortization expenses as a percentage of revenues were 85.7% and 60.0%, respectively, for the quarter and for the nine-months ended May 31, 2003 as compared to 40.1% and 34.2% in the same periods of the prior fiscal year. The third quarter increase in fiscal 2003 depreciation expense is partially due to the accelerated depreciation of assets associated with closed data centers as follows: $1.8 million for the Los Angeles data center, $0.8 million for the Kansas City data center, and $4.2 million for the Seattle data center. Also contributing to the increased expense level is $2.3 million of additional intangible asset amortization charges associated with fully utilized core technology. The remaining increase is due to $3.2 million of additional depreciation expense for acquired entities.

RESTRUCTURING COSTS

Restructuring costs increased 429.9% to $2.2 million and 672.4% to $5.6 million, respectively, for the quarter and for the nine-months ended May 31, 2003 from $(0.7) million and $(1.0) million in the same periods of the prior year. During the third quarter of fiscal 2003, the Company's restructuring costs were associated with the closure and consolidation of data centers and were comprised of $1.0 million for employee-related severance, $0.5 million for facility lease termination charges, and $0.7 million for the termination of bandwidth connectivity contracts. During the third quarter of fiscal 2002, the Company settled a disputed tenant improvement allowance with the landlord of an exited facility, which gave rise to a $0.7 million expense reduction. Also during the nine month period ended May 31, 2002, the Company assigned and transferred certain data connectivity contracts to SolutionPro, Inc., which released the Company from previously accrued expenses and resulted in an additional $0.3 million expense reduction.

MERGER AND INTEGRATION COSTS

During the Company's fiscal third quarter, no merger and integration costs were incurred. During the nine months ended May 31, 2003, $0.5 million of expenses were incurred for employee severance and relocation payments. During the quarter and nine-month period ended May 31, 2002, the Company recorded $0.8 million and $7.9 million for financial advisory services, legal, accounting, relocation, employee stay bonuses and other non-capitalizable expenses directly related to merger and integration of the business following the Interland-Georgia acquisition and other acquisitions occurring in fiscal 2002.

GOODWILL IMPAIRMENT

In accordance with the requirements of SFAS 142, the Company completed its annual goodwill impairment test which entailed comparing the aggregate market value of the company's outstanding securities plus its liabilities to the aggregate carrying value of the Company's assets, including goodwill and other indefinite life intangible assets. The Company's market price of its stock has experienced significant volatility over the last fiscal year and closed as of May 31, 2003, with a market value significantly less that the value at the beginning of the fiscal year. Management retained valuation specialists to assist in the valuation of its tangible and identifiable intangible assets for purposes of determining the implied fair value of goodwill at May 31, 2003. Upon completion of the annual assessment, Interland recorded a non-cash impairment charge of $89.9 million to reduce the carrying value of goodwill to its estimated fair value of $47.6 million.

OTHER EXPENSE (INCOME), NET

During the three month period ended May 31, 2003, the Company recognized $1.6 million of other expenses associated with a loss recognition related to the disposal of long-lived assets in accordance with SFAS No. 144.

IDENTIFIABLE INTANGIBLE ASSET IMPAIRMENT

Given the Company's aggressive acquisition strategy over the last two years, significant customer related intangible asset balances have accumulated through May 31, 2003. The Company has continued to monitor the performance of these acquired customer related intangible assets and during the third quarter, the Company determined that revenues, operating profits and

INTERLAND, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

cash flows from its Interliant, AT&T and Burlee customer account acquisitions, as well as customer relationship intangible assets from its CommuniTech, iNNERHOST and Dialtone acquisitions were materially less than previously estimated, primarily related to customer and Company initiated terminations. As such, the Company determined that these identifiable intangible assets needed to be tested for recoverability. Management used the expected present value of future cash flows to determine the fair value of these identifiable intangible assets and determined that the carrying amount of these assets was higher than their fair values. Upon completion of the assessment, Interland recorded a non-cash impairment charge of $13.9 million to reduce the carrying value of identifiable intangible assets to estimated fair values.

INTEREST INCOME (EXPENSE), NET

Interest income (expense), net increased 196.0% to $(74) thousand and decreased 73.7% to $77 thousand respectively, for the quarter and for the nine-months ended May 31, 2003 from $(25) thousand and $0.3 million for the same periods of the prior year. Interest income (expense), net consists of interest income earned on the Company's combined cash and cash equivalents, short-term investments, and restricted investments of $85.5 million, less interest expense on debt (primarily capital leases) of $13.8 million. The reduction in interest income (expense), net is primarily due to the lower levels of cash and liquid investments that were available for investment, lower interest rates during the third quarter of fiscal 2003 versus the same period in fiscal 2002, and interest expense incurred in the early payoff of an outstanding line of credit.

INCOME TAX EXPENSE

Income tax expense of $0.6 million was recorded in the third quarter of fiscal 2003. This expense resulted from an adjustment to the income tax receivable asset.

NET CASH USED IN OPERATING ACTIVITIES AND EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

EBITDA is defined as net income less (i) provision for income taxes, (ii) interest income or expense, and (iii) depreciation and amortization. EBITDA is not an indicator of financial performance under generally accepted accounting principles and may not be comparable to similarly captioned information reported by other companies. In addition, it does not replace net income (loss), operating income (loss), or cash flows from operating activities as indicators of operating performance. The effect of taxes and interest on Interland's net loss is not significant, but depreciation and amortization, primarily as a result of acquisitions, is significant. The Company believes that measuring the performance of the business without regard to non-cash depreciation and amortization can make trends in operating results more readily apparent, and when considered with other information, assist investors and other users of the Company's financial statements who wish to evaluate the Company's ability to generate future cash flows.

For the third quarter ending May 31, 2003, the Company's EBITDA decreased $109.8 million or 3,048.1% to a loss of $113.4 million as compared to a loss of $3.6 million for the third quarter of fiscal 2002. The decrease in third quarter EBITDA is primarily the result of the following: $89.9 million for goodwill impairment, $13.9 million for identifiable intangible asset impairment, and the $1.6 million loss recognized on the disposal of long lived assets. For the nine-months ending May 31, 2003, the Company's EBITDA decreased $96.5 million or 342.6% to a loss of $124.7 million as compared to a loss of $28.2 million for the nine-months ended May 31, 2002. The decrease in year-to-date EBITDA is primarily due to the same factors affecting the third quarter results and partially offsetting reductions of a $6.3 million decrease in sales and marketing costs and a $7.3 million decrease in merger and integration costs.

The following table reflects the calculation of EBITDA from continuing operations and a reconciliation to net cash provided by (used in) operating activities:

INTERLAND, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                                QUARTER  ENDED             NINE MONTHS ENDED
                                                                            -----------------------      -----------------------
                                                                              MAY 31,      MAY 31,        MAY 31,        MAY 31,
                                                                               2003         2002           2003           2002
                                                                            ---------     ---------      ---------     ---------
Net income (loss)                                                           $(136,493)    $  46,129      $(173,328)    $   6,506
                                                                            ---------     ---------      ---------     ---------
     Depreciation and amortization                                             22,194         9,923         47,590        25,293
     Interest expense (income)                                                     74            25            (77)         (293)
     Income tax expense (benefit)                                                 629       (64,242)           629       (64,242)
     Discontinued operations                                                      167         4,562            482         4,562

                                                                            ---------     ---------      ---------     ---------
EBITDA from continuing operations                                           $(113,429)    $  (3,603)     $(124,704)    $ (28,174)
                                                                            =========     =========      =========     =========

     Interest (expense) / income                                                  (74)          (25)            77           293
     Provision for bad debts                                                    1,975         2,612          5,791         5,615
     Other non-cash adjustments                                               106,273         2,544        107,371         4,019
     Income tax (expense) benefit                                                (629)       64,242           (629)       64,242
     Changes in assets and liabilities:
          Income tax recoverable                                                 --            --              778        18,585
          Receivables, net                                                     (2,086)       (1,162)        (3,624)      (10,363)
          Other current assets                                                    820          (205)           477          (336)
          Accounts payable, accrued expenses, and deferred revenue             (4,185)      (10,277)       (12,422)      (16,168)
                                                                            ---------     ---------      ---------     ---------

Net cash provided by (used) in operating activities                         $ (11,335)    $  54,126      $ (26,885)    $  37,713
                                                                            =========     =========      =========     =========

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2003, the Company had $46.0 million in cash and cash equivalents as noted on the Company's consolidated balance sheet and statement of cash flows. In addition, the Company had $19.5 million in short-term investments and $20.0 million in short and long-term restricted investments representing a total of $85.5 million of restricted and unrestricted cash and investments. This represents a decrease of $62.4 million compared to August 31, 2002.

On a comparative basis cash used in operating activities of continuing operations increased $64.6 million or 171.3% to $26.9 million for the nine-months ended May 31, 2003 versus the $37.7 million of cash provided by operating activities for the same period in the last fiscal year. The primary reason for the cash provided by operating activities during the nine-months ended May 31, 2002, is the receipt of approximately $85.0 million of income tax refunds offset by $56.1 million of cash required to fund operations during that period. During the nine-months ended May 31, 2003, the Company utilized $17.7 million of cash expenditures for integration and restructuring activities and $5.4 million to pay off a credit line. Cash provided by investing activities increased $73.1 million or 173.9% to $31.1 million for the nine-months ended May 31, 2003 versus $42.1 million of cash used in investing activities for the same period in the last fiscal year. The increase in cash generated from investing activities is primarily related to changes in the Company's acquisition and investment philosophy. Recent acquisitions have been financed principally by stock issuance. The Company's current fiscal year investment strategy has favored more liquid investment facilities. Cash used in financing activities decreased $0.6 million or 3.0% to $18.8 million for the nine-month period ended May 31, 2003 versus the $19.4 million of cash used in financing activities for the same period of last fiscal year. The decrease in cash used in financing activities is primarily due to a significantly lower volume of repurchases during the past three fiscal quarters. Cash used in discontinued operations decreased $8.2 million or 79.9% to $2.1 million for the nine-months ended May 31, 2003 versus the $10.3 million of cash used to fund discontinued operations during the same period of the last fiscal year. The primary reason for the decrease in cash used in discontinued operations is the continued winding down of the computer products and services businesses.

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

In July 2001, the Company entered into a financing arrangement with U.S. Bancorp Oliver-Allen Technology Leasing for a sale and leaseback of up to $14.6 million for certain equipment, primarily computer hardware. The stated interest rate on the facility is 5.75%. In January 2002, the Company repurchased certain of the leased assets from U.S. Bancorp Oliver-Allen Technology Leasing at a total cost of $2.9 million. In connection with the repurchase, approximately $3.3 million of cash and equivalents became unrestricted. As of May 31, 2003, the principal balance on the facility was $4.9 million. As of May 31,

INTERLAND, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2003, the Company has pledged $8.2 million as collateral for this agreement. The restrictions prevent the Company from utilizing the related cash and cash equivalents until all of its obligations under the lease are satisfied.

Prior to the acquisition of iNNERHOST, Inc., iNNERHOST executed a $1.3 million note to finance the construction of a data center. The note bears an interest rate of 10.0%. In connection with the acquisition of iNNERHOST the Company assumed this obligation, which had an outstanding balance of $0.7 million at May 31, 2003. Also prior to acquisition, iNNERHOST executed several term loans to finance equipment purchases. The Company has assumed these debts, which have an interest rate of 12.0% and an outstanding balance of $0.1 million at May 31, 2003.

The Company anticipates making capital expenditures of approximately $14.1 million during fiscal 2003, generally for server equipment and related software, integration and restructuring activities, and other expenditures related to new customer growth. During the first nine-months of fiscal 2003, the Company expended $10.0 million on capital equipment purchases.

The Company also expects to use approximately $0.8 million for legal expenses and remaining contractual obligations related to discontinued operations.

On January 3, 2003, the Company acquired Trellix Corporation, a privately held developer of software-based Web site solutions. The Company is expected to spend approximately $3.0 million for the full integration of Trellix and for the related mainstream-market deployment during fiscal 2003. In connection with the acquisition, the Company also assumed $0.2 million in capital lease obligations as well as a $2.5 million working capital deficit.

As of June 13, 2003, the Company acquired Hostcentric, Inc., a privately held provider of a broad range of Web hosting services to small business and enterprise customers. The aggregate purchase price was approximately $25.8 million, consisting of $3.0 million in cash and 13.5 million shares of Interland stock. Additionally, in connection with the acquisition, the Company expects to assume $1.8 million in debt and capital lease obligations, most of which will mature within one year after the acquisition.

The Company implemented an integration and transition program designed to reduce future operating expenses. These expenditures, estimated to total approximately $24.0 million during fiscal 2003 ($7.0 million for capital expenditures and $16.5 million for operating expenses), are aimed at streamlining the Company's infrastructure, completing the integration of acquisitions, upgrading internal systems, divesting acquired data centers, and consolidating operations. A total of $22.3 million has been spent for the nine-months ending May 31, 2003, $16.2 million for operations and $6.1 million in capital expenditures.

The Company believes it has adequate cash and liquid resources to fund operations and planned capital expenditures through fiscal 2004. The Company's continued future success is dependent upon its ability to achieve and sustain positive cash flow prior to the depletion of cash resources and to raise funds, thereafter, if needed.

REVERSE STOCK SPLIT

The Company announced that its board of directors had approved a 1-for-10 reverse stock split expected to go into effect during the fourth quarter. Management believes that reducing the share count from its current level of
163.2 million shares is appropriate for a company its size, and will permit meaningful changes in net income to be reflected in meaningful changes in Earnings Per Share. An anticipated higher price for each share is expected to permit certain institutional investors, prohibited by their governing rules from purchasing stocks at prices below a stated threshold to invest in the Company's stock, and will also reduce transaction costs for those wishing to purchase significant dollar amounts of the Company's stock.

INTERLAND, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STOCK REPURCHASE PROGRAM

In March 2003, the Board of Directors authorized a stock repurchase program to acquire outstanding common stock. Under the program, up to $10.0 million of common stock could be reacquired over the next year. Since its announcement of the authorization of a share purchase program by its Board of Directors, the Company utilized $1.0 million to buy back shares of its outstanding stock.

RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB issued FIN No. 45 for all financial statements of interim or annual reports ending after December 15, 2002. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The provisions of this interpretation have no material impact on the Company.

RISK FACTORS

You should carefully consider the following factors and all other information contained in this Form 10-Q and the Company's recently filed Form 10-K for the fiscal year ended August 31, 2002 before you make any investment decisions with respect to the Company's securities. The risks and uncertainties described below are not the only risks the Company faces.

INTERLAND HAS INCURRED LOSSES SINCE INCEPTION AND COULD INCUR LOSSES IN THE FUTURE.

Interland has incurred net losses and losses from operations for all but one of each quarterly period from its inception through the third quarter of fiscal 2003. A number of factors could increase its operating expenses, such as:

         - Adapting network infrastructure and administrative resources to accommodate additional customers and future growth;

         - Developing products, distribution, marketing, and management for the mainstream market;

         -        Unanticipated liabilities from the sale of GTG PC; and

         -        Integrating recently acquired businesses.

To the extent that increases in expenses are not offset by increases in revenues, operating losses could increase.

BECAUSE INTERLAND'S HISTORICAL FINANCIAL INFORMATION IS NOT REPRESENTATIVE OF ITS FUTURE RESULTS, INVESTORS AND ANALYSTS WILL HAVE DIFFICULTY ANALYZING INTERLAND'S FUTURE EARNINGS POTENTIAL.

Because the Company has grown through acquisition, and because its past operating results reflect the costs of integrating these acquisitions, as well as costs that are not expected to continue, investors and their advisors will find it challenging to predict future operating expenses. Because the Company will be primarily seeking to drive growth from the mainstream market, which is a new market for the Company, investors and their advisors will find it challenging to predict future revenues.

INTERLAND, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTERLAND HAS A LIMITED OPERATING HISTORY AND ITS BUSINESS MODEL IS STILL EVOLVING, WHICH MAKES IT DIFFICULT TO EVALUATE ITS PROSPECTS.

Interland's limited operating history makes evaluating its business operations and prospects difficult. Its range of service offerings has changed since inception and its business model is still developing. Interland has changed from being primarily a seller of personal computers and related accessories to being primarily a Web hosting company, and has announced it intends to pursue the mainstream market. Because some of its services are new, the market for them is uncertain. As a result, the revenues and income potential of its business, as well as the potential benefits of its acquisitions, may be difficult to evaluate.

QUARTERLY AND ANNUAL OPERATING RESULTS MAY FLUCTUATE, WHICH COULD CAUSE INTERLAND'S STOCK PRICE TO BE VOLATILE.

Past operating results have fluctuated on a quarterly and an annual basis. Quarterly and annual operating results may continue to fluctuate due to a wide variety of factors. Because of these fluctuations, comparing operating results from period to period is not necessarily meaningful, and you should not rely upon such comparisons as an indicator of future performance. Factors that may cause its operating results to fluctuate include, but are not limited to:

         -        Demand for and market acceptance of its services;

         - Introduction of new services or enhancements by Interland or its competitors;

         - Technical difficulties or system downtime affecting the Internet generally or its hosting operations specifically;

         -        Customer retention;

         - Increased competition and consolidation within the Web hosting and applications hosting markets;

         - Changes in its pricing policies and the pricing policies of its competitors; and

         -        Gains or losses of key strategic relationships.

Interland cannot provide any assurances that it will succeed in its plans to increase the size of its customer base, the amount of services it offers, or its revenues during the next fiscal year and beyond. In addition, relatively large portions of its expenses are fixed in the short term, and therefore its results of operations are particularly sensitive to fluctuations in revenues. Also, if it cannot continue using third-party products in its service offerings, its service development costs could increase significantly.

INTERLAND'S STOCK PRICE MAY BE VOLATILE WHICH COULD CAUSE AN INVESTMENT IN ITS COMMON STOCK TO DECREASE SIGNIFICANTLY.

The market price of its common stock has experienced a significant decline. The price has been and is likely to continue to be highly volatile. The following are examples of developments that would likely reduce the market price of Interland stock:

         - Its failure to benefit from the expected synergies from its recent mergers and acquisitions;

         - Variations in operating results and analyst earnings estimates;

         - The volatility of stock within the sectors within which it conducts business;

         -        General decline in economic conditions;

         -        Reductions in the volume of trading in its common stock and;

         - The Company's inability to reduce the rate of account cancellations, or to increase the rate of adding new accounts, or both.

INTERLAND, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During the 52 weeks ended June 30, 2003, the high and low closing price for Interland common stock on NASDAQ was $3.28 and $0.65, respectively.

INTERLAND OPERATES IN A NEW AND EVOLVING MARKET WITH UNCERTAIN PROSPECTS FOR GROWTH AND MAY NOT BE ABLE TO SUSTAIN GROWTH IN ITS CUSTOMER BASE.

The market for Web hosting and applications hosting services for small- and medium-sized businesses, and especially the mainstream market, has only recently begun to develop and is evolving rapidly. Interland's future growth, if any, will depend upon the willingness of small- and medium-sized businesses to purchase Web and applications services, Interland's ability to increase or at least maintain its average revenues-per customer, and its ability to retain customers. For the three-months ended May 31, 2003, Interland's average monthly revenue per customer account was $29.60 for shared hosting services and $440.60 for dedicated hosting services, and its average monthly customer turnover was 4.0% for shared hosting services and 6.1% for dedicated hosting services. The corresponding average monthly revenue per customer for the three-months ended May 31, 2002 was $25.31 for shared hosting services and $398.13 for dedicated hosting services, and the associated average monthly customer turnover rates were 3.9% for shared hosting services and 7.1% for dedicated hosting services. The market for Interland's services may not develop further, consumers may not widely adopt its services and significant numbers of businesses or organizations may not use the Internet for commerce and communication. If this market fails to develop further or develops more slowly than expected, or if Interland's services do not achieve broader market acceptance, Interland will not be able to grow its customer base. In addition, Interland must be able to differentiate its company from its competition through its service offerings and brand recognition. These activities may be more expensive than Interland anticipates, and Interland may not succeed in differentiating itself from its competitors, achieving market acceptance of its services, or selling additional services to its existing customer base.

INTERLAND'S ABILITY TO SIGNIFICANTLY ORGANICALLY GROW REVENUE IS DEPENDENT ON SUCCESSFUL PENETRATION OF THE MAINSTREAM MARKET OF SMALL- AND MEDIUM- SIZED BUSINESSES LACKING AN EFFECTIVE WEB PRESENCE.

The mainstream market of small- and medium-sized businesses lacking an effective Web presence has only been evaluated with limited market research and trials; furthermore, the Company is dependent upon the successful broader market introduction of the Company's software-based Web site development product offerings. Delays in seizing this market initiative and/or in the related product introduction will limit the Company's future revenue growth to modest levels.

BECAUSE INTERLAND'S TARGET MARKETS ARE VOLATILE, THE COMPANY MAY FACE A LOSS OF CUSTOMERS OR A HIGH LEVEL OF NON-COLLECTIBLE ACCOUNTS.

The Company intends to continue to concentrate on serving the small- and medium-sized business market. This market contains many businesses that may not be successful, and consequently present a substantially greater risk for non-collectible accounts receivable and for non-renewal. Moreover, a significant portion of this target market is highly sensitive to price, and may be lost to a competitor with a lower pricing structure. Because few businesses in this target market employ trained technologists, they tend to generate a high number of customer service and technical support calls. The expense of responding to these calls is considerable, and the expense is likely to increase in direct proportion to revenue, potentially limiting the scalability of the business. Additionally, if the customer becomes dissatisfied with the Company's response to such calls, cancellation, non-payment, or non-renewal becomes more likely. Interland's strategy for minimizing the negative aspects of its target market include:

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

INTERLAND, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company can give no assurance, however, that any of these measures will be successful, and the Company's failure to manage these risks could decrease revenues and profitability.

INTERLAND COULD INCUR LIABILITIES IN THE FUTURE RELATING TO ITS PC SYSTEMS BUSINESS, WHICH COULD CAUSE ADDITIONAL OPERATING LOSSES.

Interland could incur liabilities from the sale of the PC Systems business to GTG PC. According to the terms of its agreement with GTG PC, it retained liabilities relating to the operation of the PC systems business prior to the closing of the transaction including liabilities for taxes, contingent liabilities and liabilities for accounts payable accrued prior to the closing. It also agreed to indemnify GTG PC and its affiliates for any breach of our representations and warranties contained in the agreement for a period of two years, or for the applicable statute of limitations for matters related to taxes. Its indemnification obligation is capped at $10.0 million. Except for claims for fraud or injunctive relief, this indemnity is the exclusive remedy for any breach of its representations, warranties and covenants contained in the agreement with GTG PC. Accordingly, it could be required in the future to make payments to GTG PC and its affiliates in accordance with the agreement, which could adversely affect its future results of operations and cash flows. To date it has not had to satisfy any such claims.

BECAUSE INTERLAND FACES INTENSE COMPETITION, IT MAY NOT BE ABLE TO OPERATE PROFITABLY IN ITS MARKETS.

The Web hosting and applications hosting markets are highly competitive and are becoming more so, which could hinder Interland's ability to successfully market its products and services. The Company may not have the resources, expertise or other competitive factors to compete successfully in the future. Because there are few substantial barriers to entry, the Company expects that it will face additional competition from existing competitors and new market entrants in the future. Many of Interland's competitors have greater name recognition and more established relationships in the industry and greater resources. As a result, these competitors may be able to:

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

Current and potential competitors in the market include Web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, large information technology firms that provide a wide array of information technology services, and computer hardware suppliers. These competitors may operate in one or more of these areas and include companies such as NTT/Verio, and Affinity Interrnet.

IMPAIRMENT OF INTERLAND'S INTELLECTUAL PROPERTY RIGHTS COULD NEGATIVELY AFFECT ITS BUSINESS OR COULD ALLOW COMPETITORS TO MINIMIZE ANY ADVANTAGE THAT INTERLAND'S PROPRIETARY TECHNOLOGY MAY GIVE IT.

The Company currently has no patented technology that would preclude or inhibit competitors from entering the Web hosting market that it serves. While it is the Company's practice to enter into agreements with all employees and with some of its customers and suppliers to prohibit or restrict the disclosure of proprietary information, the Company cannot be sure that these contractual arrangements or the other steps it takes to protect its proprietary rights will prove sufficient to prevent illegal use of its proprietary rights or to deter independent, third-party development of similar proprietary assets.

Effective copyright, trademark, trade secret and patent protection may not be available in every country in which its products and services are offered. It currently is, and in the future may be, involved in legal disputes relating to the validity or alleged infringement of its intellectual property rights or those of a third party. Intellectual property litigation is typically extremely costly and can be disruptive to business operations by diverting the attention and energies of management and key technical personnel. In addition, any adverse decisions could subject it to significant liabilities, require it to seek licenses from others,

INTERLAND, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

UNFAVORABLE RESULTS OF EXISTING LITIGATION MAY CAUSE INTERLAND TO HAVE ADDITIONAL EXPENSES OR OPERATING LOSSES.

Interland is defending an employee class action lawsuit filed in the U.S. District Court for Idaho. In this case, five individual plaintiffs claim that when they were employees of Micron Electronics Inc. ("MEI") between 1999 and April 2001, they and other similarly situated employees did not receive overtime pay to which they were entitled under the Fair Labor Standards Act. Interland disputes these claims and believes the plaintiffs are not entitled to any material additional wages. The court conditionally certified a class of not more than eight hundred former employees, and notices of the litigation are being sent to these persons to give them the opportunity to "opt in" to the litigation. The parties are continuing to conduct discovery. At this early stage of the litigation, Interland is unable to estimate its total expenses, possible loss or range of loss that may ultimately be connected with the matter. This potential liability remains with Interland even though it sold the PC Systems business.

In February of 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of Communitech, which was acquired by Interland in February 2002. The Company's lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employee agreement, and also demands payment from Mr. Murphy under his delinquent $2.7 million promissory note. These notes are collateralized by 2,735,257 shares of the Company's common stock, and the receivable balance is shown on the balance sheet as a reduction in equity.

Messrs. Heitman and Murphy filed a lawsuit against Interland, its CEO, Mr. Joel Kocher, and Interland's subsidiary Communitech.net, Inc., in Jackson County, Missouri claiming, among other things, that Interland acted unreasonably in failing to have the S-3 registration statement declared effective by the SEC on a timely basis and claiming that Interland and/or Mr. Kocher made inaccurate disclosures in connection with Interland's acquisition of Communitech. The complaint asks for compensatory and punitive damages in an unspecified amount. Interland believes that these claims are without merit and will not have a material adverse effect on Interland, and intends to vigorously defend the claims.

On March 14, 2003, Halo Management, LLC, filed a suit against Interland in the U.S. District Court for the Northern District of California. The suit alleges that Interland's use of "blueHALO" (U.S. Patent and Trademark Office Serial No. 78/135,621) to describe its proprietary web hosting architecture infringes on the plaintiff's registered trademark Halo (U.S. Patent and Trademark Office Serial No. 75/870,390; Registration No. 2,586,017). The suit requests an injunction against Interland's use of its blueHALO mark and money damages. Interland is investigating the matter but believes it will have meritorious defenses and plans to vigorously defend the matter.

Periodically, the Company is made aware that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operation's products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and has accrued a liability and charged discontinued operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report. As of May 31, 2003, the Company had an aggregate amount of $0.5 million accrued for such matters.

In accordance with SFAS No. 5 "Accounting for Contingencies" the Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on its results of operations, its financial condition or its cash flows.

INTERLAND, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is also a defendant in a number of other lawsuits which the Company regards as minor and unlikely to result in any material payment; nonetheless, the outcome of litigation may not be assured, and the Company's cash balances could be materially affected by an adverse judgment.


IF INTERLAND IS UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL, IT MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN ITS MARKET.

The future success of Interland will depend, in part, on its ability to attract and retain key management, technical, and sales and marketing personnel. The Company attempts to enhance its management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. The Company experiences strong competition for such personnel in the Web hosting industry. The Company's inability to retain employees and attract and retain sufficient additional employees, information technology, engineering, and technical support resources could adversely affect its ability to remain competitive in its markets. The Company may face the loss of key personnel, which could limit the ability of the Company to develop and market its products and services.

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

The Company must be able to operate the systems that manage its network around the clock without interruption. Its operations will depend upon its ability to protect its network infrastructure, equipment and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. Although the Company has attempted to build redundancy into its networks, its networks are currently subject to various points of failure. For example, a problem with one of its routers (devices that move information from one computer network to another) or switches could cause an interruption in the services the Company provides to a portion of its customers. In the past, the Company has experienced periodic interruptions in service. In the past, the Company has also experienced, and in the future it may experience, delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees, or others. In addition, failure of any of its telecommunications providers to provide the data communications capacity that the Company requires, as a result of human error, a natural disaster or other operational disruption, could result in interruptions in services. Any future interruptions could:

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

INTERLAND, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTERLAND'S DATA CENTERS AND NETWORKS VULNERABILITY TO SECURITY BREACHES COULD CAUSE DISRUPTIONS IN ITS SERVICE, LIABILITY TO THIRD PARTIES, OR LOSS OF CUSTOMERS.

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

DISRUPTION OF INTERLAND'S SERVICES CAUSED BY UNKNOWN SOFTWARE OR HARDWARE DEFECTS COULD HARM ITS BUSINESS AND REPUTATION.

The Company's service offerings depend on complex software and hardware, including proprietary software tools and software licensed from third parties. Complex software and hardware may contain defects, particularly when first introduced or when new versions are released. The Company may not discover software or hardware defects that affect its new or current services or enhancements until after they are deployed. Although Interland has not experienced any material software or hardware defects to date, it is possible that defects may exist or occur in the future. These defects could cause service interruptions, which could damage its reputation or increase its service costs, cause it to lose revenue, delay market acceptance or divert its development resources.

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

INTERLAND COULD FACE LIABILITY FOR INFORMATION DISTRIBUTED THROUGH ITS NETWORK.

The law relating to the liability of online services companies for information carried on or distributed through their networks is currently unsettled. Online services companies could be subject to claims under both United States and foreign law for defamation, negligence, copyright or trademark infringement, violation of securities laws or other theories based on the nature and content of the materials distributed through their networks. Several private lawsuits seeking to impose such liability upon other entities are currently pending against other companies. In addition, organizations and individuals have sent unsolicited commercial e-mails from servers hosted by service providers to massive numbers of people, typically to advertise products or services. This practice, known as "spamming," can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. The Company may, in the future, receive letters from recipients of information transmitted by its customers objecting to such transmission. Although the Company prohibits its

INTERLAND, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTERLAND'S BUSINESS OPERATES IN AN UNCERTAIN LEGAL ENVIRONMENT WHERE FUTURE GOVERNMENT REGULATION AND LAWSUITS COULD RESTRICT INTERLAND'S BUSINESS OR CAUSE UNEXPECTED LOSSES.

Due to the increasing popularity and use of the Internet, laws and regulations with respect to the Internet may be adopted at federal, state and local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. The Company cannot fully predict the nature of future legislation and the manner in which government authorities may interpret and enforce. As a result, Interland and its customers could be subject to potential liability under future legislation, which in turn could have a material adverse effect on the Company's business. For example, if legislation were adopted in the U.S. or internationally that makes transacting business over the Internet less favorable or otherwise curtails the growth of the Internet; the Company's business would suffer. The adoption of any such laws or regulations might decrease the growth of the Internet which in turn could decrease the demand for the Company's services, or increase the cost of doing business, or in some other manner harm its business. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. These laws generally pre-date the advent of the Internet and related technologies and, as a result, do not consider or address the unique issues of the Internet and related technologies. Changes to laws intended to address these issues could create uncertainty in the marketplace that could reduce demand for the Company's services or increase the cost of doing business as a result of costs of litigation or increased service delivery costs.

RESOLVING WEAKNESSES IN DISCLOSURE AND INTERNAL CONTROLS COULD REQUIRE MORE TIME THAN ANTICIPATED, DISTRACT MANAGEMENT'S ATTENTION FROM INTERLAND'S DAY TO DAY OPERATIONS, OR ALLOW ONGOING COST INEFFICIENCIES.

Interland disclosed in its Form 10-K for the fiscal year ending August 31, 2002 that it had some material weaknesses in its internal and disclosure controls and procedures. In Part II - Item 4 of this Form 10-Q for the quarter ending
May 31, 2003, Interland reported significant progress in several areas. In addition management believes that its use of alternative mitigating disclosure and reporting processes have been sufficient to provide it with a good faith belief that there are no material inaccuracies or omissions from its recent Form 10-K or Form 10-Q. However, management recognizes that further improvements in its disclosure controls and procedures and internal controls and procedures are appropriate. The implementation of these remaining improvements will be time consuming and expensive. In this regard management is unable to estimate the financial impact of:

- A delay in the implementation of remaining necessary internal and disclosure control improvements;

- The effects of management's distraction caused by the implementation of the procedural improvements; and,

- The ongoing cost inefficiencies caused by the weaknesses in internal controls pending completion of the requisite improvements.

Furthermore, uncertainty over these factors and the delay in implementation may cause additional volatility in Interland's stock price.

SUBSTANTIAL FUTURE SALES OF SHARES BY SHAREHOLDERS COULD NEGATIVELY AFFECT ITS STOCK PRICE.

If its shareholders sell substantial amounts of its common stock in the public market, the market price of its common stock could decline. Micron Technology Foundation beneficially owned approximately 43% of its outstanding common stock at the

INTERLAND, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

time of the Interland-Georgia transaction. On February 8, 2002, Micron Technology Foundation sold approximately 52.8 million shares. The parties who purchased the shares held by the Foundation have the right to require the Company to register their shares for sale pursuant to an existing registration rights agreement, and most are among the selling shareholders in a separate Form S-3 Registration (File No. 333-96647). As of February 6, 2003, the shares purchased from the Foundation are now also eligible for resale on the public markets without registration, subject to volume limitations and holding period requirements imposed by Rule 144 of the Securities Act. In addition, the Company's shares distributed to the iNNERHOST shareholders became available for sale after May 6, 2003.

INTERLAND, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Substantially all of the Company's liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of May 31, 2003, approximately 84.4% of the Company's liquid investments mature within three months and 100% mature within one year. As of May 31, 2003, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values. Generally, the fair market value of fixed interest rate investment securities will increase as interest rates fall and decrease as interest rates rise. The Company does not use derivative financial instruments in its investment portfolio. The portfolio has been primarily comprised of commercial paper rated A1/P1, bank certificates rated AA or better, and corporate medium-term notes rated AA or better. At May 31, 2003, the Company's investment portfolio included fixed rate securities with an estimated fair value of $57.7 million. The interest rate changes affect the fair market values but do not impact earnings or cash flows. The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's long-term debt at May 31, 2003 was $3.3 million.

INTERLAND, INC.
ITEM 4. CONTROLS AND PROCEDURES


The Company's chief executive officer, chief financial officer, and chief accounting officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13(a) - 14(c), and 15(d), which became effective August 29, 2002) within the 90 days preceding the filing of this quarterly report, in connection with the preparation of its quarterly report on Form 10-Q for the three months ending May 31, 2003. Based on this review, the chief executive officer, chief financial officer, and chief accounting officer concluded that Interland's disclosure controls and procedures continue to require further improvement.

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

Since September 1, 2002, the Company has reevaluated its staffing levels, reorganized the finance and accounting organization and hired ten additional experienced accounting personnel, including a Chief Financial Officer, AVP and Corporate Controller, and a Director of Revenue and Receivables Assurance.

Discussed below are the material weaknesses and reportable conditions identified by management and its independent auditors, and the Company's corrective actions through July 14, 2003.

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

In response, in November 2002, the Company revised and improved its month end close process and created a checklist containing detailed close procedures. The Company now performs monthly account reconciliations on all balance sheet accounts across all subsidiaries. Also, beginning in November 2002, on a monthly basis the functional manager or director one level above the preparer reviews all balance sheet account reconciliations. The accounting team is preparing an accounting policy and procedures manual to include procedures for all significant policies, business practices, routine and non-routine procedures performed by each functional area, which it will finalize in the fourth quarter of fiscal 2003. Finally, under procedures adopted in November 2002, the Company's financial accounting and reporting department prepares a monthly reporting package that includes management's discussion and analysis of results of operations, financial statements, cash and investments reporting, month-to-month variances and departmental results of operations.

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

During fiscal 2002, as the Company transitioned its billing to the Interland-Georgia facility, the Interland-Georgia approach of no deferrals on month-to-month service contracts was adopted. Also, during the third quarter, the Company mechanized its deferred revenue calculation. This new process took the active customer file and calculated the deferred revenue balance based on the customer contract terms. The logic underlying the calculation, however, calculated deferred revenue based on the "next whole month," in effect removing the half-month convention for term customers and recognizing this as revenue.

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

The Company has continued to redesign the billing system to provide additional functionality and reporting capabilities through a transaction log and, while it may not be the most robust system, the enhancements to the system and modifications to business processes have mitigated the weaknesses previously identified.

The Company invested significant time and money working with IBM's Business Process Consulting Group to evaluate all of its customer account management practices. Included in this process was the selection of a new billing system that will have a General Ledger interface. The new billing system will be fully implemented by December 2003. Until the new system is fully implemented, the accounting department will continue to perform extensive monthly analytical reviews of billings as an additional control procedure to mitigate the weaknesses in the current system.


REPORTABLE CONDITIONS

Restructuring and purchase accounting accruals (bandwidth and lease terminations) had not been reviewed for adequacy prior to year-end. As a result, several large adjustments were recorded after the close of the general

INTERLAND, INC.
ITEM 4. CONTROLS AND PROCEDURES


ledger. The Company's auditors recommended that these accruals be reviewed and adjusted quarterly based on the best information available to management at that time with changes in the estimates appropriately supported.

In connection with the modifications made within the accounting department and significant improvements to the monthly close process mentioned above, beginning in November 2002, all balance sheet accruals, prepaids, and deferrals including restructuring and business combination accruals are being monitored, reconciled and adjusted on a monthly basis. Additionally, the monthly account reconciliations for accrued restructuring and business combination accruals include details of all activity, and ending balances are reviewed and adjusted at each review date.

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

Management also identified the following additional weakness, which did not constitute a material weakness or reportable condition under AICPA standards:

The Company's accounting procedures as pertaining to opening balance sheet amounts and liabilities of acquired entities need strengthening and could result in the subsequent recognition of additional liabilities not previously disclosed by the seller. In response to this issue, prior to the closing of the Trellix and Hostcentric acquisitions, the Company's qualified accounting and financial personnel completed a thorough review of the seller's books and records.

DISCLOSURE CONTROLS

In January 2003, the Company instituted monthly meetings to review each significant department's activities. Each department was assigned an analyst to assist line management in analyzing financial performance and forecasting. Additionally, the department tracks non-financial metrics such as headcount and bandwidth costs. Monthly reports are presented to the Chief Financial Officer, the Corporate Controller, and the Chief Financial Analyst at a monthly Financial Review meeting, and a similar report is presented to the Chief Financial Officer and the Chief Executive Officer at an Operations Review meeting. The department heads each meet at least monthly with the Chief Executive Officer. Management believes that this process helps to inform senior management of material developments that affect the business, and aids in providing adequate disclosure.

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

In addition to the responses outlined above, the following actions have been or are being taken to strengthen disclosure and internal controls:

INTERLAND, INC.
ITEM 4. CONTROLS AND PROCEDURES


         - Maintenance of specific documentation files to support financial statement and footnote disclosures are now in effect;

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

         - Create an internal questionnaire and disclosure certification document to be completed by each senior vice president and designed to ensure that all material and required disclosures are disclosed in our public filings. These procedures are in the process of being formalized and will be fully in effect for the fourth quarter and fiscal year ended August 31, 2003.

INTERLAND, INC.
PART II. - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Interland is defending an employee class action lawsuit filed in the U.S. District Court for Idaho. In this case, five individual plaintiffs claim that when they were employees of Micron Electronics Inc. ("MEI") between 1999 and April 2001, they and other similarly situated employees did not receive overtime pay to which they were entitled under the Fair Labor Standards Act. Interland disputes these claims and believes the plaintiffs are not entitled to any material additional wages. The court conditionally certified a class of not more than eight hundred former employees, and notices of the litigation are being sent to these persons to give them the opportunity to "opt in" to the litigation. The parties are continuing to conduct discovery. At this early stage of the litigation, Interland is unable to estimate its total expenses, possible loss or range of loss that may ultimately be connected with the matter. This potential liability remains with Interland even though it sold the PC Systems business.

In February of 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of Communitech, which was acquired by Interland in February 2002. The Company's lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employee agreement, and also demands payment from Mr. Murphy under his delinquent $2.7 million promissory note. These notes are collateralized by 2,735,257 shares of the Company's common stock, and the receivable balance is shown on the balance sheet as a reduction in equity.

Messrs. Heitman and Murphy filed a lawsuit against Interland, its CEO, Mr. Joel Kocher, and Interland's subsidiary CommuniTech.Net, Inc., in Jackson County, Missouri claiming, among other things, that Interland acted unreasonably in failing to have the S-3 registration statement declared effective by the SEC on a timely basis and claiming that Interland and/or Mr. Kocher made inaccurate disclosures in connection with Interland's acquisition of Communitech. The complaint asks for compensatory and punitive damages in an unspecified amount. Interland believes that these claims are without merit and will not have a material adverse effect on Interland, and intends to vigorously defend the claims.

On March 14, 2003, Halo Management, LLC, filed a suit against Interland in the U.S. District Court for the Northern District of California. The suit alleges that Interland's use of "blueHALO" (U.S. Patent and Trademark Office Serial No. 78/135,621) to describe its proprietary web hosting architecture infringes on the plaintiff's registered trademark Halo (U.S. Patent and Trademark Office Serial No. 75/870,390; Registration No. 2,586,017). The suit requests an injunction against Interland's use of its blueHALO mark and money damages. Interland is investigating the matter but believes it will have meritorious defenses and plans to vigorously defend the matter.

Periodically, the Company is made aware that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operation's products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and has accrued a liability and charged discontinued operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report. As of May 31, 2003, the Company had an aggregate amount of $0.5 million accrued for such matters.

In accordance with SFAS No. 5 "Accounting for Contingencies" the Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on its results of operations, its financial condition or its cash flows.

The Company is also a defendant in a number of other lawsuits which the Company regards as minor and unlikely to result in any material payment; nonetheless, the outcome of litigation may not be assured, and the Company's cash balances could be materially affected by an adverse judgment.

INTERLAND, INC.
PART II. - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective August 1, 2002, the Company acquired iNNERHOST, Inc. for an aggregate purchase price of $17.7 million, consisting of approximately $5.2 million in cash and shares of Interland common stock. During April 2003, the Company issued an additional 5,530,284 shares of Interland common stock in accordance with a price protection provision included in the purchase agreement. The acquisition of iNNERHOST was accounted for in accordance with SFAS No. 141, "Business Combinations," and accordingly, the contingently issued shares of the Company's stock did not affect the aggregate cost of the acquisition. The Company relied on Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder on the basis that the transaction did not involve any public offering. There were a limited number of purchasers, all of whom were accredited investors who owned shares of iNNERHOST, and acquired the shares for investment. None of the investors were solicited by means of a general solicitation, and all were considered sophisticated.

In January 2003, Mr. Kocher was awarded a stock grant of 91,451 shares with a market value of $113,400. The grant was in recognition of Mr. Kocher's voluntary election to forego his 2001 bonus that, if paid, would have equaled $113,400, determined by dividing $113,400 by $1.24, the market closing price per share on the day preceding the stock grant. Exemption from the registration provisions of the Securities Act for this was claimed under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transaction did not involve any public offering, the purchaser was sophisticated with access to the kind of information registration would provide and that such purchaser acquired such securities without a view towards distribution thereof. In addition, exemption from the registration provisions of the Securities Act for the transaction was claimed under Section 3(b) of the Securities Act on the basis that such securities were issued pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation and not for capital raising purposes.

INTERLAND, INC.
PART II. - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits:

     Exhibit      Description
     -------      -----------
         2.1(1)   Agreement and Plan of Merger dated as of December 19, 2002 by and among Interland, Inc., Bobcat Acquisition Corporation,
                  Hostcentric, Inc., and William Bunting, Steve Harter, and
                  Dominique Bellanger as Stockholders Representatives
                  (incorporated by reference to the Registrant's Current Report on Form 8-K filed on 12/20/02).

         2.10(1) Merger Agreement and Plan of Reorganization, dated as of December 11, 2002, among Trellix Corporation, Interland, Inc.
                  and Cheetah Acquisition Corporation (incorporated by reference to the Registrant's registration Statement on Form S-3 filed on 1/22/03).

         3.01     Unofficial Restated Articles of Incorporation of Registrant
                  (as amended through April 24, 2002) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended 5/31/02).Unofficial Restated Bylaws of the Registrant (as amended through April 24, 2002) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended 5/31/02).

         10.1 Escrow Agreement dated as of June 13, 2003, by and among Interland, Inc., William B. Bunting, Steve Harter, and
                  Dominique Bellanger, and Suntrust Bank, a Georgia banking corporation (the "Escrow Agent")

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

         On March 24, 2003, the Company filed a Form 8-K/A to amend its Form 8-K of January 13, 2003 to disclose certain non-GAAP information pursuant to Item 9 of Form 8-K, instead of Item 5 of Form 8-K as disclosed in Interland's Form 8-K filed January 13, 2003.

         On March 27, 2003, the Company filed a Form 8-K regarding its financial results for the second quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Interland, Inc.
                               ------------------------------------------------
                               (Registrant)




Dated: July 15, 2003           /s / Allen L. Shulman
                               ------------------------------------------------
                               Allen L. Shulman
                               Senior Vice President, Chief Financial Officer, and General Counsel
                               (Principal Financial Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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


Date:   July 15, 2003
                                   /s/ Joel J. Kocher
                                   -------------------------------------------
                                   Joel J. Kocher
                                   Chairman of the Board, President and
                                   Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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


Date:  July 15, 2003
                                          /s/ Allen L. Shulman
                                          -------------------------------------
                                          Allen L. Shulman
                                          Senior Vice President, Chief Financial
                                          Officer, and General Counsel