Form 10-K
period 2003-08-31
INTERLAND INC /MN/
filed 2003-11-26
CIK 854460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2003 was approximately $113 million.

The number of outstanding shares of the registrant’s Common Stock on October 31, 2003 was 16,315,754.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Statements contained in this Form 10-K that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward looking statements. These forward-looking statements include but are not limited to statements regarding Interland’s expectations of the Company’s future liquidity needs, its expectations regarding its future operating results including its planned increase in its revenue levels and the actions the Company expects to take in order to maintain its existing customers and expand its operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include risks associated with our target markets and risks pertaining to competition, other trend information and the Company’s ability to successfully enhance its operations. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” and in other Company filings with the Securities and Exchange Commission. All references to “Interland” or the “Company” in this Annual Report on Form 10-K mean Interland, Inc., a Minnesota corporation, and all entities owned or controlled by Interland, Inc., except where it is made clear that the term only means the parent company. All annual references are on a fiscal August 31st year-end basis, unless otherwise indicated. All tabular amounts are stated in thousands.

General

Interland is a leader in delivering standardized business-class Web hosting and online solutions to small-and-medium-sized businesses (“SMB”), and helping them to achieve success by providing the knowledge, services and tools to build, manage and promote businesses online. Interland offers a broad range of products and services, including shared and dedicated hosting services, e-commerce, application hosting, Web site development, marketing and optimization tools. Prior to 2001, the Company also provided a variety of computer products and related services through PC Systems, a computer manufacturing business, and SpecTek, a memory products business. During fiscal 2001, the Company discontinued its PC Systems and SpecTek businesses and the Company’s ongoing operations became exclusively those of an online solutions provider to small businesses.

The current Web hosting business was formed through the merger of the Company’s HostPro division and Interland, Inc., a Georgia Corporation (“Interland-Georgia”), followed by eight company or account acquisitions from October 2001 through August 31, 2003. On August 6, 2001, the Company acquired Interland-Georgia, an Atlanta, Georgia-based provider of a broad range of Web hosting, applications hosting and other related Web-based business solutions specifically designed to meet the needs of small-and-medium-sized businesses. In connection with the acquisition of Interland-Georgia, Micron Electronics, Inc., (“MEI”), changed its name to Interland, Inc. and its trading symbol to “INLD.”

In October 2001, January 2002, and May 2002 the Company acquired the small business-focused shared and dedicated Web hosting customer accounts of Interliant, Inc., (“Interliant”), AT&T Corp., (“AT&T”), and Burlee Networks LLC, (“Burlee”), respectively.

On February 8, 2002, the Company acquired CommuniTech.Net, Inc., (“CommuniTech.Net”) a Kansas City, Missouri based Web hosting company.

On May 3, 2002, the Company acquired Dialtone, Inc., (“Dialtone”), a Fort Lauderdale, Florida based leading dedicated Web hosting company.

On August 1, 2002, the Company acquired iNNERHOST, Inc., (“iNNERHOST”), a Miami, Florida based Web hosting company serving small-and-medium-sized businesses.

On January 3, 2003, the Company acquired Trellix Corporation (“Trellix”), a privately held developer of software-based Web site solutions. Founded in 1995, Trellix is a provider of private-label Web site publishing solutions, integrated business services, and low-cost hosting technology. Trellix offers a suite of site building tools and services that enable Interland and its users to create professional Web sites highly efficiently.

On June 13, 2003, the Company acquired Hostcentric, Inc., (“Hostcentric”) a privately held provider of a broad range of Web hosting services to small business and enterprise customers.

Interland’s business is rapidly evolving as a result of the acquisitions detailed above. The Company also has a limited operating history as a Web hosting company. The Company’s annual hosting revenue growth has been the result of its acquisitions. In order to reduce expenses, the Company exited redundant facilities, reduced the associated work force and terminated contracts related to unused Internet connectivity or “bandwidth.” As a result, the Company does not believe its historical financial results are indicative of expected future results. Going forward, the Company does not anticipate further acquisitions as a means of growing revenue, but rather plans to pursue organic growth strategies, including execution of plans to offer combined web site design, web site hosting, and marketing consultation to small-and-medium-sized businesses, sometimes referred to as a “mass market” or “mainstream market” strategy. Furthermore, the Company realized substantial cost efficiencies starting in the fourth quarter of fiscal 2003 as a result of the integration of previously acquired companies. As a result of these integration activities, the Company generated quarterly operating cost savings of $11.6 million, as evidenced by the reduction of operating expenses from the $44.5 million incurred in the fourth quarter of fiscal 2002 to the $32.9 million incurred in the fourth quarter of fiscal 2003. Most of these reductions are expected to continue to benefit the Company in the future.

The Company’s operations are reported on a fiscal basis with its fiscal year ending on August 31. All references contained herein including annual and quarterly periods are on a fiscal basis. The Company’s common stock is listed on the Nasdaq National Market under the trading symbol “INLD”. The Company’s principal executive offices are located at 303 Peachtree Center Avenue, Suite 500, Atlanta, Georgia 30303. The Company’s telephone number is (404) 720-8301 and its Web site is located at www.interland.com. Information contained in the Company’s Web site is not part of this annual report.

The company makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after this material is electronically filed with or furnished to the SEC.

Corporate Strategy

Interland’s continuing strategic objective is to be the leading provider of standardized Web hosting and online solutions to small-and-medium-sized businesses. The Company intends to serve profitably its target market by maintaining scale and efficiency in its operations, while employing technology to deliver an attractive value proposition to its customers.

Interland believes the most profitable segment of the Web solutions and hosting market is serving small-and medium-sized businesses. This market is large, growing, and may be served with standardized products and services. Standardization of products and services permits the use of standardized processes, and of a higher degree of automation in many areas of operation, including the Web site design process. This approach stands in sharp contrast to that of other Web hosting companies, which focus on providing labor-intensive, customized solutions to larger enterprises. By delivering business-class Web solutions for SMBs in a scalable and efficient manner, Interland believes that it can offer better value to its customers, leading to growing market share and profits. On the other hand, certain aspects of the SMB market present substantial challenges and risks. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors —Interland’s ability to significantly organically grow revenue is dependent on successful penetration of the mainstream market of small- and medium-sized businesses lacking an effective Web presence).

At the beginning of fiscal year 2002 the Company implemented a strategic plan designed to build the market leader in online solutions for SMBs, aimed at targeting this high growth market opportunity. A fundamental element of the plan was to develop a business model based on economies of scale resulting in attractive profit margins. This three year strategic plan resulted in an intense acquisition phase followed by an equally intense integration phase in the first two years. In fiscal 2002, the Company’s objective was to achieve the scale required for profit rapidly through acquisitions, and begin the integration process. In fiscal 2003, the company’s objective was to complete the integration process to reach attractive levels of positive EBITDA and begin preparing the organic growth engine. Having successfully achieved the first two phases of the plan with the achievement of positive EBITDA results in the fourth quarter of fiscal 2003, the Company is now focused on the final phase of its original plan: organic growth. Beginning in fiscal year 2004, the Company’s focus is on organic growth by maintaining leadership in the early adopter market and by developing, testing and growing distribution channels for the offering and delivery of professionally designed Web sites to the mainstream market.

Products and Services

Interland offers an integrated suite of Web hosting, Web site design, applications hosting and related business services designed to specifically address the needs of small-and-medium-sized businesses. These services include:

•	Shared hosting;

•	Dedicated hosting and managed services;

•	Web site design services;

•	Web site promotion services;

•	E-commerce and other applications hosting services;

•	Domain name registration services; and

•	Other Web hosting-related products and services.

Most of the Company’s hosting revenues are generated from recurring monthly fees. The remainder is derived from one-time setup fees for installation and other related product and services. The Company generally sells its services under agreements having terms of one to twenty-four months; nonetheless, the customer may often be permitted to cancel during an initial thirty-day period. Customers pay for the services either in a lump sum in advance, or monthly. During fiscal 2003, the Company derived 96.9% of its revenues from hosting and other hosting-related services compared to 98.2% in fiscal 2002. The balance of the revenues had been generated primarily by other network related services.

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

Interland’s services feature easy-to-use control panels and extensive on-line documentation that allow customers to control easily their own applications. Business e-commerce packages feature important e-commerce services including Secure Socket Layer encryption for e-commerce transactions, shopping carts and database technology to conduct product and service sales online. Through some of the Company’s business relationships, its customers can also obtain merchant account and online payment processing services.

On September 16, 2002, the Company introduced its blueHALO™ shared hosting architecture, which was designed to integrate network operations onto a common architecture and to implement a full suite of internal systems to support the Company’s hosting services. Key technical features of the blueHALO™ architecture include redundant firewall protection, load balancing, multiple web server arrays, duplicate network attached storage units and a disk backup system.

Dedicated hosting

In contrast to a shared hosting environment, which hosts multiple customers on one server, dedicated hosting employs one or more servers dedicated to a single customer. Dedicated hosting provides a customer with increased performance, server access, the ability to use custom applications, greater security and higher levels of technical support. Interland provides both managed and unmanaged dedicated services. For managed dedicated hosting services, the Company monitors, administers and troubleshoots the software that operates the client server. For unmanaged dedicated hosting services, the customer administers the server remotely, with the Company providing the hardware monitoring and network and hardware support. Dedicated hosting services are targeted for Web sites that generally require sophisticated databases for critical application needs or typically experience high user traffic volumes. The Company’s managed services are targeted to those who need the complex services required for mission-critical Web sites, but do not want to administer their own server. The dedicated services come with proprietary control panel technology, which enables customers to setup and maintain Web sites on the server.

Interland offers dedicated Web hosting services for major computer platforms, including Microsoft NT, Windows and Linux. Since its acquisition of Dialtone, Interland has achieved a leadership position in the dedicated hosting market.

Web site design services

Following its acquisition of Trellix, Interland recently introduced professional Web site development services. This expansion of our services beyond our core hosting products is a recognition of the market’s evolving dynamics. Industry analysts estimate that nearly 80% of all SMBs in the United States do not have a Web presence. The Company believes that the primary barriers to adoption of online solutions by SMBs have been their lack of technical expertise and the cost barrier to trial; that is, the initial cost of developing a Web site. Today, before being able to evaluate the benefits of a solid online presence, an SMB would have to expend thousands of dollars or devote numerous hours to deploy complex technology. As a result, penetration has remained low. The Company believes that the key to penetrating the estimated 18 million SMBs who have no online presence and those among the 4 million whose online presence is not regarded as effective is to deliver an affordable and easy-to-use total solution. The Company refers to this business opportunity as the “mainstream market”. Although our core hosting business is limited to providing hosting services only to customers that already have a Web site, with the new software tools available since the acquisition of Trellix, the Company is able to target SMBs without a Web site. Interland’s in-house designers use the suite of Trellix development tools to build full-featured, professional SMB Web sites. Interland-designed Web site functionality includes features such as e-commerce, scheduling, auctions, online chat and coupons. Because the design tool was developed with non-technical end users in mind, customers are able to make simple changes to their Web sites and manage their online presence.

Web site promotion services

In order to benefit fully from a professional Web presence, SMBs need assistance in promoting their Web site. Interland offers a broad range of online marketing and promotions services, including online search, directory registration, email and coupon marketing.

Interland is targeting the mainstream SMB market with a unique value proposition offering a bundle of services, site hosting as well as professional design, all for an attractive fixed monthly cost.

E-commerce and other applications hosting services

Interland’s applications hosting services allow customers to outsource to it the deployment, configuration, hosting, management and support of various software applications. The Company’s applications hosting services allow customers to deploy a software application more quickly and with reduced initial costs. In addition, many small-and-medium-sized businesses do not have the internal technical resources to support multiple software applications. The Company therefore believes that outsourcing these functions to it is a desirable alternative for these businesses. The types of applications the Company hosts for customers include collaboration tools, business tools, mail-service tools and e-commerce applications. Currently, the applications that the company hosts consist of Web site building tools, Online storefront and e-commerce solutions and a suite of managed services all of which help businesses succeed online.

Other Web hosting-related products and services

Interland also makes available other complementary products and services including domain name registration and technical consulting. The Company believes these value-added products and services enable it to provide its customers the necessary tools to create, host and maintain a successful Web presence. The Company believes that the outsourcing of these functions is a desirable and increasingly preferred alternative for SMBs.

Sales and Marketing

Interland utilizes multiple sales and distribution channels in an effort to maximize its market share. There are separate channels for the Company’s line of traditional hosting services and for the Company’s newer line of mainstream market services.

Traditional hosting services channels include direct sales through both sales professionals and online sales as well as indirect sales through reseller and private-label arrangements, and other channels.

Direct sales

In-bound and out-bound telephone sales professionals, who are predominantly located in Atlanta, Georgia for shared hosting and predominantly located in Miami, Florida for dedicated hosting, carry out direct sales efforts.

In-bound sales force

Interland’s in-bound sales force responds to incoming inquiries about products and services generated by the Web, direct mail, advertising and business referrals. The Company’s sales force is trained in a relationship selling approach that allows representatives to assess the hosting needs of customers and to recommend the appropriate solutions. This methodology gives customers a one-on-one consulting relationship with a sales professional in which the specific needs of the customer are appropriately addressed.

Out-bound sales force

Interland’s out-bound sales force generates new business through telemarketing, direct mail and Internet contact.

In addition to initial training, every sales specialist attends on-going weekly training sessions to enhance product knowledge and selling skills. Training is also performed through an on-demand Web-based training tool. This emphasis on training is intended to ensure that all sales personnel are knowledgeable about technological advances and the Company’s latest service offerings.

Online sales

The Company’s Internet marketing sales programs offer an automated online sales interface to potential customers. This enables customers to purchase services at any time directly from Interland’s Web site without the involvement of Company personnel.

Indirect sales

Indirect sales efforts are carried out through resellers and private-label relationships and other channels.

Resellers and private label relationships

Interland currently has a network of more than 8,900 resellers, large channel and private-label relationship partners, including system integrators, value-added hardware and software resellers, Web developers, Web consulting companies and Internet service providers. These resellers allow the Company to reach a larger customer audience cost effectively.

Other sales and distribution channels

Interland also pursues sales through a number of other indirect channels, including Internet partner marketing, customer referrals and industry referrals.

Internet partner marketing

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

Mainstream market services channels

Since its acquisition of Trellix, the Company has been developing sales channels aimed at distributing its new integrated online solutions services. These channels include a direct sales force, online and telephone sales. The Company also intends to test a variety of other distribution channels.

Direct sales force

Based on in-depth market research, the Company concluded that the best way to develop an effective portfolio of distribution channels to the mainstream market was to first establish a direct sales effort. This way, the Company would be able to control all aspects of this channel’s development as well as be as close as possible to its target customers. As a result, starting in the spring of 2003, the company began building a direct sales force dedicated to the mainstream market. The Company is planning on continuing the rollout of this sales force through fiscal year 2004.

Online and telephone sales

In parallel with the development of its direct mainstream sales force, the Company is leveraging its experience in online and telephone sales by making this new suite of products available through these established channels.

Other mainstream sales channels

During the course of fiscal 2004, the Company intends on testing a number of other potential distribution channels for its mainstream solutions. Potential channel candidates include retail partners, sales seminars, strategic partners, agents and franchisees. The Company also intends to leverage its network of thousands of hosting resellers. The Company’s objective for 2004 is to identify and begin implementing complementary distribution channels enabling it to cost-effectively distribute its suite of integrated online solutions to the mainstream SMB market.

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

Microsoft Corporation

Interland is a Microsoft Certified Solution Partner and is currently engaged in several initiatives with Microsoft, including developing Windows Server 2003 product offerings and promotions for both Dedicated and Shared hosting customers. The Company has worked with Microsoft throughout the year on Rapid Economic Justification studies and has beta tested new software well in advance of general release. In return, Microsoft provides the Company with technical expertise, PR programs and case studies, and training initiatives for Microsoft products. Microsoft has also featured the Company on its ASP.Net developer sites and promotes the Company’s offerings to its developer base. The Company continues to work with Microsoft to develop new hosted applications for its Windows products and is discussing the potential use of Exchange and Office product lines.

Verizon

On October 10, 2000, the Company entered into a business relationship with Verizon, a leading provider of communications and information services. Under the service provider relationship, Verizon has the right to market and sell a version of the Company’s traditional products and services to its business customers. The term of the relationship runs through October 9, 2004.

Customers

Interland provides hosting services both directly to end-user business customers as well as through Web developers, Web consulting firms and other organizations that bundle the Company’s services with their own products or services for sale to their end-user customers. As of August 31, 2003, the Company had approximately 200,000 paid shared hosting customer accounts and managed nearly 8,500 dedicated servers compared to 220,000 paid shared hosting customer accounts and 7,500 dedicated servers as of August 31, 2002. Additionally, the Company hosts Web sites under plans formerly marketed by Trellix.

Network Infrastructure, Technology and Operations

To provide a secure and reliable hosting environment, Interland has constructed a managed infrastructure, consisting of data centers, a redundant Internet communications backbone, enterprise management software and an advanced network.

Data centers

The Company has a total of almost 34,000 square feet of data center floor space. These data centers, located in Atlanta, Georgia (13,140 sq.ft.); Miami, Florida (13,189 sq.ft.) and Fremont, California (7,636 sq.ft.), include:

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

Proprietary technology

In addition to the blueHALO™ architecture, Interland has developed various proprietary technologies that are designed to allow customers to order, change and manage their Web hosting accounts easily regardless of their level of technical expertise. Proprietary technologies also enable the Company to automate a number of back-end functions and processes. For example, the Company’s provisioning system automatically activates customer initiated Web site changes within minutes of its entry. The Company’s administration page technology lets customers modify their Web sites from the Internet without having to contact the Company’s support staff. This technology provides the Company with the opportunity to achieve greater operational efficiencies and allows the customer to change passwords, protect specific directories, and to create database sources without the assistance of the Company’s technical support staff. Although the Company believes that its suite of technology offers its customers significant benefits, the Company does not believe that its competitive advantage materially depends upon protected intellectual property.

Network operations centers

Interland monitors its network operations 24 hours a day, every day of the year with technical experts in Windows and Linux operating platforms. The network operations center personnel monitor each piece of equipment, including routers, switches and servers, as well as all Internet and communication connections. The systems used in the network operations centers are designed to allow its systems engineers and administrators and support staff to be promptly alerted to problems, and the Company has procedures for rapidly resolving technical problems that arise.

International Revenues

Interland’s international revenues from continuing operations totaled $10.4 million, $10.6 million and $10.6 million in 2003, 2002 and 2001, respectively. International revenues are denominated and paid in U.S. dollars. These amounts represent revenues from international customers generated and supported in the U.S. as the Company has no network operations outside of the United States.

Competition

Interland believes that the primary competitive factors in the technical segment of its business are reliability, technical support and price. Although the market is intensely competitive, the Company believes that it compares favorably with its competition on these dimensions. In the SMB mainstream market segment, the Company believes that critical success factors are the bundling of a complete Web site design and hosting solution combined with a personalized approach to sales and customer support. The Company believes it is unique in the marketplace in its offering of such a service at a price attractive to the majority of SMBs.

The SMB hosting market is highly fragmented with a large number of competitors, most of which have market share of less than 1%. Interland believes it has a market share of approximately 10%, placing the Company in the industry’s leading position, and that its next closest competitor is NTT/Verio. A number of other companies offer Web hosting in addition to their core products and services. Current and potential competitors in the market include Web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, large information technology firms that provide a wide array of information technology services, computer hardware suppliers and Internet-centric companies.

The Company does not consider itself to be in direct competition with companies such as IBM, Digex, Globix or Navisite. Those companies provide high-end services that are highly customized, require the user to have technical expertise and generally charge several thousand dollars per month. Interland’s solutions are standardized, do not require the user to have technical expertise, and generally sell for less than $100 per month. Interland believes that it can sell standardized solutions to a larger customer base on a more efficient and profitable basis than can providers of high-end, customized solutions.

Intellectual Property

Interland relies on a combination of laws (including patent, copyright, trademark, service mark and trade secret laws) and contractual restrictions to establish and protect proprietary rights in its services. As of August 31, 2003, the Company owned eight issued U.S. patents and had several additional patent applications on file but not yet issued. Interland has entered into confidentiality and other agreements with its employees and contractors, including agreements in which the employees and contractors assign their rights in inventions to it. Interland has also entered into nondisclosure agreements with its suppliers, distributors and some customers in order to limit access to and disclosure of its proprietary information. Nonetheless, neither the intellectual property laws nor contractual arrangements, nor any of the other steps the Company has taken to protect its intellectual property can ensure that others will not use its technology or that others will not develop similar technologies.

Interland licenses or leases many technologies used in its Internet application services. The Company expects that it and its customers increasingly will be subject to third-party infringement claims as the number of Web sites and third-party service providers for Web-based businesses grows. Although the Company does not believe that its technologies or services infringe the proprietary rights of any third parties, the Company cannot ensure that third parties will not assert claims against it in the future or that these claims will not be successful. Although it has discontinued operations as a manufacturer of personal computers in the electronics industry, the Company is nonetheless subject to litigation arising from its past activities. It is not uncommon in the electronics industry for patent, trademark and other intellectual property rights claims to be asserted against companies, including component suppliers and personal computer manufacturers. Periodically, the Company is made aware that technology it has used in these discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operations’ products or processes, it may be legally liable to the owner of such intellectual property. Moreover, even in those instances where the Company is justified in denying claims that it has infringed on the intellectual property rights of others, it may nonetheless be forced to defend legal actions taken against the Company relating to allegedly protected technology, and such legal actions may require the Company to expend substantial funds. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors — Impairment of Interland’s intellectual property rights could negatively affect its business or could allow competitors to minimize any advantage that Interland’s proprietary technology may give it.”

Government Regulation

Interland is not currently subject to direct federal, state or local government regulation, other than regulations that generally apply to publicly registered businesses. This could change in the future — see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors — Interland’s business operates in an uncertain legal environment where future government regulation and lawsuits could restrict Interland’s business or cause unexpected losses.”

Employees

The Company employed approximately 761 individuals, including 88 contractors as of August 31, 2003 compared to approximately 820 individuals, including 75 contractors as of August 31, 2002. All of the Company’s employees are located in the United States and none is represented by a labor organization with respect to employment by the Company. As of August 31, 2003, the Company has never had an organized work stoppage, and it considers its employee relations to be satisfactory.

Environmental Regulations

Some risks of costs and liabilities related to environmental matters have been inherent in the Company’s discontinued operations, as with many similar businesses, and its operations are subject to certain federal, state and local environmental regulatory requirements relating to environmental and waste management. In connection with the Company’s discontinued operations, it periodically generated and handled limited amounts of materials that were considered hazardous waste under applicable law. The Company contracted for the off-site disposal of these materials. The Company believes it has operated in compliance with applicable environmental regulations. The Company employs diesel fuel to power some of its backup generators. This fuel is stored in tanks, which must be monitored to avoid spills and leaks, which could lead to violation of environmental regulations. The Company believes it employs appropriate safeguards to comply with applicable regulations.

ITEM 2. PROPERTIES

Interland leases several facilities which includes 143,215 square feet (of which 27,839 sq.ft. are subleased) in Atlanta, Georgia; 25,628 square feet (all of which are subleased) in Boise, Idaho; 43,851 square feet (of which 20,457 sq.ft. are subleased) in Bellevue, Washington; 45,000 square feet (of which 26,763 sq.ft. are subleased) in Tukwila, Washington; 64,174 square feet in Miami, Florida; 17,230 square feet (of which 2,180 sq.ft. are subleased) in Concord, Massachusetts; 12,500 square feet in Orlando, Florida; 15,229 square feet in Fremont, California; 9,400 square feet in Houston, Texas; 8,969 square feet in Farmingdale, New York; 200 square feet in New York, New York and 336 square feet in Weehawken, New Jersey.

ITEM 3. LEGAL PROCEEDINGS

Interland is defending an employee class action lawsuit filed in the U.S. District Court for Idaho. In this case, five individual plaintiffs claim that when they were employees of Micron Electronics Inc. (“MEI”) between 1999 and April 2001, they and other similarly situated employees did not receive overtime pay to which they were entitled under the Fair Labor Standards Act. Interland disputes these claims and believes the plaintiffs are not entitled to any material additional wages. The “opt in” period for potential class members has closed and discovery continues on the merits of the case. Interland believes that expenses or losses associated with the case will not have a material adverse effect on Interland. This potential liability remains with Interland even though it sold the PC Systems business.

In February of 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of Interland’s subsidiary, CommuniTech.Net, Inc. (“Communitech”), which was acquired by Interland in February 2002. The Company’s lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employee agreement and also demands payment from Mr. Murphy under his delinquent $2.7 million promissory notes. 273,526 shares of the Company’s common stock collateralize these notes and the receivable balance is shown on the balance sheet as a reduction in equity.

Messrs. Heitman and Murphy filed a lawsuit against Interland, its CEO, Mr. Joel Kocher, and Communitech, in Jackson County, Missouri claiming, among other things, that Interland acted unreasonably in failing to have the S-3 registration statement declared effective by the SEC on a timely basis and claiming that Interland and/or Mr. Kocher made inaccurate disclosures in connection with Interland’s acquisition of Communitech. The complaint asks for compensatory and punitive damages in an unspecified amount. Interland believes that these claims are without merit and will not have a material adverse effect on Interland and intends to vigorously defend the claims.

On March 14, 2003, Halo Management, LLC, filed a suit against Interland in the U.S. District Court for the Northern District of California. The suit alleges that Interland’s use of blueHALO™ (U.S. Patent and Trademark Office Serial No. 78/135,621) to describe its proprietary Web hosting architecture infringes on the plaintiff’s registered trademark Halo (U.S. Patent and Trademark Office Serial No. 75/870,390; Registration No. 2,586,017). The suit seeks a permanent injunction against Interland’s use of its blueHALO™ mark and money damages. In a motion after the suit was filed, the plaintiff also requested a preliminary injunction against Interland’s use of its blueHALO™ mark. On November 17, 2003 the court denied plaintiff’s motion. In rendering its opinion, the court specifically held that the plaintiff had engaged in so-called “naked licensing” and, as a consequence, had “forfeited its rights in” the HALO trademark. Consequently, Interland continues to believe it has meritorious defenses, plans to continue to defend the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

Periodically, the Company is made aware that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operation’s products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and has accrued a liability and charged discontinued operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report. As of August 31, 2003, the Company had an aggregate amount of $1.1 million accrued for such matters.

The Company is also a defendant in a number of other lawsuits which the Company regards as minor and unlikely to result in any material payment; nonetheless, the outcome of litigation may not be assured, and the Company’s cash balances could be materially affected by an adverse judgment.

In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on its results of operations, its financial condition or its cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 1, 2003 the Company held its annual meeting of shareholders. The following matter was voted upon:

The election of five directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and have qualified. The following table provides the number of votes cast for and withheld as to the election of directors.

Name of Nominee	Votes For	Votes Withheld

Joel J. Kocher	85,148,704	20,119,407
John B. Balousek	84,750,111	20,518,000
Robert C. Lee	84,761,603	20,506,508
Edward L. Shapiro	103,841,364	1,426,747
Robert T. Slezak	84,746,571	20,521,540

On November 11, 2003 the Board elected Patrick Crecine to fill a vacant seat.

ITEM 4A. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The executive officers and directors of the Company and their ages as of November 11, 2003, were as follows:

Name	Age	Position

Joel J. Kocher	47	Chairman of the Board of Directors, President and Chief Executive Officer
Allen L. Shulman	55	Senior Vice President, Chief Financial Officer, and General Counsel
Savino R. “Sid” Ferrales	53	Senior Vice President and Chief Human Resources Officer
Donald Bulens	47	Senior Vice President of Mainstream Marketing
William Jones	43	Chief Information Officer, Vice President of Operations
Tiffani Bova	37	Vice President, Sales & Channel Programs
Robert T. Slezak	46	Director
John P. Crecine	64	Director
Robert Lee	54	Director
John B. Balousek	57	Director
Edward Shapiro	38	Director

Joel J. Kocher is Chairman, President and Chief Executive Officer. He joined the Company in January 1998 as President, Chief Operating Officer, and Director, and was appointed Chairman and Chief Executive Officer in June 1998. Prior to joining the Company, Mr. Kocher served as President and Chief Operating Officer at Power Computing Corporation, a personal computer company, from December 1996 until August 1997. He served as Executive Vice President and then Chief Executive Officer of Artistsoft, Inc., a computer networking and telephony company, from August 1994 to January 1996. From 1987 to 1994, he held several senior executive positions with Dell Computer Corporation, including President, Worldwide Sales, Marketing and Services.

Allen L. Shulman was elected as Senior Vice President, Chief Financial Officer, and General Counsel in October 2002, after serving as Vice President and General Counsel since joining the Company in November 2001. Mr. Shulman served as General Counsel of CheckFree Corporation from May 1997 until October 2001 and additionally as Chief Financial Officer from August 1998 to June 2000. From 1983 to 1996, Mr. Shulman held a number of executive positions with United Refrigerated Services, Inc., including Chief Operating Officer, Chief Financial Officer, and General Counsel. From 1974 to 1983, he practiced law in New Jersey and in Chicago where he was a partner in the firm of Conklin & Adler.

Savino R “Sid” Ferrales has served as Senior Vice President and Chief Human Resources Officer since February 1998. From December 1997 to January 1998, Mr. Ferrales performed human resource consulting work for Micron Electronics, Inc. Prior to that, he served as Vice President of Human Resources at Power Computing Corporation from March 1997 to November 1997. From June 1995 to February 1997, Mr. Ferrales served as Vice-President, Worldwide Human Resources, for Digital Equipment Corporation. From 1994 to June 1995, he was a principal in

OMC Group, a human resources consulting firm. From January 1989 to June 1995, he served as Vice President of Human Resources at Dell Computer Corporation. He has over twenty-five years experience in human resources and organization development with several high technology companies, including more than ten years at Motorola, Inc.

Donald Bulens is Senior Vice President of Mainstream Marketing and joined the Company in conjunction with the January 2003 acquisition of Trellix Corporation (“Trellix”). Mr. Bulens was formerly the President and CEO of Trellix from January 1999 through January 2003. Prior to Trellix, Mr. Bulens was an independent consultant advising software and Internet companies from November 1997 through January 1999. From August 1996 through November 1997, Mr. Bulens was the President and CEO of Radnet, Inc. From January 1988 through August 1996, Mr. Bulens held a number of management positions at Lotus Development Corporation, including Vice President of Worldwide Business Partner Programs. Mr. Bulens began his career at New England Telephone Company and then AT&T, where he held several sales and sales management positions from June 1978 through January 1988.

William Jones became Chief Information Officer, Vice President of Operations in July 2003. A 20-year veteran in information technology, Mr. Jones brings a wealth of experience to his job overseeing the Company’s information technology and data center operations. Prior to joining Interland, Mr. Jones was CIO of Tivoli Systems from May 2000 to January 2003, and as director of Americas infrastructure services for the IBM Software Group from November 1998 to May 2000. From October 1996 to October 1998, he served as director of operations in the IT group for ENTEX Information Services, a privately held computer systems reseller and services company. During his 14-year tenure at Electronic Data Systems (EDS) from June 1982 to October 1996, he held various technical and management positions with emphasis on information technology operations.

Tiffani Bova became the Vice President, Sales & Channel Programs at Interland in July 2003. Miss Bova joined Interland from Affinity Internet where she was the Vice President of Sales and Channel Programs, building Affinity’s channel presence and revenue growth. In 2002, Miss Bova was named one of twenty-five leading channel advocates heading up innovative channel program campaigns by CRN Magazine. Widely regarded as an expert in the technology reseller channel, this 13-year technical sales veteran has also held management positions with leading companies including Sprint, Inacom and Winstar.

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

Dr. John Patrick Crecine became a director of Interland in November 2003. Dr. Crecine is Chief Executive Officer of B.P.T., Inc., a private investor, and consultant. He was President of the Georgia Institute of Technology from 1987 to mid-1994. Previously he served as a Professor at the University of Michigan and founding Director of the Institute of Public Policy Studies from 1965 to 1975. He became Dean of the College of Humanities and Social Sciences at Carnegie Mellon University in 1976, a position he held until 1983 when he became the University’s Provost and Senior Vice President for Academic Affairs. He held that position until his Georgia Tech appointment. He is a member of the Board of the Georgia Department of Industry, Trade and Tourism. He also has been a Director of INTERMET Corporation, a company listed on the NASDAQ National Market, since 1993.

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

Edward Shapiro has served as a member of the board of Directors since January 2002. He is currently a partner with PAR Capital Management, Inc. He also has held the positions of vice president with Wellington Management Company LLC, and financial analyst with Morgan Stanley & Co.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Interland’s common stock trades on the NASDAQ National Market under the symbol “INLD.” Prior to August 7, 2001, the Company’s stock traded under the symbol “MUEI” on the NASDAQ National Market. The following table shows for the fiscal periods indicated the high and low close prices for the Company’s common stock, as reported by the NASDAQ National Market:

		High	Low

2003	Fourth Quarter ended August 31, 2003	$12.20	$7.25
	Third Quarter ended May 31, 2003	12.50	6.50
	Second Quarter ended February 28, 2003	18.90	7.10
	First Quarter ended November 30, 2002	28.30	13.60

2002	Fourth Quarter ended August 31, 2002	$32.80	$24.90
	Third Quarter ended May 31, 2002	32.00	17.80
	Second Quarter ended February 28, 2002	30.00	17.90
	First Quarter ended November 30, 2001	23.00	10.40

The above prices have been adjusted to reflect the Company’s 1-for-10 reverse stock split, which became effective on August 1, 2003.

Holders Of Record

On November 24, 2003, the closing price of Interland’s common stock as reported on the Nasdaq National Market was $6.83 per share and there were approximately 1,900 shareholders of record.

Dividends

Interland has not declared or paid any cash dividends and does not foresee paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS)

The following selected historical consolidated statement of income data for the years ended August 31, 2003, 2002 and 2001, and the historical consolidated balance sheet data as of August 31, 2003 and 2002 have been derived from the Company’s audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The Company has disposed of its PC Systems and SpecTek business segments, which are reported separately as discontinued operations. See the note entitled “Discontinued Operations” in the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statement of income data below reflects only the results of the Company’s continuing operations, the Web hosting business.

In fiscal 2003, the Company acquired one Web and applications hosting company and a developer of software-based Web site solutions. In fiscal 2002, the Company acquired three Web and applications hosting companies, as well as Web hosting accounts from Interliant, Inc., Burlee and AT&T. In fiscal 2001, the Company acquired Interland, Inc., an Atlanta, Georgia-based Web and applications hosting company serving small-and-medium-sized businesses, and, in connection with the acquisition of Interland-Georgia, the Company changed its name from Micron Electronics, Inc. to Interland, Inc. and its trading symbol to “INLD.” In fiscal 2000, the Company acquired two Web and applications hosting companies. These acquisitions are reflected in the consolidated financial statements as of the date of acquisition. See the note entitled “Acquisitions” in the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The information contained below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Results of operations for the periods presented are not necessarily indicative of results of operations for future periods.

	Fiscal Years Ended August 31,

(In thousands, except per share amounts)	2003	2002	2001	2000	1999

Statements of income data:
Revenues from continuing operations	$106,638	$101,628	$60,752	$32,862	$464
Income (loss) from continuing operations	(178,791)	(5,272)	(145,717)	(26,192)	5,187
Net Income (loss)	(173,879)	(11,293)	(357,194)	41,543	36,524
Earnings (loss) per share, continuing operations
Basic and Diluted	$(12.19)	$(0.38)	$(14.63)	$(2.70)	$0.50
Net Income (loss) per share
Basic and Diluted	$(11.85)	$(0.82)	$(35.86)	$4.30	$3.80
Balance sheet data:
Total assets	$207,042	$395,278	$429,280	$563,920	$502,826
Total debt	12,499	31,166	39,106	1,971	9,993
Shareholders’ equity	152,658	297,730	296,430	506,580	458,499

The above per share amounts have been adjusted to reflect the Company’s 1-for-10 reverse stock split, which became effective on August 1, 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Form 10-K that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding Interland’s expectations of the Company’s future liquidity needs, its expectations regarding its future operating results including its planned increase in its revenue levels and the actions the Company expects to take in order to maintain its existing customers and expand its operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to it as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements due to the risks and uncertainties associated with forward-looking statements including risks associated with our target markets, product offerings, and risks pertaining to our ability to successfully enhance the Company’s operations. These and other identified risks are disclosed in the “Risk Factors” section of Item 7 — Management’s Discussion and Analysis included in this Form 10-K for the year ended August 31, 2003. All yearly references are to the Company’s fiscal years ended August 31, 2003, August 31, 2002, or August 31, 2001 unless otherwise indicated. All quarterly references are also on a fiscal basis, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

Overview

Interland is a leader in delivering standardized business-class Web hosting and online solutions to small-and-medium-sized businesses, and helping them to achieve success by providing the knowledge, services and tools to build, manage and promote businesses online. Interland offers a broad range of products and services, including shared and dedicated hosting services, e-commerce, application hosting, Web site development, marketing and optimization tools. Prior to 2001, the Company also provided a variety of computer products and related services through PC Systems, a computer manufacturing business, and SpecTek, a memory products business. During fiscal

2001, the Company discontinued its PC Systems and SpecTek businesses and the Company’s ongoing operations became exclusively those of an online solutions provider to small businesses.

The current Web hosting business was formed through the merger of the Company’s HostPro division and Interland, Inc., a Georgia Corporation (“Interland-Georgia”), followed by eight company or account acquisitions from October 2001 through August 31, 2003. On August 6, 2001, the Company acquired Interland-Georgia, an Atlanta, Georgia based provider of a broad range of Web hosting; applications hosting and other related Web-based business solutions specifically designed to meet the needs of small-and medium-sized businesses. In connection with the acquisition of Interland-Georgia, Micron Electronics, Inc., (“MEI”), changed its name to Interland, Inc. and its trading symbol from “MUEI” to “INLD”.

On October 2001, January 2002, and May 2002 respectively, the Company acquired the small-sized business focused shared and dedicated Web hosting customer accounts of Interliant, Inc., (“Interliant”), AT&T Corp., (“AT&T”), and Burlee Networks LLC, (“Burlee”).

On February 8, 2002, the Company acquired CommuniTech.Net, Inc., (“CommuniTech.Net”) a Kansas City, Missouri based Web hosting company.

On May 3, 2002, the Company acquired Dialtone, Inc., (“Dialtone”), a Fort Lauderdale, Florida based dedicated Web hosting company.

On August 1, 2002, the Company acquired iNNERHOST, Inc., (“iNNERHOST”), a Miami, Florida based Web hosting company serving small-and medium-sized businesses.

On January 3, 2003, the Company acquired Trellix Corporation (“Trellix”), a privately held company founded in 1995 is a provider of Web site development and publishing solutions, integrated business services, and low-cost hosting technology. Trellix offers a suite of site building tools and services that enable users to create professional Web sites.

On June 13, 2003, the Company acquired Hostcentric, Inc., a privately held company that provides a broad range of Web hosting services to small business and enterprise customers.

During fiscal 2003 the Company focused primarily on integrating the acquisitions described above. As a result of these integration activities, the Company generated quarterly operating cost savings of $11.6 million, as evidenced by the reduction of operating expenses from the $44.5 million incurred in the fourth quarter of fiscal 2002 to the $32.9 million incurred in the fourth quarter of fiscal 2003. In order to reduce expenses, the Company exited redundant data center facilities, reduced the associated work force, and terminated redundant and/or uneconomic bandwidth and connectivity contracts. The Company has a limited operating history as a provider of standardized business-class online solutions to SMBs. The Company’s revenue growth is attributable to its acquisitions. As a result, the Company does not believe its historical financial results are indicative of expected future results. The Company does not anticipate making further acquisitions as a means of growing revenue, but rather it intends to pursue organic growth strategies, including execution of its plans to offer combined Web site design, development, and management tools to small-and-medium-sized businesses, also referred to as its “mainstream market” initiative.

Critical Accounting Policies And Estimates

Management based this discussion and analysis of financial condition and results of operations upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its critical accounting policies and estimates, including those related to revenue recognition, valuation of accounts receivable, property, plant and equipment, long-lived assets, intangible assets, and contingencies. Estimates are based on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods.

•	Revenue Recognition — Revenues from continuing operations are primarily generated from shared and dedicated Internet Web hosting, managed services, e-commerce services, applications hosting, domain name registrations, and Web site development services. Revenues are recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to twenty four months and sometimes require up-front set-up fees, which are deferred and recognized ratably over the customers’ first year of service. Deferred revenues represent the liability for advance billings to customers for services not yet provided. The Company may permit an early termination of a term contract subject to penalties.

•	Valuation of Accounts Receivable — Judgment is required when the Company assesses the likelihood of ultimate realization of recorded accounts receivable, including assessing the likelihood of collection and the credit-worthiness of customers. If the financial condition of the Company’s customers were to deteriorate or their operating climate were to change, resulting in an impairment of either their ability or willingness to make payments, an increase in the allowance for doubtful accounts would be required. Similarly, a change in the payment behavior of customers generally may require an adjustment in the calculation of an appropriate allowance. The majority of customer payments are made by credit card. Each month management reviews customer payment patterns, historical credit card charge-backs, customer cancellation trends, and comparative aged receivables balances in order to determine the appropriate amount of allowance for doubtful accounts receivable to record. As a result of these analyses, the Company believes that the current allowance for doubtful accounts receivable is adequate to cover a reasonably expected level of un-collectible accounts receivable as of the balance sheet date.

•	Property, Plant, Equipment and Long Lived Assets — The Company utilizes significant amounts of property, plant and equipment in providing service to its customers. For financial statement reporting purposes, the Company uses straight-line depreciation for property and equipment over our estimate of their useful lives. The Company uses estimated useful lives of three to seven years for equipment and software. Changes in technology or changes in the intended use of property, plant and equipment may cause the estimated period of use or the value of these assets to change. The Company performs an annual analysis to confirm the appropriateness of estimated economic useful lives for each category of property, plant, and equipment. Additionally, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

•	Goodwill and Intangible Assets — In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company periodically evaluates goodwill and intangible assets for potential impairment. The Company tests for the impairment of goodwill and intangible assets annually by determining whether the Company’s carrying value exceeds its fair value. Fair value is ascertained by using quoted values of the Company’s stock and by using discounted values of expected future cash flows. If impairment of carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational considerations. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with acquired businesses are impaired. Goodwill is no longer amortized, but instead is subject to impairment tests at least annually. The Company generally performs the annual test on May 31st. Other intangible assets are amortized over an estimate of their period of benefit.

•	Contingencies — The Company is subject to proceedings, lawsuits and other claims related to class action lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business. The Company is required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. A determination of the amount of the loss accrual required, if any, for these contingencies, is made after careful analysis of each individual issue. The Company consults with legal counsel and other experts where necessary to assess any contingencies. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

•	Discontinued Operations — During fiscal 2001, the Company discontinued the operations of its PC Systems and SpecTek business segments. These segments have been accounted for as discontinued operations in accordance with APB No. 30 and in this regard an estimate of all retained liabilities was recorded. The amounts recorded as of the subsequent reported balance sheet dates represent the estimated remaining liabilities. These amounts are subject to final settlement, which could result in a revision to the estimated loss on the final disposal of these discontinued operations. Related amounts in the financial statements and corresponding notes for all periods presented have been classified as part of discontinued operations.

•	Restructuring and Acquisition Related Liabilities — The Company has remaining reserves related to our restructuring program approved and implemented in the fourth quarter of fiscal year 2001 in connection with our acquisition of Interland-GA. The Company also incurred liabilities related to the integration of acquired business during fiscal 2002 and 2003. These remaining liabilities represent our estimate of future lease payments for data centers and office facilities being exited that cannot be recovered through subleases, employee termination, and termination penalties for bandwidth and data connectivity contracts we are no longer utilizing.

Results Of Continuing Operations

The Company’s consolidated financial information presents the net effect of discontinued operations separate from the results of the Company’s continuing operations. Historical financial information has been reclassified to consistently separate and present the results of discontinued operations, and the discussion and analysis that follow generally focuses on continuing operations. The following table sets forth, for the periods indicated, certain data derived from the Company’s consolidated statements of operations as a percentage of revenues:

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2003	2002	2001

Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Network operating costs	30.8%	34.0%	46.2%
Sales and marketing	19.0%	26.4%	38.7%
Technical support	14.7%	16.6%	19.5%
General and administrative	38.4%	38.3%	51.7%
Bad debt expense	6.9%	10.4%	3.7%
Depreciation and amortization	53.2%	36.1%	40.5%
Restructuring costs	4.8%	-1.3%	181.5%
Merger and integration costs	0.5%	8.0%	2.8%
Goodwill impairment	84.3%	0.0%	0.0%
Intangible asset impairment	13.0%	0.0%	0.0%
Other expense (income), net	1.2%	0.7%	-2.7%

Total operating costs and expenses	266.8%	169.1%	382.0%

Operating (loss)	-166.8%	-69.1%	-282.0%
Loss on investments, net	0.0%	0.0%	-8.9%
Interest income (expense), net	-0.3%	0.7%	13.7%

Loss from continuing operations before taxes	-167.1%	-68.4%	-277.2%
Income tax benefit (expense)	-0.6%	63.2%	37.3%

Net income (loss) from continuing operations	-167.7%	-5.2%	-239.9%

The loss from continuing operations for the fiscal year 2003 was $(178.8) million, or $(12.19) per share basic and diluted, on revenues of $106.6 million, compared to a loss from continuing operations in 2002 of $(5.3) million, or $(0.38) per share basic and diluted, on revenues of $101.6 million, and a loss from continuing operations in 2001 of $(145.7) million, or $(14.63) per share basic and diluted on revenues of $60.8 million. The results of continuing operations in fiscal 2001 include the operating activities of Interland-Georgia from August 6, 2001, the period from the date of acquisition to the end of the fiscal year. The results of continuing operations in fiscal 2002 include the operating activities of:

•	Interland-Georgia for twelve months;

•	CommuniTech.Net for seven months;

•	Dialtone for four months; and,

•	INNERHOST for one month.

The results of continuing operations for fiscal 2003 include the operating activities of:

•	Interland-Georgia for twelve months;

•	CommuniTech.Net for twelve months;

•	Dialtone for twelve months;

•	INNERHOST for twelve months;

•	Trellix for eight months; and,

•	Hostcentric for two and one-half months.

Discontinued Operations

PC Systems

In fiscal 2001 the Company discontinued the operations of its PC Systems business segment, which has been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC, (“GTG PC”) an affiliate of the Gores Technology Group. Under the terms of the agreement, GTG PC received assets, which included $76.5 million in cash, and assumed specified liabilities of the PC Systems business. The Company retained all liabilities of the PC Systems business not assumed by GTG PC, including, for example, liabilities for taxes arising prior to the closing of the transaction, employee termination and related expenses, and any contingent liabilities arising prior to the closing date.

Through August 31, 2003, or for the applicable statute of limitations with respect to taxes and government contracts, the Company is obligated to indemnify the purchaser and affiliated entities for any breaches of the representations and warranties contained in the agreement. In addition, the Company is obligated for an indefinite period of time to indemnify the purchaser and affiliated entities for any breaches in covenants. The agreement provides that the maximum aggregate liability of the Company for indemnification under the agreement is $10.0 million. To date the Company has not made any indemnification payments in regards to these matters.

In fiscal 2001, the Company recognized an initial estimated loss on disposal of the PC Systems business of $212.2 million. In fiscal 2002, the Company recognized an estimated additional loss on the disposal of PC Systems of $6.0 million. Included in the loss recognized in fiscal 2002 is a $3.8 million charge in connection with the resolution of disputed obligations owed to the Company by GTG PC Holdings, LLC an affiliate of Gores Technology Group. In addition, the Company wrote down certain sales tax receivable balances to their net realizable value, which resulted in a charge of $0.7 million. The Company also accrued $0.7 million in contingent liabilities, and $0.6 million in legal expenses related to the disposal of discontinued operations.

In fiscal 2003, the Company recognized a gain of $4.9 million on the disposal of discontinued operations. This gain consisted of a $5.5 million reduction in the Company’s liability for Micron Electronics’ sales taxes payable with various jurisdictions including a settlement reached with the state of Idaho, and a $0.4 million reduction in the Company’s liability for Micron Electronics payroll taxes. These gains were partially offset by a $0.7 million increase in required legal reserves and $0.3 million in other various charges related to discontinued operations.

SpecTek

In fiscal 2001, the Company discontinued the operations of its SpecTek business segment, which has been accounted for as discontinued operations in accordance with APB No. 30. Pursuant to the related Amended and Restated Component Recovery Agreement, Micron Technology, Inc. (“MTI”), exercised its rights to purchase the assets of the SpecTek business. On March 22, 2001, the Company entered into a Purchase Agreement (the “Purchase Agreement”) to sell all assets primarily used by SpecTek and certain land, buildings, and intellectual property assets to MTI. Pursuant to the terms of the Purchase Agreement, the Company transferred the land, buildings and intellectual property to MTI on March 22, 2001 and received $18 million of cash in excess of the historical cost incurred by MTI. This amount was recorded, net of tax, as an increase in additional paid in capital. Net proceeds from the sale of the SpecTek assets under the Purchase Agreement were $39.6 million.

Comparison of the Years Ended August 31, 2003, 2002, and 2001

Revenues

Total revenues increased 4.9% to $106.6 million during fiscal 2003 from $101.6 million in fiscal 2002 and $60.8 million in fiscal 2001.

	Fiscal Year Ended

	August 31,	August 31,	August 31,
Revenues	2003	2002	2001

Hosting revenue	$103,313	$99,755	$52,476
Other revenue	3,325	1,873	8,276

Total revenue	$106,638	$101,628	$60,752

Hosting revenues increased 3.6% to $103.3 million during fiscal 2003 from $99.8 million in fiscal 2002 and $52.5 million in fiscal 2001. Hosting revenues are comprised of shared, dedicated, and application hosting services and domain name registrations. The growth in hosting revenues, which is attributable to acquisitions, continues to be partially offset by account cancellations, net of new customers obtained through sales and marketing activities. These cancellations occur as a result of: a) customer action; b) termination by the Company for non-payment; or c) termination by the Company as a result of a decision to no longer provide a particular service. The Company has not, during its current acquisition and integration phases, focused on organic growth, and has as a result of increased efficiency, reduced its spending on marketing and advertising from the amounts spent in fiscal 2002. Consequently, the Company has, aside from acquisitions, yet to achieve sustained overall growth in revenue. The Company does not expect to make further acquisitions, although the recent acquisition of Hostcentric is expected to provide additional revenue. The Company does expect to achieve modest organic revenue growth sometime during fiscal 2004 in both its core hosting business and its “mainstream market” initiative by which it will offer Web site design, development, and management tools to small-and-medium-sized businesses. The increase from 2001 to 2002 was primarily related to the additional subscribers obtained from various acquisitions made by the Company.

Other revenues increased 77.5% to $3.3 million during fiscal 2003 from $1.9 million in fiscal 2002, which had decreased from $8.3 million in fiscal 2001. Other revenues are primarily comprised of consulting, Internet connectivity fees, co-location services, and Web-based business solution services. The increase in other revenues during fiscal 2003 is due to an increase in consulting services and the inclusion of Trellix revenues, partially offset by a decrease in co-location services revenue. The decrease from 2001 to 2002 was the result of the sale of consumer dial-up accounts in 2001 and 2002 and the Company’s strategy to move away from the sale of hardware.

As of August 31, 2003, the Company had approximately 200,000 paid shared hosting customer accounts and managed nearly 8,500 dedicated servers (many of which host multiple Web sites) compared to 220,000 paid shared hosting customer accounts and 7,500 dedicated servers at August 31, 2002. The decrease in shared hosting customer accounts is primarily due to customer churn caused by breakage experienced as accounts were migrated to other data centers during the integration process, as well as the Company’s more stringent termination policies applied to delinquent accounts. The increase in dedicated servers is primarily attributable to the Hostcentric acquisition and improved sales performance.

Operating Costs and Expenses

Network Operating Costs

Network operating costs decreased 5.0% to $32.9 million in fiscal 2003 from $34.6 million in fiscal 2002, which had increased 23.2% from $28.1 million in fiscal 2001. The decrease in networking operating costs is most directly related to the data center consolidation, which was a critical part of the Company’s restructuring and integration initiative. That initiative also accounted for a $1.5 million reduction in bandwidth connectivity costs, a $1.3 million reduction in service fees, and a $0.8 million reduction in employee related costs. In addition the Company reduced operating lease costs by $1.6 million as a result of purchasing the underlying leased equipment. These cost savings were partially offset by a $1.6 million increase in software costs necessary to support customer product offerings, a $0.9 million increase in repair and maintenance costs to maintain network reliability, a $0.6 million increase in professional fees to upgrade network security, and a $0.4 million increase in domain registration costs. The increase from 2001 to 2002 was primarily related to expenses such as rent, telecommunications and Internet access costs from acquired companies and their associated data center facilities.

Sales and Marketing

Sales and marketing expenses decreased 24.4% to $20.3 million during fiscal 2003 from $26.8 million in fiscal 2002, which had increased 14.0% from $23.5 million in fiscal 2001. The Company’s sales and marketing expenses as a percentage of revenues decreased to 19.0% during fiscal 2003 from 26.4% in fiscal 2002 and 38.7% in fiscal 2001. The decrease in sales and marketing expenses is directly attributable to functional centralization and much greater use of on-line advertising and customer initiated on-line sales, and a reduction in reliance on more expensive print advertising and direct mail. The increase from 2001 to 2002 reflects the addition of the sales and marketing cost structure of the companies acquired during 2002.

Technical Support

Technical support expenses decreased 6.7% to $15.7 million during fiscal 2003 from $16.8 million in fiscal 2002, which had increased 41.9% from $11.9 million in fiscal 2001. The Company’s technical support expenses as a percentage of revenues decreased to 14.7% during fiscal 2003 from 16.6% in fiscal 2002 and 19.5% in fiscal 2001. The decrease in technical support costs is caused by a $1.3 million reduction in service fees paid to third-party providers for support of acquired accounts, a $0.4 million reduction in professional fee expenses associated with process reengineering initiatives, a $0.3 million reduction in employee-related expenses, and $0.3 million savings in repairs and maintenance costs. Partially offsetting these reductions were increases in contracted labor expenses of $0.6 million and occupancy expenses of $0.6 million. The increase from 2001 to 2002 reflected the additional resources needed to support the increased size of the customer account base generated by 2002 company acquisitions.

General and Administrative

General and administrative expenses increased 5.3% to $40.9 million during fiscal 2003 from $38.9 million in fiscal 2002, which had increased 23.8% from $31.4 million in fiscal 2001. The Company’s general and administrative expenses as a percentage of revenues increased to 38.4% during fiscal 2003 from 38.3% in fiscal 2002 and down from 51.7% in fiscal 2001. General and administrative expenses increased primarily due to a $2.3 million increase in professional fees primarily related to process improvements, the initial design requirements of a new billing system and the development of the “mainstream market” initiative, a $1.4 million increase in legal fees associated with litigation arising from the integration of recent acquisitions and related security registrations costs, an additional $1.3 million in salary and benefit costs associated with the acquired workforces of iNNERHOST, Trellix, and Hostcentric, a $0.6 million increase in staffing relocation costs necessary to complete consolidation initiatives, and a $0.5 million increase in premiums for director and officer liability insurance. Partially offsetting these increases was a $2.4 million decrease in occupancy costs associated with office consolidation, a $1.2 million decrease in allocated service fees, and a $0.6 million decrease in communication costs as a result of renegotiated contracts with telecom providers. The increase from 2001 to 2002 was primarily related to increased administrative costs attributable to the acquisitions made by the Company and an adjustment to reserves required for disposal of abandoned facilities.

Bad Debt Expense

Bad debt expense decreased 30.3% to $7.3 million during fiscal 2003 from $10.5 million in fiscal 2002, which had increased 377.2% from $2.2 million in fiscal 2001. The Company’s bad debt expense as a percentage of revenues decreased to 6.9% during fiscal 2003 from 10.4% in fiscal 2002 compared to 3.7% in fiscal 2001. The decrease in bad debt expense is directly attributable to the implementation of more aggressive collection strategies and more stringent non-paying account deactivation termination policies. Generally services are suspended when an account becomes thirty days past due and services are terminated if an account ages beyond sixty days. The increase in bad debt expense during fiscal 2002 was primarily related to the acquisitions of customer accounts of Interland-GA, CommuniTech.Net, Dialtone, Interliant, and AT&T. Following these transactions the Company experienced short-term customer churn and “breakage” during the account integration and migration process. In connection with the acquisition of Interland-GA and the restructuring plan, which included the consolidation of data centers and internal business systems, the Company also addressed internal customer credit and billing function issues. The combination of higher than expected customer churn and the integration and consolidation of our billing and collection functions during the year resulted in unusually high bad debt expense for the year ended August 31, 2002. In response to the higher bad debt expense, the Company increased its collection efforts in the third quarter of FY 2002 to bring the past due accounts back down to a more normal level.

Depreciation And Amortization

Depreciation and amortization expenses increased 54.4% to $56.7 million during fiscal 2003 from $36.7 million in fiscal 2002, which had increased 49.4% from $24.6 million in fiscal 2001. The Company’s depreciation and amortization expenses as a percentage of revenues increased to 53.2% during fiscal 2003 from 36.1% in fiscal 2002 and 40.5% in fiscal 2001. The increase in annual depreciation and amortization expense is due to (a) $9.8 million of accelerated depreciation on the assets associated with closed data centers in Seattle, Los Angeles and Kansas City; (b) $2.3 million of accelerated amortization of software products acquired through business combinations; and, (c) $9.6 million additional depreciation and amortization charges associated with acquired entities and purchased assets. The increase from 2001 to 2002 was primarily related to depreciation of acquired data centers and equipment, increased amortization expense pertaining to the acquisition of customer accounts. This amortization can arise both from transactions in which we acquire only customer accounts and from acquisitions of customer accounts in connection with the acquisition of a corporation through merger or stock purchase.

Restructuring Costs

Restructuring costs increased 483.1% to $5.1 million during fiscal 2003 from a $(1.3) million gain in fiscal 2002, which had decreased 101.2% from $110.3 million in fiscal 2001. During fiscal 2003 the Company adopted a consolidation and restructuring plan, which led to the closure of redundant data centers and the consequent establishment and recording of appropriate reserves. The restructuring costs in fiscal year 2003 were composed of $0.7 million for the termination of bandwidth connectivity contracts, $1.8 million for facility lease termination charges, $1.4 million for equipment related charges and $1.2 million for employee related severance expenses. During fiscal 2002 the Company recognized a write down of $1.3 million against the restructuring reserve established in August 2001 coincident with the acquisition of Interland-Georgia. This write down pertained to the settlement of a previously disputed tenant improvement allowance, settlement of bandwidth connectivity contracts for less than previously estimated, and the assignment of certain other data connectivity contracts to a third party.

During the fourth quarter of 2001, the Company approved and implemented a restructuring program in connection with its acquisition of Interland-Georgia. This finalized restructuring plan, for which all payments are expected to be completed by December 31st, 2003, provides for the consolidation of the Company’s operations and elimination of duplicative facilities obtained as a result of previous business acquisitions. In accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity,” the restructuring costs, excluding asset impairments, were recognized as liabilities at the time management committed to the plan. Management determined that these costs provided no future economic benefit, they were incremental to other costs incurred by the Company prior to the restructuring, or were contractual obligations that existed prior to the date the plan was approved and were either continued after the exit plan was completed with no economic benefit to the Company or were non-cancelable without a penalty; and they were incurred as a direct result of the plan to exit the identified activities. The asset impairments were accounted for in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Accordingly, during 2001, the Company recorded a charge of approximately $110.3 million related to employee termination benefits, facility closure costs, asset disposals and other exit costs which the Company has recorded in operating expenses.

During the second quarter of 2003, the Company approved and initiated a program to exit certain facilities and consolidate those operations into other existing facilities. This restructuring plan is part of management’s continued plan to streamline the Company’s operations and to reduce the long-term operating costs. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” costs associated with these activities have been recognized and measured at their fair value in the period in which the liabilities are incurred. One-time termination benefits for employees required to render services until they are terminated in order to receive termination benefits were recognized ratably over the future service period. The plan provided for the closure of three data center facilities, a reduction of those related workforces of approximately 171 employees, and the termination of bandwidth and data connectivity contracts in place at these and other facilities. The Company exited all three data centers by June 2003.

The following table shows a reconciliation of the beginning and ending liability balances from August 31, 2000 through August 31, 2003, related to all restructuring activities recorded by the Company under both of the restructuring programs described in the above two paragraphs. These accrued restructuring charges are reflected in the consolidated balance sheet in “Accrued expenses”:

		Property,		Employee
	Lease	plant, and	Other exit	termination	Goodwill and
	abandonments	equipment	costs	benefits	Intangibles	Total

			(In thousands)
Balance at August 31, 2000	$—	$—	$—	$—	$—	$—
Plan charges	9,404	26,915	3,528	727	69,704	110,278
Cash paid	(683)	—	—	(498)	—	(1,181)
Non-cash write downs	—	(26,915)	—	—	(69,704)	(96,619)

Balance at August 31, 2001	$8,721	$—	$3,528	$229	$—	$12,478
Cash paid	(1,625)	—	(487)	(229)	—	(2,341)
Other adjustments	538	—	(1,862)	—	—	(1,324)

Balance at August 31, 2002	$7,634	$—	$1,179	$—	$—	$8,813
Plan charges	2,061	1,317	1,886	1,317	—	6,581
Cash paid	(3,831)	(227)	(625)	(1,165)	—	(5,848)
Other adjustments	(218)	46	(1,216)	(121)	—	(1,509)
Non-cash write down	—	(871)	—	—	—	(871)

Balance at August 31, 2003	$5,646	$265	$1,224	$31	$—	$7,166

Through the twelve months ended August 31, 2003, the Company has incurred $5.1 million in restructuring charges. The fiscal 2003 plan charges consist of $2.1 million in lease termination costs, $1.9 million in bandwidth termination costs, $1.3 million in employee termination benefits, and $1.3 million in fixed asset related charges. The Company settled certain data connectivity contract obligations for amounts less than the original estimates. In connection with the settlements, the bandwidth termination costs accrual was reduced by $1.2 million and is reflected in the above table in “Other adjustments.” In addition, one of the Company’s lease abandonment liabilities was reduced by $0.2 million in connection with the reduction of the Company’s obligation due to a sublease arrangement for the facility. The lease abandonment charge represents future lease payments for data centers and office facilities being exited. The other exit costs represent termination penalties for bandwidth and data connectivity contracts.

Merger And Integration Costs

Merger and integration costs decreased 93.9% to $0.5 million during fiscal 2003 from $8.1 million in fiscal 2002, which had increased 375.6% from $1.7 million in fiscal 2001. The Company’s merger and integration costs as a percentage of revenues decreased to 0.5% during fiscal 2003 from 8.0% in fiscal 2002 and 2.8% in fiscal 2001. The costs incurred in fiscal 2003 related primarily to employee relocation costs. The costs incurred in fiscal 2002 were comprised of $7.4 million for employee retention bonuses, relocation costs, and termination benefits, $0.2 million for legal services, and $0.5 million for other non-capitalizable costs. The increase from 2001 to 2002 was primarily related to the Interland-GA and other acquisitions completed in those years. Included in the $8.1 million of merger and integration expenses for fiscal year 2002 was $4.2 million for employee termination benefits, $2.5 million for relocation costs, $0.7 million for employee retention bonuses, $0.2 million for legal services and $0.5 million for other non-capitalizable costs.

Goodwill Impairment

As of May 31, 2003 in accordance with the requirements of SFAS 142 “Goodwill and Other Intangible Assets”, the Company completed its annual goodwill impairment test which entailed comparing the aggregate market value of the company’s outstanding securities plus its liabilities to the aggregate carrying value of the Company’s assets, including goodwill and other indefinite life intangible assets. The Company’s market price of its stock has experienced significant volatility over the last fiscal year and closed as of August 31, 2003, with a market value significantly less that the value at the beginning of the fiscal year. Management retained valuation specialists to assist in the valuation of its tangible and identifiable intangible assets for purposes of determining the implied fair value of goodwill at May 31, 2003. Upon completion of the annual assessment, Interland recorded a non-cash impairment charge of $89.9 million to reduce the carrying value of goodwill to its estimated fair value of $47.6 million.

Intangible Asset Impairment

The Company’s aggressive acquisition strategy over the last two years resulted in significant accumulated customer and product related intangible asset balances. The Company continued to monitor the performance of these acquired identifiable intangible assets, and during the third quarter the Company determined that the related discounted present value of future cash flows from its Interliant, AT&T and Burlee customer account acquisitions, as well as the value of the customer relationship intangible assets from its CommuniTech.Net, iNNERHOST and Dialtone acquisitions were materially less than previously estimated, due primarily to customer cancellations and company-initiated account terminations. As a result of this assessment, the Company determined that these identifiable intangible assets were worth less than their carrying value, and the Company consequently recorded a non-cash impairment charge of $13.9 million to reduce the asset value to its newly-assessed value.

Other Expense (Income), Net

Other expense (income), net increased 88.8% to $1.3 million during fiscal 2003 from $0.7 million in fiscal 2002, which had decreased 141.6% from $(1.6) million in fiscal 2001. During fiscal 2003 the Company recognized a net $1.3 million loss related to the disposal of long-lived assets in accordance with requirements of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. During fiscal 2002 the Company completed the sale of its remaining Boise Idaho based consumer dial-up accounts and certain data center assets which resulted in a net loss of $0.7 million. In fiscal 2001, the Company sold many of its consumer dial-up accounts for $3.8 million and recognized a resulting gain of $2.5 million.

Loss On Investments, Net

The Company incurred no gains or losses from investment activity during fiscal 2003 or 2002. Loss on investments, net for the fiscal year ended 2001 amounted to $5.4 million. The loss in 2001 consisted of a loss on an investment of ($9.9 million), net of a gain on the sale of an investment of $4.5 million. The Company incurred a loss on its equity share of the losses of Bird on a Wire, Inc. (“BOAW”), as well as the Company’s loss on disposal of its investment therein ($4.9 million) and the write-off of its investment in Innuity, Inc. ($5.0 million). On May 28, 2001, BOAW entered into a definitive agreement to sell its assets. After settling BOAW liabilities, the Company received net proceeds of $1.5 million. Partially offsetting these losses was a gain of $4.5 million generated by the Company’s September 29, 2000 sale of its remaining 10% interest in MCMS, Inc. (“MCMS”).

Interest Income (Expense), Net

Interest income (expense), net decreased 137.5% to $(0.3) million during fiscal 2003 from $0.8 million in fiscal 2002, which had decreased 91.0% from $8.3 million in fiscal 2001. The Company’s interest income (expense), net as a percentage of revenues, decreased to (0.3)% during fiscal 2003 from 0.7% in fiscal 2002 and 13.7% in fiscal 2001. Interest income (expense), net consists of interest income earned on the Company’s invested cash and liquid investments, less interest expense on debt (primarily capital leases). The cause for the increase in net interest expense is primarily due to the lower levels of funds available for investment and lower interest rates experienced during fiscal 2003 and 2002.

Income Tax Provision

The effective income tax expense rate on continuing operations was approximately 0.4% for fiscal 2003, compared to an effective income tax benefit rate of 92.4% for fiscal 2002 and benefit of 13.5% for fiscal 2001. Giving rise to the income tax expense in fiscal 2003 is an adjustment to a previously recorded tax benefit receivable. The effective rates principally reflect the federal statutory rate, net of the effect of state taxes, tax-exempt securities and non-deductible goodwill amortization. The change in the effective income tax rates primarily reflects tax benefits resulting from a change in the Internal Revenue Code regarding the carry back of net operating losses, as well as a valuation allowance on certain tax assets. On March 9, 2002, a tax law entitled the “Job Creation and Worker Assistance Act of 2002” was passed. The provision of this act that benefited the Company directly during 2002 was the ability to carry back tax losses to the previous five years. During the third quarter of 2002, the Company received approximately $66 million in cash relating to the carry back tax refunds and income tax receivables. This tax refund has significantly added to the Company’s cash position but has also reduced the amount of tax net operating losses that are available for carry forward to future years.

Earnings Before Interest, Taxes, Depreciation And Amortization (EBITDA)

EBITDA is defined as net income from continuing operations less (i) interest income or expense, (ii) income taxes, and (iii) depreciation and amortization. EBITDA is not an indicator of financial performance under generally accepted accounting principles and may not be comparable to similarly captioned information reported by other companies. In addition, it does not replace net income (loss), operating income (loss), or cash flows from operating activities as indicators of operating performance or liquidity. The effect of taxes and interest on Interland’s net loss is not significant, but depreciation and amortization, primarily as a result of acquisitions, is significant. The Company believes that measuring the performance of the business without regard to non-cash depreciation and amortization can make trends in operating results more readily apparent, and when considered with other information, assist investors and other users of the Company’s financial statements who wish to evaluate the Company’s ability to generate future cash flows.

The Company’s EBITDA loss increased 261.1% to a loss of $121.1 million during fiscal 2003 from losses of $33.5 million in fiscal 2002, which had decreased 78.0% from losses of $152.1 million in fiscal 2001. The primary cause for the increased EBITDA loss during fiscal 2003 was the $89.9 million and $13.9 million asset impairment charges recorded against goodwill and identifiable intangible assets, respectively.

The decrease in the EBITDA loss from 2001 to 2002 was due to the successful execution of the Company’s merger, integration and restructuring plans, in conjunction with additional revenues and gross margins for the periods offset by increased sales, technical support, general and administrative personnel costs pertaining to and generated by the Company’s acquisitions of Interland-GA, CommuniTech.Net and Dialtone.

     The following table reflects the calculation of EBITDA from continuing operations and a reconciliation to net cash provided by (used in) operating activities:

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2003	2002	2001

	(In thousands)
Net loss	$(173,879)	$(11,293)	$(357,194)

Depreciation and amortization	56,708	36,719	24,585
Interest expense (income)	327	(752)	(8,317)
Income tax expense (benefit)	629	(64,241)	(22,694)
Discontinued operations	(4,912)	6,021	211,477

EBITDA from continuing operations	$(121,127)	$(33,546)	$(152,143)

Interest (expense) income	(327)	752	8,317
Provision for bad debts	7,335	10,529	2,232
Non-cash restructuring costs	—	—	108,528
Loss on the sale of assets	1,641	—	—
Loss on investments, net	—	—	5,419
Goodwill and intangible impairment	103,796	—	—
Other non-cash adjustments	2,189	4,271	(995)
Income tax (expense) benefit	(629)	64,241	22,694
Changes in assets and liabilities:
Income tax recoverable	778	19,008	—
Receivables, net	(2,323)	(9,407)	(30,785)
Other current assets	742	139	2,261
Deferred income taxes	—	—	(9,426)
Accounts payable, accrued expenses and deferred revenue	(24,951)	(23,481)	(3,448)
Other	—	—	(121)

Net cash provided by (used) in operating activities	$(32,876)	$32,506	$(47,467)

Liquidity And Capital Resources

As of August 31, 2003, the Company had $35.3 million in cash and cash equivalents, $16.3 million in short-and long-term unrestricted investments, and $18.6 million in short-and long-term, restricted investments representing a total cash and investment position of $70.2 million. This represents a $77.7 million or 52.5% decrease from the total cash and investment position of $147.9 million at August 31, 2002, which was comprised of $62.7 million in cash and cash equivalents, $50.9 million in short-and long-term unrestricted investments and $34.3 million in short-and long-term restricted investments.

The following table discloses aggregate information about the Company’s contractual obligations as of August 31, 2003 and the periods in which payments are due:

					After
Contractual Obligations (in thousands)	Total	1 year	2-3 years	4-5 years	5 years

Operating leases	$1,180	$892	$252	$36	$—
Real Property Leases	32,548	5,813	10,821	8,766	7,148
Bandwidth Commitments	7,174	4,583	2,591	—	—
Capital leases	12,652	11,263	1,389	—	—

Total Commitments	$53,554	$22,551	$15,053	$8,802	$7,148

The components of the change in the Company’s total cash and investment position during fiscal 2003 consist of $32.9 million used to fund continuing operations, $21.5 million used to repay capital lease and long-term debt obligations, $13.2 million to purchase equipment and related capital expenditures, $8.6 million for business acquisitions (principally Hostcentric and Trellix), $1.0 million to re-purchase the Company’s common stock, and $3.3 million to fund discontinued operations. Partially offsetting these uses of cash was $0.4 million of proceeds received from the issuance of the Company’s common stock.

Cash used in operating activities of continuing operations decreased $22.6 million or 40.0% to $32.9 million during fiscal 2003 from $55.5 million during fiscal 2002 (net of $88.0 million of tax refunds received during that fiscal year). The reduction in cash used in continuing operations is reflective of the Company’s integration initiatives that reduced facility, bandwidth connectivity, and employee-related costs. Cash provided by investing activities increased $101.2 million or 143.6% to $30.7 million during fiscal 2003 from cash used in investing activities of $(70.5) million during fiscal 2002. The increase in cash provided by investing activities is primarily related to changes in the Company’s acquisition philosophy in that recent acquisitions (specifically Hostcentric and Trellix) have been financed principally by the issuance of the Company’s common stock. Cash used in financing activities decreased $4.9 million or 18.3% to ($22.1) million during fiscal 2003 from $(27.0) million during fiscal 2002. The decrease in cash used in financing activities is due to a significant reduction in the volume of repurchases of the Company’s common stock. Net cash used in discontinued operations decreased $11.8 million or 78.4% to $3.3 million during fiscal 2003 from cash used in discontinued operations of $(15.0) million during fiscal 2002. The reduction in cash used related to discontinued operations reflects the continued winding down of the computer products and services businesses. The Company expects to continue to experience a net use of cash in operating activities in fiscal year 2004 due to the costs of implementing its mainstream market initiative.

As of August 31, 2002, the Company had $147.9 million in cash and cash equivalents, investments and restricted investments. This represented a decrease of $60.2 million compared to August 31, 2001. Cash used during the fiscal year 2002 included $55.5 million for operations (net of an $88.0 million of tax refunds received during the year), $5.6 million for capital expenditures, $18.3 million for repayments of debt and capital lease obligations, $9.8 million for the re-purchase of the Company’s common stock, $42.5 million for business acquisitions, $15.0 million for discontinued operation liabilities, and $2.7 million for notes issued to a related party. Partially offsetting these uses of cash was $1.1 million of proceeds received from the issuance of Company stock.

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

On July 20, 2001, the Company entered into a financing arrangement with US Bank under which the Company executed a $5.4 million credit agreement. This agreement had a stated interest rate of prime less 100 basis points or 3.25%. During the quarter ended February 28, 2003, $5.4 million was paid and the loan was closed. The payoff of this loan released $6.7 million of collateralized cash that was pledged under this agreement.

In July 2001, the Company entered into a financing arrangement with U.S. Bancorp Oliver-Allen Technology Leasing for a sale and leaseback of up to $14.6 million for certain equipment, primarily computer hardware. The stated interest rate on the facility is 5.75%. In January 2002, the Company repurchased certain of the leased assets from U.S. Bancorp Oliver-Allen Technology Leasing at a total cost of $2.9 million. In connection with the repurchase, approximately $3.3 million of cash and equivalents became unrestricted. As of August 31, 2003, the principal balance on the facility was $3.8 million. As of August 31, 2003, the Company has pledged $7.2 million as collateral for this agreement. The restrictions prevent the Company from utilizing the related cash and cash equivalents until all of its obligations under the lease are satisfied. As the company exited various facilities during the year ended August 31, 2003, certain assets that were leased under this facility were transferred to different locations. The Company has been unable to determine the precise location of some of the assets. Under the requirements of the agreement, the Company has informed the bank of this situation and the Company has received a waiver-letter from U.S. Bancorp Oliver-Allen waiving any default of the lease agreement that may have occurred due to the inability to locate some of the assets.

Prior to the acquisition of iNNERHOST, Inc., iNNERHOST executed a $1.3 million note to finance the construction of a data center. The note bears an interest rate of 10.0%. In connection with the acquisition of iNNERHOST, the Company assumed this obligation, which had an outstanding balance of $0.5 million at August 31, 2003. Also prior to acquisition, iNNERHOST executed several term loans to finance equipment purchases. The Company has assumed these debts, which have an interest rate of 12.0% and an outstanding balance of $0.1 million at August 31, 2003.

The Company made capital expenditures of $13.2 million during fiscal 2003, generally for server equipment and related software, integration and restructuring activities, and other expenditures related to new customer growth.

On January 3, 2003, the Company acquired Trellix Corporation, a privately held developer of software-based Web site solutions. Founded in 1995, Trellix is a provider of private-label Web site publishing solutions, integrated business services, and low-cost hosting technology. The primary reason for the acquisition is that Trellix offers a suite of site-building tools and services that enable users to create professional Web sites. Trellix’s product line offers an expansion of the existing Interland product line. Trellix’s financial results are included in Interland’s financial results beginning in January 2003. The aggregate purchase price was approximately $12.2 million consisting of $4.75 million in cash, 300,000 shares of Interland stock, and 600,000 warrants to purchase shares of Interland stock at a price of $50.00 per warrant. The value of the common shares issued was determined based on the closing price of Interland common stock on NASDAQ on January 3, 2003. The warrants at the date of acquisition were valued at $5.50 each using the Black-Scholes pricing model. The Company spent $0.8 million during FY 2003 for the integration of Trellix and the related mainstream-market deployment. In connection with the acquisition, the Company also assumed $0.2 million in capital lease obligations as well as a $2.5 million working capital deficit.

On June 13, 2003, the Company acquired Hostcentric, Inc., a privately held provider of a broad range of Web hosting services to small business and enterprise customers. The aggregate purchase price was $25.5 million in cash and stock. The Company paid $4.7 million in cash and issued approximately 1.36 million shares of Interland stock valued at $20.4 million, net of $0.4 million direct issue costs.

The Company implemented an integration and transition program designed to reduce future operating expenses. These expenditures, totaling $23.4 million during fiscal 2003 ($7.1 million for capital expenditures and $16.3 million for operating expenses), were for the purpose of streamlining the Company’s infrastructure, completing the integration of acquisitions, upgrading internal systems, divesting acquired data centers, and consolidating operations

The Company’s continued future success is dependent upon its ability to achieve and sustain positive cash flow prior to the depletion of cash resources and to raise funds, thereafter, if needed. Nonetheless, the Company believes it has adequate cash and liquid resources to fund operations and planned capital expenditures through at least the next 18 to 24 months.

Reverse Stock Split

The Company implemented a 1-for-10 reverse stock split that went into effect as of the close of the market on August 1, 2003. Wells Fargo Bank Minnesota, N. A. was retained to act as administrator for the reverse stock split. Management believes that the pre-split share count of approximately 162.6 million shares was too high for a company of Interland’s size, and that a reduced share count will permit meaningful changes in net income in the future to be reflected in meaningful changes in Earning Per Share. A higher price per share is expected to permit certain institution investors, prohibited by their governing rules from purchasing stocks at prices below a stated threshold, to invest in the Company’s stock and will also reduce transaction costs for those wishing to purchase significant dollar amounts of the Company’s stock.

No fractional shares of common stock were issued in connection with the reverse stock split. In instances where the reverse stock split would result in a shareholder of record becoming a holder of a fractional interest in a share of common stock, the number of shares held by such record shareholder was rounded down to the product of (i) the closing sales price of the common stock on the effective date of the reverse stock split, multiplied by (ii) the fractional interest.

Stock Repurchase Program

In March 2003, the board of directors authorized a stock repurchase program to acquire outstanding common stock. Under the program, up to $10.0 million of common stock could be reacquired over the next year. Since its announcement of the authorization of a share purchase program by its board of directors, the Company utilized approximately $1.0 million to buy back approximately 85,000 shares of its outstanding stock.

Recently Issued Accounting Standards

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” The Issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The Issue also supersedes certain guidance set forth in Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. The Company adopted this new pronouncement effective September 1, 2003, on a prospective basis. The impact of this adoption did not have a material impact on Interland’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarified the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. All companies with variable interests in variable interest entities created after January 31, 2003, must apply the provisions of this Interpretation to those entities immediately. A public company with a variable interest in a variable interest entity created before February 1, 2003, must apply the provisions of this Interpretation to that entity no later than the beginning of the first interim or annual reporting period after December 15, 2003. For variable interest entities for which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 may be applied by restating previously issued financial statements or prospectively from the date of adoption. The Company has evaluated its investments and concluded that none of the Company’s investments meets the requirements for consideration under FIN 46.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first quarter of fiscal year 2004. The adoption of this standard on September 1, 2003 did not have a material impact on Interland’s consolidated financial statements.

Risk Factors

You should carefully consider the following factors and all other information contained in this Form 10-K for the fiscal year ending August 31, 2003 before you make any investment decisions with respect to the Company’s securities. The risks and uncertainties described below may not be the only risks the Company faces.

Interland has incurred losses since inception and could incur losses in the future.

Interland has incurred net losses and losses from operations for all but one of each quarterly period from its inception through the fourth quarter of fiscal 2003. A number of factors could increase its operating expenses, such as:

•	Adapting network infrastructure and administrative resources to accommodate additional customers and future growth;

•	Developing products, distribution, marketing, and management for the mainstream market;

•	Broadening customer technical support capabilities; and

•	Improving network security features.

To the extent that increases in expenses are not offset by increases in revenues, operating losses will increase.

Ours is a recurring-revenue subscriber business and as such the effects of a net loss of monthly recurring revenue are magnified.

A large majority of our revenue is derived from the monthly recurring charges (“MRC”) incurred by owners of hosted websites. Accordingly, the termination of a single account paying $30.00 per month will affect revenue every month in the future. The loss of such a customer at the beginning of a fiscal year will result in a twelve-fold reduction in revenue for that fiscal year, and the loss of even one such customer each month of the fiscal year will result in a diminution of 78 times the monthly recurring revenue, or $2,340 over the entire fiscal year. Absent the addition of customers through acquisitions, Interland has consistently incurred a net loss in MRC, and this situation may continue with material negative effects on reported revenue and net income. Although reductions in MRC may be offset for a time by increases in revenue derived from one-time or non-recurring charges, the compounding effect of MRC losses will almost certainly eventually result in a meaningful reduction of reported revenue. Moreover, because of Interland’s relatively low percentage of variable costs, a concomitantly high percentage of the amount of revenue loss results in a loss of EBITDA and of net income. There can be no assurance that Interland’s efforts to reduce the loss of MRC will be successful.

Because Interland’s historical financial information is not representative of its future results, investors and analysts will have difficulty analyzing Interland’s future earnings potential.

Because the Company has grown through acquisition and its past operating results reflect the costs of integrating these acquisitions, historical results are not representative of future expected operating results. Furthermore, the Company’s historical annual financial results reflect only the partial impacts of recent acquisitions. In addition, because the Company will be seeking to drive revenue growth primarily through its “mainstream market” initiative, which is a new market for the Company, it will be challenging to predict future revenues. As a result, investors and their advisors will find it challenging to predict future operating income.

Interland has a limited operating history and its business model is still evolving, which makes it difficult to evaluate its prospects.

Interland’s limited operating history makes evaluating its business operations and prospects difficult. Its range of service offerings has changed since inception and its business model is still developing. Interland has changed from being primarily a seller of personal computers and related accessories to being primarily a Web hosting and Web based value added business solutions provider to small- and medium-sized businesses company. Because some of its services are new, the market for them is uncertain. As a result, the revenues and income potential of its business, as well as the potential benefits of its acquisitions, may be difficult to evaluate.

Quarterly and annual operating results may fluctuate, which could cause Interland’s stock price to be volatile.

Past operating results have fluctuated significantly on a quarterly and an annual basis. Quarterly and annual operating results may continue to significantly fluctuate due to a wide variety of factors. Because of these fluctuations, comparing operating results from period to period is not necessarily meaningful, and it would not be meaningful to rely upon such comparisons as an indicator of future performance. Factors that may cause its operating results to fluctuate include, but are not limited to:

•	Demand for and market acceptance of the Company’s services and products;

•	Introduction of new services or enhancements by Interland or its competitors;

•	Costs of implementing new network security features, CRM systems, and billing modules;

•	Technical difficulties or system downtime affecting the Internet generally or its hosting operations specifically;

•	Customer retention;

•	Increased competition and consolidation within the Web hosting and applications hosting markets;

•	Changes in its pricing policies and the pricing policies of its competitors; and

•	Gains or losses of key strategic partner relationships.

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

The market price of its common stock has experienced a significant decline. The price has been and is likely to continue to be highly volatile. The following are examples of factors or developments that would likely cause the Company’s stock price to continue to be volatile:

•	Variations in operating results and analyst earnings estimates;

•	The volatility of stock within the sectors within which it conducts business;

•	Announcements by Interland or its competitors regarding introduction of new services;

•	General decline in economic conditions;

•	Reductions in the volume of trading in its common stock and;

•	The Company’s inability to reduce the rate of account cancellations, or to increase the rate of account additions, or both.

During the 52 weeks ended August 31, 2003, the high and low closing price for Interland common stock on NASDAQ was $28.30 and $6.50, respectively.

Interland operates in a new and evolving market with uncertain prospects for growth and may not be able to generate and sustain growth in its customer base.

The market for Web hosting and applications hosting services for small-and-medium-sized businesses, and especially for the mainstream solutions, has only recently begun to develop and is evolving rapidly. Interland’s future growth, if any, will depend upon the willingness of small-and-medium-sized businesses to purchase Web and applications services, Interland’s ability to increase or at least maintain its average monthly revenue per user (“ARPU”), and its ability to retain its core customer base. For the 2003 fiscal year, Interland’s average monthly revenue per customer account was $27.76 for shared hosting services and $411.54 for dedicated hosting services. These figures, when compared to those of prior periods, reflect the stability of the shared hosting ARPU and the decline in dedicated hosting ARPUs made possible by sharp declines in the past few years of hardware and bandwidth prices, enabling the company to lower dedicated service prices while maintaining attractive margins. For the 2003 fiscal year, Interland’s average monthly customer turnover was 4.4% for shared hosting services and 5.3% for dedicated hosting services. In the first quarter of fiscal year 2003, the company’s average monthly churn was less than 3.5% for shared hosting and less than 4.0% for dedicated hosting. The higher levels of customer churn experienced in the subsequent quarters are believed to be the direct result of the company’s integration activities in the second and third quarters of fiscal 2003 when the company shut down seven of its data center facilities, moved over 5,000 servers to its current facilities and migrated more than 30% of the shared customer base. The market for Interland’s services may not develop further and consumers may not widely adopt its services. If this market fails to develop further or develops more slowly than expected, or if Interland’s services do not achieve broader market acceptance, Interland will not be able to grow its customer base. In addition, Interland must be able to differentiate itself from its competition through its service offerings and brand recognition. These activities may be more expensive than Interland anticipates, and Interland may not succeed in differentiating itself from its competitors, achieving market acceptance of its services, or selling additional services to its existing customer base.

Interland’s ability to significantly organically grow revenue is dependent on successful penetration of the “mainstream market” of small-and-medium-sized businesses lacking an effective Web presence.

The “mainstream market” of small-and-medium-sized businesses lacking an effective Web presence has only been evaluated with limited market research and trials. In addition, the Company is dependent upon the successful broader market introduction of the Company’s software-based Web site development product offerings. Delays in seizing this market initiative and/or in the related product introduction will limit the Company’s future revenue growth.

Interland’s “mainstream market” initiative could cause losses for Interland, particularly within the next fiscal year.

The Company has initiated a product line and marketing program directed at the “mainstream market” of SMBs without an effective Web presence. This initiative is described in detail at “Item 1 - Business.” The Company is committing substantial resources to this initiative, and if it is unsuccessful in obtaining a significant number of new customers in this market, the Company could suffer substantial net losses. In addition, this is a new product line, and the products and services in this line may prove unprofitable to the Company unless it is successful in implementing them and achieving economies of scale. Even if the Company is successful in these efforts, the Company anticipates that the introduction of the new line will contribute net losses and negative cash flow from continuing operations through at least fiscal year 2004 while the Company completes the implementation of the new services and achieves a sufficient volume of business to cover the additional fixed costs.

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

The Company intends to continue to concentrate on serving the small- and medium-sized business market. This market contains many businesses that may not be successful, and consequently present a substantially greater risk for non-collectible accounts receivable and for non-renewal. Moreover, a significant portion of this target market is highly sensitive to price, and may be lost to a competitor with a lower pricing structure. Because few businesses in this target market employ trained technologists, they tend to generate a high number of customer service and technical support calls. The expense of responding to these calls is considerable, and the expense is likely to increase in direct proportion to revenue, potentially limiting the scalability of the business. Additionally, if the customer becomes dissatisfied with the Company’s response to such calls, cancellation, non-payment, or non-renewal becomes more likely. Interland’s strategy for minimizing the negative aspects of its target market include:

•	Increased expenditures on sales and marketing programs to replace failing customers;

•	Capitalizing on infrastructure efficiencies to become a profitable provider at the lowest sustainable price;

•	Automating customer care and technical support to reduce the cost per call, and to minimize the time spent by Company personnel; and,

•	Intensive training and supervision of customer care and technical support personnel to maximize customer satisfaction.

The Company can give no assurance, however, that any of these measures will be successful, and the Company’s failure to manage these risks could decrease revenues and profitability.

Interland could incur liabilities in the future relating to its PC Systems business, which could cause additional operating losses.

Interland could incur liabilities from the sale of the PC Systems business to GTG PC. According to the terms of its agreement with GTG PC, it retained liabilities relating to the operation of the PC systems business prior to the closing of the transaction including liabilities for taxes, contingent liabilities and liabilities for accounts payable accrued prior to the closing. It also agreed to indemnify GTG PC and its affiliates for any breach of its representations and warranties contained in the agreement for a period of two years, or for the applicable statute of limitations for matters related to taxes. Its indemnification obligation is capped at $10.0 million. Except for claims for fraud or injunctive relief, this indemnity is the exclusive remedy for any breach of its representations, warranties and covenants contained in the agreement with GTG PC. Accordingly, it could be required in the future to make payments to GTG PC and its affiliates in accordance with the agreement, which could adversely affect its future results of operations and cash flows. To date it has not had to satisfy any such claims.

Because Interland faces intense competition, it may not be able to operate profitably in its markets.

The Web hosting and applications hosting markets are highly competitive, which could hinder Interland’s ability to successfully market its products and services. The Company may not have the resources, expertise or other competitive factors to compete successfully in the future. Because there are few substantial barriers to entry, the Company expects that it will face additional competition from existing competitors and new market entrants in the future. Many of Interland’s current and potential competitors have greater name recognition and more established relationships in the industry and greater resources. As a result, these competitors may be able to:

•	Develop and expand their network infrastructures and service offerings more rapidly;

•	Adapt to new or emerging technologies and changes in customer requirements more quickly; and,

•	Devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than the Company can.

Current and potential competitors in the market include Web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, large information technology firms and computer hardware suppliers. These competitors may operate in one or more of these areas and include companies such as NTT/Verio, Affinity Internet, and Earthlink.

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

Effective copyright, trademark, trade secret and patent protection may not be available in every country in which its products and services are offered. Interland currently is, and in the future may be, involved in legal disputes relating to the validity or alleged infringement of its intellectual property rights or those of a third party. Intellectual property litigation is typically extremely costly and can be disruptive to business operations by diverting the attention and energies of management and key technical personnel. In addition, any adverse decisions could subject it to significant liabilities, require it to seek licenses from others, prevent it from using, licensing or selling certain of its products and services, or cause severe disruptions to operations or the markets in which it competes which could decrease profitability.

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

Interland is defending an employee class action lawsuit filed in the U.S. District Court for Idaho. In this case, five individual plaintiffs claim that when they were employees of Micron Electronics Inc. (“MEI”) between 1999 and April 2001, they and other similarly situated employees did not receive overtime pay to which they were entitled under the Fair Labor Standards Act. Interland disputes these claims and believes the plaintiffs are not entitled to any material additional wages. The “opt in” period for potential class members has closed and discovery continues on the merits of the case. Interland believes that expenses or losses associated with the case will not have a material adverse effect on Interland. This potential liability remains with Interland even though it sold the PC Systems business.

In February of 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of Interland’s subsidiary, CommuniTech.Net, Inc. (“Communitech”), which was acquired by Interland in February 2002. The Company’s lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employee agreement and also demands payment from Mr. Murphy under his delinquent $2.7 million promissory notes. 273,526 shares of the Company’s common stock collateralize these notes and the receivable balance is shown on the balance sheet as a reduction in equity.

Messrs. Heitman and Murphy filed a lawsuit against Interland, its CEO, Mr. Joel Kocher, and Communitech, in Jackson County, Missouri claiming, among other things, that Interland acted unreasonably in failing to have the S-3 registration statement declared effective by the SEC on a timely basis and claiming that Interland and/or Mr. Kocher made inaccurate disclosures in connection with Interland’s acquisition of Communitech. The complaint asks for compensatory and punitive damages in an unspecified amount. Interland believes that these claims are without merit and will not have a material adverse effect on Interland and intends to vigorously defend the claims.

On March 14, 2003, Halo Management, LLC, filed a suit against Interland in the U.S. District Court for the Northern District of California. The suit alleges that Interland’s use of blueHALO™ (U.S. Patent and Trademark Office Serial No. 78/135,621) to describe its proprietary Web hosting architecture infringes on the plaintiff’s registered trademark Halo (U.S. Patent and Trademark Office Serial No. 75/870,390; Registration No. 2,586,017). The suit seeks a permanent injunction against Interland’s use of its blueHALO™ mark and money damages. In a motion after the suit was filed, the plaintiff also requested a preliminary injunction against Interland’s use of its blueHALO™ mark. On November 17, 2003 the court denied plaintiff’s motion. In rendering its opinion, the court specifically held that the plaintiff had engaged in so-called “naked licensing” and, as a consequence, had “forfeited its rights in” the HALO trademark. Consequently, Interland continues to believe it has meritorious defenses, plans to continue to defend the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

Periodically, the Company is made aware that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operation’s products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and has accrued a liability and charged discontinued operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report. As of August 31, 2003, the Company had an aggregate amount of $1.1 million accrued for such matters.

The Company is also a defendant in a number of other lawsuits which the Company regards as minor and unlikely to result in any material payment; nonetheless, the outcome of litigation may not be assured, and the Company’s cash balances could be materially affected by an adverse judgment.

In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on its results of operations, its financial condition or its cash flows.

If Interland is unable to attract and retain key personnel, it may not be able to compete effectively in its market.

The future success of Interland will depend, in part, on its ability to attract and retain key management, technical, and sales and marketing personnel. The Company attempts to enhance its management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. The Company experiences strong competition for such personnel in the Web hosting industry. The Company’s inability to retain employees and attract and retain sufficient additional employees, information technology, engineering, and technical support resources could adversely affect its ability to remain competitive in its markets. The Company has and may continue to face the loss of key personnel, which could limit the ability of the Company to develop and market its products and services.

Interland depends on its reseller sales channel to market and sell many of its services. Interland does not control its resellers, and if it fails to develop or maintain good relations with resellers, it may not achieve the growth in customers and revenues that it expects.

An element of the strategy for the Company’s growth is to further develop the use of third parties that resell its services. Many of these resellers are Web development or Web consulting companies that also sell Interland’s Web hosting services, but that generally do not have established customer bases to which they can market these services. The Company is not currently dependent on any one reseller to generate a significant level of business, but it has benefited and continues to significantly benefit from business generated by the reseller channel. Although Interland attempts to provide its resellers with incentives such as price discounts on its services that the resellers seek to resell at a profit, the failure of its services to be commercially accepted in some markets, whether as a result of a reseller’s performance or otherwise, could cause its current resellers to discontinue their relationships with the Company.

Interland is vulnerable to system failures, which could harm its reputation, cause its customers to seek reimbursement for services, and cause its customers to seek another provider for services.

The Company must be able to operate the systems that manage its network around the clock without interruption. Its operations will depend upon its ability to protect its network infrastructure, equipment and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. Although the Company has attempted to build redundancy into its networks, its networks are currently subject to various points of failure. For example, a problem with one of its routers (devices that move information from one computer network to another) or switches could cause an interruption in the services the Company provides to a portion of its customers. In the past, the Company has experienced periodic interruptions in service. The Company has also experienced, and in the future it may continue to experience, delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees, or others. Any future interruptions could:

•	Cause customers or end users to seek damages for losses incurred;

•	Require the Company to replace existing equipment or add redundant facilities;

•	Damage the Company’s reputation for reliable service;

•	Cause existing customers to cancel their contracts; or

•	Make it more difficult for the Company to attract new customers.

Interland’s data centers and network vulnerability to security breaches could cause disruptions in its service, liability to third parties, or loss of customers.

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

The law relating to the liability of online services companies for information carried on or distributed through their networks is currently unsettled. Online services companies could be subject to claims under both United States and foreign law for defamation, negligence, copyright or trademark infringement, violation of securities laws or other theories based on the nature and content of the materials distributed through their networks. Several private lawsuits seeking to impose such liability upon other entities are currently pending against other companies. In addition, organizations and individuals have sent unsolicited commercial e-mails from servers hosted by service providers to massive numbers of people, typically to advertise products or services. This practice, known as “spamming,” can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. The Company may, in the future, receive letters from recipients of information transmitted by its customers objecting to such transmission. Although the Company prohibits its customers by contract from spamming, it cannot provide assurances that its customers will not engage in this practice, which could subject it to claims for damages. In addition, the Company may become subject to proposed legislation that would impose liability for or prohibit the transmission over the Internet of some types of information. Other countries may also enact legislation or take action that could impose liability on the Company or cause it not to be able to operate in those countries. The imposition upon the Company and other online services of potential liability for information carried on or distributed through its systems could require it to implement measures to reduce its exposure to this liability, which may require it to expend substantial resources, or to discontinue service offerings. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals also could affect the rate of growth of Internet use.

Interland’s business operates in an uncertain legal environment where future government regulation and lawsuits could restrict Interland’s business or cause unexpected losses.

Due to the increasing popularity and use of the Internet, laws and regulations with respect to the Internet may be adopted at federal, state and local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. The Company cannot fully predict the nature of future legislation and the manner in which government authorities may interpret and enforce such legislation. As a result, Interland and its customers could be subject to potential liability under future legislation, which in turn could have a material adverse effect on the Company’s business. The adoption of any such laws or regulations might decrease the growth of the Internet which in turn could decrease the demand for the Company’s services, or increase the cost of doing business. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. These laws generally pre-date the advent of the Internet and related technologies and, as a result, do not consider or address the unique issues of the Internet and related technologies.

Resolving remaining weaknesses in disclosure and internal controls could require more time than anticipated, distract management’s attention from Interland’s ongoing operations, or prove to be more costly than expected.

Interland disclosed in its Form 10-K for the fiscal year ending August 31, 2002 that it had material weaknesses in its internal and disclosure controls and procedures. In Part III – Item 14 of this Form 10-K, the Company reports significant progress in most areas. In addition, management believes that its use of alternative mitigating disclosure and reporting processes have been sufficient to provide it with a good faith belief that there are no material inaccuracies or omissions from its most recent SEC filings. However, management recognizes that further improvements in its disclosure and internal controls and procedures are appropriate. The implementation of these remaining improvements will be time consuming and expensive. In this regard management is unable to estimate the financial impact of:

•	A delay in the implementation of remaining necessary internal and disclosure control improvements;

•	The effects of management’s distraction caused by the implementation of the procedural improvements; and,

•	The ongoing cost inefficiencies caused by employment of mitigating controls and procedures necessary to address the remaining existing weaknesses in disclosure and internal controls pending completion of the requisite improvements.

Furthermore, uncertainty over these factors and the delay in implementation may cause additional volatility in Interland’s stock price.

Substantial future sales of shares by shareholders could negatively affect Interland’s stock price.

If the Company’s shareholders sell substantial amounts of its common stock in the public market, the market price of its common stock could decline. Only a small portion of the Company’s issued and outstanding shares is subject to any restriction on resale.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company’s liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of August 31, 2003, approximately 95% of the Company’s liquid investments mature within three months and 5% mature within one year. The majority of the Company’s long-term debt is comprised of fixed-rate capital leases used to finance equipment purchases. In this regard the underlying debt instruments are not marketable and, therefore, there is no associated market risk. As of August 31, 2003, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values. Generally, the fair market value of fixed interest rate investment securities will increase as interest rates fall and decrease as interest rates rise. The Company does not use derivative financial instruments in its investment portfolio. The portfolio has been primarily comprised of commercial paper rated A1/P1, bank certificates rated AA or better, and corporate medium-term notes rated AA or better. At August 31, 2003, the Company’s investment portfolio included fixed rate securities with an estimated fair value of $46 million. The interest rate changes affect the fair market values but do not impact earnings or cash flows. The fair market value of long-term fixed interest rate debt (exclusive of capital leases) is also subject to interest rate risk. Generally, the fair market of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt at August 31, 2003 was $1.7 million.

ITEM 8. Financial Statements And supplementary Data

Interland, Inc.
Consolidated Statements of Operations
(In thousands except per share amounts)

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2003	2002	2001

Revenues	$106,638	$101,628	$60,752
Operating costs and expenses:
Network operating costs, exclusive of depreciation shown below	32,856	34,586	28,067
Sales and marketing, exclusive of depreciation shown below	20,269	26,826	23,528
Technical support, exclusive of depreciation shown below	15,709	16,845	11,870
General and administrative, exclusive of depreciation shown below	40,948	38,893	31,427
Bad debt expense	7,335	10,529	2,232
Depreciation and amortization	56,708	36,719	24,585
Restructuring costs	5,072	(1,324)	110,278
Merger and integration costs	494	8,138	1,711
Goodwill impairment	89,928	—	—
Intangible asset impairment	13,868	—	—
Other expense (income), net	1,286	681	(1,637)

Total operating costs and expenses	284,473	171,893	232,061

Operating loss	(177,835)	(70,265)	(171,309)

Loss on investments, net	—	—	(5,419)
Interest income (expense), net	(327)	752	8,317

Loss from continuing operations before taxes	(178,162)	(69,513)	(168,411)
Income tax benefit (expense)	(629)	64,241	22,694

Net loss from continuing operations	(178,791)	(5,272)	(145,717)

Loss from discontinued operations	—	—	(2,239)
Gain (loss) on disposal of discontinued operations, net of tax	4,912	(6,021)	(209,238)

Total income (loss) from discontinued operations	4,912	(6,021)	(211,477)

Net loss	$(173,879)	$(11,293)	$(357,194)

Basic and diluted net income (loss) per share:
Continuing operations	$(12.19)	$(0.38)	$(14.63)
Discontinued operations	0.34	(0.44)	(21.23)

	$(11.85)	$(0.82)	$(35.86)

Number of shares used in per share calculation:
Basic and Diluted	14,668	13,739	9,960

The accompanying notes are an integral part of these consolidated financial statements.

Interland, Inc.
Consolidated Balance Sheets
(In thousands, except shares and per share amounts)

	As of

	August 31,	August 31,
	2003	2002

Assets
Cash and cash equivalents	$35,255	$62,693
Short-term investments	16,300	43,388
Receivables, net of the allowance of $373 and $3,843, respectively	5,160	9,139
Income taxes recoverable	612	2,019
Other current assets	3,210	3,292
Restricted investments	362	6,894

Total current assets	60,899	127,425

Restricted investments	18,264	27,409
Property plant and equipment, net	35,935	59,058
Goodwill	66,646	120,011
Intangibles, net	24,791	53,250
Investments held to maturity	—	7,512
Other assets	507	613

Total assets	$207,042	$395,278

Liabilities and shareholders’ equity
Accounts payable	$1,488	$3,918
Accrued expenses	23,655	30,364
Current portion of long-term debt and capital lease obligations	10,845	19,157
Deferred revenue	10,991	19,629

Total current liabilities	46,979	73,068

Long-term debt and capital lease obligations	1,654	12,009
Deferred revenue, long-term	354	1,195
Other liabilities	5,397	11,276

Total liabilities	54,384	97,548

Commitments and contingencies (Note 21 & 22)
Shareholders’ equity
Common stock, $.01 par value, authorized 21 million shares, issued and outstanding 16.3 million and 14.1 million shares, respectively	164	1,413
Additional capital	322,523	296,949
Warrants	4,990	1,690
Deferred compensation	(1,046)	(2,228)
Note receivable from shareholder	(2,735)	(2,735)
Retained earnings / (accumulated deficit)	(171,238)	2,641

Total shareholders’ equity	152,658	297,730

Total liabilities and shareholders’ equity	$207,042	$395,278

The accompanying notes are an integral part of these consolidated financial statements.

INTERLAND, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock							Total
			Additional		Deferred	Note Receivable	Retained	Shareholders'
	Shares	Amount	Capital	Warrants	Compensation	From Shareholder	Earnings	Equity

Balance, August 31, 2000	9,666	$967	$134,485	$—	$—	$—	$371,128	$506,580
Stock and options issued to purchase Interland-Georgia	4,090	409	120,885	—	—	—	—	121,294
Stock sold	19	2	607	—	—	—	—	609
Stock options exercised	1	—	8,081	—	—	—	—	8,081
Issuance of stock options	—	—	—	—	(3,657)	—	—	(3,657)
Sale of property and patents to MTI	—	—	18,680	—	—	—	—	18,680
Warrants issued to purchase Interland-Georgia	—	—	—	1,690	—	—	—	1,690
Amortization of deferred compensation	—	—	—	—	347	—	—	347
Net loss	—	—	—	—	—	—	(357,194)	(357,194)

Balance, August 31, 2001	13,776	$1,378	$282,738	$1,690	$(3,310)	$—	$13,934	$296,430
Stock issued to purchase:
CommuniTech	538	54	10,727	—	—	—	—	10,781
iNNERHOST	417	42	12,222	—	—	—	—	12,264
Stock sold	22	2	324	—	—	—	—	326
Stock options exercised	65	5	803	—	—	—	—	808
Stock received in settlement of note	(24)	(2)	(404)	—	—	—	—	(406)
Repurchase and retirement of stock	(663)	(66)	(9,713)	—	—	—	—	(9,779)
Non-cash compensation	—	—	252	—	—	—	—	252
Amortization of deferred compensation	—	—	—	—	1,082	—	—	1,082
Issuance of note receivable	—	—	—	—	—	(2,735)	—	(2,735)
Net loss	—	—	—	—	—	—	(11,293)	(11,293)

Balance, August 31, 2002	14,131	$1,413	$296,949	$1,690	$(2,228)	$(2,735)	$2,641	$297,730
Stock issued to purchase:
iNNERHOST	553	55	(72)	—	—	—	—	(17)
Trellix	300	30	4,866	3,300	—	—	—	8,196
Hostcentric	1,357	136	20,302					20,438
Stock sold	34	4	290	—	—	—	—	294
Stock options exercised	23	2	190	—	—	—	—	192
Repurchase and retirement of stock	(85)	(8)	(976)	—	—	—	—	(984)
Amortization of deferred compensation	—	—	(607)	—	1,182	—	—	575
Non-cash compensation	9	1	112	—				113
Adjustment 1-for-10 reverse stock split	—	(1,469)	1,469	—	—	—	—	—
Net loss	—	—	—	—	—	—	(173,879)	(173,879)

Balance, August 31, 2003	16,322	$164	$322,523	$4,990	$(1,046)	$(2,735)	$(171,238)	$152,658

The accompanying notes are an integral part of these consolidated financial statements.

Interland, Inc.
Consolidated Cash Flow Statements
(In thousands)

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(173,879)	$(11,293)	$(357,194)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities from continuing operations:
(Income)/Loss from discontinued operations	(4,912)	6,021	211,477
Non-cash restructuring costs	—	—	108,528
Loss on sale of assets	1,641	—	—
Depreciation and amortization	56,708	36,719	24,585
Loss on investments, net	—	—	5,419
Provision for bad debts	7,335	10,529	2,232
Goodwill and intangible asset impairment	103,796	—	—
Other non-cash adjustments	2,189	4,271	(995)
Changes in operating assets and liabilities net of effect of acquisitions:
Receivables, net	(2,323)	(9,407)	(30,785)
Income tax recoverable	778	19,008	—
Other current assets	742	139	2,261
Deferred income taxes	—	—	(9,426)
Accounts payable, accrued expenses and deferred revenue	(24,951)	(23,481)	(3,448)
Other	—	—	(121)

Cash provided by (used in) operating activities of continuing operations	(32,876)	32,506	(47,467)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant, and equipment	(13,152)	(5,596)	(20,090)
Purchases of held-to-maturity investment securities	(32,300)	(83,872)	(119,344)
Proceeds from maturities of investment securities	68,700	70,440	211,066
Proceeds from restricted investments	15,828	—	—
Deposits of restricted cash	—	(6,213)	(25,086)
Proceeds from the sale of investments	—	—	5,989
Equity investment	—	—	(5,000)
Acquisitions, net of cash acquired	(8,630)	(42,509)	14,413
Notes issued to related party	—	(2,735)	—
Other	300	—	(480)

Cash provided by (used in) investing activities of continuing operations	30,746	(70,485)	61,468

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt and capital lease obligations	(21,543)	(18,339)	(6,456)
Proceeds from the issuance of debt	—	—	20,000
Proceeds from issuance of common stock	433	1,134	915
Purchase and retirement of stock	(985)	(9,779)	—
Other	38	—	—

Cash provided by (used in) financing activities of continuing operations	(22,057)	(26,984)	14,459

Net cash provided by (used in) continuing operations	(24,187)	(64,963)	28,460
Net cash used in discontinued operations	(3,251)	(15,019)	(85,787)

Net decrease in cash and cash equivalents	(27,438)	(79,982)	(57,327)
Cash and cash equivalents at beginning of period	62,693	142,675	200,002

Cash and cash equivalents at end of period	$35,255	$62,693	$142,675

Supplemental Disclosures
Income taxes paid, net of amounts recovered	$—	$(87,984)	$9,356
Interest paid, net of amounts capitalized	2,574	3,227	91
Equipment acquired under capital lease	—	6,383	24,510
Common stock and warrants issued for acquisitions	28,617	23,045	122,984
Related party receivable settled in stock	—	600	—

The accompanying notes are an integral part of these consolidated financial statements.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Business — Interland, Inc. (known as Micron Electronics, Inc. prior to August 6, 2001), together with its subsidiaries (collectively the “Company”), is a leading Web hosting and online services Company dedicated to helping small- and medium-sized businesses (“SMB”) achieve success by providing the knowledge, services and tools to build, manage and promote businesses online. Interland offers a wide selection of online services, including standardized Web hosting, e-commerce, application hosting, and Web site development, marketing and optimization tools. Historically, the Company provided a variety of computer products and related services through its PC Systems, SpecTek, and Web hosting business segments. The Company disposed of its PC Systems and SpecTek business segments during the third quarter of fiscal 2001. The Company’s Web hosting business remains as the Company’s sole continuing operation. Prior to its disposal, the PC Systems business consisted of developing, marketing, manufacturing, selling and supporting a wide range of desktop and notebook systems and network servers under the micronpc.com brand name and selling, reselling, and supporting a variety of additional peripherals, software and services. Prior to its disposal, the SpecTek business consisted of processing and marketing various grades of memory products in either component or module form for specific applications.

History of operating losses — The Company’s Web hosting business has incurred net losses and losses from operations for all but one quarter from inception through all of fiscal 2003. The Company’s future success is dependent upon its ability to achieve positive cash flow prior to the depletion of cash resources and its ability to raise funds, if needed. Nonetheless, the Company’s current financial forecast supports management’s expectation that the Company will have adequate cash resources to fund operations for at least the next 18 to 24 months.

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

Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The amounts that the Company will ultimately incur or recover could differ materially from its current estimates. The underlying estimates and facts supporting these estimates could change in 2004 and thereafter.

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

Reverse stock split — In June 2003, the Company announced that its board of directors had approved a 1-for10 reverse stock split. The reverse stock split was made effective as of the close of the market on August 1, 2003, and the Company’s common stock began trading on a reverse split basis on August 4, 2003 and effectively reduced the number of shares of common stock issued and outstanding from approximately 162.6 million to approximately 16.3 million. All per share and number of shares outstanding in this report have been revised for the stock split.

Basic and diluted income (loss) per share — In accordance with SFAS No. 128, “Earnings Per Share”, diluted earnings per share excludes anti-dilutive employee stock options and warrants of approximately 2.5 million, 2.0 million and 1.8 million in 2003, 2002, and 2001, respectively. Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding when their effect is dilutive. Potential common shares result from the assumed exercise of outstanding stock options and warrants. Because the Company has reported a loss from continuing operations during fiscal years 2003, 2002, and 2001, the effect of dilutive securities are excluded from the calculation of per share amounts for these years.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition to net income (loss) per share, the Company has also reported per share amounts on the separate income statement components required by Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, “ as the disposal activities of the Company’s discontinued operations were initiated prior to the Company’s adoption of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on September 1, 2002. Because the Company has reported a loss from continuing operations during fiscal years 2003, 2002, and 2001, the effect of dilutive securities is excluded from the calculation of per share amounts for those years.

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

Financial instruments and concentration of credit risk — Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash equivalents, restricted investments, short-term investments, receivables, accounts payable, accrued expenses and debt are considered by management to be reasonable approximations of their fair values, based on information available as of August 31, 2003. The use of different assumptions could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential taxes or other expenses that would be incurred in an actual settlement.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, short- and long-term investments and trade and other receivables. The Company invests its cash in credit instruments of highly rated financial institutions and performs periodic evaluations of the credit standing of these financial institutions. The Company’s policies limit the concentration of credit exposure by restricting investments with any single obligor, instrument or geographic area. The Company’s policies limit the concentration of accounts receivable credit exposure by requiring the majority of customers to prepay their hosting fees prior to initiating services.

Restricted investments — Restricted investments consist primarily of commercial paper and money market securities with maturities of less than one year, and are carried at cost, which approximates fair market value. These investments are restricted to use by certain vendors and creditors for rent, credit card processing, lease payments, and other items. These investments are classified based upon the term of the restriction, not necessarily the underlying security.

Goodwill and other intangibles — In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but is tested for impairment, at least annually, using the quoted market price of the Company’s stock as an indicator of fair value. If impairment of carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. Intangible assets acquired as part of a business combination are accounted for in accordance with SFAS No. 141, “Business Combinations,” and are recognized apart from goodwill if the intangible asset arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Intangible assets are reviewed for impairment by applying the recognition and measurement provisions, which compare the carrying amount of the intangible asset to its fair value. If the carrying amount exceeds fair value, an impairment loss is recognized. Intangible assets are amortized, using the straight-line method, over the estimate of their period of benefit of three to seven years.

Property, plant and equipment — Property, plant and equipment, including software, are stated at cost less accumulated depreciation and amortization. The straight-line depreciation method is used for property, plant and equipment over the estimate of their useful lives. Changes in technology or changes in the intended use of property, plant and equipment may cause the estimated period of use or the value of these assets to change. An annual analysis is performed to confirm the appropriateness of estimated economic useful lives for each category of current property, plant and equipment. Additionally, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting depreciable lives and testing for recoverability require management judgment. The Company leases certain equipment under capital leases. Equipment under capital leases is depreciated using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Leasehold improvements are

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

amortized over the shorter of the lease term or the estimated useful life of the improvement. Gains and losses related to the retirement or disposal of fixed assets are recognized in the period in which the transaction occurred.

Advertising — Advertising costs are charged to operations as incurred. Total advertising expense was $10.5 million, $13.0 million, and $9.2 million for the years ending August 31, 2003, 2002, and 2001, respectively.

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

Stock-Based Employee Compensation — The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123.”

If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the fair value of the options to compensation expense on a straight-line basis over the vesting period of the options, the following table illustrates the effect on net loss and loss per share:

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2003	2002	2001

	(In thousands except per share amounts)
Net loss as reported	$(173,879)	$(11,293)	$(357,194)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	573	1,083	266
Deduct: Total stock-based employee compensation expense determined under fair value method- based methods for all awards, net of tax effects	(891)	4,510	21,000

Proforma net loss	$(174,197)	$(5,700)	$(335,928)

Loss per share:
Basic and Diluted — as reported	$(11.85)	$(0.82)	$(35.86)

Basic and Diluted — pro forma	$(11.88)	$(0.41)	$(33.73)

Weighted average shares outstanding
Basic and Diluted	14,668	13,739	9,960

Recently issued accounting standards — In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” The Issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The Issue also supersedes certain guidance set forth in Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The final consensus is

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. The Company adopted this new pronouncement effective September 1, 2003, on a prospective basis. The impact of this adoption did not have a material impact on Interland’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. All companies with variable interests in variable interest entities created after January 31, 2003, must apply the provisions of this Interpretation to those entities immediately. A public company with a variable interest in a variable interest entity created before February 1, 2003, must apply the provisions of this Interpretation to that entity no later than the beginning of the first interim or annual reporting period after December 15, 2003. For variable interest entities for which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 may be applied by restating previously issued financial statements or prospectively from the date of adoption. The Company has evaluated its investments and concluded that none of the Company’s investments meets the requirements for consideration under FIN 46.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first quarter of fiscal year 2004. The adoption of this standard on September 1, 2003 did not have a material impact on Interland’s consolidated financial statements.

Reclassifications — The Company has revised the presentation of its consolidated statements of operations for all periods presented to conform to presentations used by others in the Web hosting industry. As the Company has migrated from a manufacturing entity to a Web hosting company, it believes its revised presentation reflects more appropriately its results of operations and allows for more comparability to its peers. The revised presentation removes the gross margin sub-total and instead classifies all operating expenses and costs in their respective line item. Additionally, depreciation and amortization expense, previously presented as components of network operating costs, general and administrative costs, sales and marketing costs and technical support costs is now presented separately. These reclassifications, none of which affect net loss, have been made to all periods presented to present the financial statements on a consistent basis.

3. Discontinued Operations

Accounting policies related to discontinued operations

Certain concentrations — Certain components, subassemblies and software included in our systems are obtained from sole suppliers or a limited number of suppliers. The Company relies, to a certain extent, upon its suppliers’ abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the personal computer industry. The Company’s reliance on a limited number of suppliers involves several risks, including the possibility of shortages and/or increases in costs of components and subassemblies, and the risk of reduced control over delivery schedules. A concentration of credit risk may exist with respect to trade receivables, as many customers are affiliated with computer, telecommunications and office automation industries, or are governmental entities. The Company’s policies limit the concentration of credit exposure by restricting investments with any single obligor, instrument or geographic area. The Company’s policies limit the concentration of accounts receivable credit exposure by requiring the majority of customers to prepay their hosting fees prior to initiating services.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Product and process technology — Costs related to the conceptual formulation and design of products and processes are expensed as a component of general and administrative expense. Costs incurred to establish patents and acquire product and process technology are capitalized. Capitalized costs are amortized using the straight-line method over the shorter of the estimated useful life of the technology, the patent term or the agreement, ranging up to 10 years.

Royalties — The Company has royalty-bearing license agreements allowing the Company to sell certain hardware and software products and to use certain patented technology. Royalty costs are accrued and included in network operating costs when the sale is recognized.

The Company has discontinued the operations of its PC Systems and SpecTek business segments. These segments are accounted for as discontinued operations in accordance with APB No. 30. Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations.

Operating results for the discontinued operations are reported, net of tax, under “Loss from discontinued operations” on the accompanying consolidated statements of operations. In addition, the loss for the disposal of the discontinued operations has also been recorded, net of tax, under “Loss on disposal of discontinued operations” on the accompanying consolidated statements of operations.

Cash flows from the discontinued operations are also stated separately on the accompanying consolidated statements of cash flows under “Net cash used in discontinued operations.”

PC Systems

On May 31, 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC (“GTG PC”), an affiliate of the Gores Technology Group. Under the terms of the agreement, GTG PC received assets, which included $76.5 million in cash, and assumed specified liabilities of the PC Systems business. In fiscal 2003, the Company recognized a gain of $4.9 million on the disposal of discontinued operations. This gain consisted of a $5.5 million reduction in the Company’s liability for Micron Electronics’ sales taxes payable with various jurisdictions including a settlement reached with the state of Idaho, and a $0.4 million reduction in the Company’s liability for Micron Electronics payroll taxes. These gains were partially offset by a $0.7 million increase in required legal reserves and $0.3 million in other various charges related to discontinued operations. For the year ended August 31, 2002, the loss on disposal was $6.0 million. Included in the loss on disposal is a $3.8 million charge due to the settlement of a dispute with GTG PC on the amount it owed the Company. In addition, the Company wrote down certain sales tax receivable balances to their net realizable value, which resulted in a charge of $0.7 million. The Company also accrued $0.7 million in contingent liabilities and $0.6 million for legal fees related to these discontinued operations. For the year ended August 31, 2001, the loss on disposal was $212.2 million. Included in the loss on disposal were employee termination costs of approximately $15.4 million, of which $0.3 million is included in the accompanying consolidated Balance Sheet under “Accrued Liabilities” at August 31, 2001. The Company retained all liabilities of the PC Systems business not assumed by GTG PC, including, for example, liabilities for taxes arising prior to the closing of the transaction, employee termination and related expenses, and any contingent liabilities arising prior to the closing date. In addition, the Company has agreed for a period of three years not to compete with the PC Systems business, and for two years, not to solicit or hire prior employees of the PC systems business. For a transition period after the closing of the purchase, GTG PC provided some information technology, financial, telecommunications and human resources services to the Company at its cost plus 10% during the first four months after the closing, and at its cost plus 25% for the following two months.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The agreement also provides that the Company would potentially be entitled to receive a percentage of any proceeds in the event the PC Systems business is sold or has an initial public offering of its securities within three years of the closing of the purchase. The Company would receive a payment only after the repayment of transaction costs, repayments of debt and capital contributions, payment of a specified amount of cash to GTG PC and obligations under employee incentive programs.

Summarized below are the operating results for the PC Systems business, which are included together with SpecTek’s operating results in the accompanying consolidated Statements of Operations, under “Income (loss) from discontinued operations.”

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2003	2002	2001

	(In thousands)
Net sales	$—	$—	$602,818

Loss before income taxes	—	—	(65,075)
Income tax benefit	—	—	—

Loss from discontinued operations, net of tax	—	—	(65,075)
Income (Loss) on disposal of discontinued operations, net of tax	4,912	(6,021)	(212,164)

Loss from discontinued operations, net of tax	$4,912	$(6,021)	$(277,239)

Spectek

The Company has discontinued the operations of its SpecTek business segment, which is accounted for as discontinued operations in accordance with APB No. 30. Pursuant to the Amended and Restated Component Recovery Agreement (as amended, the “Component Recovery Agreement”), dated effective September 2, 1999, Micron Technology, Inc. (“MTI”), exercised its rights to purchase the assets of the SpecTek business. On March 22, 2001, the Company entered into a Purchase Agreement (“the Purchase Agreement”) to sell all assets primarily used by SpecTek and certain land, buildings, and intellectual property to MTI. Pursuant to the terms of the Purchase Agreement, the Company transferred the land, buildings, and intellectual property to MTI on March 22, 2001, and received $18 million of cash in excess of the historical cost from MTI. This amount has been recorded, net of tax, as an increase in additional paid in capital. The Company has leased back a portion of the land and buildings from MTI and has also been granted a license to use certain of the intellectual property. In addition, MTI agreed to pay the Company for the March 1, 2001 net book value of the assets used by SpecTek, less any outstanding intercompany payables. The proceeds from this transaction, net of intercompany payables, were approximately $39.6 million, not including certain land, buildings and intellectual property. Pursuant to the Purchase Agreement, the assets used by SpecTek were transferred to MTI on April 5, 2001.

Summarized below are the operating results for SpecTek, which are included together with the PC Systems operating results, in the accompanying consolidated statements of operations under “Loss from discontinued operations.”

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2003	2002	2001

	(In thousands)
Net sales	$—	$—	$248,309

Income before income taxes	—	—	62,836
Income tax provision	—	—	—

Income from discontinued operations, net of tax	—	—	62,836
Gain on disposal of discontinued operations, net of tax	—	—	2,926

Loss from discontinued operations, net of tax	$—	$—	$65,762

4. Restructuring And Facility Exit Costs

During the fourth quarter of 2001, the Company approved and implemented a restructuring program in connection with its acquisition of Interland-Georgia. This finalized restructuring plan, for which all payments are expected to be completed by December 31, 2003, provides for the consolidation of the Company’s operations and elimination of duplicative facilities obtained as a result of previous business acquisitions. In accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” the restructuring costs, excluding asset impairments, were recognized as liabilities at the time management committed to the plan. Management determined that these costs provided no future economic benefit, they were incremental to other costs incurred by the Company prior to the restructuring, or were contractual obligations that existed prior to the date the plan was approved and were either continued after the exit plan was completed with no economic benefit to the Company or could not be cancelled without penalty; and they were incurred as a direct result of the plan to exit the identified activities. The asset impairments were accounted for in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Accordingly, during 2001, the Company recorded a charge of approximately $110.3 million related to employee termination benefits, facility closure costs, asset disposals and other exit costs which the Company has recorded in operating expenses.

During the second quarter of 2003, the Company approved and initiated a program to exit certain facilities and consolidate those operations into other existing facilities. This restructuring plan is part of management’s continued plan to streamline the Company’s operations and to reduce the long-term operating costs. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” costs associated with these activities have been recognized and measured at their fair value in the period in which the liabilities are incurred. One-time termination benefits for employees required to render services until they are terminated in order to receive termination benefits were recognized ratably over the future service period. The plan provided for the closure of three data center facilities, a reduction of those related workforces of approximately 171 employees, and the termination of bandwidth and data connectivity contracts in place at these and other facilities. The Company exited all three data centers by June 2003.

The following table shows a reconciliation of the beginning and ending liability balances from August 31, 2000 through August 31, 2003 related to all restructuring activities recorded by the Company under both of the restructuring programs described in the above two paragraphs. The balance at August 31, 2003 represents remaining liabilities to be paid in cash. These accrued restructuring charges are reflected in the consolidated balance sheet in “Accrued expenses”:

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Property,		Employee
	Lease	plant, and	Other exit	termination	Goodwill and
	abandonments	equipment	costs	benefits	Intangibles	Total

	(In thousands)
Balance at August 31, 2000	$—	$—	$—	$—	$—	$—
Plan charges	9,404	26,915	3,528	727	69,704	110,278
Cash paid	(683)	—	—	(498)	—	(1,181)
Non-cash write downs	—	(26,915)	—	—	(69,704)	(96,619)

Balance at August 31, 2001	$8,721	$—	$3,528	$229	$—	$12,478
Cash paid	(1,625)	—	(487)	(229)	—	(2,341)
Other adjustments	538	—	(1,862)	—	—	(1,324)

Balance at August 31, 2002	$7,634	$—	$1,179	$—	$—	$8,813
Plan charges	2,061	1,317	1,886	1,317	—	6,581
Cash paid	(3,831)	(227)	(625)	(1,165)	—	(5,848)
Other adjustments	(218)	46	(1,216)	(121)	—	(1,509)
Non-cash write down	—	(871)	—	—	—	(871)

Balance at August 31, 2003	$5,646	$265	$1,224	$31	$—	$7,166

Through the twelve months ended August 31, 2003, the Company has incurred $5.1 million in restructuring charges. The fiscal 2003 plan charges consist of $2.1 million in lease termination costs, $1.9 million in bandwidth termination costs, $1.3 million in employee termination benefits, and $1.3 million in fixed asset related charges. The Company settled certain data connectivity contract obligations for amounts less than the original estimates. In connection with the settlements, the bandwidth termination costs accrual was reduced by $1.2 million and is reflected in the above table in “Other adjustments.” In addition, one of the Company’s lease abandonment liabilities was reduced by $0.2 million in connection with the reduction of the Company’s obligation due to a sublease arrangement for the facility. The lease abandonment charge represents future lease payments for data centers and office facilities being exited. The other exit costs represent termination penalties for bandwidth and data connectivity contracts.

During fiscal 2002, the restructuring liability pertaining to lease abandonments was increased by $1.3 million due to the impact of revised exit plans pertaining to the Company’s Seattle, Washington facility. During the third quarter, the Company settled a disputed tenant improvement allowance with the landlord of an exited facility. In connection with the settlement, the Company is no longer responsible for paying approximately $0.7 million of the remaining lease payments required over the remaining lease term, which was originally accrued in the restructuring charge. Accordingly, the lease abandonment accrual was reduced by $0.7 million and is reflected in the above table in “Other adjustments.” The liability was also decreased by $0.1 million to reflect the lease termination for the Company’s Los Angeles, California facility. These three adjustments net to $0.5 million as indicated in the schedule above.

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

5. MERGER AND INTEGRATION COSTS

The Company recorded $0.5 million to merger and integration costs for severance and relocation expenses in fiscal 2003. These costs were primarily related to employee relocation.

During fiscal 2002 the Company recorded a charge for merger and integration costs of $8.1 million. Included in this charge was $4.2 million for employee termination benefits, $2.5 million for relocation costs, $0.7 million for employee retention bonuses, $0.2 million for legal services and $0.5 million for other non-capitalizable costs related

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to the merger and integration of the Company’s recent acquisitions including Interland-GA, CommuniTech.Net, Dialtone, Inc., and iNNERHOST, Inc.

During fiscal 2001 the Company recorded a $1.7 million charge for merger and integration costs for financial advisory, legal, and accounting services, and other non-capitalizable expenses directly related to the Interland-Georgia acquisition.

6. Other Expense (income), net

The Company recorded $1.3 million to other expense in fiscal 2003. During the third quarter of fiscal 2003, the Company recorded a write-off of $1.6 million as the result of a fixed asset physical inventory; the Company also recorded a gain of $0.3 million on the sale of some of its fixed assets.

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

7. Acquisitions

Hostcentric

On June 13, 2003, the Company completed the acquisition of Hostcentric, Inc. for $25.5 million in cash and stock. The Company paid $4.7 million in cash and issued approximately 1.36 million shares of Interland stock valued at $20.4 million, net of $0.4 million direct issue costs. The value of the common shares issued was determined based on a ten-day weighted average closing price of Interland common stock on NASDAQ for the period ending two days before the merger agreement date of December 19, 2002. The results of Hostcentric’s operations are included in the consolidated financial statements as of the acquisition date. Formed in 2000, Hostcentric was a privately held provider of a broad range of Web hosting services to small business and enterprise customers.

The following table summarizes the purchase price allocation based on the fair values of the assets acquired and liabilities assumed:

Fair Value

(In Thousands)
Current assets	$4,885
Property and equipment	4,559
Trade names and trademarks	360
Customer relationships	3,900
Goodwill	19,051
Current liabilities	(5,970)
Other liabilities	(1,311)

Net assets acquired	$25,474

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Trellix

On January 3, 2003, the Company acquired Trellix Corporation, a privately held developer of software-based Web site solutions. Founded in 1995, Trellix is a provider of private-label Web site publishing solutions, integrated business services, and low-cost hosting technology. The primary reason for the acquisition is that Trellix offers a suite of site-building tools and services that enable users to create professional Web sites. Trellix’s product line offers an expansion of the existing Interland product line. Trellix’s financial results are included in Interland’s financial results beginning in January 2003. The aggregate purchase price was approximately $12.2 million consisting of $4.75 million in cash, 300,000 shares of Interland stock, and 600,000 warrants to purchase shares of Interland stock at a price of $50.00 per warrant. The value of the common shares issued was determined based on the closing price of Interland common stock on NASDAQ on January 3, 2003. The warrants at the date of acquisition were valued at $5.50 each using the Black-Scholes pricing model.

The following table summarizes the purchase price allocation based on the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value

(In Thousands)
Current assets	$700
Property and equipment	603
Trade names and trademarks	140
Technology	5,900
Goodwill	8,096
Current liabilities	(3,763)

Net assets acquired	$11,676

The following unaudited pro forma information reflects the results of the Company’s continuing operations for the years ended August 31, 2003, and August 31, 2002, as if the acquisition of Hostcentric and Trellix had occurred at the beginning of fiscal 2002, after giving effect to certain adjustments, including amortization of intangibles and related income tax effects. The unaudited pro forma information is based on estimates and assumptions. These estimates and assumptions have been made solely for the purpose of developing this pro forma information. Unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations of future periods or the results that actually would have been realized had the entities been a single entity during these periods.

	As of

(In thousands, except per share amounts)	August 31,	August 31,
	2003	2002

Revenues from continuing operations	$120,558	$127,579
Loss from continuing operations before taxes	$(187,228)	$(110,754)
Income tax benefit (expense)	(621)	64,242

Net income (loss) from continuing operations	(187,849)	(46,512)
Net loss	(181,973)	(50,629)
Loss per share from continuing operations:
Basic and diluted	$(11.87)	$(2.92)
Loss per share:
Basic and diluted	($11.50)	($3.18)
Number of shares used in per share calculation:
Basic and diluted	15,822	15,904

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

iNNERHOST

Effective August 1, 2002, the Company acquired iNNERHOST, Inc. for an aggregate purchase price of $17.7 million, consisting of approximately $5.2 million in cash and up to 970,182 shares of Interland common stock. In addition, the purchase agreement stipulated that the purchase consideration was subject to adjustment based on the following provisions:

•	An earn-out provision that specified that the realization of the full purchase price by the shareholders of iNNERHOST would be contingent upon the iNNERHOST revenues for the three-month period following the date of acquisition being at least 95% of the historical monthly revenues. INNERHOST revenues for the subject three-month period were in fact in compliance with this requirement and thus no modification to the purchase price and related consideration was necessary.

•	A price protection provision that specified that a pro-rata payback of shares to Interland if the average closing price for the five business days preceding the effective date of the registration statement covering shares issued in this acquisition is greater than $37.00 but less than $50.00 per share by the amount of the closing price over $25.00 per share. The agreement also provided additional payment of shares to the iNNERHOST shareholders on a pro-rata basis if the average closing price of five business days preceding the effective date of the registration statement covering shares issued in this acquisition is less than $25.00 per share but greater than $10.00 per share by the amount of the closing price below $25.00 per share.

During April 2003, the Company completed the registration process and issued an additional 553,029 shares of Interland common stock in accordance with the price protection provision bringing the total number of shares issued to 970,182 (including contingent shares described above). The acquisition of iNNERHOST was accounted for in accordance with SFAS No. 141,“Business Combinations.” The contingently issued shares of the Company’s stock did not affect the aggregate recorded cost of the acquisition.

In connection with the acquisition, 50,000 shares of stock and $0.3 million were placed into escrow for one year to satisfy unidentified claims that occurred prior to the acquisition date. Management believes that the value of the escrow account is sufficient to cover all known claims that have a likely probability of an unfavorable outcome. The results of iNNERHOST’s operations have been included in the consolidated financial statements since August 1, 2002, the effective date of acquisition. The aggregate purchase price was $17.7 million, including direct acquisition costs of $0.2 million.

During the second quarter ended February 28, 2003, the iNNERHOST purchase price allocation was completed and amounts were allocated to identifiable intangible assets and goodwill. The following table summarizes the purchase price allocation based on the fair values of the assets acquired and liabilities assumed at the date of acquisition:

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value

(In Thousands)
Current assets	$2,235
Property and equipment	6,995
Trade names and trademarks	200
Customer relationships	3,400
Other assets	512
Goodwill	9,384
Current liabilities	(4,301)
Long-term liabilities	(676)

Net assets acquired	$17,749

Dialtone

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

Communitech

On February 8, 2002, the Company acquired 100 percent of the outstanding common shares of CommuniTech.Net, Inc. (“CommuniTech.Net”) by issuing 537,500 shares of the Company’s common stock in exchange for all shares of CommuniTech.Net common stock. The value of the common shares issued was determined based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced on February 8, 2002. The results of CommuniTech.Net’s operations have been included in the consolidated financial statements since the date of acquisition. CommuniTech.Net is a Kansas City, Missouri-based Web and applications hosting company serving small and medium-sized businesses. The aggregate purchase price was $11.0 million, including equity issued with a value of $10.8 million and estimated direct acquisition costs of $0.2 million.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the acquisition of CommuniTech.Net, the Company holds two notes receivable with balances totaling $2.7 million at August 31, 2003 from a seller of CommuniTech.Net. These notes, which bear interest at the rate of 5% per annum, mature on February 8, 2004 with interest only payments due quarterly. The loans are collateralized by 270,000 shares of the Company’s common stock, owned by the note holder. The receivable is shown on the balance sheet as a reduction in shareholders’ equity.

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

Interland — GA

      On August 6, 2001, the Company acquired 100 percent of the outstanding common shares of Interland-Georgia by issuing 0.861 shares of the Company’s common stock in exchange for each share of Interland-Georgia common stock or 4,089,980 shares. In addition, the Company issued options and warrants to purchase shares of the Company’s common stock in exchange for each issued and outstanding Interland-Georgia option and warrant using the ratio of 0.861 shares of the Company for each share of Interland-Georgia. The results of Interland-Georgia’s operations have been included in the consolidated financial statements since the date of acquisition. The primary goal of the acquisition was to create a new company with much greater scale. The aggregate purchase price was $127.2 million, including equity issued with a value of $122.9 million and cash of $4.3 million. The value of the common shares issued was determined based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced on March 23, 2001.

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

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Fiscal Year Ended

	August 31,	August 31,
	2002	2001

	Unaudited	Unaudited

	(In thousands, except per share amounts)
Revenues from continuing operations	$119,139	$124,126
Loss from continuing operations before taxes	(77,525)	(250,906)
Income tax benefit	64,059	182
Net loss from continuing operations	(13,466)	(250,724)
Net loss	(19,487)	(462,201)
Loss per share from continuing operations:
Basic and diluted	$(0.94)	$(17.18)
Loss per share:
Basic and diluted	$(1.36)	$(31.67)
Number of shares used in per share calculation:
Basic and diluted	14,276	14,595

Other

In October 2001, January 2002 and May 2002, the Company acquired the small business-focused shared and dedicated Web hosting customer accounts of Interliant, Inc., AT&T Corp., and Burlee Networks LLC, respectively,

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

resulting in the recognition of approximately $25.4 million of acquired intangible assets. These intangible assets are being amortized over a three-year useful life.

In connection with the acquisition of Interland-GA, Trellix and INNERHOST the Company accrued certain liabilities representing estimated costs of exiting certain facilities, termination of bandwidth contracts and involuntary termination of employees in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These amounts are included in “Accrued expenses” on the balance sheet and are not included in the restructuring reserves discussed in Note 4. The following table shows the changes in the accrual from August 31, 2000:

			Employee
	Lease		termination
	abandonments	Bandwidth	benefits	Total

		(In thousands)
Balance at August 31, 2000	—	—	—	—
Liabilities accrued	7,098	1,440	1,362	9,900
Cash paid	(123)	—	(83)	(206)

Balance at August 31, 2001	6,975	1,440	1,279	9,694
Other adjustments	2,470	(1,440)	—	1,030
Cash paid	(1,871)	—	(1,027)	(2,898)

Balance at August 31, 2002	7,574	—	252	7,826
Liabilities accrued and adjustments	—	—	675	675
Cash paid	(6,653)	—	(710)	(7,363)

Balance at August 31, 2003	$921	—	$217	$1,138

During fiscal 2002, the Company revised its estimates of the cost of exiting three of the Interland-Georgia facilities resulting in a net increase to the accrual of $2.5 million. Approximately $2.8 million was recorded as operating expense within the Company’s Statement of Operations and $0.4 million was recorded as a purchase price adjustment as a reduction of goodwill. Additionally, the Company received a waiver and release from a vendor, which released the Company from its obligations under a terminated bandwidth contract, and as a result, the Company reversed $1.4 million of liabilities previously accrued. This adjustment was recorded as an Interland-Georgia purchase price adjustment as a reduction of goodwill and is reflected in the above table in “Other adjustments”.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. INVESTMENT SECURITIES

The following table summarizes, by major security type, the cost of the Company’s investments. All investments with remaining maturities in excess of one year are recorded as long-term investments in the accompanying consolidated balance sheets. In 2003 and 2002, the carrying value of investments approximates fair value.

	As of

	August 31,	August 31,
	2003	2002

	(In thousands)
Held to maturity investment securities, at amortized cost:
Commercial paper	$35,514	$84,081
State and local government	6,990	15,850
Certificates of deposit	3,259	17,485

	45,763	117,416
Less: cash equivalents	(19,463)	(32,213)
Less: restricted investments	(10,000)	(34,303)

Investments	$16,300	$50,900

Investments maturing within one year	16,300	43,388
Investments maturing one to five years	—	7,512

Total Contractual Maturities	$16,300	$50,900

9. RECEIVABLES

	As of

	August 31,	August 31,
	2003	2002

	(In thousands)
Trade receivables	$3,884	$10,495
Other	1,649	2,487
Allowance for doubtful accounts	(373)	(3,843)

Receivables	$5,160	$9,139

Other receivables primarily consist of interest receivable, sales tax refunds receivable and third party partner and reseller receivables.

INTERLAND, INC.
NOTES TO CONSOLIDATED STATEMENTS (continued)

10. PROPERTY, PLANT AND EQUIPMENT

		As of

	Estimated	August 31,	August 31,
	useful lives	2003	2002

	(In years)	(In thousands)
Computer equipment	3	$58,865	$51,528
Software	2	14,856	13,138
Office equipment	5	5,672	5,958
Leasehold improvements	3-5	20,390	19,371
Assets in progress		2,784	1,308

		102,567	91,303
Less: Accumulated depreciation and amortization		(66,632)	(32,245)

Property, plant and equipment, net		$35,935	$59,058

Depreciation and amortization of property, plant and equipment, including those assets held under capital lease was $39.8 million, $26.6 million and $11.6 million for 2003, 2002, and 2001, respectively.

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

The Company adopted SFAS 141 and 142 effective September 1, 2001. Upon adoption of SFAS 142, the Company no longer amortizes goodwill. The following table reflects net loss adjusted to exclude amortization expense recognized in the periods presented related to goodwill:

		Fiscal Year Ended

	August 31,	August 31,	August 31,
	2003	2002	2001

		(In thousands)
Net loss as reported	$(173,879)	$(11,293)	$(357,194)
Add back goodwill amortization	—	—	6,809

Adjusted net loss	(173,879)	(11,293)	(350,385)

Income (loss) per share, basic and diluted:
As reported	$(11.85)	$(0.82)	$(35.86)
Goodwill amortization	—	—	0.68

Adjusted basic and diluted income (loss) per share	$(11.85)	$(0.82)	$(35.18)

INTERLAND, INC.
NOTES TO CONSOLIDATED STATEMENTS (continued)

In accordance with the requirements of SFAS 142, the Company tests for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Interland performed an initial impairment assessment upon adoption at September 1, 2001 and determined that a transition charge was not required. During the third quarter of 2003, the Company completed the annual impairment test which entailed comparing the aggregate market value of the Company’s outstanding securities plus its liabilities to the aggregate carrying value of the Company’s assets, including goodwill and other indefinite life intangible assets. The market price of the Company’s stock had experienced significant volatility over the last fiscal year and closed as of May 31, 2003 with a market value significantly less than the value at the beginning of the fiscal year. Management retained valuation specialists to assist in the valuation of its tangible and identifiable intangible assets for purposes of determining the implied fair value of goodwill at May 31, 2003. Upon completion of the annual assessment, Interland recorded a non-cash impairment charge of $89.9 million to reduce the carrying value of goodwill to its estimated fair value of $47.6 million.

The following table discloses changes in the carrying amount of goodwill from August 31, 2001 through August 31, 2003:

	Fiscal Year Ended

	August 31,	August 31,
	2003	2002

	(In thousands)
Balance at beginning of year	$120,011	$104,406
Goodwill acquired	36,563	17,046
Impairment write-down	(89,928)	—
Other adjustments	—	(1,441)

Balance at end of year	$66,646	$120,011

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

Given the Company’s aggressive acquisition strategy over the last two years, significant customer related intangible asset balances have accumulated through August 31, 2003. The Company has continued to monitor the performance of these acquired customer related intangible assets and during the third quarter of fiscal 2003, the Company determined that revenues, operating profits and cash flows from its Interliant, AT&T and Burlee customer account acquisitions, as well as customer relationship intangible assets from its CommuniTech, iNNERHOST and Dialtone acquisitions were materially less than previously estimated, primarily related to customer and Company initiated terminations. As such, the Company determined that these identifiable intangible assets needed to be tested for recoverability. Management used the expected present value of future cash flows to determine the fair value of these identifiable intangible assets and determined that the carrying amount of these assets was higher than their fair values. Upon completion of the assessment, Interland recorded a non-cash impairment charge of $13.9 million to reduce the carrying value of identifiable intangible assets to estimated fair values.

INTERLAND, INC.
NOTES TO CONSOLIDATED STATEMENTS (continued)

The following table summarizes intangible assets by asset class and related accumulated amortization:

		Fiscal Year Ended

	As of August 31, 2003		As of August 31, 2002

	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization

		(In thousands)
Amortizable intangible assets:
Core technology	$17,900	$7,784	$12,480	$2,683
Customer account acquisitions	16,323	12,602	25,424	5,298
Customer relationships	10,129	3,776	6,300	917
Trademarks	6,100	1,798	5,400	831
Other	1,162	863	13,998	623

Total	$51,614	$26,823	$63,602	$10,352

Aggregate amortization expense:
For the year ended August 31, 2003	$16,950
Estimated amortization expense:
For the year ended August 31, 2004	$8,244
For the year ended August 31, 2005	8,120
For the year ended August 31, 2006	3,529
For the year ended August 31, 2007	2,544
For the year ended August 31, 2008	1,766

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

13. ACCRUED EXPENSES

	As of

	August 31,	August 31,
	2003	2002

	(In thousands)
Accrued payroll and related liabilities	$5,495	$5,496
Accrued restructuring liabilities	7,166	8,813
Acquisition related liabilities	1,138	9,007
Taxes payable	1,285	826
Accrued advertising	1,241	49
Accrued discontinued operations liabilities	1,100	2,409
Accrued software liabilities	934	182
Accrued professional fees	401	108
Accrued legal liabilities	247	547
Accrued lease payments	64	956
Other	4,584	1,971

Total accrued expenses	$23,655	$30,364

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accrued payroll and related liabilities include mainly accrued bonuses, accrued vacation, and other accrued payroll costs. Accrued restructuring liabilities and acquisition related liabilities are discussed in footnote 4 “Restructuring and Facility Exit Costs” and footnote 7 “Acquisitions”, respectively.

14. OTHER LIABILITIES

	As of

	August 31,	August 31,
	2003	2002

	(In thousands)
Sales tax assessments liability	$2,366	$8,300
Income tax liability	1,417	2,895
Other	1,614	81

Total other liabilities	$5,397	$11,276

The Company is a party to numerous sales and use tax and income tax assessments related to the discontinued PC Systems and Spectek operations and has established a reserve of $2.4 million. The difference of sales tax assessments liability from August 31, 2002 is primarily attributable to a favorable sales tax resolution of $5.0 million.

15. LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS

	As of

	August 31,	August 31,
	2003	2002

	(In thousands)
Capitalized lease obligations payable in monthly installments through 2005, weighted average interest rates of 11.0% and 10.9%, respectively	$11,880	$24,467
Notes payable	619	6,699

	12,499	31,166
Less current portion	(10,845)	(19,157)

Long-term debt and capital lease obligations	$1,654	$12,009

The Company has an outstanding note payable relating to iNNERHOST’s data center construction costs with monthly payments of principal and interest through August 2004. The agreement stipulates a fixed rate of interest of 10%. The outstanding balance of the loan at August 31, 2003 was $0.5 million compared to a balance of $1.0 million at August 31, 2002. Additionally, iNNERHOST has term loans for equipment purchases with monthly payments of principal and interest, which have stated interest rates of 12%. As of August 31, 2003, the outstanding balance was $0.1 million compared to an outstanding balance of $0.3 million as of August 31, 2002.

On July 20, 2001, the Company entered into a financing arrangement with US Bank under which the Company executed a $5.4 million credit agreement. This agreement had a stated interest rate of prime less 100 basis points or 3.25%. During the quarter ended February 28, 2003, $5.4 million was paid and the loan was closed. The payoff of this loan released $6.7 million of restricted investments that were pledged as collateral under this agreement.

In July 2001, the Company entered into a financing arrangement with U.S. Bancorp Oliver-Allen Technology Leasing for a sale and leaseback of up to $14.6 million for certain equipment, primarily computer hardware. The stated interest rate on the facility is 5.75%. In January 2002, the Company repurchased certain of the leased assets from U.S. Bancorp Oliver-Allen Technology Leasing at a total cost of $2.9 million. In connection with the repurchase, approximately $3.3 million of cash and equivalents became unrestricted. As of August 31, 2003, the principal balance on the facility was $3.8 million. As of August 31, 2003, the Company has pledged $7.2 million as collateral for this agreement. The restrictions prevent the Company from utilizing the related cash and cash

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

equivalents until all of its obligations under the lease are satisfied. As the company exited various facilities during the year ended August 31, 2003, certain assets that were leased under this facility were transferred to different locations. The Company has been unable to locate some of the assets. Under the requirements of the agreement, the Company has informed the bank of this situation and the company has received a waiver letter from U.S. Bancorp Oliver-Allen waiving any default of the lease agreement that may have occurred due to the inability to locate the precise location of some of the assets. At the end of the initial lease term, in July 2004, the Company has the option to purchase the equipment at its “in-place” value or extend the term of the lease for an additional 12 months at its current monthly rental amount. The Company continues to make all payments as required under the lease agreement. These assets have no remaining book value and the Company believes it has adequately reserved for any potential end of lease liability.

16. WARRANTS

In connection with the purchase of Interland-Georgia on August 6, 2001, the Company issued warrants to purchase shares of the Company’s common stock in exchange for each issued and outstanding Interland-Georgia warrant using the exchange rate of 0.861 shares of the Company for each share of Interland-Georgia. All of the warrants are fully vested at August 31, 2003. On January 3, 2003, the Company acquired Trellix Corporation. As part of the purchase price, the Company issued warrants to Trellix shareholders to purchase 600,000 shares of Interland’s common stock at an exercise price of $50.00 per share.

The following table summarizes the Company’s warrant holders as of August 31, 2003:

		Number of	Exercise
Warrant Holder	Expiration Date	Shares	Price

Verizon	October 11, 2003	269,665	$209.10
Compaq	December 31, 2003	6,917	139.40
Microsoft Corporation	December 24, 2004	47,052	62.40
Verisign	March 15, 2005	32,065	62.40
Transamerica	May 1, 2005	1,860	96.70
Microsoft Corporation	July 26, 2005	40,359	139.40
Verisign	July 26, 2005	32,288	139.40
Transamerica	October 3, 2005	2,153	139.40
Trellix	January 3, 2008	600,000	50.00

	Total	1,032,359

17. STOCK PURCHASE AND INCENTIVE PLANS

The Company’s 1995 Employee Stock Purchase Plan (the “Plan”) allows eligible employees to purchase shares of common stock through payroll deductions. The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each six-month offering period and is restricted from resale for a period of one year from the date of purchase. Purchases are limited to 20% of an employee’s eligible compensation. A total of 250,000 shares are reserved for issuance under the plan, of which approximately 160,300 shares had been issued as of August 31, 2003 compared to 126,200 shares issued as of August 31, 2002. Shares issued under the Plan during 2003, 2002, and 2001, were approximately 34,100, 22,000 and 18,300, respectively.

The Company has three stock option plans, the 2002 Equity Incentive Plan (the “2002 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”) and the 1995 Stock Option Plan (the “1995 Plan”), collectively referred to as the “Option Plans”. All of these option plans have an option term of 10 years. Vesting periods range from 3 to 5 years.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During fiscal 2002, the Company’ shareholders approved the 2002 Plan which provides for the granting of incentive and non-statutory stock options. As of August 31, 2003, there were 115,873 shares of common stock reserved for issuance under the 2002 Plan. Exercise prices of the incentive and non-statutory stock options are 100% of the fair market value of the Company’s common stock on the date of grant. Stock options granted generally vest as to 25% of the shares issued under the option grant after one year from the date of grant. Subsequent to the one-year anniversary of the grant, the options become vested as to 2.08% of the total shares of the options granted per month. In connection with the adoption of the 2002 Plan, the Company terminated its 1995 Plan and its 2001 Plan. All awards outstanding under those plans continue in accordance with their terms, but no further awards will be granted under those plans.

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

The Company’s 1995 Plan provided for the granting of incentive and non-statutory stock options. Exercise prices of the incentive and non-statutory stock options are 100% of the fair market value of the Company’s common stock on the date of grant. Prior to April 28, 1999, exercise prices of the incentive and non-statutory stock options were generally issued at 100% and 85%, respectively, of the fair market value of the Company’s common stock on the date of grant. Stock options granted to employees and executive officers after April 28, 1999 typically have a term of ten years and vest twenty-five percent each year for four years from the date of grant. Stock options granted to employees and executive officers prior to April 28, 1999 typically have a term of six years and vest twenty percent each year for five years from the date of grant.

During 1998, Mr. Joel J. Kocher, the Company’s Chief Executive Officer and Chairman of the Board of Directors, was granted options to purchase a total of 65,000 shares of the Company’s common stock. Of these 65,000 options, 50,000 were granted under the 1995 Plan and 15,000 were granted as non-plan grants. A total of 25,000 options vest after completion by Mr. Kocher of seven years of employment with the Company, subject to immediate early vesting if the Company achieves certain financial criteria relating to profitability, net revenue, net margin and cash balance increases. During 2003, 2002 and 2001, Mr. Kocher was granted options to purchase a total of 35,000, 100,000 and 142,870 shares of the Company’s common stock, respectively.

In connection with the purchase of Interland-Georgia on August 6, 2001, the Company issued options to purchase shares of the Company’s common stock and restricted shares in exchange for each issued and outstanding Interland-Georgia option and restricted share using the exchange ratio of 0.861 share of the Company for each share of Interland-Georgia. The Company recorded deferred compensation of $107,000 related to this conversion.

Option activity under the Option Plans is summarized as:

	Fiscal Year Ended

	August 31, 2003		August 31, 2002		August 31, 2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

		(In thousands, except per share amounts)
Outstanding at beginning of year	1,586	$29.50	1,792	$51.30	820	$119.00
Granted	518	12.80	665	22.40	618	37.90
Conversion of HostPro stock plans	—	—	—	—	363	25.60
Acquisition of Interland-Georgia	—	—	—	—	523	30.00
Exercised	(24)	8.28	(65)	12.40	(1)	117.90
Terminated or cancelled	(659)	28.11	(806)	56.20	(531)	101.50

Outstanding at end of year	1,421	24.66	1,586	29.50	1,792	51.30

Exercisable at end of year	686	33.08	726	33.60	772	115.10
Shares available for future grant under the:
2002 Plan	116		464		—
2001 Plan	—		—		243
1995 Plan	—		—		674

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes information about the Company’s stock options outstanding under the Option Plans as of August 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

	(In thousands, except per share amounts)
Less than $10.00	159	7.8	$9.01	132	$9.34
$10.00 - $13.00	485	9.1	11.52	52	11.84
$13.01 - $22.00	342	8.2	20.16	150	20.10
$22.01 - $32.00	247	6.2	30.14	181	31.14
$32.01 - $90.00	154	4.5	62.15	140	60.37
Greater than $90.00	34	3.0	119.76	31	119.52

	1,421			686

The Company adopted the disclosure-only provisions of SFAS 123 “Accounting for Stock-Based Compensation”, and elected to continue to measure compensation expense for its stock-based employee compensation using the intrinsic value method prescribed by APB No. 25 “Accounting for Stock Issued to Employees”. The fair value of options at date of grant is estimated using the Black-Scholes options pricing model. The weighted average assumptions and resulting fair values at date of grant for options granted during 2003, 2002, and 2001, are as follows:

		Stock Option Plans Shares

	2003	2002	2001

Assumptions
Expected life	3.0 years	3.0 years	3.0 years
Risk-free interest rate	2.8%	4.0%	4.0%
Expected volatility	80.0%	76.5%	76.1%
Dividend yield	0.0%	0.0%	0.0%
Weighted average fair values:
Exercise price equal to market price	$24.66	$22.40	$21.80
Exercise price less than market price	$—	$—	$16.60

18. RETIREMENT PLAN

The Company offered its employees a 401(k) retirement plan (the “RAM Plan”) in which substantially all employees may participate. Under the RAM Plan, employees may contribute from 2% to 16% of eligible pay to various savings alternatives. The RAM plan provides for an annual match of eligible employee’s contributions equal to 100% of the first 4% of pay or $1,500, whichever is greater. In 2001, the Company’s contributions under the RAM Plan were made in the Company’s stock, which is purchased on the open market. The Company may also contribute additional amounts based on its financial performance, however, no additional Company contributions were made during the three years ended August 31, 2003.

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

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On January 1, 2002, the Interland-Georgia 401(k) Plan merged with the RAM Plan, and changed its name to the Interland 401(k) Savings Plan (“Savings Plan”). In July 2002, Interland amended the Savings Plan to allow employees to contribute up to 25% of eligible pay. The Company’s expense included in continuing operations pursuant to the RAM Plan, and thereafter the Savings Plan, was approximately $0.2 million in 2003, $0.5 million in 2002 and $0.6 million in 2001, respectively. The Company’s expense included in discontinued operations pursuant to the RAM plan was approximately $2.2 million in 2001.

19. RELATED PARTY TRANSACTIONS

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2003	2002	2001

		(In thousands)
Net sales	$—	$—	$23,561
Inventory purchases	—	—	103,808
Component recovery agreement expenses	—	—	99,483
Administrative services and other expenses (income)	—	—	(206)
MTI lease	728	2,904	1,165
Property, plant and equipment purchases	—	—	14,186
Property, plant and equipment sales	—	—	32,649

In fiscal year 2001, substantially all of the transactions noted above were between the Company’s discontinued operations and Micron Technology, Inc. (“MTI”). In connection with the sale of the discontinued PC business to GTG, the Company was obligated to pay lease payments to Micron Technology, Inc. (“MTI”) during fiscal year 2002 and 2003. There were no other sale or purchase transactions between the Company and MTI.

In connection with the acquisition of CommuniTech.Net, the Company holds two notes receivable with balances totaling $2.7 million at August 31, 2003 from the seller of CommuniTech.Net. These notes, which bear interest at the rate of 5% per annum, mature on February 8, 2004 with interest only payments due quarterly. The loans are collateralized by 273,526 shares of the Company’s common stock, owned by the note holder. The receivable is shown on the balance sheet as a reduction in shareholders’ equity.

During the second quarter of fiscal 2002, the Micron Technology Foundation, which beneficially owned approximately 43% of the Company’s common stock, sold all of the approximately 5.9 million shares of the Company’s common stock to institutional investors, together with the Company and four of its directors. The Company re-purchased and retired approximately 580,000 shares of common stock from the Foundation at an aggregate cost of $7.3 million.

During the fourth quarter of 2002, the Company repurchased 80,000 shares of the Company’s common stock from the two former owners of CommuniTech.Net at an aggregate cost of $2.5 million.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. INCOME TAXES

The effective income tax rate on continuing operations was approximately 0% for fiscal 2003 compared to 92% for fiscal 2002 and 13% for fiscal 2001. The rate principally reflects the federal statutory rate, net of the effect of state taxes, tax-exempt securities and non-deductible goodwill amortization. The change in the effective income tax rate primarily reflects tax benefits resulting from a change in the Internal Revenue Code regarding the carryback of net operating losses, as well as a valuation allowance on certain tax assets.

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2003	2002	2001

	(In thousands)
Current:
U.S. Federal	$629	$(64,241)	$(22,233)
State	—	—	(461)

	$629	$(64,241)	$(22,694)

Deferred:
U.S. Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Income tax (benefit) provision	$629	$(64,241)	$(22,694)

Allocated to:
Continuing operations	$629	$(64,241)	$(22,694)

Discontinued operations	$—	$—	$—

On March 9, 2002, a tax law entitled the “Job Creation and Worker Assistance Act of 2002” was passed. The act benefited the Company directly during 2002 by allowing the ability to carryback 2001 tax losses an additional three years for a total of five years. During the third quarter of fiscal 2002 the Company recorded a tax benefit of approximately $64.2 million from cash relating to the additional tax loss carryback claims. This tax refund has significantly added to the Company’s cash position but has also reduced the amount of tax net operating losses that are available for carryforward to future years.

A reconciliation between the income tax provision and income tax computed using the federal statutory rate follows:

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2003	2002	2001

	(In thousands)
U.S. federal income tax at statutory rate	$(62,357)	$(26,437)	$(58,943)
State taxes, net of federal benefit and state tax credits	(3,983)	7,284	(8,420)
Goodwill	31,475	—	21,276
Valuation allowance	33,844	(51,875)	20,794
Tax-exempt Foreign Trade Income	—	6,567	2,000
Other	1,650	220	599

Income tax (benefit) provision	$629	$(64,241)	$(22,694)

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of temporary differences and carryforwards that give rise to the deferred tax assets and liabilities are as follows:

	As of
	August 31,	August 31,
	2003	2002

	(In thousands)
Deferred tax assets:
Receivables and other allowances	$112	$1,518
Accrued expenses	934	7,419
Accrued compensation	57	416
Deferred revenue	4,536	7,856
Property, plant and equipment	5,162	2,147
Net operating loss carryforwards	106,978	72,866
Other	—	48

Total deferred tax assets	117,779	92,270
Valuation allowance	(116,792)	(81,406)

Net deferred tax assets	987	10,864
Deferred tax liabilities:
Acquired intangibles	(987)	(10,864)

Total deferred tax liabilities	(987)	(10,864)

Net deferred taxes	$—	$—

Deferred tax assets and liabilities have not been classified with net assets of discontinued operations because income taxes will not be assumed by the buyers of the discontinued operations and remain the responsibility of the Company.

The Company has federal operating loss carryforwards, some of which are limited by the Section 382 of the Internal Revenue Code. The consolidated limited amount of net operating losses available to the Company as of August 31, 2003 are $267.4 million. These losses begin to expire in fiscal year 2006.

The Company recorded a full valuation allowance with respect to the pre-acquisition deferred tax assets. The benefit was credited to goodwill versus income tax expense. The amount of the pre-acquisition deferred tax asset approximates $40.0 million.

A valuation allowance has been established against the deferred tax asset because management does not believe such assets are more likely than not to be realized.

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

In July 2001, the Company entered into a financing arrangement for a sale and leaseback of $14.6 million for certain equipment, primarily computer hardware. The sale-leaseback arrangement was accounted for under the guidelines of SFAS No. 28 “Accounting for Sales with Leasebacks an amendment of FASB Statement No. 13”. Accordingly, a gain of approximately $2.5 million that resulted from the sale-leaseback transaction was deferred and, since the leased asset qualifies as a capital lease, is being amortized in proportion to the amortization of the leased asset and is included in property, plant and equipment, net.

In fiscal 2001, in connection with the discontinuance of the Company’s SpecTek business, the Company sold assets including land and buildings to MTI. Given that MTI was then the majority owner of Micron Electronics, Inc.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(“MEI”), the transfer was between a parent and its subsidiary, accordingly the transaction was accounted for at historical cost of the assets transferred was treated as an adjustment to equity, net of tax.

In fiscal 2002, the Company subsequently leased back a few hundred square feet of administrative office space from MTI that was used for a few months while continuing to wind down the discontinued SpecTek operations.

Rental expense related to operating leases was approximately $5.5 million, $7.7 million, and $4.0 million in 2003, 2002, and 2001, respectively. Future minimum lease payments including facility leases and bandwidth commitments are as follows:

	Operating
	Leases and
	Other Future
	Minimum
	Commitments	Capital Leases

	(In thousands)
2004	$11,288	$11,263
2005	8,108	1,380
2006	5,555	9
2007	4,660
2008	4,142
Thereafter	7,148

Total	$40,901	$12,652

Less: amount representing interest		772

Present value of net minimum lease payments		$11,880
Less: current portion		(10,264)

Capital lease obligation excluding current portion		$1,616

22.     CONTINGENCIES

Interland is defending an employee class action lawsuit filed in the U.S. District Court for Idaho. In this case, five individual plaintiffs claim that when they were employees of Micron Electronics Inc. (“MEI”) between 1999 and April 2001, they and other similarly situated employees did not receive overtime pay to which they were entitled under the Fair Labor Standards Act. Interland disputes these claims and believes the plaintiffs are not entitled to any material additional wages. The “opt in” period for potential class members has closed and discovery continues on the merits of the case. Interland believes that expenses or losses associated with the case will not have a material adverse effect on Interland. This potential liability remains with Interland even though it sold the PC Systems business.

In February of 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of Interland’s subsidiary, CommuniTech.Net, Inc. (“Communitech”), which was acquired by Interland in February 2002. The Company’s lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employee agreement and also demands payment from Mr. Murphy under his delinquent $2.7 million promissory notes. 273,526 shares of the Company’s common stock collateralize these notes and the receivable balance is shown on the balance sheet as a reduction in equity.

Messrs. Heitman and Murphy filed a lawsuit against Interland, its CEO, Mr. Joel Kocher, and Communitech, in Jackson County, Missouri claiming, among other things, that Interland acted unreasonably in failing to have the S-3 registration statement declared effective by the SEC on a timely basis and claiming that Interland and/or Mr. Kocher made inaccurate disclosures in connection with Interland’s acquisition of Communitech. The complaint asks for compensatory and punitive damages in an unspecified amount. Interland believes that these claims are without merit and will not have a material adverse effect on Interland and intends to vigorously defend the claims.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On March 14, 2003, Halo Management, LLC, filed a suit against Interland in the U.S. District Court for the Northern District of California. The suit alleges that Interland’s use of blueHALO™ (U.S. Patent and Trademark Office Serial No. 78/135,621) to describe its proprietary Web hosting architecture infringes on the plaintiff’s registered trademark Halo (U.S. Patent and Trademark Office Serial No. 75/870,390; Registration No. 2,586,017). The suit seeks a permanent injunction against Interland’s use of its blueHALO™ mark and money damages. In a motion after the suit was filed, the plaintiff also requested a preliminary injunction against Interland’s use of its blueHALO™ mark. On November 17, 2003 the court denied plaintiff’s motion. In rendering its opinion, the court specifically held that the plaintiff had engaged in so-called “naked licensing” and, as a consequence, had “forfeited its rights in” the HALO trademark. Consequently, Interland continues to believe it has meritorious defenses, plans to continue to defend the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

Periodically, the Company is made aware that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operation’s products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and has accrued a liability and charged discontinued operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report. As of August 31, 2003, the Company had an aggregate amount of $1.1 million accrued for such matters.

The Company is also a defendant in a number of other lawsuits which the Company regards as minor and unlikely to result in any material payment; nonetheless, the outcome of litigation may not be assured, and the Company’s cash balances could be materially affected by an adverse judgment.

In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on its results of operations, its financial condition or its cash flows.

23.     COMMON STOCK AND RELATED MATTERS

In March 2003, the board of directors authorized a stock repurchase program to acquire outstanding common stock. Under the program, up to $10.0 million of common stock could be reacquired over the next year. During fiscal 2003, the Company purchased approximately 85,000 shares of common stock at an aggregate cost of approximately $1.0 million.

In June 2003, the Company announced that its board of directors had approved a 1-for-10 reverse stock split. The reverse stock split was made effective as of the close of the market on August 1, 2003, and the Company’s common stock began trading on a reverse split basis on August 4, 2003.

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24.     GEOGRAPHIC INFORMATION

The Company’s business activities are represented by a single industry segment, Web site and applications hosting. The Company’s sales are generated from customers residing both within the United States and outside of the United States. The following table shows sales by these geographic locations:

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2003	2002	2001

	(In thousands)
Revenues by Geographic Area
(Based on customer location)
United States	$96,276	$91,018	$50,179
Non- U.S.	10,362	10,610	10,573

Total	$106,638	$101,628	$60,752

Report of Independent Auditors

The Shareholders and Board of Directors
Interland, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Interland, Inc. (formerly Micron Electronics, Inc.) and its subsidiaries at August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 11, effective September 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” resulting in cessation of the amortization of goodwill in 2002.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia

November 21, 2003

      Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)
2003
Revenues	$27,283	$26,114	$25,898	$27,343
Income (loss) from continuing operations	(14,380)	(22,142)	(136,326)	(5,943)
Net income (loss)	(14,414)	(22,423)	(136,493)	(550)
Income (loss) per share, basic and diluted:
Continuing operations	$(1.03)	$(1.56)	$(9.41)	$(0.40)
Discontinued operations	—	(0.02)	(0.01)	0.36

	$(1.03)	$(1.58)	$(9.42)	$(0.04)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)
2002
Revenues	$23,921	$25,245	$24,719	$27,743
Income (loss) from continuing operations	(19,772)	(19,851)	50,691	(16,340)
Net income (loss)	(19,772)	(19,851)	46,129	(17,799)
Income (loss) per share, basic and diluted:
Continuing operations	$(1.44)	$(1.45)	$3.72	$(1.18)
Discontinued operations	—	—	(0.33)	(0.11)

	$(1.44)	$(1.45)	$3.38	$(1.29)

Included in net income (loss) for the third quarter of 2003 is loss on impairment of goodwill and other intangible assets totaling $103.8 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s chief executive officer, chief financial officer, and chief accounting officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13(a) — 14(c), and 15(d), which became effective August 29, 2002) as of the date of this annual report, in connection with the preparation of its annual report on Form 10-K for the twelve months ending August 31, 2003. Based on this review, the chief executive officer, chief financial officer, and chief accounting officer concluded that Interland’s disclosure controls and procedures concerning the Company’s revenue cycle continue to require further improvement.

Internal and Disclosure Controls

The Company’s chief executive officer, chief financial officer, and chief accounting officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13(a) — 14(c), and 15(d), which became effective August 29, 2002) as of August 31, 2003, in connection with the preparation of its annual report on Form 10-K.

The Company’s internal and disclosure controls and procedures are necessarily interdependent. During the course of the fiscal 2002 year-end close and subsequent audit, the Company’s management and its auditors identified several matters related to internal controls that needed to be addressed. Several of these matters were classified by the auditors as material weaknesses or reportable conditions in accordance with the standards of the American Institute of Certified Public Accountants then in effect. During fiscal 2003 management addressed the identified issues with emphasis on the Company’s revenue cycle, including associated revenue recognition policies and receivables valuation. As a result of these efforts the Company has eliminated the material weaknesses previously identified, and the current state of internal and disclosure controls are sufficient to give reasonable assurance that the financial statements are correct in all material respects. Nonetheless, the Company recognizes that its current processes continue to rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Discussed below are the remaining specific disclosures and internal control weaknesses existing in the revenue cycle as identified by management, and the Company’s corresponding mitigating procedures and corrective actions as implemented through November 24, 2003.

As customer account data from acquired company databases were migrated onto the Company’s centralized billing system, details regarding deferred revenue, pre-paid amounts, and open accounts receivable balances were not initially correctly reflected. During fiscal 2003 customer data from the Company’s CommuniTech.Net, Dialtone, and iNNERHOST acquisitions were migrated to the Interland-GA system. Mitigating procedures implemented to correct this situation included detailed individual customer account analyses and reconciliations, scrutiny of data integrity and population controls, and correcting top-side accounting adjustment entries. All these processes were completed, and correcting entries posted, prior to the release of consolidated financial statements.

The Company does not have an efficient system for monitoring accounts receivable and related credit memo and write-off activity. The Company’s internally developed billing system (MAARS/OASIS) is not integrated into the Company’s general ledger system. Accordingly, discrepancies can arise between the accounts receivable sub-ledger (per the billing system) and the general ledger. In order to promptly identify and reconcile these discrepancies, the Company has designed and programmed a number of database “exception” reports. Each entry on an exception report must be manually investigated to identify, understand, and correct as necessary specific anomalies. Designated personnel from both the Accounting and Information Technology departments review the reconciliations in order to design and implement changes to processes with a view to correcting the root cause of the discrepancies.

Further procedural actions that have been employed to properly report receivable balances and corresponding revenue recognition include:

•	All unresolved balances that were older than 90 days were written off (except in a few specific instances where the balance was deemed collectible);

•	Virtually all shared hosting accounts that age past 60 days and dedicated accounts that age past 75 days have service de-provisioned and are put into a write-off queue; (the Company pursues collection of all past-due accounts, even after the balance is written off.)

•	Generally the Company ceases future revenue recognition for customers from whom there exists unpaid invoices more than 30 days past due. Hosting services are also suspended until the invoices are paid at which point revenue recognition is resumed.

•	The Company also maintains a balance in the allowance for doubtful accounts to cover the following specific percentages of the accounts receivable aging categories: 7.4% of the 0-60 day balance (which is periodically adjusted to reflect actual historical experience), and 100% of all balances more than 60 days old.

The Company has continued to modify the programming of the billing system to provide additional functionality and reporting capabilities. Central to the correction of previously identified material weaknesses was the creation and use of a detailed transaction log which may be queried on an ad-hoc basis as a check on system output.

Management has moved expeditiously, committing considerable resources to address the internal control deficiencies it has identified to date. Nonetheless, the Company continues to make improvements in the efficiency and automation of accounting processes, and it will take some additional time before management is satisfied that all processes are optimized such that commercial billing software can be fully implemented. The final resolution to all of the aforementioned disclosure and internal control weaknesses will be the implementation of a new billing and accounts receivable system. In this regard the Company invested significant time and funds to research and select an appropriate and proven commercially available system. The result of this effort was the selection of the ADC SingleView system. The Company expects to have adequately established and documented its system of internal control over financial reporting to permit formal evaluation by June 30, 2004.

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

In addition to the responses outlined above, the following actions have been taken to strengthen disclosure and internal controls:
•	Maintenance of specific documentation files to support financial statement and footnote disclosures;
•	Quarterly reviews as to the effectiveness of our internal and disclosure controls;
•	Circulating for review the Company’s public filings to key members of the senior management team representing each functional area in an effort to further ensure that the filings include all required disclosures;

      In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company’s management, including its chief executive officer and chief financial officer, no changes during the quarter ended August 31, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 10A. DISCLOSURE OF AUDIT COMMITTEE FINANCIAL EXPERT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information concerning the Registrant’s executive officers and directors is included under the caption “Officers and Directors of the Registrant” included in PART I, Item 1 of this report. Other information required by Items 10, 10A, 11, 12, 13 and 14 will be contained in the registrant’s Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after August 31, 2003, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    List of documents filed as part of this Report

1.	Financial Statements.

Consolidated Financial Statements:

Consolidated Statements of Operations for the Fiscal Years Ended August 31, 2003, 2002, and 2001

Consolidated Balance Sheets as of August 31, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended August 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows for the Fiscal Years Ended August 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

Report of Independent Auditors

Quarterly Financial Information (Unaudited)

2.	Financial Statement Schedule

II — Valuation and Qualifying Accounts

      All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the Schedules, or because the information required is included in the financial statements and notes thereto.

3.	The following documents are filed as exhibits to this Annual Report on Form 10-K:

						FILED
						PREVIOUSLY
						ON FORM	FILED
		INCORPORATED BY REFERENCE				10-K	HEREWITH

Exhibit	Description	Form	Date	Number	Registrant*

2.01	Agreement of Merger, dated as of October 10, 1994, as amended by the first amendment thereto, dated as of December 13, 1994, by and among ZEOS, MCI and MCMS	S-4	3/13/95	2.1	INLD

2.02	Articles of Merger, dated April 7, 1995, by and among ZEOS, MCI and MCMS	8-K	4/07/95	2.2	INLD

2.03	Purchase Agreement, dated March 22, 2001, by and among MEI California, Inc., the Registrant and MICRON Technology Inc. (“MTI”)	8-K	4/10/01	2.01	INLD

							FILED
							PREVIOUSLY
							ON FORM	FILED
		INCORPORATED BY REFERENCE					10-K	HEREWITH

Exhibit	Description	Form	Date	Number		Registrant*

2.04	Agreement and Plan of Merger dated March 22, 2001, by and among the Registrant, Imagine Acquisition Corporation and Interland, Inc., a Georgia corporation (“Interland-Georgia”)	8-K	4/10/01	2.01		INLD

2.05	Membership Interest Purchase Agreement, dated as of April 30, 2001, by and between the Registrant and GTG PC Holdings, LLC	10-Q	5/31/01	2.01		INLD

2.06	First Amendment to Membership Interest Purchase Agreement and Form of Contribution Agreement, dated as of May 31, 2001, by and between the Registrant and GTG PC Holdings, LLC	10-Q	5/31/01	2.02		INLD

2.07(1)	Agreement and Plan of Merger dated as of May 3, 2002, by and between Dialtone Inc., Jaguarcub Acquisition Corporation, Dialtone Stockholders’ Representative	10-Q	5/31/02	2.07		INLD

2.08(a)(1)	Agreement and Plan of Merger dated as of August 30, 2002 by and among Interland, Inc., Panthercub Acquisition Corporation, InnerhoST, Inc., Spire Capital Partners, L.P., Spire Investment L.L.C., Waller-Sutton Media Partners, L.P. and the other stockholders of iNNERHOST, Inc.	S-3/A	9/24/02	2.08		INLD

2.08(b)	Amendment dated as of October 10, 2002 to Agreement and Plan of Merger by and among Interland, Inc., iNNERHOST, Inc. and the stockholders of iNNERHOST, Inc.	10-K	8/31/02	2.08	(b)	INLD

2.09(1)	Agreement and Plan of Merger dated as of December 19, 2002 by and among Interland, Inc., Bobcat Acquisition Corporation, Hostcentric, Inc. and William Bunting, Steve Harter, and Dominique Bellanger as Stockholders Representatives	8-K	12/20/02	2.1		INLD

						FILED
						PREVIOUSLY
						ON FORM	FILED
		INCORPORATED BY REFERENCE				10-K	HEREWITH

Exhibit	Description	Form	Date	Number	Registrant*

2.10(1)	Merger Agreement and Plan of Reorganization among Trellix Corporation, Interland, Inc. and Cheetah Acquisition Corporation	S-3	1/22/03	2.10	INLD

3.01	Unofficial Restated Articles of Incorporation of Registrant (as amended through April 24, 2002)	10-Q	5/31/02	3.01	INLD

3.01(b)	Articles of Amendment to Articles of Incorporation of Registrant						X

3.02	Unofficial Restated Bylaws of the Registrant (as amended through April 24, 2002)	10-Q	5/31/02	3.02	INLD

4.01	Form of Stock Certificate of the Registrant	10-K	8/31/01	3.04	INLD

4.03	August 30, 2002 Registration Rights Agreement by and among Interland, Inc., Spire Capital Partners, L.P., Spire Investment, L.L.C., and Waller-Sutton Media Partners, L.P.	S-3	9/24/02	4.03	INLD

4.04	August 30, 2002 Stock Restriction Agreement by and among Spire Capital Partners, L.P., Spire Investment, L.L.C., and Waller-Sutton Media Partners, L.P.	2-3	9/24/02	4.04	INLD

4.05	March 28, 2002 Amendment to Stock Rights Agreement by and among Interland, Inc., Bryan Heitman and Gabriel Murphy	10-Q	5/31/02	10.112	INLD

4.06	July 11, 2002 Amendment to Stock Rights Agreement by and among Interland, Inc., Bryan Heitman and Gabriel Murphy	S-3/A	9/24/02	4.06	INLD

4.07	December 31, 2002 Amendment to Stock Rights Agreement by and among Interland, Inc., Bryan	S-3/A	3/17/03	4.07	INLD

4.08	Heitman and Gabriel Murphy Form of Warrant	S-3	1/22/03	4.07	INLD

							FILED
							PREVIOUSLY
							ON FORM	FILED
		INCORPORATED BY REFERENCE					10-K	HEREWITH

Exhibit	Description	Form	Date	Number		Registrant*

10.35(a)+	Micron Electronics 1995 Stock Option Plan, as amended through August 29, 2001	S-8	1/14/00	4.1		INLD

10.35(b)+	Form of Notice of Grant for Micron Electronics 1995 Stock Option Plan	10-K	8/31/01	10.35	(b)	INLD

10.35(c)+	Interland 1995 Stock Option Plan, as amended August 30, 2001	10-K	8/31/01	10.35	(c)	INLD

10.35(d)+	Form of Notice of Grant for Interland 1995 Stock Option Plan	10-K	8/31/01	10.35	(d)	INLD

10.36(a)+	Micron Electronics 1995 Employee Stock Purchase Plan, as amended through August 5, 2001	10-Q	6/1/95	10.36		INLD

10.36(b)+	Interland 1995 Employee Stock Purchase Plan, as amended August 6, 2001	10-K	8/31/01	10.36		INLD

10.36(c)+	Interland, Inc. 2002 Equity Incentive Plan	S-8	10/3/03	4.1		INLD

10.38+	Form of Indemnification Agreement between the Registrant and its officers and directors	10-K	8/31/95	10.38		INLD

10.39+	Form of Six-Month Termination Agreements for certain officers of the Registrant	10-K	8/31/95	10.39		INLD

10.42	Amended and Restated Component Recovery Agreement, dated effective September 2, 1999, between the Registrant and MTI	8-K	9/10/99	10.42		INLD

10.44+	Form of Twelve-Month Termination Agreements for certain officers of the Registrant	10-K	8/28/97	10.44		INLD

10.45+	Form of Two-Year Termination Agreements for certain officers of the Registrant	10-K	8/28/97	10.45		INLD

10.47+	Form of Employment and Non-compete Agreement, with 12-month termination provision, for certain officers of the Registrant	10-Q	2/26/98	10.47		INLD

							FILED
							PREVIOUSLY
							ON FORM	FILED
		INCORPORATED BY REFERENCE					10-K	HEREWITH

Exhibit	Description	Form	Date	Number		Registrant*

10.48+	Form of Employment and Non-compete Agreement, with 6-month termination provision, for certain officers of the Registrant	10-Q	2/26/98	10.48		INLD

10.52+	Employment Offer, dated January 10, 1998, to Joel J. Kocher	10-Q	2/26/98	10.52		INLD

10.56+	Form of Employment, Severance and Non-compete Agreement for Certain Officers of the Registrant	10-K	9/3/98	10.56		INLD

10.58+	The Registrant’s Executive Incentive Plan, as amended	10-Q	12/2/99	10.58		INLD

10.65	Executive Sales Representative Agreement effective September 2, 1999, between the Registrant and Micron Semiconductor Products, Inc.	8-K	9/10/99	10.65		INLD

10.68+	Amended Non Qualified Stock Option Agreement, dated April 6, 2000	10-Q	6/1/00	10.68		INLD

10.69+	Amended Non Qualified Stock Option Agreement, dated April 6, 2000	10-Q	6/1/00	10.69		INLD

10.70(a)+	HostPro, Inc. 2000 Equity Incentive Plan I	10-K	8/31/00	10.70		INLD

10.70(b)+	HostPro, Inc. 2000 Equity Incentive Plan II	10-K	8/31/00	10.71		INLD

10.70(c)+	Form of Notice of Grant for HostPro, Inc. 2000 Equity Incentive Plans	10-K	8/31/00	10.72		INLD

10.70(d)+	Form of Notice of Grant for HostPro, Inc. 2000 Equity Incentive Plans	10-K	8/31/00	10.73		INLD

10.70(e)+	Micron Electronics 2001 Equity Incentive Plan, as amended as of March 22, 2001	10-Q	5/31/01	10.89		INLD

10.70(f)+	Interland 2001 Equity Incentive Plan, as amended August 6, 2001	10-K	8/31/01	10.70	(f)	INLD

10.70(g)+	Form of Notice of Grant for Interland 2001 Equity Incentive Plan	10-K	8/31/01	10.70	(g)	INLD

						FILED
						PREVIOUSLY
						ON FORM	FILED
		INCORPORATED BY REFERENCE				10-K	HEREWITH

Exhibit	Description	Form	Date	Number	Registrant*

10.76	Amendment Number 1 to Amended and Restated Component Recovery Agreement, dated November 16, 2000, between the Registrant and MTI	10-Q	11/30/00	10.76	INLD

10.77	Commercial Lease, dated March 22, 2001, between MTI and the Registrant	8-K	4/10/01	99.01	INLD

10.78	Commercial Sublease, dated March 22, 2001, between MTI and the Registrant	8-K	4/10/01	99.02	INLD

10.79+	The Registrant’s Severance Plan for Employees — 2001 Amendment and Restatement	10-Q	3/1/01	10.79	INLD

10.80+	The Registrant’s Change in Control Severance Plan	10-Q	3/1/01	10.80	INLD

10.81+	HostPro, Inc. 2000 Incentive Plan II — Notice of Grant to Joel Kocher	10-Q	3/1/01	10.81	INLD

10.82+	Retention Agreement between the Registrant and Mike Adkins, dated as of December 1, 2000	10-Q	3/1/01	10.82	INLD

10.83+	Retention Agreement between the Registrant and Steve Arnold, dated as of December 1, 2000	10-Q	3/1/01	10.83	INLD

10.84+	Retention Agreement between the Registrant and Sid Ferrales, dated as of December 1, 2000	10-Q	3/1/01	10.84	INLD

10.85+	Retention Agreement between the Registrant and Lyle Jordan, dated as of December 1, 2000	10-Q	3/1/01	10.85	INLD

10.86+	Retention Agreement between the Registrant and Jim Stewart, dated as of December 1, 2000	10-Q	3/1/01	10.86	INLD

10.87+	Amended Retention Agreement between the Registrant and Steve Arnold, dated as of April 7, 2001	10-Q	5/31/01	10.87	INLD

							FILED
							PREVIOUSLY
							ON FORM	FILED
		INCORPORATED BY REFERENCE					10-K	HEREWITH

Exhibit	Description	Form	Date	Number		Registrant*

10.88+	Retention Agreement between the Registrant and Jeff Moeser, dated as of February 23, 2001	8-K	5/31/01	10.88		INLD

10.89	MTI Shareholder Agreement dated as of March 22, 2001 between the Registrant and MTI	10-Q	4/10/01	2.01		INLD

10.91	Operating lease for property located at 3250 Wilshire Blvd., Los Angeles, California, dated as of March 16, 1998	10-Q	5/31/01	10.90		INLD

10.92	Operating lease for property located at 3250 Wilshire Blvd., Los Angeles, California, dated as of March 19, 1999	10-Q	5/3/01	10.91		INLD

10.93	Operating lease for property located at 1450 Eagle Flight Way, Boise, Idaho, dated as of January 7, 2000	10-Q	5/31/01	10.92		INLD

10.94	Operating lease for property located at 3326 160th Avenue SE, Bellevue, Washington, dated as of December 16, 1999	10-Q	5/31/01	10.93		INLD

10.95(a)+	Employment Agreement dated December 2, 1999 between the Company and Ken Gavranovic, as amended	S-1/A	6/26/00	10.6		INLD

10.95(b)+	Employment Agreement Assumption and Amendment dated March 22, 2001 between the Registrant and Ken Gavranovic, as amended	10-K	8/31/01	10.95	(b)	INLD

10.96(a)+	Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(a)	INLD

10.96(b)+	First Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(b)	INLD

10.96(c)+	Second Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(c)	INLD

10.96(d)+	Third Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(d)	INLD

							FILED
							PREVIOUSLY
							ON FORM	FILED
		INCORPORATED BY REFERENCE					10-K	HEREWITH

Exhibit	Description	Form	Date	Number		Registrant*

10.96(e)+	Fourth Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(e)	INLD

10.97+	Promissory Note of Ken Gavranovic in favor of Interland-Georgia dated December 10, 1998	S-1/A	5/18/00	10.15		ILND

10.98+	Promissory Note of Ken Gavranovic in favor of Interland-Georgia dated May 14, 1999	S-1/A	5/18/00	10.17		ILND

10.99+	Stock Pledge Agreement between Interland-Georgia and Ken Gavranovic dated May 14, 1999	S-1/A	5/18/00	10.19		ILND

10.100(a)	Agreement of Lease between Interland-Georgia and 34 Peachtree Associates, L.P. dated November 19, 1997	S-1/A	5/18/00	10.21	(a)	ILND

10.100(b)	First Amendment to Agreement of Lease between Interland-Georgia and TCB #4, L.L.C. (f/k/a 34 Peachtree Associates, L.P.) dated July 6, 1998	S-1/A	5/18/00	10.21	(b)	ILND

10.100(c)	Second Amendment to Agreement of Lease between Interland-Georgia and TCB #4, L.L.C. (f/k/a 34 Peachtree Associates, L.P.) dated September 15, 1999	S-1/A	5/18/00	10.21	(c)	ILND

10.101(a)	Amended and Restated Lease Agreement between Interland-Georgia and 101 Marietta Street Associated dated September 29, 1999	S-1/A	5/18/00	10.22	(a)	ILND

10.101(b)	First Amendment to Amended and Restated Lease Agreement between Interland-Georgia and 101 Marietta Street Associates dated November 23, 1999	S-1/A	5/18/00	10.22	(b)	ILND

10.102+	Employment Agreement dated April 1, 2000 between Interland-Georgia and Mark K. Alexander	S-1/A	5/18/00	10.23		ILND

10.103+	Employment Agreement dated February 15, 2000 between Interland-Georgia and Robert Malally	S-1/A	6/9/00	10.24		ILND

							FILED
							PREVIOUSLY
							ON FORM	FILED
		INCORPORATED BY REFERENCE					10-K	HEREWITH

Exhibit	Description	Form	Date	Number		Registrant*

10.104(a)	SunTrust Plaza Garden Offices Lease Agreement by and between SunTrust Plaza Associates, LLC and Interland-Georgia dated May 15, 2000	10-K	8/31/01	10.104	(a)	INLD

10.104(b)	First Amendment to Lease Agreement by and between SunTrust Plaza Associates, LLC and Interland-Georgia dated September 27, 2000	10-K	8/31/01	10.104	(b)	INLD

10.105	Amended and Restated Registration Rights Agreement between the Registrant, MTI and certain shareholders of Interland named therein dated August 6, 2001	10-K	8/3/101	10.105		INLD

10.106	Stock Purchase Agreement between MTI and Micron Semiconductor Products, Inc. dated as of August 30, 2001	10-K	8/31/01	10.106		INLD

10.107	Donation Agreement between Micron Semiconductor Products, Inc. and the Micron Technology Foundation, Inc. dated as of August 30, 2001	10-K	8/31/01	10.107		INLD

10.108(a)+	Employment Agreement between the Registrant and Allen Shulman dated November 1, 2001	10-K	8/31/02	10.108	(a)	INLD

10.108(b)+	Amendment to Employment Agreement between the Registrant and Allen Shulman dated as of September 10, 2002.	10-K	8/31/02	10.108	(b)	INLD

10.109	February 8, 2002 Investor Rights Agreement by and among Interland, Inc., PAR Investment Partners, L.P., Hartford Capital Appreciation Fund, and certain other stockholders	10-Q	2/28/02	10.109		INLD

10.110(1)	Agreement and Plan of Merger dated as of February 8, 2002, by and between CommuniTech.Net, Inc., Montana Acquisition Company, Inc., Interland, Inc., Gabriel Murphy, and Bryan Heitman	10-Q	2/28/02	10.110		INLD

						FILED
						PREVIOUSLY
						ON FORM	FILED
		INCORPORATED BY REFERENCE				10-K	HEREWITH

Exhibit	Description	Form	Date	Number	Registrant*

10.111	Stock Repurchase Agreement dated as of November 12, 2001 by and between Ken Gavanovic and Interland, Inc.	10-Q	5/31/02	10.111	INLD

10.112	Amendment to Stock Rights Agreement dated as of March 28, 2002 by and among	10-Q	5/31/02	10.112	INLD

10.113	Promissory Note in the principal amount of $5,370,006 dated July 20, 2001 in favor of U.S. Bank National Association	10-K	8/31/02	10.113	INLD

10.114	Credit Agreement dated July 20, 2001 between Micron Electronics, Inc. and HostPro, Inc., as Borrowers, and U.S. Bank National Association, as Lender	10-K	8/31/02	10.114	INLD

10.115(2)	Microsoft Services Provider License Agreement dated as of January 15, 2002	10-K	8/31/02	10.115	INLD

10.116	Escrow Agreement dated as of June 13, 2003, by and among Interland, Inc., William B. Bunting, Steve Harter, and Dominique Bellanger, and SunTrust Bank, a Georgia banking corporation (the “Escrow Agent”)	10-Q	5/31/03	10.1	INLD

14.00	Code of Conduct						X

21.01	Subsidiaries of the Registrant						X

23.01	Consent of Independent Accountants						X

24.01	Power of Attorney						X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002						X

FILED
PREVIOUSLY
						ON FORM	FILED
		INCORPORATED BY REFERENCE				10-K	HEREWITH

Exhibit	Description	Form	Date	Number	Registrant*

32.1	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002						X

*	INLD indicates the exhibit is incorporated by reference to the Registrant’s prior filings with the SEC. ILND indicates the exhibit is incorporated by reference to Interland-Georgia’s prior filings with the SEC,

+	Management contract or compensatory arrangement or plan.

(1)	Schedules and exhibits have been omitted from the exhibit. A list of omitted schedules and exhibits is set forth immediately following the table of contents of the exhibit. Copies will be provided to the Commission upon request.

(2)	The Company has requested confidential treatment for portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K

On June 13, 2003, the Company filed a Form 8-K regarding the closing of its acquisition of HostCentric, Inc.

On June 27, 2003, the Company filed a Form 8-K with a press release regarding its financial results for the third quarter.

On July 1, 2003, the Company filed a Form 8-K with a press release regarding its financial results for the third quarter.

On July 28, 2003, the Company filed a Form 8-K with a press release regarding its 1-for-10 reverse stock split.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLAND, INC.

Date: November 26, 2003	/s/ ALLEN L. SHULMAN

By: Allen L. Shulman
Senior Vice President, General Counsel and
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOEL J. KOCHER	Chairman of the	November 26, 2003
Board, President and
Joel J. Kocher	Chief Executive
Officer (principal
executive officer)

/s/ ALLEN L. SHULMAN	Senior Vice	November 26, 2003
President, Chief
Allen L. Shulman	Financial Officer and
General Counsel
(principal financial
officer)

/s/ GONZALO TRONCOSO	Area Vice President	November 26, 2003
and Controller
Gonzalo Troncoso	(principal accounting
officer)

/s/ JOHN B. BALOUSEK	Director	November 26, 2003

John B. Balousek

/s/ DR. JOHN PATRICK CRECINE	Director	November 26, 2003

Dr. John Patrick Crecine

/s/ ROBERT LEE	Director	November 26, 2003

Robert Lee

/s/ EDWARD L. SHAPIRO	Director	November 26, 2003

Edward L. Shapiro

/s/ ROBERT T. SLEZAK	Director	November 26, 2003

Robert T. Slezak

SCHEDULE II
INTERLAND, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Fiscal Year Ended

	August 31, 2003	August 31, 2002	August 31, 2001

		(In thousands)
Allowance For Doubtful Accounts
Balance at beginning of year	$3,843	$1,810	$6,178
Additions charged to bad debt expense	6,621	10,529	2,233
Acquisitions	—	1,135	158
Reductions and write-offs	(10,091)	(9,631)	(6,759)

Balance at end of year	$373	$3,843	$1,810

Included in:
Continuing operations	$373	$3,843	$1,810

Discontinued operations	$—	$—	$—

Deferred Tax Asset Valuation Allowance
Balance at beginning of year	$81,406	$133,251	$4,652
Additions charged to expense	—	—	21,030
Discontinued operations	—	—	67,600
Change in loss carryforward	24,870	(54,873)	—
Additions from acquisitions	10,516	3,028	39,969

Balance at end of year	$116,792	$81,406	$133,251

Included in:
Continuing operations	$116,792	$81,406	$65,651

Discontinued operations	$—	$—	$67,600