Form 10-K/A
period 2003-08-31
INTERLAND INC /MN/
filed 2003-12-29
CIK 854460

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2003, was approximately $113 million.

The number of outstanding shares of the registrant’s common stock on October 31, 2003 was 16,315,754.

Part III of the Annual Report on Form 10-K filed by Registrant on November 26, 2003 is amended as set forth below. Except as modified herein, the Registrant incorporates into this Form 10-K/A the contents of the Annual Report filed on November 26, 2003. The Registrant does not undertake to update any item on that Annual Report other than those items set forth below.

Part III

Item 10. Directors and Executive Officers of the Registrant.

Executive Officers and Directors of the Registrant

The executive officers and directors of the Company and their ages as of November 30, 2003 were as follows:

Name	Age	Position

Joel J. Kocher	47	Chairman of the Board of Directors, President and Chief Executive Officer
Allen L. Shulman	55	Senior Vice President, Chief Financial Officer, and General Counsel
Savino R. “Sid” Ferrales	53	Senior Vice President and Chief Resource Officer
Donald Bulens	47	Senior Vice President of Mainstream Marketing
William J. Jones	43	Chief Information Officer, Vice President of Operations
Tiffani D. Bova	37	Vice President, Sales & Channel Programs
Robert T. Slezak	46	Director
John P. Crecine	64	Director
Robert Lee	55	Director
John B. Balousek	57	Director
Edward Shapiro	38	Director

Joel J. Kocher is Chairman, President and Chief Executive Officer. He joined the Company in January 1998 as President, Chief Operating Officer, and Director, and was appointed Chairman and Chief Executive Officer in June 1998. Prior to joining the Company, Mr. Kocher served as President and Chief Operating Officer at Power Computing Corporation, a personal computer company, from December 1996 until August 1997. He served as Executive Vice President and then Chief Executive Officer of Artistsoft, Inc., a computer networking and telephone company, from August 1994 to January 1996. From 1987 to 1994, he held several senior executive positions with Dell Computer Corporation, including President, Worldwide Sales, Marketing and Services.

Allen L. Shulman was elected as Senior Vice President, Chief Financial Officer, and General Counsel in October 2002, after serving as Vice President and General Counsel since joining the Company in November 2001. Mr. Shulman served as General Counsel of CheckFree Corporation from May 1997 until October 2001 and additionally as Chief Financial Officer from August 1998 to June 2000. From 1983 to 1996, Mr. Shulman held a number of executive positions with United Refrigerated Services, Inc., including Chief Operating Officer, Chief Financial Officer, and General Counsel. From 1974 to 1983, he practiced law in New Jersey and in Chicago, where he was a partner in the firm of Conklin & Adler.

Savino R. “Sid” Ferrales has served as Senior Vice President and Chief Resource Officer since February 1998. From December 1997 to January 1998, Mr. Ferrales performed human resource consulting work for Micron Electronics, Inc. Prior to that, he served as Vice President of Human Resources at Power Computing Corporation from March 1997 to November 1997. From June 1995 to February 1997, Mr. Ferrales served as Vice-President, Worldwide Human Resources, for Digital Equipment Corporation. From 1994 to June 1995, he was a principal in OMC Group, a human resources consulting firm. From January 1989 to June 1995, he served as Vice President of Human Resources at Dell Computer Corporation. He has over twenty-five years experience in human resources and organization development with several high technology companies, including more than ten years at Motorola, Inc.

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

William J. Jones became Chief Information Officer, Vice President of Operations in July 2003. A 20-year veteran in information technology, Mr. Jones brings a wealth of experience to his job overseeing the company’s information technology and data center operations. Prior to joining Interland, Mr. Jones was CIO of Tivoli Systems from May 2000 to January 2003, as well as director of Americas infrastructure services for the IBM Software Group. From October 1996 to October 1998, he served as director of operations in the IT group for ENTEX Information Services, a privately held computer systems reseller and services company. During his 14-year tenure at Electronic Data Systems (EDS) from June 1982 to October 1996, he held various technical and management positions with emphasis on information technology operations. Mr. Jones performed his undergraduate studies at Pennsylvania State University and completed the Cox School of Business Mid-Management Program at Southern Methodist University.

Tiffani D. Bova became the Vice President, Sales & Channel Programs at Interland in July 2003. Miss Bova joined Interland from Affinity Internet where she was the Vice President of Sales and Channel Programs, building Affinity’s channel presence and revenue growth. In 2002, Miss Bova was named one of twenty-five leading channel advocates heading up innovative channel program campaigns by CRN Magazine. Widely regarded as an expert in the technology reseller channel, this 13-year technical sales veteran has also held management positions with leading companies including Sprint, Inacom and Winstar.

Robert T. Slezak has served as a member on the board of directors since August 2001. He currently also serves as a Director on the boards of Matrix Bancorp, Inc., BAM! Entertainment, Inc. and Crown Financial Group, Inc. Mr. Slezak has worked as an independent management consultant since November 1999. From 1989 to November 1999, Mr. Slezak served as Chief Financial Officer of Ameritrade Holding Corporation, managing the accounting, finance, tax, mergers and acquisitions and regulatory reporting functions of this online brokerage firm.

John Patrick Crecine, PhD became a director of Interland in November 2003. Dr. Crecine is Chief Executive Officer of B.P.T., Inc., a private investor, and consultant. He was President of the Georgia Institute of Technology from 1987 to mid-1994. Previously he served as a Professor at the University of Michigan and founding Director of the Institute of Public Policy Studies from 1965 to 1975. He became Dean of the College of Humanities and Social Sciences at Carnegie Mellon University in 1976, a position he held until 1983 when he became the University’s Provost and Senior Vice President for Academic Affairs. He held that position until his Georgia Tech appointment. He is a member of the Board of the Georgia Department of Industry, Trade and Tourism. He also has been a Director of INTERMET Corporation, a company listed on the NASDAQ National Market, since 1993, and serves on the boards of two privately held companies.

Robert Lee has served as a member on the board of directors since April 1999. He is currently also a Director on the board of Netopia, a publicly held company, as well as several privately held firms. From 1995 to May 1998, Mr. Lee served as President of Business Communications Services for Pacific Bell. Mr. Lee also served as Executive Vice President, California Market Group, for Pacific Bell from 1993 to 1995.

John B. Balousek has served as a member of the board of directors since August 1999. He currently serves as a Director on the boards of two publicly held companies, Aptimus, Inc. and Central Garden & Pet Company, and several privately held firms. From 1998 to 1999, Mr. Balousek served as Executive Vice President and a founder of PhotoAlley.com, a San-Francisco-based start-up company providing electronic commerce services. He served as Chairman and CEO of True North Technologies, a digital and interactive services company of True North Communications, parent company of Foote Cone & Belding Communications, Inc., a global advertising and communications company, from March to July 1996. Mr. Balousek continued to serve as a Director of True North Communications until January 1997. From 1991 to February 1996, Mr. Balousek served as President, Chief Operating Officer and Director of Foote Cone & Belding Communications.

Edward Shapiro has served as a member of the board of Directors since January 2002. He is currently a partner with PAR Capital Management, Inc. He also has held the positions of vice president with Wellington Management Company LLC, and financial analyst with Morgan Stanley & Co. He serves as a Director on the boards of two privately held firms.

Audit Committee Composition

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). John B. Balousek, Robert Lee, and Robert T. Slezak are members of the audit committee. The Company’s Board of Directors has determined that all members of the Company’s Audit Committee are “independent” as defined in Rules 1400(a)(14) of the NASDAQ listing standards.

Audit Committee Financial Expert

      The Company’s Board of Directors has determined that in its judgment, Mr. Slezak qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). An audit committee financial expert is a person who has (1) an understanding of generally accepted accounting principles and financial statements; (2) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (3) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant’s financial statements, or experience actively supervising one or more persons engaged in such activities; (4) an understanding of internal controls and procedures for financial reporting; and (5) an understanding of audit committee functions

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers and persons who own beneficially more than 10% (collectively, the “Beneficial Owners”) of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission (the “SEC”). Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that the Beneficial Owners complied with all applicable Section 16(a) filing requirements during the fiscal year ended August 31, 2003, except (1) Donald Bulens filed late his Form 3 reporting no ownership of Company securities other than one stock option, and (2) David Buckel failed to file one Form 4 to report one exempt stock option granted immediately prior to his termination.

Item 11. Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Compensation of Executive Officers

      The following table sets forth the cash and non-cash compensation for each of the last three fiscal years for services rendered to the Company, its predecessors and its subsidiaries, awarded to or earned by any individual who served as Chief Executive Officer of the Company during fiscal 2003 and each of the other four most highly compensated executive officers of the Company who were serving as executive officers at the end of fiscal 2003 whose combined salary and bonus earned in fiscal 2003 exceeded $100,000 and two former executive officers who were no longer officers at fiscal year end but who would have been among the most highly compensated executive officers for the fiscal year (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

							Long-Term
							Compensation
		Annual Compensation					Awards

					Other		Securities		All
	Fiscal				Annual		Underlying		Other
Name and Principal Position	Year	Salary[1]	Bonus[2]		Compensation[3]		Options[4]		Compensation[5]

Joel J. Kocher	2003	382,391	—		194,920	[18]	35,000	[6]	—
Chairman, President and	2002	364,846	162,000		83,301	[7]	100,000	[8]	—
Chief Executive Officer	2001	495,597	—		—		142,870	[9]	—
Savino R. Ferrales	2003	244,792	91,047		48,366	[10]	17,500	[6]	—
Senior Vice President and	2002	264,000	164,025	[19]	57,745	[10]	23,000	[8]	270,000	[11]
Chief Resource Officer	2001	276,000	42,525		—		25,000	[12]	—
Allen L. Shulman	2003	251,750	84,966		—		27,500	[6]	1,926
Senior Vice President and	2002	166,538	77,289		—		25,000	[6]	—
Chief Financial Officer	2001	—	—		—		—		—
Tiffani D. Bova	2003	233,077	144,381		—		16,000	[6]	18,731	[20]
Vice President, Sales &	2002	9,808	—		—		13,000	[6]	25,000	[21]
Chanel Programs	2001	—	—		—		—		—
Donald Bulens	2003	166,667	61,875		285,000	[15]	35,000	[6]	—
Senior Vice President of	2002	—	—		—		—		—
Mainstream Marketing[14]	2001	—	—		—		—		—
David A. Buckel	2003	110,589	108,000		236,400		8,632		—
Former Senior Vice	2002	234,231	37,800		—		10,000	[8]	11,281
President & Chief	2001	132,286	—		—		25,286	[8]	28,012	[17]
Financial Officer[16]
Mark K. Alexander	2003	244,791	101,309		—		—		—
Former Senior Vice	2002	219,286	98,046		—		23,000	[8]	4,646
President of Sales	2001	17,318	—		—		16,000	[8]	—
& Marketing[13]

(1)	Includes compensation deferred by the employee under the Company’s qualified 401(k) retirement plans.

(2)	Includes amounts paid under the Company’s profit sharing plans and amounts awarded and paid under the Management and Executive Incentive Plan (the “Incentive Plan,” formerly the Micron Electronics, Inc. Executive Bonus Plan) for fiscal 2002 and earned and paid under the Incentive Plan for prior fiscal years.

(3)	Excludes certain perquisites and other amounts that in the aggregate did not exceed the lesser of $50,000 or 10% of the total annual salary and bonuses for the officer.

(4)	Adjusted for 1-for-10 reverse stock split effective August 2, 2003.

(5)	Except as otherwise noted, consists of matching contributions made by the Company under qualified 401(k) retirement plans.

(6)	Represents options to purchase shares of the Company’s common stock granted under the Company’s 2002 Stock Incentive Plan.

(7)	Represents amounts the Company paid for travel to and lodging near the Company’s headquarters, as Mr. Kocher does not reside in the Atlanta area.

(8)	Represents an option to purchase shares of the Company’s common stock granted under the Company’s 1995 Stock Option Plan.

(9)	Represents an option to purchase 25,000 shares of the Company’s common stock granted under the Company’s 1995 Stock Option Plan and an option originally granted to purchase shares of the common stock of HostPro, Inc., a wholly owned subsidiary of the Company, pursuant to the HostPro, Inc. 2000 Equity Incentive Plan I or the HostPro, Inc. 2000 Equity Incentive Plan II. The options granted under the HostPro plans were converted into options to purchase 117,870 shares of the Company’s common stock under the Company’s 2001 Equity Incentive Plan as of March 22, 2001.

(10)	Represents amounts the Company paid for travel to and lodging near the Company’s headquarters, as Mr. Ferrales does not reside in the Atlanta area.

(11)	Represents a retention bonus of $270,000 earned in fiscal 2002.

(12)	Represents an option to purchase 16,427 shares of the Company’s common stock granted under the Company’s 1995 Stock Option Plan and an option originally granted to purchase shares of the common stock of HostPro, Inc., a wholly owned subsidiary of the Company, pursuant to the HostPro, Inc. 2000 Equity Incentive Plan I or the HostPro, Inc. 2000 Equity Incentive Plan II. The options granted under the HostPro plans were converted into options to purchase 8,572 shares of the Company’s common stock under the Company’s 2001 Equity Incentive Plan as of March 22, 2001.

(13)	This individual’s employment with the Company terminated on December 10, 2002, after the Company’s August 31, 2002 fiscal year end.

(14)	This individual’s employment with the Company commenced on January 3, 2003, and he became an executive officer on January 23, 2003.

(15)	Bonus paid in connection with the Company’s acquisition of Trellix in January 2003.

(16)	This individual’s employment with the Company terminated on October 31, 2002, after the Company’s August 31, 2002 fiscal year end.

(17)	Represents payment of $28,012 by the Company for relocation costs, including, in certain instances, reimbursement for related taxes.

(18)	Represents the market value ($113,400) for a stock grant of 9,146 shares, plus amounts the Company paid for travel to and lodging near the Company’s headquarters, as Mr. Kocher does not reside in the Atlanta area

(19)	Includes a $121,500 bonus that was not paid until after the 2002 10K/A was prepared.

(20)	Includes $17,346 of relocation assistance.

(21)	Represents an initial employment bonus.

(22)	Represents severance payment.

OPTION GRANTS IN FISCAL 2003

      The following table provides information with respect to stock options granted in fiscal 2003 to each of the Named Executive Officers who received options. In accordance with the rules of the SEC, the table sets forth the hypothetical gains or “option spreads” that would exist for the options at the end of their respective terms based on assumed annual rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, on option exercises are dependent on the future performance of the Company’s common stock and overall market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.

						Potential Realizable
						Value at
						Assumed Annual Rates
						of Stock
						Price Appreciation for
	Individual Grants					Option Term

			Percent of
	Number of		Total
	Securities		Options	Exercise
	Underlying		Granted to	Price
	Options		Employees in	Per	Expiration
Name	Granted		Fiscal 2003 (4)	Share	Date	5%	10%

Joel J. Kocher	35,000	(2)	6.8%	$11.00	1/12/2013	$242,124	$613,591

Savino R. Ferrales	17,500	(2)	3.4%	$11.00	1/12/2013	$121,062	$306,795

Allen L. Shulman	17,500	(1)	3.4%	$11.00	1/12/2013	$121,062	$306,795
	10,000	(2)	1.9%	$17.50	10/17/2012	$106,912	$270,936

Donald Bulens	35,000	(3)	6.8%	$11.00	1/12/2013	$242,124	$613,591

Tiffani D. Bova	16,000	(2)	3.1%	$11.00	1/13/2013	$110,685	$280,499

David A. Buckel	8,632	(5)	1.7%	$31.90	10/31/2003	$173,173	$438,854

Mark K. Alexander	—		—	—	—	—	—

(1)	Represents options granted pursuant to the Company’s 2002 Equity Incentive Plan that vest over three years in increments of 33% per year. Options granted pursuant to the Company’s 2002 Equity Incentive Plan are granted as incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). ISOs are granted with an exercise price equal to 100% of the fair market value (as defined in the plan) of the Company’s common stock on the date of grant. NSOs granted and set forth in the above table were granted with an exercise price equal to 100% of the fair market value (as defined in the plan) of the Company’s common stock on the date of grant.

(2)	Represents options granted pursuant to the Company’s 2002 Equity Incentive Plan that vest over four years in increments of 25% per year.

(3)	Represents options granted pursuant to the Company’s 2002 Equity Incentive Plan that vest over four years in increments of 25% per year. This grant also contained accelerated vesting provisions in the event of certain performance measurements were achieved in fiscal 2003. Performance thresholds were not met, therefore, no vesting acceleration occurred.

(4)	Reflects percent of total options to purchase shares of the Company’s common stock granted to employees during fiscal 2003.

(5)	Represents ISO granted pursuant to the Company’s 2002 Equity Incentive Plan that was vested as of the date of grant and expired one year from the date of grant.

AGGREGATED OPTION EXERCISES IN FISCAL 2003 AND AUGUST 31, 2003 OPTION VALUES

      The following table provides information regarding Company stock option exercises in fiscal 2003 by the Named Executive Officers, and the value of such officers’ unexercised options at November 30, 2003:

			Number of Securities
			Underlying		Value of
			Unexercised		Unexercised In-The-Money
			Options at Fiscal		Options at Fiscal
			Year-End		Year-End
	Shares Acquired	Value	Exercisable (E) /		Exercisable (E) /
Name	on Exercise	Realized	Unexercisable (U)		Unexercisable (U)

Joel J. Kocher	—	—	274,528	(E)	$2,057	(E)
			126,416	(U)	0	(U)

Allen Shulman	—	—	10,395	(E)	$0	(E)
			42,104	(U)	0	(U)

Savino R. Ferrales	—	—	62,034	(E)	$282	(E)
			36,993	(U)	0	(U)

Tiffani D. Bova	—	—	3,250	(E)	$0	(E)
			25,750	(U)	0	(U)

Donald Bulens	—	—	0	(E)	$0	(E)
			35,000	(U)	0	(U)

David A. Buckel	—	—	0	(E)	$0	(E)
			0	(U)	0	(U)

Mark K. Alexander	—	—	0	(E)	$0	(E)
			0	(U)	0	(U)

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

      Additionally, all directors who are not employees of the Company or its subsidiaries or affiliates are to receive a formula Nonstatutory Stock Option (a “Formula Option”) of 1,000 shares of common stock upon appointment to the Board and such directors serving on the Board as of the date immediately following each annual meeting of the Company’s shareholders receive a Formula Option as of the date of the meeting for 1,000 shares of common stock. The Formula Options have an exercise price equal to the market value of a share of the Company’s common stock on the grant date, have a term of ten years and vest 25% on the first anniversary of the grant date and 2.0833% monthly thereafter. The Company reimburses directors for travel and lodging expenses, if any, incurred in connection with attendance at Board meetings or performance of director services.

Employment Arrangements

      The Company has entered into employment agreements (the “Executive Agreements”) with Joel. Kocher, the Company’s Chairman, President, and Chief Executive Officer; Savino Ferrales, its Senior Vice President and Chief Resource Officer; Allen Shulman, its Senior Vice President, Chief Financial Officer and General Counsel; Donald Bulens, its Senior Vice President for Mainstream Marketing; and Tiffani Bova, its Vice President of Sales and Channel Programs. In the case of Mr. Bulens, the Executive Agreement was entered into in connection with the Company’s acquisition of Trellix. The

Executive Agreements allow either the Company or the officer to terminate the officer’s active employment with the Company for any reason, voluntary or involuntary, with or without cause, by providing notice to that effect in writing.

      The Executive Agreements for Mr. Kocher and Mr. Ferrales provide for a “Transition Period” following termination, unless employment was terminated by the Company for cause or by the officer without good reason. During the Transition Period, the officer will continue to receive all benefits “customarily provided” to such officer while employed, including, but not limited to, salary, bonuses, executive bonuses, benefits and continued vesting of any granted stock options. “Customarily provided” refers to Company practices and plans with respect to the officer’s benefits and compensation in effect as of the date of termination of the officer’s active employment with the Company. Such terminated officers will not be entitled to any new grants of interest in future executive bonuses, any new grants of stock options, or payment of any compensation under an incentive program that is deferred, due to payment criteria of such incentive program, as those criteria existed as of the date of termination of the officer’s active employment with the Company, beyond the Transition Period. The Transition Period is one year for Mr. Kocher and six months for Mr. Ferrales. During any Transition Period, the executive would be subject to the following covenants: non- compete, non-solicitation of employees, noninterference or solicitation or diversion of business, and non-solicitation of customers and suppliers.

      The Executive Agreements for the other three executives provide for a Base Salary, and a lump sum severance payment of six months of Base Salary in the event of termination other than for cause, except in the case of Mr. Shulman, the severance is for twelve months instead of six months. Mr. Bulens’ Executive Agreement provides for an additional $3,000 severance payment. The annual Base Salary is set forth in an exhibit to each Executive Agreement as follows: $235,000 for Mr. Shulman, $250,000 for Mr. Bulens, and $170,000 for Ms. Bova. These three Executive Agreements also provide for additional performance based compensation, specified to be up to 45% of Base Salary in the case of Mr. Shulman and Mr. Bulens, and up to a total compensation target of $283,333 in the case of Ms. Bova. These three executives also entered into a separate Confidentiality and Non-Competition Agreement (“Non-Competition Agreement”). The Non-Competition Agreement provides for a term of 12 months after termination, except in the case of Mr. Bulens, the term is six months. Each Non-Competition Agreement prohibits competition with the Company and disclosure of confidential information by the executive. The Non-Competition Agreements for Mr. Shulman and Ms. Bova also prohibit solicitation of customers or employees by the executive.

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

      In connection with his resignation as Senior Vice President, Interland entered into an agreement with Mr. Alexander as of November 6, 2002. Under this agreement, Interland agreed to continue to pay Mr. Alexander his base salary through November 10, 2003, in return for his agreement to provide specified services. The agreement also provided for releases from him and the termination of all obligations by us under his former employment agreement. In addition, the agreement provides that Mr. Alexander’s options for common stock will continue to vest through November 10, 2002, and will be exercisable through March 10, 2002. We also agreed to continue certain health benefits and insurance coverage.

      In connection with his resignation as Senior Vice President and Chief Financial Officer, Interland entered into an agreement with Mr. Buckel as of October 20, 2002. Under this agreement, Interland agreed to continue to pay Mr. Buckel his base salary through October 19, 2003 and to grant Mr. Buckel an additional option to purchase 8,632 shares of common stock exercisable through October 31, 2003, in return for his agreement to provide specified services. The agreement also provided for releases from him and the termination of all obligations by us under his former employment agreement. In addition, the agreement provides that Mr. Buckel’s prior options for common stock would continue to vest through October 31, 2002, and would be exercisable through November 30, 2002. As of November 30, 2003, all of Mr. Buckel’s options have terminated.

Code of Ethics

      The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to our Chief Executive Officer, Chief Financial Officer and other financial officers. The Code of Ethics is filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth ownership information with respect to the common stock of the Company, as of November 30, 2003, with respect to (i) persons known by the Company to beneficially own more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each Named Executive Officer of the Company listed in the “Summary Compensation Table” above, and (iv) all current directors and executive officers of the Company as a group:

	Interland, Inc.
	Common Stock

		Percent
	Amount and Nature of	of
Name of Beneficial Owner	Beneficial Ownership(1)	Class

PAR Investment Partners, L.P. (2)	2,000,000	12.3%
Wellington Management Company, LLP (3)	1,315,590	8.1
Hartford Mutual Funds (4)	1,310,000	8.0
ICM Asset Management, Inc. (5)	1,510,660	9.3
Dominique Bellanger (6)	949,433	5.8
Steve Harter (6)	949,433	5.8
William B. Bunting (6)	949,433	5.8
Joel J. Kocher (7)	298,390	1.8
Robert T. Slezak (8)	87,454	*
Savino R. Ferrales (9)	72,176	*
Robert Lee (10)	29,274	*
Allen L. Shulman (11)	21,900	*
John B. Balousek (12)	23,100	*
Edward Shapiro (13)	3,000	*
John P. Crecine (14)	2,000	*
Donald Bulens (15)	8,750	*
Tiffani D. Bova (16)	9,884	*
David A. Buckel	0	*
Mark K. Alexander	2,257	*
All current directors and executive officers as a Group (11 persons) (17)	560,928	3.4%

*	Less than 1%

1.	Unless otherwise indicated below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. All holdings have been adjusted to reflect the 1-for-10 reverse stock split effective August 1, 2003.

2.	Information is based in part on Schedule 13G filed on February 12, 2002 by PAR Investment Partners, L.P. Represents 2,000,000 shares held by PAR Investment Partners, L.P. (“PAR Investment”), of which PAR Group, L.P. is a general partner. PAR Capital Management, Inc. provides investment management services for PAR Investment. Edward L. Shapiro, who has served as a member of the Board of Directors of Interland since March 2002, is a Vice President and shareholder of PAR Capital Management, Inc., and a limited partner of PAR Group, L.P. Does not include 3,000 shares subject to currently exercisable options owned by Mr. Shapiro. PAR Capital Management, Inc. is a reporting company under the Exchange Act. The principal officer for PAR Investment, PAR Group, L.P. and PAR Capital Management, Inc. is One Financial Center, Suite 1600, Boston, Massachusetts 02111.

3.	Information is based on Schedule 13G filed February 13, 2003 by Wellington Management Company, LLP, which acts as investment advisor with respect to the shares and holds shared voting and shared dispositive power with respect to the shares. According to that Schedule 13G, Hartford Capital Appreciation HLS Fund, Inc. has the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of more than five percent of the shares reported by Wellington Management. The 1,310,00 shares beneficially owned by Hartford Mutual Funds, Inc. reported in the above table are a component of Wellington Management Company, LLP’s 1,315,590 also reported in the above table. Edward Shapiro is a director of Interland and was a Vice President with Wellington Management. Wellington Management is a registered investment company under the Investment Company Act of 1940. The principal office of Wellington Management is 75 State Street, Boston, Massachusetts 02109.

4.	Information is based on Schedule 13G filed on February 7, 2003 by The Hartford Mutual Funds, Inc. which is a registered investment company under the Investment Company Act of 1940. According to the Schedule 13G, the Hartford Mutual Funds, Inc. has shared voting power and shared dispositive power with respect to 1,310,000 shares and sole voting power and sole dispositive power with respect to no shares. The principal business office of The Hartford Mutual Funds, Inc. to 200 Hopmeadow Street, Simsbury, Connecticut 06089.

5.	Information is based in part on Schedule 13G filed on January 31, 2003 by ICM Asset Management, Inc. (“ICM”), which specified the holdings of ICM, a registered investment advisor. The principal office for ICM is W. 601 Main Avenue, Suite 600, Spokane, Washington 99201-0613. The Schedule 13G reports 1,126,350 shares having shared dispositive power, 600,990 shares having shared voting power, and no share with sole dispositive power or sole voting power (as adjusted for the 1-for-10 reverse stock split). According to ICM’s Schedule 13F for the quarter ended September 30, 2003, ICM’s holdings had increased to 1,510,660 shares.

6.	Information is based on Schedule 13G filed on June 23, 2003. The principal business office of Dominique Bellanger is BNP Private Equity, 32 Blvd Haussmann, 75009 Paris, France. The principal business office of Steven Harter is Three Riverway, Suite 1430, Houston, Texas 77056. The principal business office of William B. Bunting is One Montgomery Street, 37th Floor, San Francisco, CA 94104. Dominique Bellanger may be deemed to be the beneficial owner of 949,433 shares of the Common Stock. Steve Harter may be deemed to be the beneficial owner of 949,433 shares of the Common Stock. William B. Bunting may be deemed to be the beneficial owner of 949,433 shares of the Common Stock. In connection with the transactions contemplated by that certain Agreement and Plan of Merger, dated as of December 19, 2002 (the “Hostcentric Merger Agreement”), by and among the Company, Bobcat Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Company, Hostcentric, Inc., a Delaware corporation, and William B. Bunting, Steve Harter and Dominique Bellanger, as the Stockholders’ Representatives, 949,433 shares of Common Stock were deposited into escrow (the “Escrow Account”) on the closing date in accordance with that certain Escrow Agreement, dated as of June 13, 2003, by and among the Company, William B. Bunting, Steve Harter and Dominique Bellanger, as the Stockholders’ Representatives, and SunTrust Bank, as the Escrow Agent, as security for the indemnification obligations described in the Hostcentric Merger Agreement. The Stockholders’ Representatives, acting by majority vote, are exclusively authorized after the closing date to take such action as the Stockholders’ Representatives, acting in their sole discretion, deem necessary, appropriate or convenient to perform the actions contemplated by the Hostcentric Merger Agreement and any other action reasonably related thereto. Reference is hereby made to the Hostcentric Merger Agreement which has previously been filed by Interland, Inc. as Annex A to the Form S-4/A (Reg. No. 333-104612) filed on May 20, 2003 and the Hostcentric Merger Agreement is incorporated herein by reference.

7.	Includes 269,245 shares subject to options held by Mr. Kocher that are exercisable within 60 days of November 30, 2003.

8.	Includes 84,850 shares beneficially owned by Mr. Slezak and 2,604 shares subject to options held by Mr. Slezak that are exercisable within 60 days of November 30, 2003.

9.	Represents 72,176 shares subject to options held by Mr. Ferrales that are exercisable within 60 days of November 30, 2003.

10.	Includes 21,600 shares beneficially owned by Mr. Lee as well as 7,674 shares subject to options held by Mr. Lee that are exercisable within 60 days of November 30, 2003.

11.	Represents 21,900 shares subject to options held by Mr. Shulman that are exercisable within 60 days of November 30 2003.

12.	Includes 1,200 shares owned by Mr. Balousek, 10,000 shares held by a partnership controlled by Mr. Balousek, and 11,900 shares subject to options held by Mr. Balousek that are exercisable within 60 days of November 30, 2003.

13.	Represents 3,000 shares subject to options held by Mr. Shapiro that are exercisable within 60 days of November 30 2003.

14.	Represents 2,000 shares subject to options held by Dr. Crecine that are exercisable within 60 days of November 30, 2003.

15.	Includes 8,750 shares subject to options held by Mr. Bulens that are exercisable within 60 days of November 30 2003.

16.	Includes 9,844 shares subject to options held by Ms. Bova that are exercisable within 60 days of November 30 2003.

17.	Includes 414,133 shares subject to options held by all current directors and executive officers as a group (11 persons) that are exercisable within 60 days of November 30, 2003 and 146,795 shares beneficially owned by all current directors and officers as a group.

Item 13. Certain Relationships and Related Transactions

      During the second quarter of the Company’s fiscal year ending August 31, 2002, the Micron Technology Foundation, which beneficially owned approximately 43% of the Company’s common stock, sold all of its shares of the Company’s common stock to the Company and third parties. In connection with such transaction, the Company repurchased and retired approximately 580,000 shares of Company common stock formerly owned by the Foundation at an aggregate cost of $7.3 million. The third-party purchasers included Robert T. Slezak, a member of the Company’s board of directors, who purchased 80,000 shares; Joel J. Kocher, then the Company’s Chairman and Chief Executive Officer, who purchased 20,000 shares; Robert C. Lee, a member of the Company’s board of directors, who purchased 20,000 shares; and John B. Balousek, a member of the Company’s board of directors, who purchased 10,000 shares. All the purchasers agreed to certain contractual limitations on resale, the last of which expired on December 31, 2002.

      On January 3, 2003, Interland acquired by merger Trellix Corporation, a privately held developer of software-based Web site solutions. Donald Bulens was the President, CEO and a stockholder of Trellix prior to the acquisition. Initially, the estimated aggregate purchase price was approximately $12.2 million, however, based on Trellix’s financial position on the date of close and a contractual working capital adjustment contained in the merger agreement, the actual aggregate purchase price was approximately $11.6 million consisting of $3.2 million in cash, 300,000 shares of Interland stock, and 600,000 warrants to purchase shares of Interland stock at a price of $50.00 per warrant. In connection with the acquisition, Mr. Bulens received a $285,000 bonus and entered into the employment agreement described above at “Employment Arrangements”. In addition upon the closing of the merger with Trellix, Mr. Bulens was appointed to serve as Stockholder Representative and as representative and attorney-in-fact and agent to act in the name, place and stead of each of the former Trellix stockholders including, without limitation, to act, to give and receive notices and communications on behalf of the Participating Stockholders, and to administer the indemnification obligations of those stockholder, and to take all actions necessary or appropriate in the judgment of the Stockholder Representative for the accomplishment of the foregoing. The Company currently has a dispute with the former Trellix stockholders, and Mr. Bulens as the Stockholder Representative, regarding additional payments and indemnification obligations under the Trellix acquisition agreements.

Item 14. Principal Accounting Fees and Services.

Fees Paid to Independent Public Accountants in Fiscal 2002 and 2003

      During fiscal 2002 and 2003, the Company incurred the following fees for services performed by PricewaterhouseCoopers LLP:

	Fiscal 2003	Fiscal 2002

Audit Fees	$580,477	$587,839
Audit Related Fees	78,460	87,091
Tax Fees[1]	0	112,136
All Other Fees[2]	578,520	622,642

(1)	Tax fees for 2002 consist of tax consulting services.

(2)	Other services included in (i) fiscal 2003, consulting on billing systems ($543,308) and litigation support ($35,212), and (ii) fiscal 2002, consulting on billing systems ($125,000), consulting on customer care strategy ($390,000) and consulting on business processes ($107,642).

All of the services described above were approved by the Company’s audit committee. The audit committee has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence.

All services performed by the independent accountants are approved by the Audit Committee of the Board of Directors prior to performance. The Chairman of the Audit Committee has been delegated the authority by the Committee to pre-approve the engagement of the independent accountants when the entire Committee is unable to do so. The Chairman must report all such pre-approvals to the entire Audit Committee at the next committee meeting.

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

Consolidated Statements of Operations for the Fiscal Years Ended August 31, 2003, 2002, and 2001

Consolidated Balance Sheets as of August 31, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended August 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows for the Fiscal Years Ended August 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

Quarterly Financial Information (Unaudited)

Report of Independent Accountants

2.	Financial Statement Schedule.

II — Valuation and Qualifying Accounts

      All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the Schedules, or because the information required is included in the financial statements and notes thereto.

      3. The following documents are filed as exhibits to this Annual Report on Form 10-K:

						FILED
						PREVIOUSLY
						ON FORM	FILED
		INCORPORATED BY REFERENCE				10-K	HEREWITH

Exhibit	Description	Form	Date	Number	Registrant*

2.01	Agreement of Merger, dated as of October 10, 1994, as amended by the first amendment thereto, dated as of December 13, 1994, by and among ZEOS, MCI and MCMS	S-4	3/13/95	2.1	INLD

2.02	Articles of Merger, dated April 7, 1995, by and among ZEOS, MCI and MCMS	8-K	4/07/95	2.2	INLD

2.03	Purchase Agreement, dated March 22, 2001, by and among MEI California, Inc., the Registrant and MICRON Technology Inc.	8-K	4/10/01	2.01	INLD

2.04	Agreement and Plan of Merger dated March 22, 2001, by and among the Registrant, Imagine Acquisition	8-K	4/10/01	2.01	INLD

								FILED
								PREVIOUSLY
								ON FORM	FILED
			INCORPORATED BY REFERENCE					10-K	HEREWITH

Exhibit		Description	Form	Date	Number		Registrant*

		Corporation and Interland, Inc., a Georgia corporation (“Interland-Georgia”)

2.05		Membership Interest Purchase Agreement, dated as of April 30, 2001, by and between the Registrant and GTG PC Holdings, LLC	10-Q	5/31/01	2.01		INLD

2.06		First Amendment to Membership Interest Purchase Agreement and Form of Contribution Agreement, dated as of May 31, 2001, by and between the Registrant and GTG PC Holdings, LLC	10-Q	5/31/01	2.02		INLD

2.07	(1)	Agreement and Plan of Merger dated as of May 3, 2002, by and between Dialtone Inc., Jaguarcub Acquisition Corporation, Dialtone Stockholders’ Representative	10-Q	5/31/02	2.07		INLD

2.08(a	)(1)	Agreement and Plan of Merger dated as of August 30, 2002 by and among Interland, Inc., Panthercub Acquisition Corporation, iNNERHOST, Inc., Spire Capital Partners, L.P., Spire Investment L.L.C., Waller-Sutton Media Partners, L.P. and the other stockholders of iNNERHOST, Inc.	S-3/A	9/24/02	2.08		INLD

2.08	(b)	Amendment dated as of October 10, 2002 to Agreement and Plan of Merger by and among Interland, Inc., iNNERHOST, Inc. and the stockholders of iNNERHOST, Inc.	10-K	8/31/02	2.08	(b)	INLD

2.09	(1)	Agreement and Plan of Merger dated as of December 19, 2002 by and among Interland, Inc., Bobcat Acquisition Corporation, Hostcentric, Inc. and William Bunting, Steve Harter, and Dominique Bellanger as Stockholders Representatives	8-K	12/20/02	2.1		INLD

2.10	(1)	Merger Agreement and Plan of Reorganization among Trellix Corporation, Interland, Inc. and Cheetah Acquisition Corporation	S-3	1/22/03	2.10		INLD

3.01		Unofficial Restated Articles of Incorporation of Registrant (as amended through April 24, 2002)	10-Q	5/31/02	3.01		INLD

								FILED
								PREVIOUSLY
								ON FORM	FILED
			INCORPORATED BY REFERENCE					10-K	HEREWITH

Exhibit		Description	Form	Date	Number		Registrant*

3.01	(b)	Articles of Amendment to Articles of Incorporation of Registrant	10-K	11/26/03	3.01	(b)	INLD	X

3.02		Unofficial Restated Bylaws of the Registrant (as amended through April 24, 2002)	10-Q	5/31/02	3.02		INLD

4.01		Form of Stock Certificate of the Registrant	10-K	8/31/01	3.04		INLD

4.03		August 30, 2002 Registration Rights Agreement by and among Interland, Inc., Spire Capital Partners, L.P., Spire Investment, L.L.C., and Waller-Sutton Media Partners, L.P.	S-3	9/24/02	4.03		INLD

4.04		August 30, 2002 Stock Restriction Agreement by and among Spire Capital Partners, L.P., Spire Investment, L.L.C., and Waller-Sutton Media Partners, L.P.	2-3	9/24/02	4.04		INLD

4.05		March 28, 2002 Amendment to Stock Rights Agreement by and among Interland, Inc., Bryan Heitman and Gabriel Murphy	10-Q	5/31/02	10.112		INLD

4.06		July 11, 2002 Amendment to Stock Rights Agreement by and among Interland, Inc., Bryan Heitman and Gabriel Murphy	S-3/A	9/24/02	4.06		INLD

4.07		December 31, 2002 Amendment to Stock Rights Agreement by and among Interland, Inc., Bryan Heitman and Gabriel Murphy	S-3/A	3/17/03	4.07		INLD

4.08		Form of Warrant	S-3	1/22/03	4.07		INLD

10.35(a)+		Micron Electronics 1995 Stock Option Plan, as amended through August 29, 2001	S-8	1/14/00	4.1		INLD

10.35(b)+		Form of Notice of Grant for Micron Electronics 1995 Stock Option Plan	10-K	8/31/01	10.35	(b)	INLD

10.35(c)+		Interland 1995 Stock Option Plan, as amended August 30, 2001	10-K	8/31/01	10.35	(c)	INLD

10.35(d)+		Form of Notice of Grant for Interland 1995 Stock Option Plan	10-K	8/31/01	10.35	(d)	INLD

						FILED
						PREVIOUSLY
						ON FORM	FILED
		INCORPORATED BY REFERENCE				10-K	HEREWITH

Exhibit	Description	Form	Date	Number	Registrant*

10.36(a)+	Micron Electronics 1995 Employee Stock Purchase Plan, as amended through August 5, 2001	10-Q	6/1/95	10.36	INLD

10.36(b)+	Interland 1995 Employee Stock Purchase Plan, as amended August 6, 2001	10-K	8/31/01	10.36	INLD

10.36(c)+	Interland, Inc. 2002 Equity Incentive Plan	S-8	10/3/03	4.1	INLD

10.38+	Form of Indemnification Agreement between the Registrant and its officers and directors	10-K	8/31/95	10.38	INLD

10.39+	Form of Six-Month Termination Agreements for certain officers of the Registrant	10-K	8/31/95	10.39	INLD

10.42	Amended and Restated Component Recovery Agreement, dated effective September 2, 1999, between the Registrant and MTI	8-K	9/10.99	10.42	INLD

10.44+	Form of Twelve-Month Termination Agreements for certain officers of the Registrant	10-K	8/28/97	10.44	INLD

10.45+	Form of Two-Year Termination Agreements for certain officers of the Registrant	10-K	8/28/97	10.45	INLD

10.47+	Form of Employment and Non-compete Agreement, with 12-month termination provision, for certain officers of the Registrant	10-Q	2/26/98	10.47	INLD

10.48+	Form of Employment and Non-compete Agreement, with 6-month termination provision, for certain officers of the Registrant	10-Q	2/26/98	10.48	INLD

10.52+	Employment Offer, dated January 10, 1998, to Joel J. Kocher	10-Q	2/26/98	10.52	INLD

10.56+	Form of Employment, Severance and Non-compete Agreement for Certain Officers of the Registrant	10-K	9/3/98	10.56	INLD

10.58+	The Registrant’s Executive Incentive Plan, as amended	10-Q	12/2/99	10.58	INLD

							FILED
							PREVIOUSLY
							ON FORM	FILED
		INCORPORATED BY REFERENCE					10-K	HEREWITH

Exhibit	Description	Form	Date	Number		Registrant*

10.65	Executive Sales Representative Agreement effective September 2, 1999, between the Registrant and Micron Semiconductor Products, Inc.	8-K	9/10/99	10.65		INLD

10.68+	Amended Non Qualified Stock Option Agreement, dated April 6, 2000	10-Q	6/1/00	10.68		INLD

10.69+	Amended Non Qualified Stock Option Agreement, dated April 6, 2000	10-Q	6/1/00	10.69		INLD

10.70(a)+	HostPro, Inc. 2000 Equity Incentive Plan I	10-K	8/31/00	10.70		INLD

10.70(b)+	HostPro, Inc. 2000 Equity Incentive Plan II	10-K	8/31/00	10.71		INLD

10.70(c)+	Form of Notice of Grant for HostPro, Inc. 2000 Equity Incentive Plans	10-K	8/31/00	10.72		INLD

10.70(d)+	Form of Notice of Grant for HostPro, Inc. 2000 Equity Incentive Plans	10-K	8/31/00	10.73		INLD

10.70(e)+	Micron Electronics 2001 Equity Incentive Plan, as amended as of March 22, 2001	10-Q	5/31/01	10.89		INLD

10.70(f)+	Interland 2001 Equity Incentive Plan, as amended August 6, 2001	10-K	8/31/01	10.70	(f)	INLD

10.70(g)+	Form of Notice of Grant for Interland 2001 Equity Incentive Plan	10-K	8/31/01	10.70	(g)	INLD

10.76	Amendment Number 1 to Amended and Restated Component Recovery Agreement, dated November 16, 2000, between the Registrant and MTI	10-Q	11/30/00	10.76		INLD

10.77	Commercial Lease, dated March 22, 2001, between MTI and the Registrant	8-K	4/10/01	99.01		INLD

10.78	Commercial Sublease, dated March 22, 2001, between MTI and the Registrant	8-K	4/10/01	99.02		INLD

						FILED
						PREVIOUSLY
						ON FORM	FILED
		INCORPORATED BY REFERENCE				10-K	HEREWITH

Exhibit	Description	Form	Date	Number	Registrant*

10.79+	The Registrant’s Severance Plan for Employees — 2001 Amendment and Restatement	10-Q	3/1/01	10.79	INLD

10.80+	The Registrant’s Change in Control Severance Plan	10-Q	3/1/01	10.80	INLD

10.81+	HostPro, Inc. 2000 Incentive Plan II — Notice of Grant to Joel Kocher	10-Q	3/1/01	10.81	INLD

10.82+	Retention Agreement between the Registrant and Mike Adkins, dated as of December 1, 2000	10-Q	3/1/01	10.82	INLD

10.83+	Retention Agreement between the Registrant and Steve Arnold, dated as of December 1, 2000	10-Q	3/1/01	10.83	INLD

10.84+	Retention Agreement between the Registrant and Sid Ferrales, dated as of December 1, 2000	10-Q	3/1/01	10.84	INLD

10.85+	Retention Agreement between the Registrant and Lyle Jordan, dated as of December 1, 2000	10-Q	3/1/01	10.85	INLD

10.86+	Retention Agreement between the Registrant and Jim Stewart, dated as of December 1, 2000	10-Q	3/1/01	10.86	INLD

10.87+	Amended Retention Agreement between the Registrant and Steve Arnold, dated as of April 7, 2001	10-Q	5/31/01	10.87	INLD

10.88+	Retention Agreement between the Registrant and Jeff Moeser, dated as of February 23, 2001	8-K	5/31/01	10.88	INLD

10.89	MTI Shareholder Agreement dated as of March 22, 2001 between the Registrant and MTI	10-Q	4/10/01	2.01	INLD

10.91	Operating lease for property located at 3250 Wilshire Blvd., Los Angeles, California, dated as of March 16, 1998	10-Q	5/31/01	10.90	INLD

10.92	Operating lease for property located at 3250 Wilshire Blvd., Los Angeles, California, dated as of March 19, 1999	10-Q	5/3/01	10.91	INLD

								FILED
								PREVIOUSLY
								ON FORM	FILED
			INCORPORATED BY REFERENCE					10-K	HEREWITH

Exhibit		Description	Form	Date	Number		Registrant*

10.93		Operating lease for property located at 1450 Eagle Flight Way, Boise, Idaho, dated as of January 7, 2000	10-Q	5/31/01	10.92		INLD

10.94		Operating lease for property located at 3326 160th Avenue SE, Bellevue, Washington, dated as of December 16, 1999	10-Q	5/31/01	10.93		INLD

10.95(a)+		Employment Agreement dated December 2, 1999 between the Company and Ken Gavranovic, as amended	S-1/A	6/26/00	10.6		INLD

10.95(b)+		Employment Agreement Assumption and Amendment dated March 22, 2001 between the Registrant and Ken Gavranovic, as amended	10-K	8/31/01	10.95	(b)	INLD

10.96(a)+		Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(a)	INLD

10.96(b)+		First Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(b)	INLD

10.96(c)+		Second Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(c)	INLD

10.96(d)+		Third Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(d)	INLD

10.96(e)+		Fourth Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(e)	INLD

10.97+		Promissory Note of Ken Gavranovic in favor of Interland-Georgia dated December 10, 1998	S-1/A	5/18/00	10.15		ILND

10.98+		Promissory Note of Ken Gavranovic in favor of Interland-Georgia dated May 14, 1999	S-1/A	5/18/00	10.17		ILND

10.99+		Stock Pledge Agreement between Interland-Georgia and Ken Gavranovic dated May 14, 1999	S-1/A	5/18/00	10.19		ILND

10.100	(a)	Agreement of Lease between Interland-Georgia and 34 Peachtree Associates, L.P. dated November 19, 1997	S-1/A	5/18/00	10.21	(a)	ILND

								FILED
								PREVIOUSLY
								ON FORM	FILED
			INCORPORATED BY REFERENCE					10-K	HEREWITH

Exhibit		Description	Form	Date	Number		Registrant*

10.100	(b)	First Amendment to Agreement of Lease between Interland-Georgia and TCB #4, L.L.C. (f/k/a 34 Peachtree Associates, L.P.) dated July 6, 1998	S-1/A	5/18/00	10.21	(b)	ILND

10.100	(c)	Second Amendment to Agreement of Lease between Interland-Georgia and TCB #4, L.L.C. (f/k/a 34 Peachtree Associates, L.P.) dated September 15, 1999	S-1/A	5/18/00	10.21	(c)	ILND

10.101	(a)	Amended and Restated Lease	S-1/A	5/18/00	10.22	(a)	ILND
		Agreement between Interland-Georgia and 101 Marietta Street Associated dated September 29, 1999

10.101	(b)	First Amendment to Amended and Restated Lease Agreement between Interland-Georgia and 101 Marietta Street Associates dated November 23, 1999	S-1/A	5/18/00	10.22	(b)	ILND

10.102+		Employment Agreement dated April 1, 2000 between Interland-Georgia and Mark K. Alexander	S-1/A	5/18/00	10.23		ILND

10.103+		Employment Agreement dated February 15, 2000 between Interland-Georgia and Robert Malally	S-1/A	6/9/00	10.24		ILND

10.104	(a)	SunTrust Plaza Garden Offices Lease Agreement by and between SunTrust Plaza Associates, LLC and Interland-Georgia dated May 15, 2000	10-K	8/31/01	10.104	(a)	INLD

10.104	(b)	First Amendment to Lease Agreement by and between SunTrust Plaza Associates, LLC and Interland-Georgia dated September 27, 2000	10-K	8/31/01	10.104	(b)	INLD

10.105		Amended and Restated Registration Rights Agreement between the Registrant, MTI and certain shareholders of Interland named therein dated August 6, 2001	10-K	8/3/10	110.105		INLD

10.106		Stock Purchase Agreement between MTI and Micron Semiconductor Products, Inc. dated as of August 30, 2001	10-K	8/31/01	10.106		INLD

10.107		Donation Agreement between Micron Semiconductor Products, Inc. and the Micron Technology Foundation, Inc. dated as of August 30, 2001	10-K	8/31/01	10.107		INLD

								FILED
								PREVIOUSLY
								ON FORM	FILED
			INCORPORATED BY REFERENCE					10-K	HEREWITH

Exhibit		Description	Form	Date	Number		Registrant*

10.108(a)+		Employment Agreement between the Registrant and Allen Shulman dated November 1, 2001	10-K	8/31/02	10.108	(a)	INLD

10.108(b)+		Amendment to Employment Agreement between the Registrant and Allen Shulman dated as of September 10, 2002.	10-K	8/31/02	10.108	(b)	INLD

10.109		February 8, 2002 Investor Rights Agreement by and among Interland, Inc., PAR Investment Partners, L.P., Hartford Capital Appreciation Fund, and certain other stockholders	10-Q	2/28/02	10.109		INLD

10.110	(1)	Agreement and Plan of Merger dated as of February 8, 2002, by and between CommuniTech.Net, Inc., Montana Acquisition Company, Inc., Interland, Inc., Gabriel Murphy, and Bryan Heitman	10-Q	2/28/02	10.110		INLD

10.111		Stock Repurchase Agreement dated as of November 12, 2001 by and between Ken Gavanovic and Interland, Inc.	10-Q	5/31/02	10.111		INLD

10.112		Amendment to Stock Rights Agreement dated as of March 28, 2002 by and among	10-Q	5/31/02	10.112		INLD

10.113		Promissory Note in the principal amount of $5,370,006 dated July 20, 2001 in favor of U.S. Bank National Association	10-K	8/31/02	10.113		INLD

10.114		Credit Agreement dated July 20, 2001 between Micron Electronics, Inc. and HostPro, Inc., as Borrowers, and U.S. Bank National Association, as Lender	10-K	8/31/02	10.114		INLD

10.115	(2)	Microsoft Services Provider License Agreement dated as of January 15, 2002	10-K	8/31/02	10.115		INLD

10.116		Escrow Agreement dated as of June 13, 2003, by and among Interland, Inc., William B. Bunting, Steve Harter, and Dominique Bellanger, and SunTrust Bank, a Georgia banking corporation (the “Escrow Agent”)	10-Q	5/31/03	10.1		INLD

FILED
PREVIOUSLY
						ON FORM	FILED
		INCORPORATED BY REFERENCE				10-K	HEREWITH

Exhibit	Description	Form	Date	Number	Registrant*

10.117	Employment Agreement dated as of January 3, 2003 by and between Interland, Inc. and Don Bulens						X

10.118	Employment Agreement dated as of January 13, 2003 by and between Interland and William Jones						X

10.119	Employment Agreement dated as of August 5, 2002 by and between Interland and Tiffani D. Bova						X

10.120+	Interland, Inc. 2002 Equity Incentive Plan	S-8	10/03/03	4.01	INLD

14.00	Code of Ethics	10-K	11/26/03	14.00	INLD	X

21.01	Subsidiaries of the Registrant						X

23.01	Consent of Independent Accountants	10-K	11/26/03	23.01	INLD	X

24.01	Power of Attorney	10-K	11/26/03	24.01	INLD	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer under Section 906 of the						X

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer under Section 906 of the						X

*	INLD indicates the exhibit is incorporated by reference to the Registrant’s prior filings with the SEC. ILND indicates the exhibit is incorporated by reference to Interland-Georgia’s prior filings with the SEC,

+	Management contract or compensatory arrangement or plan.

(1)	Schedules and exhibits have been omitted from the exhibit. A list of omitted schedules and exhibits is set forth immediately following the table of contents of the exhibit. Copies will be provided to the Commission upon request.

(2)	The Company has requested confidential treatment for portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K

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

INTERLAND, INC.

Date: December 29, 2003	/s/ Allen L. Shulman

By: Allen L. Shulman Senior Vice President, General Counsel and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Joel J. Kocher Joel J. Kocher	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	December 29, 2003

/s/Allen L. Shulman Allen L. Shulman	Senior Vice President, Chief Financial Officer and General Counsel (principal financial officer)	December 29, 2003

/s/Gonzalo Troncoso Gonzalo Troncoso	Area Vice President and Controller (principal accounting officer)	December 29, 2003

* John B. Balousek	Director	December 29, 2003

* Dr. John Patrick Crecine	Director	December 29, 2003

* Robert Lee	Director	December 29, 2003

* Edward L. Shapiro	Director	December 29, 2003

* Robert T. Slezak	Director	December 29, 2003

By: /s/ Allen L. Shulman Allen L. Shulman Attorney-in-Fact