Form 10-Q
period 2003-11-30
INTERLAND INC /MN/
filed 2004-01-14
CIK 854460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2003
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

The number of outstanding shares of the registrant’s Common Stock on December 31, 2003 was 16,360,954.

PART I. Financial Information

Item 1. Financial Statements

Interland, Inc.

Consolidated Statements Of Operations
(In thousands except per share amounts)
(Unaudited)

	For the three months ended

	November 30,	November 30,
	2003	2002

Revenues	$26,687	$27,283
Operating costs and expenses:
Network operating costs, exclusive of depreciation shown below	7,099	9,340
Sales and marketing, exclusive of depreciation shown below	5,206	4,839
Technical support, exclusive of depreciation shown below	4,805	3,745
General and administrative, exclusive of depreciation shown below	8,123	9,804
Bad debt expense	1,131	2,046
Depreciation and amortization	8,182	12,180
Restructuring costs	—	(235)
Merger and integration costs	—	94
Other expense (income), net	(26)	51

Total operating costs and expenses	34,520	41,864

Operating loss	(7,833)	(14,581)
Interest income (expense), net	(138)	201

Loss from continuing operations before taxes	(7,971)	(14,380)
Income tax benefit (expense)	—	—
Net loss from continuing operations	(7,971)	(14,380)
Loss from discontinued operations, net of tax	(582)	(34)

Net loss	$(8,553)	$(14,414)

Net loss per share, basic and diluted:
Continuing operations	$(0.49)	$(1.03)
Discontinued operations	(0.04)	(0.00)

	$(0.53)	$(1.03)

Number of shares used in per share calculation:
Basic and diluted	16,163	14,003

The accompanying notes are an integral part of these consolidated financial statements.

Interland, Inc.

Consolidated Balance Sheets

(In thousands)
(Unaudited)

	As of

	November 30,	August 31,
	2003	2003

Assets
Cash and cash equivalents	$37,574	$35,255
Short term investments	6,500	16,300
Receivables, net	4,627	5,160
Income taxes recoverable	612	612
Other current assets	2,875	3,210
Restricted investments	362	362

Total current assets	52,550	60,899
Restricted investments	16,970	18,264
Property plant and equipment, net	32,311	35,935
Goodwill	66,669	66,646
Intangibles, net	22,709	24,791
Other assets	478	507

Total assets	$191,687	$207,042

Liabilities and shareholders’ equity
Accounts payable	$1,536	$1,488
Accrued expenses	22,621	23,655
Current portion of long-term debt and capital lease obligations	8,190	10,845
Deferred revenue	9,749	10,991

Total current liabilities	42,096	46,979
Long-term debt and capital lease obligations	812	1,654
Deferred revenue, long-term	340	354
Other liabilities	4,161	5,397

Total liabilities	47,409	54,384

Commitments and contingencies
Shareholders’ equity
Common stock, $.01 par value, authorized 21 million shares, issued and outstanding 16.3 and 16.3 million shares, respectively	164	164
Additional capital	322,523	322,523
Warrants	4,990	4,990
Deferred compensation	(873)	(1,046)
Note receivable from shareholder	(2,735)	(2,735)
Accumulated deficit	(179,791)	(171,238)

Total shareholders’ equity	144,278	152,658

Total liabilities and shareholders’ equity	$191,687	$207,042

The accompanying notes are an integral part of these consolidated financial statements.

Interland, Inc.

Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	For the three months ended

	November 30,	November 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,553)	$(14,414)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Loss from discontinued operations	582	34
Depreciation and amortization	8,182	12,180
Bad debt expense	1,131	2,046
Gain on sale of assets	(22)	—
Other non-cash adjustments	173	240
Changes in operating assets and liabilities net of effect of acquisitions:
Receivables, net	(598)	(2,690)
Other current and non current assets	364	339
Accounts payable, accrued expenses, other liabilities and deferred revenue	(3,459)	(2,762)

Cash used in operating activities of continuing operations	(2,200)	(5,027)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant, and equipment	(2,453)	(1,943)
Purchases of held-to-maturity investment securities	(1,500)	(12,308)
Proceeds from held-to-maturity investment securities	11,300	27,400
Net change in restricted investments	1,293	4,837
Acquisitions, net of cash acquired	(23)	(605)

Cash provided by investing activities of continuing operations	8,617	17,381

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt and capital lease obligations	(3,497)	(4,870)
Proceeds from issuance of common stock	—	8
Other	—	(17)

Cash used in financing activities of continuing operations	(3,497)	(4,879)

Net cash provided by continuing operations	2,920	7,475
Net cash used in discontinued operations	(601)	(932)

Net increases in cash and cash equivalents	2,319	6,543
Cash and cash equivalents at beginning of period	35,255	62,693

Cash and cash equivalents at end of period	$37,574	$69,236

The accompanying notes are an integral part of these consolidated financial statements.

Interland, Inc.

Notes To Consolidated Financial Statements

1. General

Business — Interland, Inc. (known as Micron Electronics, Inc. prior to August 6, 2001), together with its subsidiaries (collectively the “Company”), is a leading Web hosting and online services Company dedicated to helping small-and-medium-sized businesses (“SMB”) achieve success by providing the knowledge, services and tools to build, manage and promote businesses online. Interland offers a wide selection of online services, including standardized Web hosting, e-commerce, application hosting, Web site development and marketing and optimization tools. Historically, the Company provided a variety of computer products and related services through its PC Systems, SpecTek, and Web hosting business segments. The Company disposed of its PC Systems and SpecTek business segments during the third quarter of fiscal 2001. The Company’s Web hosting business remains as the Company’s sole continuing operation. Prior to its disposal, the PC Systems business consisted of developing, marketing, manufacturing, selling and supporting a wide range of desktop and notebook systems and network servers under the micronpc.com brand name and selling, reselling, and supporting a variety of additional peripherals, software and services. Prior to its disposal, the SpecTek business consisted of processing and marketing various grades of memory products in either component or module form for specific applications.

History of operating losses —The Company’s Web hosting business has incurred net losses and losses from operations for all but one quarter from inception through the first three-months of fiscal 2004. The Company’s future success is dependent upon its ability to achieve positive cash flow prior to the depletion of cash resources and its ability to raise funds, if needed. The Company forecasts its cash flow requirements in detail on a 12-month rolling basis. Based on our most recent 12-month forecast, the Company expects our cash flow to remain negative over the next four quarters. Nonetheless, the Company’s current financial forecast supports management’s expectation that the Company will have adequate cash resources to fund operations for at least the next 12 months. The Company’s long-term cash needs will be dependent upon additional factors such as our ability to execute on the Company’s mainstream market strategy, pricing pressures, level of investment on data center reliability and security improvement, our ability to reduce net churn and unexpected costs associated with discontinued operations and pending litigations.

2. Significant Accounting Policies

Interim Unaudited Financial Information — The accompanying unaudited consolidated financial statements for the three-month periods ended November 30, 2003 and 2002, have been prepared in accordance with generally accepted accounting principles for interim financial information. In management’s opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the three-month period ended November 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Basis of Presentation – This report on Form 10-Q (“10-Q”) for the first quarter ended November 30, 2003 should be read in conjunction with the Company’s Annual Report on Form 10-K (“10-K”) for the fiscal year ended August 31, 2003. The financial statements include the accounts of Interland, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The amounts that the Company will ultimately incur or recover could differ materially from its current estimates. The underlying estimates and facts supporting these estimates could change in 2004 and thereafter.         .

Revenue recognition — Revenues are primarily generated from shared and dedicated hosting, managed services, e-commerce services, applications hosting and domain name registrations. Revenues are recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to twenty-four months and typically require up-front fees. These fees, including set-up fees for hosting services, are deferred and recognized ratably over the customers’ first year of service. Deferred revenues represent the liability for advance billings to customers for services not yet provided.

Interland, Inc.
Notes To Consolidated Financial Statements (Continued)

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

Basic and diluted income (loss) per share — Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding when their effect is dilutive. Potential common shares result from the assumed exercise of outstanding stock options and warrants. Because the Company has reported a loss from continuing operations during the first quarter of fiscal 2004 and 2003, the effect of potential common shares is excluded from the calculation of per share amounts for those periods as their effect would be anti-dilutive.

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

Stock-based employee compensation — The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees and has adopted the disclosure requirements of SFAS No. 123 and SFAS 148.

If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the fair value of the options to compensation expense on a straight-line basis over the vesting period of the options, the following table illustrates the effect on net loss and loss per share:

	Three-month period ended

	November 30,	November 30,
	2003	2002

	in thousands, except per share numbers
Net loss as reported	$(8,553)	$(14,414)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	174	240
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(576)	(867)

Proforma net loss	$(8,955)	$(15,041)

Loss per share:
Basic and diluted — as reported	$(0.53)	$(1.03)

Basic and diluted — pro forma	$(0.55)	$(1.07)

Weighted average shares outstanding Basic and diluted	16,163	14,003

Interland, Inc.
Notes To Consolidated Financial Statements (Continued)

Recently issued accounting standards — In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarified the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The Company has evaluated its investments and other relationships and concluded that none meet the requirements for consideration under FIN 46.

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

3. Restructuring And Facility Exit Costs

During the fourth quarter of 2001, the Company approved and implemented a restructuring program in connection with its acquisition of Interland-Georgia. In accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” the restructuring costs, excluding asset impairments, were recognized as liabilities at the time management committed to the plan. Management determined that these costs provided no future economic benefit, were incremental to other costs incurred by the Company prior to the restructuring, or were contractual obligations that existed prior to the date the plan was approved and were either continued after the exit plan was completed with no economic benefit to the Company or could not be cancelled without penalty; and they were incurred as a direct result of the plan to exit the identified activities. The asset impairments were accounted for in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

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

The following table shows a reconciliation of the beginning and ending liability balances from August 31, 2003 through November 30, 2003, related to all restructuring activities recorded by the Company under both of the restructuring programs described in the above two paragraphs. The balance at November 30, 2003 represents the remaining liabilities to be paid in cash:

		Property	Bandwidth	Employee
	Lease	Plant and	Termination	Termination
	Abandonment	Equipment	Costs	Benefits	Total

		(in thousands)
Balance at August 31, 2003	$5,646	$265	$1,224	$31	$7,166
					—
Cash Paid	(524)	(209)	(233)	(31)	(997)
Other Adjustments	(5)		24		19
					—

Balance at November 30, 2003	$5,117	$56	$1,015	$—	$6,188

Interland, Inc.
Notes To Consolidated Financial Statements (Continued)

During the quarter ended November 30, 2003, the Company paid on specific obligations included in the restructuring reserves, including $0.5 million for rent, net of sublease payments received, $0.2 million on specific bandwidth termination fees and the remaining balance of employee termination benefits.

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

4. Purchase Business Combination Liabilities

In connection with the acquisitions of Interland-Georgia in fiscal 2001, iNNERHOST in fiscal 2002, and Trellix Corporation in fiscal 2003, the Company accrued certain liabilities representing estimated costs of exiting certain facilities, termination of bandwidth contracts and involuntary termination of employees in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These amounts are included in “Accrued expenses” on the balance sheet and are not included in the restructuring reserves discussed in Note 3. The following table shows the changes in the accrual for the three months ended November 30, 2003:

		Employee
	Lease	Termination
	Abandonment	Benefits	Total

	(in thousands)
Balance at August 31, 2003	$921	$217	$1,138
Net Cash Paid	(52)	(88)	(140)

Balance at November 30, 2003	$869	$129	$998

In the quarter ended November 30, 2003, the Company made payments on specific obligations included in the business combinations liability, including $0.1 million for rent obligations, net of sublease payments received, and $0.1 million for employee termination benefits.

Interland, Inc.
Notes To Consolidated Financial Statements (Continued)

5. Contingencies

In February of 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of Interland’s subsidiary, CommuniTech.Net, Inc. (“Communitech”), which was acquired by Interland in February 2002. The Company’s lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employee agreement and also demands payment from Mr. Murphy under his delinquent $2.7 million promissory notes. 273,526 shares of the Company’s common stock collateralize these notes and the receivable balance is shown on the balance sheet as a reduction of equity.

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

On March 14, 2003, Halo Management, LLC, filed a suit against Interland in the U.S. District Court for the Northern District of California. The suit alleges that Interland’s use of blueHALO™ (U.S. Patent and Trademark Office Serial No. 78/135,621) to describe its proprietary Web hosting architecture infringes on the plaintiff’s registered trademark Halo (U.S. Patent and Trademark Office Serial No. 75/870,390; Registration No. 2,586,017). The suit seeks a permanent injunction against Interland’s use of its blueHALO™ mark and money damages. The plaintiff also requested a preliminary injunction against Interland’s use of its blueHALO™ mark which was denied on November 17, 2003. Interland believes it has meritorious defenses, plans to continue to defend the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

Periodically, the Company is made aware that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operation’s products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and has accrued a liability and charged discontinued operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report. As of November 30, 2003, the Company had an aggregate amount of $1.1 million accrued for such matters.

The Company is also a defendant in a number of other lawsuits which the Company regards as minor and unlikely to result in any material payment; nonetheless, the outcome of litigation may not be assured, and the Company’s cash balances could be materially affected by an adverse judgment. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of the aforementioned proceedings will have a material adverse impact on its results of operations, its financial condition or its cash flows, although the Company continues to bear the costs of defending these actions.

Interland, Inc.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding Interland’s expectations of its future liquidity needs, its expectations regarding its future operating results including its planned increase in its revenue levels and the actions the Company expects to take in order to maintain its existing customers and expand its operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to it as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include risks associated with our target markets and risks pertaining to our ability to successfully integrate the operations and personnel of the recent acquisitions. Factors that could cause actual results to differ materially from expected results are identified in “Risk Factors” below, and in the Company’s annual report on Form 10-K for the year ended August 31, 2003 and in the Company’s other filings with the Securities and Exchange Commission. All quarterly references are to the Company’s fiscal periods ended November 30, 2003, or November 30, 2002, unless otherwise indicated. All annual references are also on a fiscal August 31st year-end basis, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

Overview

Interland is a leader in delivering standardized business-class Web hosting and online solutions to small- and medium-sized businesses, and helping them to achieve success by providing the knowledge, services and tools to build, manage and promote businesses online. Interland offers a broad range of products and services, including shared and dedicated hosting services, e-commerce, application hosting, Web site development and marketing and optimization tools. The Company is in its third year of a three-year plan designed to create a profitable business through the amalgamation of numerous relatively small and for the most part, only marginally profitable entrepreneurial companies. The first two years of the plan were focused on acquiring appropriate businesses and then integrating their operations into a small number of efficient data centers. The current third year of the plan focuses on stabilizing the revenue generated by the acquired lines of business and on generating meaningful growth by developing the Company’s “mass market” or “mainstream market” strategy. The customers of the acquired businesses were primarily those who either had sufficient technical abilities to develop a website, or who could persuade or hire someone to develop the website for them. The hosting company merely provided “power, ping and pipe”—the environment and connections to electricity and telecommunications grids that a specialized computer requires to be able to host a website on the Internet. Although individuals with modest personal computer skills can use any one of a number of widely available template-based programs to create a personal or “consumer” website, the Company believes that the owners of small businesses on which they are dependent for their livelihood will not be satisfied with such websites. The Company also believes that even though most owners of small businesses recognize the potential value to their business of having a website, only a small percentage of such owners have been or will be willing to engage a professional web developer given the cost, and the future dependency on the developer even for small future changes. Accordingly, the Company acquired a powerful software tool that enables only modestly trained personnel to build an impressive website with great functionality in a fraction of the time and at a fraction of the cost charged by website development firms. The Company has been testing and marketing products based on the use of the software tools and believes, based on six months of experience, that there is a great potential for its mainstream market products.

At the same time the Company is exploring a variety of distribution channels for its mainstream market products, it is endeavoring to stabilize the revenue derived from its acquired businesses. Because all the acquired businesses are subscription businesses that suffer from “churn”, or the regular loss of customers paying monthly fees, the aggregation of a number of such businesses resulted in loss of customers and their associated revenue each month. Since the Company did not wish to continue the long-term support and development of a myriad of products, few resources were devoted to attracting new customers for the legacy acquired product lines. Sales of only the Interland product lines have not, in the aggregate, been sufficient to replace the churn generated by the acquired businesses, resulting in “net” churn. The net churn was exacerbated during the second and third quarters of FY03 when the servers supporting acquired customers were moved, or their content moved, to the consolidating data centers in Atlanta and Miami. Since that time the Company has taken and is continuing to take measures designed to reduce the amount of gross churn, as well as to replace lost customers with new ones, and an important measure of the Company’s success is the amount of monthly net churn. The Company has, however, been making steady progress in reducing the amount of net churn, and by November 2003, the net churn had been reduced to $55,000, or about three-quarters of one percent of the monthly base. (Please refer to Risk Factors—“Ours is a recurring-revenue subscriber business and as such the effects of a net loss of monthly recurring revenue are magnified” for further important information on this topic.) Data center performance, customer satisfaction surveys, and call center performance are all believed by management to be good predictors of future churn, and during the first quarter the trends in all of these measures were favorable.

In addition to the direct sales distribution model the Company is developing other channels, but at this time there is not yet sufficient data to be able to meaningfully express progress quantitatively.

In order to make all of its products as attractive to potential customers as possible, the Company is making substantial investments. Among the improvements being made are enhancements to the security and reliability of the Company’s data center and supported networks, rebuilding the web interfaces used by customers to place orders, and to control aspects of their websites, improving customer care management, and improving the billing process. The Company intends to operate its data centers to a much higher standard of professionalism than had been achieved by any of the acquired web hosting businesses, or by any of the Company’s current competitors. The Company believes that it possesses the resources to create a higher standard in the industry, and that customers will understand, appreciate, and pay a premium price for superior service and reliability.

The critical challenges faced by the Company are to stabilize the revenue generated by the acquired businesses, and to develop channels for distributing its mainstream market products that are both highly productive and cost efficient, and there can be no assurance that the Company will be successful in meeting these challenges. On the other hand, mastering these challenges presents the Company with an opportunity to become the preeminent provider of websites to a significant portion of American small businesses, a position the Company believes would provide significant opportunity for profits.

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

During the first quarter of fiscal 2004 the Company recorded $0.5 million in legal fees in connection with litigation related to the PC systems business.

Results Of Continuing Operations

Effective with the filing of the Company’s Form 10-Q for the fiscal quarter ending February 28, 2003 the Company revised the presentation of its consolidated statements of operations for all periods presented to conform to presentations used by others in the industry. The revised presentation removes the gross margin sub-total and instead classifies all operating expenses and costs in their respective line item. Additionally, depreciation and amortization have been removed as components of network operating costs, general and administrative costs, sales and marketing costs and technical support costs and are instead presented on a separate line item. These reclassifications, none of which affect net loss, have been made to all periods to present the financial statements on a consistent basis.

The Company’s consolidated financial information presents the net effect of discontinued operations separate from the results of the Company’s continuing operations. Historical financial information has been reclassified to consistently present the discontinued operations, and the discussion and analysis that follow generally focuses on continuing operations.

Comparison Of The Quarters Ended November 30, 2003 And 2002

The loss from continuing operations decreased $6.4 million, or 44.6% for the quarter ended November 30, 2003, when compared to the same period of the prior fiscal year. The basic and diluted loss per share decreased $0.54 per share, or 52.0% for the quarter ended November 30, 2003 when compared to the same period of the prior fiscal year.

Revenues

Total revenues decreased $0.6 million, or 2.2%, for the quarter ended November 30, 2003 when compared to the same periods of the prior fiscal year.

	For the quarter ended

	November 30,	November 30,
	2003	2002

	in thousands
Hosting revenue	$25,289	$26,953
Other revenue	1,398	330

Total revenue	$26,687	$27,283

Hosting revenues decreased $1.7 million, or 6.2% for the quarter ended November 30, 2003 when compared to the same period of the prior fiscal year. Hosting revenues are comprised of shared, dedicated, mainstream market, application hosting services and domain name registrations. The decrease in hosting revenues is primarily attributable to account cancellations, net of new sales and acquisitions. These cancellations may occur as a result of: a) customer action; b) termination by the Company for non-payment; or c) termination by the Company as a result of a decision to no longer provide a particular service. This $1.7 million decrease was mainly due to a $4.9 million reduction on ongoing hosting revenues, offset by $3.2 million in hosting revenues resulting from the Hostcentric acquisition. Although the Company intends to stabilize the revenue of its acquired Web hosting business by focusing on improving customer retention and increasing sales of hosting services, management believes that the mainstream market will be the primary source of future growth.

The Company is also making progress in the development of its mainstream market strategy. Annualized monthly revenue from mainstream market accounts was more than $750,000 as of the end of the first quarter of FY04, compared to approximately $360,000 as of the end of FY03. There are a few key metrics that the Company primarily relies upon to track progress, both of which imply important components of the cost of acquiring a new mainstream market customer. The first is the number of sales per month made by those members of the direct sales force who have completed training. The Company believes that twenty sales per month is an achievable goal that would contribute to an attractive cost of acquisition. By the end of the quarter such salespeople were achieving about 60% of that goal. Another important metric is the number of hours consumed by the average fully trained web designer to complete the building of a new customer’s website. The Company believes that five hours is an achievable and financially attractive goal; by the end of the quarter the average number of hours consumed was about eight.

Other revenues increased $1.1 million, or 323.6%, for the quarter ended November 30, 2003 when compared to the same period of the prior fiscal year. Other revenues are primarily comprised of consulting, co-location, and other fees under contract. The increase is due to the inclusion of revenues from royalty, licensing and other fees under contracts acquired as par of the Trellix merger.

As of November 30, 2003, the Company had approximately 195,000 paid shared hosting customer accounts and managed approximately 9,200 dedicated servers, many of which host multiple web sites, compared to approximately 210,000 paid shared hosting customer accounts and 7,600 dedicated servers as of November 30, 2002. The decrease in shared hosting customer accounts is primarily due to customer churn during the year. The increase in dedicated servers is primarily attributable to the Company’s acquisitions completed during fiscal 2003 and improved sales performance.

Operating Costs and Expenses

Network Operating Costs

Network operating costs decreased 24.0% to $7.1 million for the quarter ended November 30, 2003 from $9.3 million in the same period of the prior year. The decrease in network operating costs is most directly related to the data center consolidation, which was a critical part of the Company’s restructuring and integration initiative in fiscal 2003. That initiative also accounted for a $1.4 million reduction in bandwidth connectivity costs, a $0.5 million reduction in service fees, and a $0.2 million reduction in facility rent costs. In addition the Company reduced operating lease costs by $0.5 million as a result of purchasing the underlying leased equipment. These cost savings were partially offset by a $0.3 million increase in software costs necessary to support customer product offerings, a $0.2 million increase in repair and maintenance costs to maintain network reliability and a $0.3 million increase in employee related costs.

Sales and Marketing

Sales and marketing expenses increased 7.6% to $5.2 million for the quarter ended November 30, 2003 from $4.8 million in the same period of the prior year. The increase in sales and marketing expenses in the first quarter of fiscal 2004 is primarily due to an increase in marketing expenditures of $0.1 million, an increase in salaries and benefits of $0.1 million, and an increase of allocated rent costs of $0.1 million related to the Company’s mainstream market initiative.

Technical Support

Technical support expenses increased 28.3% to $4.8 million for the quarter ended November 30, 2003 from $3.7 million in the same period of the prior year. The Company enhanced its technical support efforts to improve customer services resulting in a $0.7 million increase in contract labor and consultants, a $0.3 million increase in allocated rent costs and a $0.1 million increase in salaries and benefits. These costs were partially offset by a savings of $0.1 million in expired contracts for service fees.

General and Administrative

General and administrative expenses decreased 17.1% to $8.1 million for the quarter ended November 30, 2003 from $9.8 million in the same period of the prior year. The primary factors causing the decrease in general and administrative expenses in the first quarter of fiscal 2004 were a $1.0 million decrease in salaries and benefits associated with the reduction of headcount compared to prior year, a $1.0 million reduction in professional fees associated with using fewer consultants, a decrease of $0.2 million in employee relocation costs, a $0.1 million decrease in contract labor costs, a decrease of $0.2 million as a result of expired contracts for service fees and a decrease of $0.1 million in rent costs due to the consolidation of office spaces. Partially offsetting these decreases were increases in legal expense of $0.7 million and a $0.2 million increase in insurance costs.

Bad Debt Expense

Bad debt expense decreased 44.7% to $1.1 million for the quarter ended November 30, 2003 from $2.0 million in the same period of the prior year. The decrease in bad debt expense is due to more stringent collection and customer account termination policies.

Depreciation and Amortization

Depreciation and amortization expenses decreased 32.8% to $8.2 million for the quarter ended November 30, 2003 from $12.2 million in the same period of the prior year. During the third quarter of fiscal 2003, management used the expected present value of future cash flows to determine the fair value of the Company’s identifiable intangible assets and determined that the carrying amount of these assets was higher than their fair values. Upon completion of the assessment, the Company recorded a non-cash impairment charge of $13.9 million to reduce the carrying value of identifiable intangible assets to estimated fair values. As such, the amortization expense of the first quarter of fiscal 2004 was substantially lower than the first quarter of fiscal 2003. Also during the third quarter of fiscal 2003 the Company recorded $9.8 million of accelerated depreciation on the assets associated with closed data centers in Seattle, Los Angeles and Kansas City and $9.6 million additional depreciation and amortization charges associated with acquired entities and purchased assets. Hostcentric intangible assets were included in the impairment testing noted above. With the lower asset base, depreciation expense for the first quarter of fiscal 2004 was lower than that of the first quarter of fiscal 2003.

Interland, Inc.
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Restructuring Costs

Restructuring costs were less than $0.1 million for the quarter ended November 30, 2003 and $(0.2) million in the same period of the prior year. During the first quarter of fiscal 2003, the Company reduced restructuring reserves for bandwidth termination fees by $(0.2) million.

Merger and Integration Costs

During the Company’s quarter ended November 30, 2003 less than $0.1 million of expenses were incurred. During the quarter ended November 30, 2002, the Company recorded $0.1 million for financial advisory services, legal, accounting, relocation, employee stay bonuses and other non-capitalizable expenses directly related to merger and integration of the business following the Interland-Georgia acquisition and other acquisitions occurring in fiscal 2002.

Other Expense (Income), net

During the Company’s quarter ended November 30, 2003 less than $0.1 million of expenses were incurred compared to $0.1 million in the same period of the prior year.

Interest Income (Expense), net

Interest income (expense), net decreased 168.7% to $(0.1) million for the quarter ended November 30, 2003 from $0.2 million for the same period of the prior year. Interest income (expense), net consists of interest income earned on the Company’s combined cash and cash equivalents, short-term investments, and restricted investments less interest expense on debt (primarily capital leases). The reduction in interest income (expense), net is primarily due to the lower levels of cash and liquid investments that were available for investment, lower interest rates and interest expense incurred in the early payoff of an outstanding line of credit.

Net Cash Used in Operating Activities and Earnings from Continuing Operations Before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA is defined as net income (loss) less (i) provision for income taxes, (ii) interest income or expense, and (iii) depreciation and amortization. EBITDA is not an indicator of financial performance under generally accepted accounting principles and may not be comparable to similarly captioned information reported by other companies. In addition, it does not replace net income (loss), operating income (loss), or cash flows from operating activities as indicators of operating performance. The effect of taxes and interest on Interland’s net loss is not significant, but depreciation and amortization, primarily as a result of acquisitions, is significant. The Company believes that measuring the performance of the business without regard to non-cash depreciation and amortization can make trends in operating results more readily apparent, and when considered with other information, assist investors and other users of the Company’s financial statements who wish to evaluate the Company’s ability to generate future cash flows.

The following table reflects the calculation of EBITDA from continuing operations and a reconciliation to net cash provided by (used in) operating activities:

	For the three months ended

	November 30,	November 30,
	2003	2002

	in thousands
Net loss	$(8,553)	$(14,414)
Depreciation and amortization	8,182	12,180
Interest expense (income)	138	(201)
Discontinued operations	582	34

EBITDA from continuing operations	$349	$(2,401)

Interest income/(expense)	(138)	201
Provision for bad debts	1,131	2,046
Loss on the sale of assets	(22)	—
Other non-cash adjustments	173	240
Changes in assets and liabilities:
Receivables, net	(598)	(2,690)
Other current assets	364	339
Accounts payable, accrued expenses, and deferred revenue	(3,459)	(2,762)

Net cash provided by (used in) operating activities	$(2,200)	$(5,027)

For the quarter ended November 30, 2003, the Company’s EBITDA increased $2.7 million to a profit of $0.3 million as compared to a loss of $2.4 million in the same period of the prior year. This increase is primarily due to the cost savings from the integration and restructuring efforts during fiscal year 2003 and the decrease in bad debt expense attributed to the more stringent collection and customer account termination policies.

Liquidity and Capital Resources

As of November 30, 2003, the Company had $37.6 million in cash and cash equivalents as noted on the Company’s consolidated balance sheet and statement of cash flows. In addition, the Company had $6.5 million in short-term investments and $17.3 million in short and long-term restricted investments representing a total of $61.4 million of restricted and unrestricted cash and investments. This represents a decrease of $8.8 million compared to August 31, 2003.

Of the $17.3 million in restricted investments, $6.2 million serves as collateral for a financing agreement with U.S. Bancorp Oliver-Allen Technology Leasing. This amount will gradually decrease until the agreement terminates in July 2004. The remainder of the restricted investments relates to collateral amounts for merchant services agreements and does not have a stated maturity date.

On a comparative basis cash used in operating activities of continuing operations decreased $2.8 million or 56.2% to $2.2 million for the quarter ended November 30, 2003 versus the $5.0 million of cash used in operating activities for the same period in the prior year. The reduction in cash used in continuing operations is reflective of the Company’s integration initiatives that reduced facility, bandwidth connectivity and employee related costs. Cash provided by investing activities decreased $8.8 million or 50.4% to $8.6 million for the three months ended November 30, 2003 versus $17.4 million of cash provided by investing activities for the same period in the prior year. The decrease in cash generated from investing activities is primarily related to a reduction in the investments that were liquidated in order to fund daily cash requirements. Cash used in financing activities decreased $1.4 million or 28.3% to $3.5 million for the quarter ended November 30, 2003 versus the $4.9 million of cash used in financing activities for the same period of prior year. The decrease in cash used in financing activities is primarily due to the reduction of overall debt and capital lease obligations. Cash used in discontinued operations decreased $0.3 million or 35.5% to $0.6 million for the quarter ended November 30, 2003 versus the $0.9 million of cash used to fund discontinued operations during the same period of the prior year. The primary reason for the decrease in cash used in discontinued operations is changes in the period cost of litigation, primarily legal fees, associated with the discontinued operations.

In July 2001, the Company entered into a financing arrangement with U.S. Bancorp Oliver-Allen Technology Leasing for a sale and leaseback of up to $14.6 million for certain equipment, primarily computer hardware. The stated interest rate on the facility is 5.75%. In January 2002, the Company repurchased certain of the leased assets from U.S. Bancorp Oliver-Allen Technology Leasing at a total cost of $2.9 million. In connection with the repurchase, approximately $3.3 million of cash and equivalents became unrestricted. As of November 30, 2003, the principal balance on the facility was $2.7 million. As of November 30, 2003, the Company has pledged $6.2 million as collateral for this agreement. The restrictions prevent the Company from utilizing the related cash and cash equivalents until all of its obligations under the lease are satisfied.

The Company anticipates making capital expenditures of approximately $12.7 million during fiscal 2004, generally for server equipment and related software and hardware to improve service reliability and security, integration and restructuring activities, and other expenditures related to new customer growth. During the first three months of fiscal 2004, the Company expended $2.5 million on capital equipment purchases.

The Company’s future success is dependent upon its ability to achieve positive cash flow prior to the depletion of cash resources and its ability to raise funds, if needed. The Company forecasts its cash flow requirements in detail on a 12-month rolling basis. Based on our most recent 12-month forecast, the Company expects our cash flow to remain negative over the next four quarters. Nonetheless, the Company’s current financial forecast supports management’s expectation that the Company will have adequate cash resources to fund operations for at least the next 12 months. The Company’s long-term cash needs will be dependent upon additional factors such as our ability to execute on the Company’s mainstream market strategy, pricing pressures, level of investment on data center reliability and security improvement, our ability to reduce net churn and unexpected costs associated with discontinued operations and pending litigations.

Stock Repurchase Program

In March 2003, the board of directors authorized a stock repurchase program to acquire outstanding common stock. Under the program, up to $10.0 million of common stock could be reacquired over the next year. Since its announcement of the authorization of a share purchase program by its board of directors, the Company utilized $1.0 million to buy back shares of its outstanding stock. There were no stock repurchases in the quarter ended November 30, 2003.

Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarified the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The Company has evaluated its investments and other relationships and concluded that none meet the requirements for consideration under FIN 46.

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

Risk Factors

You should carefully consider the following factors and all other information contained in this Form 10-Q and the Company’s recently filed Form 10-K for the fiscal year ended August 31, 2003 before you make any investment decisions with respect to the Company’s securities. The risks and uncertainties described below are not the only risks the Company faces.

Interland has incurred losses since inception and could incur losses in the future.

Interland has incurred net losses and losses from operations for all but one of each quarterly period from its inception through the first quarter of fiscal 2004. A number of factors could increase its operating expenses, such as:

•	Adapting network infrastructure and administrative resources to accommodate additional customers and future growth;

•	Developing products, distribution, marketing, and management for the mainstream market;

•	Broadening customer technical support capabilities; and

•	Improving network security features.

In addition, the Company recently has experienced a decline in quarterly revenues. Increases in expenses or further decreases in revenues may cause operating losses to increase.

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

During the 52 weeks ended November 30, 2003, the high and low closing price for Interland common stock on NASDAQ was $18.90 and $6.40, respectively.

Interland operates in a new and evolving market with uncertain prospects for growth and may not be able to achieve and sustain growth in its customer base.

The market for Web hosting and applications hosting services for small- and medium-sized businesses, and especially the mainstream market, has only recently begun to develop and is evolving rapidly. Interland’s future growth, if any, will depend upon the willingness of small- and medium-sized businesses to purchase Web and applications services, Interland’s ability to increase or at least maintain its average revenues-per customer, and its ability to retain customers. For the quarter ended November 30, 2003, Interland’s average monthly revenue per customer account was $27.28 for shared hosting services and $334.71 for dedicated hosting services, and its average monthly customer turnover was 3.4% for shared hosting services and 5.5% for dedicated hosting services. The corresponding average monthly revenue per customer for the quarter ended November 30, 2002 was $26.23 for shared hosting services and $396.51 for dedicated hosting services, and the associated average monthly customer turnover rates were 2.6% for shared hosting services and 4.4% for dedicated hosting services. The market for Interland’s services may not develop further, consumers may not widely adopt its services and significant numbers of businesses or organizations may not use the Internet for commerce and communication. If this market fails to develop further or develops more slowly than expected, or if Interland’s services do not achieve broader market acceptance, Interland will not be able to grow its customer base. In addition, Interland must be able to differentiate itself from its competition through its service offerings and brand recognition. These activities may be more expensive than Interland anticipates, and Interland may not succeed in differentiating itself from its competitors, achieving market acceptance of its services, or selling additional services to its existing customer base.

Interland’s ability to significantly organically grow revenue is dependent on successful penetration of the “mainstream market” of small-and-medium-sized businesses lacking an effective Web presence.

The “mainstream market” of small-and-medium-sized businesses lacking an effective Web presence has only been evaluated with limited market research, trials and production roll-out. In addition, the Company is dependent upon the successful broader market introduction of the Company’s software-based Web site development product offerings. Delays in seizing this market initiative and/or in the related product introduction will limit the Company’s future revenue growth.

Interland’s “mainstream market” initiative could cause losses for Interland, particularly within the next fiscal year.

The Company has initiated a product line and marketing program directed at the “mainstream market” of SMBs without an effective Web presence. This initiative is described in fuller detail in the “Business” section. The Company is committing substantial resources to this initiative, and if it is unsuccessful in obtaining a significant number of new customers in this market, the Company could suffer substantial net losses. In addition, this is a new product line, and the products and services in this line may prove unprofitable to the Company unless it is successful in implementing them and achieving economies of scale in its distribution and service delivery activities. Even if the Company is successful in these efforts, the Company anticipates that the introduction of the new line will contribute net losses and negative cash flow from continuing operations through at least the fiscal year 2004 while the Company completes the implementation of the new services and achieves a sufficient volume of business to cover the additional fixed costs.

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

Interland could incur liabilities from the sale of the PC Systems business to GTG PC Holdings, LLC, (“GTG PC”). According to the terms of its agreement with GTG PC, it retained liabilities relating to the operation of the PC systems business prior to the closing of the transaction including liabilities for taxes, contingent liabilities and liabilities for accounts payable accrued prior to the closing. It also agreed to indemnify GTG PC and its affiliates for any breach of its representations and warranties contained in the agreement for a period of two years, or for the applicable statute of limitations for matters related to taxes. Its indemnification obligation is capped at $10.0 million. Except for claims for fraud or injunctive relief, this indemnity is the exclusive remedy for any breach of its representations, warranties and covenants contained in the agreement with GTG PC. Accordingly, it could be required in the future to make payments to GTG PC and its affiliates in accordance with the agreement, which could adversely affect its future results of operations and cash flows. To date it has not had to satisfy any material claims.

Unfavorable results of existing litigation may cause Interland to have additional expenses or operating losses.

The Company is a defendant in a number of lawsuits, which the Company regards as unlikely to result in any material payment. See Part II – Item 1 “Legal Proceedings.” However, the outcome of litigation may not be assured, and the Company’s cash balances could be materially affected by an adverse judgment.

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

Current and potential competitors in the market include Web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, large information technology firms and computer hardware suppliers. These competitors may operate in one or more of these areas and include companies such as NTT/Verio, Affinity Internet, Earthlink and United Internet.

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

The law relating to the liability of online services companies for information carried on or distributed through their networks is currently unsettled. Online services companies could be subject to claims under both United States and foreign law for defamation, negligence, copyright or trademark infringement, violation of securities laws or other theories based on the nature and content of the materials distributed through their networks. Several private lawsuits seeking to impose such liability upon other entities are currently pending against other companies. In addition, organizations and individuals have sent unsolicited commercial e-mails from servers hosted by service providers to massive numbers of people, typically to advertise products or services. This practice, known as “spamming,” can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. The Company may, in the future, receive letters from recipients of information transmitted by its customers objecting to such transmission. Although the Company prohibits its customers by contract from spamming, it cannot provide assurances that its customers will not engage in this practice, which could subject it to claims for damages. In addition, the Company may become subject to proposed legislation that would impose liability for or prohibit the transmission over the Internet of some types of information. Other countries may also enact legislation or take action that could impose liability on the Company or cause it not to be able to operate in those countries. On December 16, 2003 the President signed into law the Can SPAM Act of 2003 to prohibit Internet users from sending unsolicited commercial e-mail. Pub. Law. No. 108-187 (the “Can SPAM Act”). The Can SPAM Act prohibits Internet users from collecting or harvesting e-mail addresses using electronic means, prohibits Internet markets from sending unsolicited commercial e-mails and requires the Federal Trade Commission to conduct a study into the advisability of creating a federal “do not e-mail registry” along the lines of the current “do not call” registry that relates to telemarketing. Interland requires all of its customers to comply with all applicable laws, including the Can SPAM Act. Although the Company has not fully evaluated the effects of the Can SPAM Act, and to date the Can SPAM Act has not had a significant impact on the Company, there can be no assurance that compliance with the Can SPAM will not cause the Company’s operating expenses to increase. The Company does not anticipate that the Can SPAM Act will have a significant impact on the conduct of its business.

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

Interland disclosed in its Form 10-K for the fiscal year ending August 31, 2002 that it had material weaknesses in its internal and disclosure controls and procedures. In Part I – Item 4 of this Form 10-Q, the Company reports significant progress in most areas. In addition, management believes that its use of alternative mitigating disclosure and reporting processes have been sufficient to provide it with a good faith belief that there are no material inaccuracies or omissions from its most recent SEC filings. However, management recognizes that further improvements in its disclosure and internal controls and procedures are appropriate. The implementation of these remaining improvements will be time consuming and expensive. In this regard management is unable to estimate the financial impact of:

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

Interland, Inc.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Substantially all of the Company’s liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of November 30, 2003, approximately 97.0% of the Company’s liquid investments mature within three months and 100% mature within one year. As of November 30, 2003, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values. Generally, the fair market value of fixed interest rate investment securities will increase as interest rates fall and decrease as interest rates rise. The Company does not use derivative financial instruments in its investment portfolio. The portfolio has been primarily comprised of commercial paper rated A1/P1, bank certificates rated AA or better, and corporate medium-term notes rated AA or better. At November 30, 2003, the Company’s investment portfolio included fixed rate securities with an estimated fair value of $40.9 million. The interest rate changes affect the fair market values but do not impact earnings or cash flows. The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt at November 30, 2003 was $0.8 million.

Item 4. Controls and Procedures

The Company’s chief executive officer, chief financial officer, and chief accounting officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13(a) — 14(c), and 15(d), which became effective August 29, 2002) as of November 30, 2003. Based on this review, the chief executive officer, chief financial officer, and chief accounting officer concluded that Interland’s disclosure controls and procedures concerning the Company’s revenue cycle continue to require further improvement.

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

Discussed below are the remaining specific disclosures and internal control weaknesses existing in the revenue cycle as identified by management, and the Company’s corresponding mitigating procedures and corrective actions as implemented through January 14, 2004.

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

Further procedural actions that have been employed to properly report receivable balances and corresponding revenue recognition include:

•	All unresolved balances that were older than 90 days were written off (except in a few specific instances where the balance was deemed collectible);

•	Virtually all shared hosting accounts that age past 60 days and dedicated accounts past 75 days have their service de-provisioned and are put into a write-off queue; (the Company pursues collection of all past-due accounts, even after the balance is written off).

•	Generally the Company ceases future revenue recognition for customers from whom there exists unpaid invoices more than 30 days past due. Hosting services are also suspended until the invoices are paid at which point revenue recognition is resumed.

•	The Company also maintains a balance in the allowance for doubtful accounts to cover the following specific percentages of the accounts receivable aging categories: 7.4% of the 0-60 day balance (which is periodically adjusted to reflect actual historical experience), and 100% of all balances more than 60 days old.

The Company has continued to modify the programming of the billing system to provide additional functionality and reporting capabilities. Central to the correction of previously identified material weaknesses was the creation and use of a detailed transaction log which may be queried on an ad-hoc basis as a check on system output.

Interland is committed to ongoing periodic reviews of its controls and their effectiveness. Controls are improving and management has no reason to believe that the financial statements included in this report are not fairly stated in all material respects. However, additional problems could be identified in the future. Management expects to continue to improve controls with each passing quarter.

Management believes its practices and procedures, although not as mature or as formal as management intends them to be in the future, are adequate under the circumstances, and that there are no material inaccuracies or omissions in this Form 10-Q.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company’s management, including its chief executive officer and chief financial officer, no changes during the quarter ended November 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

Interland, Inc.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

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

On March 14, 2003, Halo Management, LLC, filed a suit against Interland in the U.S. District Court for the Northern District of California. The suit alleges that Interland’s use of blueHALO™ (U.S. Patent and Trademark Office Serial No. 78/135,621) to describe its proprietary Web hosting architecture infringes on the plaintiff’s registered trademark Halo (U.S. Patent and Trademark Office Serial No. 75/870,390; Registration No. 2,586,017). The suit seeks a permanent injunction against Interland’s use of its blueHALO™ mark and money damages. The plaintiff also requested a preliminary injunction against Interland’s use of its blueHALO™ mark which was denied on November 17, 2003. Interland believes it has meritorious defenses, plans to continue to defend the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

Periodically, the Company is made aware that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operation’s products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and has accrued a liability and charged discontinued operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report. As of November 30, 2003, the Company had an aggregate amount of $1.1 million accrued for such matters.

The Company is also a defendant in a number of other lawsuits which the Company regards as minor and unlikely to result in any material payment; nonetheless, the outcome of litigation may not be assured, and the Company’s cash balances could be materially affected by an adverse judgment. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on its results of operations, its financial condition or its cash flows, although the Company continues to bear the costs of defending these actions.

Interland, Inc.

Item 6. Exhibits And Reports On Form 8-K

(A)	Exhibits:

Exhibit	Description

3.01	Unofficial Restated Articles of Incorporation of Registrant (as amended through April 24, 2002) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 5/31/02)
3.01(b)	Articles of Amendment to Articles of Incorporation of Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended 8/31/02)
3.02	Unofficial Restated Bylaws of the Registrant (as amended through April 24, 2002) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 5/31/02)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	Reports on Form 8-K.

On October 15, 2003, the Company filed a Form 8-K regarding its financial results for the fiscal year.

On October 22, 2003, the Company filed a Form 8-K to disclose certain financial information pursuant to Item 9 of Form 8-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interland, Inc.

(Registrant)

Dated: January 14, 2004	/s / Allen L. Shulman

Allen L. Shulman Senior Vice President, Chief Financial Officer, and General Counsel (Principal Financial Officer)