Form 10-Q
period 2004-02-29
INTERLAND INC /MN/
filed 2004-04-14
CIK 854460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004
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

The number of outstanding shares of the registrant’s Common Stock on March 31, 2004 was 16,080,805.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERLAND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)
(Unaudited)

	For the three months ended		For the six months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Revenues	$26,029	$26,114	$52,716	$53,397
Operating costs and expenses:
Network operating costs, exclusive of depreciation shown below	7,066	9,830	14,164	19,170
Sales and marketing, exclusive of depreciation shown below	6,535	5,033	11,741	9,872
Technical support, exclusive of depreciation shown below	4,641	3,777	9,446	7,521
General and administrative, exclusive of depreciation shown below	7,854	10,452	15,977	20,256
Bad debt expense	935	1,770	2,066	3,816
Depreciation and amortization	8,241	13,215	16,422	25,395
Restructuring costs	—	3,675	—	3,440
Merger and integration costs	—	433	—	527
Other expense (income), net	(48)	21	(73)	71

Total operating costs and expenses	35,224	48,206	69,743	90,068

Operating loss	(9,195)	(22,092)	(17,027)	(36,671)
Interest income (expense), net	(166)	(50)	(304)	151

Loss from continuing operations before taxes	(9,361)	(22,142)	(17,331)	(36,520)
Income tax benefit (expense)	—	—	—	—

Net loss from continuing operations	(9,361)	(22,142)	(17,331)	(36,520)
Loss from discontinued operations, net of tax	(739)	(281)	(1,321)	(315)

Net loss	$(10,100)	$(22,423)	$(18,652)	$(36,835)

Net loss per share, basic and diluted:
Continuing operations	$(0.58)	$(1.56)	$(1.07)	$(2.59)
Discontinued operations	(0.04)	(0.02)	(0.08)	(0.02)

	$(0.62)	$(1.58)	$(1.15)	$(2.61)

Number of shares used in per share calculation:
Basic and diluted	16,213	14,196	16,188	14,099

The accompanying notes are an integral part of these consolidated financial statements.

INTERLAND, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	February 29,	August 31,
	2004	2003
Assets
Cash and cash equivalents	$36,924	$35,255
Short term investments	2,000	16,300
Receivables, net	4,325	5,160
Income taxes recoverable	612	612
Other current assets	2,700	3,210
Restricted investments	387	362

Total current assets	46,948	60,899
Restricted investments	11,037	18,264
Property plant and equipment, net	30,736	35,935
Goodwill	66,526	66,646
Intangibles, net	20,650	24,791
Other assets	478	507

Total assets	$176,375	$207,042

Liabilities and shareholders’ equity
Accounts payable	$1,474	$1,488
Accrued expenses	18,403	23,655
Current portion of long-term debt and capital lease obligations	4,673	10,845
Deferred revenue	8,738	10,991

Total current liabilities	33,288	46,979
Long-term debt and capital lease obligations	4,182	1,654
Deferred revenue, long-term	334	354
Other liabilities	4,018	5,397

Total liabilities	41,822	54,384

Commitments and contingencies
Shareholders’ equity
Common stock, $.01 par value, authorized 21 million shares, issued and outstanding 16.3 and 16.3 million shares, respectively	164	164
Additional capital	322,724	322,523
Warrants	4,990	4,990
Deferred compensation	(699)	(1,046)
Note receivable from shareholder	(2,735)	(2,735)
Accumulated deficit	(189,891)	(171,238)

Total shareholders’ equity	134,553	152,658

Total liabilities and shareholders’ equity	$176,375	$207,042

The accompanying notes are an integral part of these consolidated financial statements.

INTERLAND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the six months ended
	February 29,	February 28,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,652)	$(36,835)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Loss from discontinued operations	1,321	315
Depreciation and amortization	16,422	25,395
Bad debt expense	2,066	3,816
Gain on sale of assets	(71)	—
Other non-cash adjustments	548	1,099
Changes in operating assets and liabilities net of effect of acquisitions:
Receivables, net	(1,231)	(1,538)
Other current and non current assets	540	435
Accounts payable, accrued expenses, other liabilities and deferred revenue	(7,879)	(8,237)

Cash used in operating activities of continuing operations	(6,936)	(15,550)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant, and equipment	(5,545)	(6,524)
Purchases of held-to-maturity investment securities	(1,500)	(24,308)
Proceeds from held-to-maturity investment securities	15,800	41,600
Net change in restricted investments	7,201	13,059
Acquisitions, net of cash acquired	120	(4,459)

Cash provided by investing activities of continuing operations	16,076	19,368

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt and capital lease obligations	(6,112)	(14,790)
Proceeds from issuance of common stock		433
Other	—	(17)

Cash used in financing activities of continuing operations	(6,112)	(14,374)

Net cash provided by continuing operations	3,028	(10,556)
Net cash used in discontinued operations	(1,359)	(1,366)

Net increases in cash and cash equivalents	1,669	(11,922)
Cash and cash equivalents at beginning of period	35,255	62,693

Cash and cash equivalents at end of period	$36,924	$50,771

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

History of operating losses —The Company’s Web hosting business has incurred net losses and losses from operations for all but one quarter from inception through the first six months of fiscal 2004. The Company’s future success is dependent upon its ability to achieve positive cash flow prior to the depletion of cash resources and its ability to raise funds, if needed. Nonetheless, the Company’s current financial forecast supports management’s expectation that the Company will have adequate cash resources to fund operations for at least the next 12 months.

2. SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information — The accompanying unaudited consolidated financial statements for the three and six-month periods ended February 29, 2004 and February 28, 2003, have been prepared in accordance with generally accepted accounting principles for interim financial information. In management’s opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the three and six-month periods ended February 29, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year.

Effective with the Company’s filing of Form 10-Q for the quarterly period ended February 28, 2003, the Company has revised the presentation of its consolidated statements of operations for all periods presented to conform to presentations used by others in the Web hosting industry. As the Company has migrated from a manufacturing entity to a Web hosting company, it believes its revised presentation reflects more appropriately its results of operations and allows for more comparability to its peers. The revised presentation removes the gross margin sub-total and instead classifies all operating expenses and costs in their respective line item. Additionally, depreciation and amortization expense, previously presented as components of network operating costs, general and administrative costs, sales and marketing costs and technical support costs is now presented separately. These reclassifications, none of which affects net loss, have been made to all periods presented to present the financial statements on a consistent basis.

Basis of Presentation – This report on Form 10-Q (“10-Q”) for the second quarter ended February 29, 2004 should be read in conjunction with the Company’s Annual Report on Form 10-K (“10-K”) for the fiscal year ended August 31, 2003. The financial statements include the accounts of Interland, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

INTERLAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issued and outstanding from approximately 162.6 million to approximately 16.3 million. All per share and number of shares outstanding in this report have been revised for the stock split.

Basic and diluted income (loss) per share — Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding when their effect is dilutive. Potential common shares result from the assumed exercise of outstanding stock options and warrants. Because the Company has reported a loss from continuing operations during the first two quarters of fiscal 2004 and fiscal year 2003, the effect of potential common shares is excluded from the calculation of per share amounts for those periods as their effect would be anti-dilutive.

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

If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the fair value of the options to compensation expense on a straight-line basis over the vesting period of the options, the following table illustrates the effect on net loss and loss per share:

	Three-month period ended		For the six months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
		in thousands, except per share numbers
Net loss as reported	$(10,100)	$(22,423)	$(18,652)	$(36,835)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	174	(33)	347	207
Deduct: Total stock-based employee compensation expense determined under fair value method- based methods for all awards, net of tax effects	(1,147)	(734)	(1,723)	(1,601)

Proforma net loss	$(11,073)	$(23,190)	$(20,028)	$(38,229)

Loss per share:
Basic and diluted — as reported	$(0.62)	$(1.58)	$(1.15)	$(2.61)

Basic and diluted — pro forma	$(0.68)	$(1.63)	$(1.24)	$(2.71)

Weighted average shares outstanding Basic and diluted	16,213	14,196	16,188	14,099

INTERLAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recently issued accounting standards – In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarified the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The Company has evaluated its investments and other relationships and concluded that none meets the requirements for consideration under FIN 46.

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

3. LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATION

On February 1, 2004, the Company terminated its sale and leaseback agreement with US Bankcorp Oliver-Allen Technology (UBOAT) Leasing and repurchased the assets. In conjunction with this lease termination the Company executed a five-year promissory note with UBOAT for the repurchase amount. As of February 29, 2004, the principal balance on the promissory note was $4.8 million. The Company has pledged $5.0 million as collateral for this promissory note; this amount will gradually decrease until the agreement terminates in February 2009.

4. RESTRUCTURING AND FACILITY EXIT COSTS

During the fourth quarter of 2001, the Company approved and implemented a restructuring program in connection with its acquisition of Interland-Georgia. In accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” the restructuring costs, excluding asset impairments, were recognized as liabilities at the time management committed to the plan. Management determined that these costs provided no future economic benefit, were incremental to other costs incurred by the Company prior to the restructuring, or were contractual obligations that existed prior to the date the plan was approved and were either continued after the exit plan was completed with no economic benefit to the Company or could not be cancelled without penalty, and they were incurred as a direct result of the plan to exit the identified activities. The asset impairments were accounted for in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

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

The following table shows a reconciliation of the beginning and ending liability balances from August 31, 2003 through February 29, 2004 related to all restructuring activities recorded by the Company under both of the restructuring programs described in the above two paragraphs. The balance at February 29, 2004 represents the remaining liabilities to be paid in cash:

INTERLAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Property	Bandwdith	Employee
	Lease	Plant and	Termination	Termination
	Abandonment	Equipment	Costs	Benenfits	Total
	(in thousands)
Balance at August 31, 2003	$5,646	$265	$1,224	$31	$7,166
Cash Paid	(524)	(209)	(233)	(31)	(997)
Other Adjustments	(5)	—	24	—	19

Balance at November 30, 2003	$5,117	$56	$1,015	$—	$6,188

Cash Paid	(517)	—	—	—	(517)

Balance at February 29, 2004	$4,600	$56	$1,015	$—	$5,671

During the quarter ended February 29, 2004, the Company paid on specific obligations included in the restructuring reserves of $0.5 million for monthly rent, net of sublease payments received.

The changes in the restructuring accruals from August 31, 2002 through February 28, 2003 are as follows:

		Property	Bandwdith	Employee
	Lease	Plant and	Termination	Termination
	Abandonment	Equipment	Costs	Benenfits	Total
	(in thousands)
Balance at August 31, 2002	$7,634	$—	$1,179	$—	$8,813
Cash Paid	(395)	—	(63)	—	(458)
Other Adjustments	—	—	(235)	—	(235)

Balance at November 30, 2002	$7,239	$—	$881	$—	$8,120

Plan Charges	1,349	871	1,625	271	4,116
Cash Paid	(1,855)	—	(118)	(100)	(2,073)
Other Adjustments	(216)	—	(225)	—	(441)
Non-cash Write Downs	—	(871)	—	—	(871)

Balance at February 28, 2003	$6,517	$—	$2,163	$171	$8,851

The lease abandonment charge represents future lease payments for exited data centers and office facilities. The other exit costs represent termination penalties for bandwidth and data connectivity contracts. These accrued restructuring charges are reflected in the consolidated balance sheet in “Accrued expenses.”

During the six-month period ended February 28, 2003, the Company settled certain data connectivity contracts obligations for amounts less than original estimates. In connection with the settlements, the bandwidth termination costs was reduced by $0.5 million and one of the Company’s lease abandonment liabilities was reduced by $0.2 million in connection with the reduction of the Company’s obligation due to a sublease arrangement for the facility.

5. PURCHASE BUSINESS COMBINATION LIABILITIES

In connection with the acquisitions of Interland-Georgia in fiscal 2001, iNNERHOST in fiscal 2002, and Trellix Corporation in fiscal 2003, the Company accrued certain liabilities representing estimated costs of exiting certain facilities, termination of bandwidth contracts and involuntary termination of employees in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These amounts are included in “Accrued expenses” on the balance

INTERLAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sheet and are not included in the restructuring reserves discussed in Note 3. The following table shows the changes in the accrual for the six months ended February 29, 2004:

		Employee
	Lease	Termination
	Abandonment	Benenfits	Total
	(in thousands)
Balance at August 31, 2003	$921	$217	$1,138
Cash Paid	(52)	(88)	(140)
Other Adjustments	—	—	—

Balance at November 30, 2003	$869	$129	$998

Cash Paid	(46)	(40)	(86)
Other Adjustments	—	(89)	(89)

Balance at February 29, 2004	$823	$—	$823

In the quarter ended February 29, 2004, the Company made payments on specific obligations included in the business combinations liability of less than $0.1 million for rent obligations, net of sublease payments received. There was also an adjustment of $0.1 million and a payment of less than $0.1 million for benefits paid to specific employees.

6. CONTINGENCIES

In February of 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of Interland’s subsidiary, CommuniTech.Net, Inc. (“Communitech”), which was acquired by Interland in February 2002. The Company’s lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employee agreement and also demands payment from Mr. Murphy under his delinquent $2.7 million promissory notes. 273,526 shares of the Company’s common stock collateralized these notes and the receivable balance is shown on the balance sheet as a reduction of equity.

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

Periodically, the Company is made aware that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operation’s products or processes, it may be forced to defend legal

INTERLAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and has accrued a liability and charged discontinued operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report. As of February 29, 2004, the Company had an aggregate amount of $1.1 million accrued for such matters.

Interland has received notice from SCO Group alleging that it owns a copyright interest in certain portions of certain versions of the Linux open-source operating system. Media reports indicate that SCO Group has sent similar letters to thousands of businesses and the notice Interland received contains no allegations that are specific to Interland. Media reports also indicate that SCO Group has claimed that portions of its Unix operating system were incorporated into Linux by IBM. SCO Group has sued IBM and others in connection with these claims. Interland continues to monitor the litigation and press reports surrounding SCO’s claims, and notes that many observers have expressed skepticism over SCO’s claims. Interland has made no determination as to whether it operates any computers that utilize the versions of the Linux operating system that contain the code in which SCO Group claims an interest. Interland does not believe that SCO’s claims will have a materially adverse impact on the company.

The Company is also a defendant in a number of other lawsuits that the Company regards as unlikely to result in any material payment; nonetheless, the outcome of litigation may not be assured, and the Company’s cash balances could be materially affected by an adverse judgment. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. The Company does not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on its results of operations, its financial condition or its cash flows.

7. SUBSEQUENT EVENTS

In connection with the acquisition of CommuniTech.Net, the Company loaned approximately $2.7 million to Mr. Gabriel Murphy, one of the two shareholders of CommuniTech.Net, and Mr. Murphy’s obligation to repay the Company was documented in two promissory notes: (a) a non-recourse promissory note in the original principal amount of $2 million and (b) a full recourse promissory note in the original principal amount of approximately $735,000. Both notes were to bear interest at the rate of 5% per annum and were scheduled to mature on February 8, 2004. Prior to maturity, Mr. Murphy was to make quarterly interest payments on the notes. The notes were collateralized by approximately 273,500 shares of the Company’s common stock. These notes were shown on the Company’s balance sheet as a reduction in shareholders’ equity as of February 29, 2004. Mr. Murphy did not repay the notes upon their maturity. In March 2004, the Company foreclosed on the collateral, and cancelled the $2.0 million non-recourse note and the approximately 273,500 shares of common stock. The Company continues to hold the full recourse $735,000 note. Mr. Murphy’s obligations under the notes are among the amounts sought by Interland in its lawsuit against Mr. Murphy in the Superior Court of Cobb County, Georgia described in footnote 5 Contingencies. The accounting for this transaction is expected to have no impact on the Company’s Consolidated Statement of Operations nor the Company’s financial position.

In March 2004 the Company announced a change in its approach to its mainstream market initiative. As a result of this decision the Company has substantially reduced the size of its Business Solutions field sales force and will be concentrating its website and software development teams in Atlanta for greater interaction with the rest of the Company. These actions are expected to lower the Company’s recurring operating expenses and result in estimated severance charges recorded in the Company’s third fiscal quarter results of operations of at least $1.0 million.

INTERLAND, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding Interland’s expectations of its future liquidity needs, its expectations regarding its future operating results including its planned increase in its revenue levels and the actions the Company expects to take in order to maintain its existing customers and expand its operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to it as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include risks associated with our target markets and risks pertaining to our ability to successfully integrate the operations and personnel of the recent acquisitions. Factors that could cause actual results to differ materially from expected results are identified in “Risk Factors” below, and in the Company’s annual report on Form 10-K for the year ended August 31, 2003 and in the Company’s other filings with the Securities and Exchange Commission. All quarterly references are to the Company’s fiscal periods ended February 29, 2004, or February 28, 2003, unless otherwise indicated. All annual references are also on a fiscal August 31st year-end basis, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

OVERVIEW

Interland is a leader in delivering standardized business-class Web hosting and online solutions to small- and medium-sized businesses, and in helping them to achieve success by providing the knowledge, services and tools to build, manage and promote businesses online. Interland offers a broad range of products and services, including shared and dedicated hosting services, e-commerce, application hosting, Web site development and marketing and optimization tools. The Company is in its third year of a three-year plan designed to create a profitable business through the amalgamation of numerous relatively small, and for the most part, only marginally profitable entrepreneurial companies. The first two years of the plan were focused on acquiring appropriate businesses and then integrating their operations into a small number of efficient data centers.

The current third year of the plan focuses on stabilizing the revenue generated by the acquired lines of business and on laying the foundation for meaningful growth by developing the Company’s “mass market” or “mainstream market” strategy. The customers of the acquired businesses were primarily those who either had sufficient technical abilities to develop a website, or who could persuade or hire someone to develop the website for them. The hosting company merely provided “power, ping and pipe"—the environment and connections to electricity and telecommunications grids that a specialized computer requires to be able to host a website on the Internet. Although individuals with modest personal computer skills can use any one of a number of widely available template-based programs to create a personal or “consumer” website, the Company believes that the owners of small businesses on which they are dependent for their livelihood will not be satisfied with such websites. The Company also believes that even though most owners of small businesses recognize the potential value to their business of having a website, only a small percentage of such owners have been or will be willing to engage a professional web developer given the cost, and the future dependency on the developer even for small future changes.

In order to develop an attractive alternative for business owners, the Company acquired in early 2003 a powerful software tool that enables only modestly trained SME business personnel to build an impressive website with great functionality in a fraction of the time and at a fraction of the cost charged by website development firms. Since the acquisition, the Company has been developing a line of products and services, known as Business Solutions, designed to help mainstream businesses attract and serve customers through websites supplied by Interland designers using its proprietary software. The Company has been testing and marketing products based on the use of the software tools and believes, based on some nine months of experience, that there is a great potential for its mass market products. Based on initial results the Company, in several stages, increased the number of salespeople, web designers and support personnel dedicated to this effort in order to further test the ability of the distribution and provisioning models to perform profitably at increasingly larger scales. The Company was prepared to accept the expected costs of customer acquisition and provisioning so long as performance matched expectations. At the end of February 2004, however, management concluded that despite the fact that many of the assumptions underlying

INTERLAND, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the business plan were being proven, certain aspects of the business were not performing to the standard required to justify continued high levels of investment. Accordingly, in early March 2004 the Company publicly announced that it would substantially reduce its investment level and concentrate the website and software development teams in Atlanta for greater interaction with the rest of the company. Management continues to believe that adding website creation and promotion applications and services is essential to expanding the addressable market, and the Company will continue to work to perfect its business model, but without attempting to simultaneously scale a direct sales organization.

At the same time the Company is exploring a variety of distribution channels for its mainstream market products, it is endeavoring to stabilize the revenue derived from its acquired businesses. Because all the acquired businesses are subscription businesses that suffer from “churn”, or the regular loss of customers paying monthly fees, the aggregation of a number of such businesses resulted in loss of customers and their associated revenue each month. Since the Company did not wish to continue the long-term support and development of a myriad of products, few resources were devoted to attracting new customers for the legacy acquired product lines. Sales of only the Interland product lines have not, in the aggregate, been sufficient to replace the churn generated by the acquired businesses, resulting in “net” churn. The net churn was exacerbated during the second and third quarters of FY03 when the servers supporting acquired customers were moved, or their content moved, to the consolidating data centers in Atlanta and Miami. Since that time the Company has taken and is continuing to take measures designed to reduce the amount of gross churn, as well as to replace lost customers with new ones, and an important measure of the Company’s success is the amount of monthly net churn. The Company has been making steady progress in reducing the amount of net churn. During November 2003, the last month of the first fiscal quarter, net churn was $55,000 and the three-month trailing average net churn was $62,000. By the month of February, net churn had been reduced to $20,000, with a three-month trailing average of $47,000. In the month of March this positive trend continued, ending with a three-month trailing average net churn of $26,000. (Please refer to Risk Factors — “Ours is a recurring-revenue subscriber business and as such the effects of a net loss of monthly recurring revenue are magnified” on page 21 for further important information on this topic.) Data center performance, customer satisfaction surveys, and call center performance are all believed by management to be good predictors of future churn, and during the second quarter the trends in all of these measures were favorable.

In order to make all of its products as attractive to potential customers as possible, the Company is making substantial investments. Among the improvements being made are enhancements to the security and reliability of the Company’s data center and supported networks, rebuilding the web interfaces used by customers to place orders and to control aspects of their websites, improving customer care management, and improving the billing process. The Company intends to operate its data centers to a much higher standard of professionalism than had been achieved by any of the acquired web hosting businesses or by any of the Company’s current competitors. The Company also recognizes that it is incurring unnecessary duplicative costs by continuing to maintain discrete hosting platforms for each of its acquired customer bases. The Company is developing a series of platforms and products, which are intended to be attractive both to new customers and to acquired customers who may be expected to move their sites to a newer platform.

The critical challenges faced by the Company are to stabilize the revenue generated by the acquired businesses and to develop channels for distributing its mass market product that are both highly productive and cost efficient, and there can be no assurance that the Company will be successful in meeting these challenges. On the other hand, mastering these challenges presents the Company with an opportunity to become the preeminent provider of websites to a significant portion of American small businesses, a position the Company believes would provide significant opportunity for profits.

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

During the 2nd quarter and first six months of fiscal 2004, the Company recorded $0.7 million and $1.3 million, respectively, of losses on disposal of discontinued operations primarily in connection with litigation related to the PC systems business. The Company has several pending claims concerning the intellectual property rights of its discontinued operations and is

INTERLAND, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

vigorously defending these claims. The Company expects to incur additional losses from discontinued operations due to the costs of defending these claims.

RESULTS OF CONTINUING OPERATIONS

The Company’s consolidated financial information presents the net effect of discontinued operations separate from the results of the Company’s continuing operations.

Comparison of the Quarters and Six-Months Ended February 29, 2004 And February 28, 2003

The loss from continuing operations decreased $12.8 million, or 57.7% and $19.2 million, or 52.5% for the quarter and for the six months ended February 29, 2004, respectively, when compared to the same periods of the prior fiscal year. The basic and diluted loss per share decreased $0.96 per share, or 60.8%, and $1.46, or 55.9% for the quarter and for the six months ended February 29, 2004, respectively, when compared to the same periods of the prior fiscal year.

Revenues

Total revenues decreased $0.1 million, or .3%, and $0.7 million, or 1.3%, respectively, for the quarter and for the six months ended February 29, 2004 when compared to the same periods of the prior fiscal year.

	For the quarter ended		For the six months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
	in thousands
Hosting revenue	$24,718	$25,345	$50,163	$52,169
Other revenue	1,311	769	2,553	1,228

Total revenue	$26,029	$26,114	$52,716	$53,397

Hosting revenues decreased $0.6 million, or 2.5%, and $2.0 million, or 3.9% for the quarter and for the six months ended February 29, 2004, respectively, when compared to the same periods of the prior fiscal year. Hosting revenues for the six months ending February 29, 2004 include $6.5 million from the Hostcentric acquisition that occurred in June 2004. Hosting revenues are comprised of shared, dedicated, mainstream market, application hosting services and domain name registrations. The decrease in hosting revenues is primarily attributable to account cancellations, net of new sales and acquisitions. These cancellations may occur as a result of: a) customer action; b) termination by the Company for non-payment; or c) termination by the Company as a result of a decision to no longer provide a particular service. The Company intends to stabilize the revenue of its acquired Web hosting business by focusing on improving customer retention and increasing sales of hosting services.

Other revenues increased $0.5 million, or 70.5%, and $1.3 million or 107.9%, for the quarter and for the six months ended February 29, 2004, respectively, when compared to the same period of the prior fiscal year. Other revenues are primarily comprised of consulting, co-location, and other fees under contract. The increase is due to the inclusion of revenues from royalty, licensing and other fees under contracts acquired as part of the Trellix merger.

As of February 29, 2004, the Company had approximately 188,000 paid shared hosting customer accounts and managed approximately 9,900 dedicated servers, many of which host multiple web sites, compared to approximately 181,000 paid shared hosting customer accounts and 7,000 dedicated servers as of February 28, 2003. The slight increase in shared hosting customer accounts is primarily due to the acquisition of Hostcentric in June 2003, offset by net customer churn during the year. The increase in dedicated servers is attributable to the Company’s acquisition of Hostcentric and improved sales and customer churn performance.

OPERATING COSTS AND EXPENSES

INTERLAND, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Network Operating Costs

Network operating costs decreased 28.1% from $9.8 million to $7.1 million for the quarter ended and 26.1% from $19.2 million to $14.2 million for the six months ended February 29, 2004. The decrease in network operating costs in these periods is primarily related to the data center consolidation, which was a critical part of the Company’s restructuring and integration initiative in fiscal 2003, which were completed in June 2003. This initiative accounted for a $2.6 million reduction in bandwidth connectivity costs when comparing the quarter ended February 29, 2004 to the same period for the prior year.

Sales and Marketing

Sales and marketing expenses increased 29.8% to $6.5 million and 18.9% to $11.7 million for the quarter and for the six months ended February 29, 2004, respectively, from $5.0 million and $9.9 million in the same periods of the prior year. The Company’s sales and marketing expenses as a percentage of revenues was 25.1% and 22.3% for the quarter and for the six months ended February 29, 2004, respectively, as compared to 19.3% and 18.5% in the same periods of the prior fiscal year. The increase in sales and marketing expenses in the quarter ended February 29, 2004 when compared to the same period in the prior year is primarily due to an increase in marketing expenditures of $0.5 million and an increase in salaries and contract labor of $0.7 million primarily resulting from the expansion of the Company’s mainstream market initiatives. The increase in the six months ended February 29, 2004 when compared to the same period of the prior year is primarily due to an increase in marketing expenditures of $0.6 million and an increase in salaries and contract labor of $0.9 million. The Company is scaling back on the incremental expenses related to the mainstream marketing initiative that began the third quarter of fiscal year 2003. For the remainder of fiscal year 2004, the Company’s expects to have a lower level of marketing expenditures and reduced payroll expenses related to a reduction in force primarily focused on the scale back of the mainstream initiative.

Technical Support

Technical support expenses increased 22.9% to $4.6 million for the quarter ended February 29, 2004 and 25.6% to $9.4 million from $3.8 million and $7.5 million in the same periods of the prior year. The Company’s technical support expenses as a percentage of net revenues was 17.8% and 17.9% for the quarter and for the six months ended February 29, 2004, respectively, as compared to 14.5% and 14.1% in the same periods of the prior fiscal year. The Company enhanced its technical support efforts to improve customer services resulting in a $0.6 million increase in contract labor and salaries and a $0.3 million increase in allocated occupancy costs for the quarter ended February 29, 2004 when compared to the same period of the prior year. The comparison of the six months ended February 29, 2004 reflects a $1.2 million increase in contract labor and salaries and a $0.5 million increase in allocated occupancy costs when compared to the same period in the prior year.

General and Administrative

General and administrative expenses decreased 24.9% to $7.9 million and 21.1% to $16.0 million for the quarter and for the six months ended February 29, 2004, respectively, from $10.5 million and $20.3 million in the same periods of the prior year. As a percentage of revenues, the Company’s general and administrative expenses was 30.2% and 30.3% for the quarter and for the six months ended February 29, 2004, respectively, as compared to 40.0% and 37.9% in the same periods of the prior year. The primary factors causing the quarterly decrease in general and administrative expenses were a $2.2 million decrease in salaries and benefits associated with the reduction of headcount compared to prior year, a decrease of $0.3 million in legal fees, and a decrease of $0.3 million in allocated occupancy costs due to the consolidation of office spaces. The decrease in the comparative six month periods was primarily due to a $3.3 million decrease in salaries and benefits, a $1.2 million decrease in professional and technical fees, and a $0.3 million decrease in allocated occupancy costs.

Bad Debt Expense

Bad debt expense decreased 47.2% to $.9 million and 45.8% to $2.1 million for the quarter and for the six months ended February 29, 2004, respectively, from $1.8 million and $3.8 million in the same periods of the prior year. The decrease in bad debt expense is due to more stringent collection and customer account termination policies.

Depreciation and Amortization

INTERLAND, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and amortization expenses decreased 37.6% to $8.2 million and 35.3% to $16.4 million, for the quarter and for the six months ended February 29, 2004, respectively, from $13.2 million and $25.4 million in the same periods of the prior year. The Company’s depreciation and amortization expenses as a percentage of revenues was 31.7% and 31.2% for the quarter and for the six months ended February 29, 2004, respectively, as compared to 50.6% and 47.6% in the same periods of the prior year. During the third quarter of fiscal 2003, management used the expected present value of future cash flows to determine the fair value of the Company’s identifiable intangible assets and determined that the carrying amount of these assets was higher than their fair values. Upon completion of the assessment, the Company recorded a non-cash impairment charge of $13.9 million to reduce the carrying value of identifiable intangible assets to estimated fair values. As such, the amortization expense of the second quarter of fiscal 2004 was substantially lower than the second quarter of fiscal 2003. Also during the third quarter of fiscal 2003 the Company recorded $9.8 million of accelerated depreciation on the assets associated with closed data centers in Seattle, Los Angeles and Kansas City and $9.6 million additional depreciation and amortization charges associated with acquired entities and purchased assets. With the lower asset base, depreciation expense for the second quarter ended February 29, 2004 was lower than the same period of the prior year.

Restructuring Costs

Restructuring costs were zero for the quarter and for the six months ended February 29, 2004 from $3.7 million and $3.4 million in the same periods of the prior year. There have been no additional restructuring activities during this fiscal year.

Merger and Integration Costs

During the Company’s fiscal quarter and for the six months ended February 29, 2004 no merger and integration expenses were incurred. During the quarter ended February 28, 2003, the Company recorded $0.4 million for financial advisory services, legal, accounting, relocation, employee stay bonuses and other non-capitalizable expenses directly related to merger and integration of the business following the Interland-Georgia acquisition and other acquisitions occurring in fiscal 2002.

Interest Income (Expense), net

Interest income (expense), net decreased to $(0.2) million and to $(0.3) million, respectively, for the quarter and for the six months ended February 29, 2004 from $(0.1) and $0.2 million in the same periods of the prior year. Interest income (expense), net consists of interest income earned on the Company’s combined cash and cash equivalents, short-term investments, and restricted investments less interest expense on debt (primarily capital leases). The change is primarily due to the lower levels of cash and liquid investments that were available for investment, lower interest rates and interest expense incurred in the early payoff of an outstanding line of credit.

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

The following table reflects the calculation of EBITDA from continuing operations and a reconciliation to net cash provided by (used in) operating activities:

INTERLAND, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the three months ended		For the six months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
	in thousands		in thousands
Net loss	$(10,100)	$(22,423)	$(18,652)	$(36,835)

Depreciation and amortization	8,241	13,215	16,422	25,395
Interest expense (income)	166	50	304	(151)
Discontinued operations	739	281	1,321	315

EBITDA from continuing operations	$(954)	$(8,877)	$(605)	$(11,276)

Interest income / (expense)	(166)	(50)	(304)	151
Provision for bad debts	935	1,770	2,066	3,816
Loss on the sale of assets	(48)	—	(70)	—
Other non-cash adjustments	375	859	548	1,099
Changes in assets and liabilities:
Income tax recoverable	—	778	—	778
Receivables, net	(633)	1,152	(1,231)	(1,538)
Other current assets	176	(682)	540	(343)
Accounts payable, accrued expenses, and deferred revenue	(4,421)	(5,475)	(7,880)	(8,237)

Net cash provided by (used in) operating activities	$(4,736)	$(10,525)	$(6,936)	$(15,550)

For the quarter ended and for the six months ended February 29, 2004, the Company’s EBITDA increased $7.9 million and $10.7 million, respectively, resulting in an EBITDA loss of $1.0 million and $0.6 million compared to the same periods of the prior fiscal year. This increase is primarily due to the cost savings from the integration and restructuring efforts during fiscal year 2003 and the decrease in bad debt expense attributed to the more stringent collection and customer account termination policies.

Liquidity and Capital Resources

As of February 29, 2004, the Company had $36.9 million in cash and cash equivalents as noted on the Company’s consolidated balance sheet and statement of cash flows. In addition, the Company had $2.0 million in short-term investments and $11.4 million in short and long-term restricted investments representing a total of $50.3 million of restricted and unrestricted cash and investments. This represents a decrease of $19.9 million compared to August 31, 2003.

Of the $11.4 million in restricted investments, $5.0 million serves as collateral for a financing agreement with U.S. Bancorp Oliver-Allen Technology Leasing. This amount will gradually decrease until the agreement terminates in February 2009. The remainder of the restricted investments relates to collateral amounts for merchant services agreements and does not have a stated maturity date.

On a comparative basis cash used in operating activities of continuing operations decreased $8.6 million or 55.4% to $6.9 million for the six months ended February 29, 2004 versus the $15.5 million of cash used in operating activities for the same period in the prior year. The reduction in cash used in continuing operations is reflective of the Company’s integration initiatives that reduced facility, bandwidth connectivity and employee related costs. Cash provided by investing activities decreased $3.3 million or 17.2% to $16.0 million for the six months ended February 29, 2004 versus $19.4 million of cash provided by investing activities for the same period in the prior year. The decrease in cash generated from investing activities is primarily related to a reduction in the investments that were liquidated in order to fund daily cash requirements. Cash used in financing activities decreased $8.3 million or 57.5% to $6.1 million for the six months ended February 29, 2004 versus the $14.4 million of cash used in financing activities for the same period of prior year. The decrease in cash used in financing activities is primarily due to the reduction of overall debt and capital lease obligations. Cash used in discontinued operations decreased less than $0.1 million or 0.5% for the six months ended February 29, 2004.

In July 2001, the Company entered into a financing arrangement with U.S. Bancorp Oliver-Allen Technology Leasing for a sale and leaseback of up to $14.6 million for certain equipment, primarily computer hardware. The stated interest rate on the facility is 5.75%. In January 2002, the Company repurchased certain of the leased assets from U.S. Bancorp Oliver-Allen Technology Leasing at a total cost of $2.9 million. In connection with the repurchase, approximately $3.3 million of cash and equivalents became unrestricted. On February 1, 2004, the Company terminated the sale and leaseback agreement and repurchased the assets. In conjunction with this lease termination the company executed a five-year promissory note with US

INTERLAND, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Bancorp Oliver-Allen Technology Leasing for the repurchase amount. As of February 29, 2004, the principal balance on the promissory note was $4.8 million. The Company has pledged $5.0 million as collateral for this promissory note; this amount will gradually decrease until the agreement terminates in February 2009. These restrictions prevent the Company from utilizing the related cash and cash equivalents until all of its obligations under the note are satisfied. The original sale-leaseback agreement required payments of $361,000 each month with an end-of-lease buyout amount in July 2004 of approximately $2.9 million. The new promissory note requires monthly payments of $93,000 over the next five years.

The Company anticipates making capital expenditures of approximately $12.7 million during fiscal 2004, generally for server equipment and related software, hardware to improve service reliability and security, integration and restructuring activities, and other expenditures related to new customer growth. During the first six months of fiscal 2004, the Company expended $5.5 million on capital equipment purchases.

The Company’s continued future success is dependent upon its ability to achieve and sustain positive cash flow prior to the depletion of cash resources and to raise funds, thereafter, if needed. Although we expect our overall cash flow, including cash payments of accrued liabilities, to remain negative for at least the next three quarters the Company believes it has adequate cash and liquid resources to fund operations and planned capital expenditures through at least the next 12 months. The Company’s long-term cash needs will be dependent upon additional factors such as pricing pressures, level of investment on data center reliability and security improvement, our ability to reduce net churn and unexpected costs associated with discontinued operations and pending litigations.

Stock Repurchase Program

In March 2003, the board of directors authorized a stock repurchase program to acquire outstanding common stock. Under the program, up to $10.0 million of common stock could be reacquired over the next year. Since its announcement of the authorization of a share purchase program by its board of directors, the Company utilized $1.0 million to buy back shares of its outstanding stock. There were no stock repurchases in the quarter ended February 29, 2004.

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

Interland has incurred net losses and losses from operations for all but one of each quarterly period from its inception through the quarter ended February 29, 2004. A number of factors could increase its operating expenses, such as:

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

Past operating results have fluctuated significantly on a quarterly and an annual basis. Quarterly and annual operating results may continue to significantly fluctuate due to a wide variety of factors. Because of these fluctuations, comparing operating results from period to period is not necessarily meaningful, and it would not be prudent to rely upon such comparisons as an indicator of future performance. Factors that may cause its operating results to fluctuate include, but are not limited to:

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

The market price of Interland common stock has experienced a significant decline. The price has been and is likely to continue to be highly volatile. The following are examples of factors or developments that would likely cause the Company’s stock price to continue to be volatile:

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

During the 52 weeks ended February 29, 2004, the high and low closing price for Interland common stock on NASDAQ was $12.50 and $3.88, respectively.

Interland operates in a new and evolving market with uncertain prospects for growth and may not be able to achieve and sustain growth in its customer base or to maintain its average revenue per customer account (ARPU).

The market for Web hosting and applications hosting services for small- and medium-sized businesses, and especially the mainstream market, has only recently begun to develop and is evolving rapidly. Interland’s future growth, if any, will depend upon the willingness of small- and medium-sized businesses to purchase Web and applications services, Interland’s ability to increase or at least maintain its average revenues-per customer, and its ability to retain customers. For the quarter ended February 29, 2004, Interland’s average monthly revenue per customer account was $26.66 for shared hosting services and $313.23 for dedicated hosting services, and its average monthly customer turnover was 3.7% for shared hosting services and 5.3% for dedicated hosting services. The corresponding average monthly revenue per customer for the quarter ended February 28, 2003 was $27.24 for shared hosting services and $421.15 for dedicated hosting services, and the associated average monthly customer turnover rates were 6.0% for shared hosting services and 5.6% for dedicated hosting services. The market for Interland’s services may not develop further, consumers may not widely adopt its services and significant numbers of businesses or organizations may not use the Internet for commerce and communication. If this market fails to develop further or develops more slowly than expected, or if Interland’s services do not achieve broader market acceptance, Interland will not be able to grow its customer base. In addition, Interland must be able to differentiate itself from its competition through its service offerings and brand recognition. These activities may be more expensive than Interland anticipates, and Interland may not succeed in differentiating itself from its competitors, achieving market acceptance of its services, or selling additional services to its existing customer base.

Interland’s ability to significantly organically grow revenue is dependent, in part, on successful penetration of the “mainstream market” of small-and-medium-sized businesses lacking an effective Web presence.

The “mainstream market” of small-and-medium-sized businesses lacking an effective Web presence has only been evaluated with limited market research and trials. In addition, the Company’s potential for success is dependent upon the successful market introduction of the Company’s software-based Web site development product offerings. Delays in seizing this market initiative and/or in the related product introduction could slow or limit the Company’s future revenue growth.

Interland’s “mainstream market” initiative could cause losses for Interland, particularly within the next fiscal year.

The Company has initiated a product line and marketing program directed at the “mainstream market” of SMBs without an effective Web presence. This initiative is described in fuller detail in the “Business” section. The Company has been committing substantial resources to this initiative. This is a new product line, and the products and services in this line may prove unprofitable to the Company unless it is successful in implementing them and achieving economies of scale in its distribution and service delivery activities. Even if the Company is successful in these efforts, the Company anticipates that the continued testing and future introduction of the new line will contribute net losses and negative cash flow from continuing operations through at least the fiscal year 2004 while the Company completes the implementation of the new services and achieves a sufficient volume of business to cover the additional fixed costs. Although the Company has announced that it is

INTERLAND, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reducing its level of investment in this initiative, such reduction is expected to be only temporary, and financial results during this period of retrenchment will not necessarily be indicative of future performance when investment is resumed.

Because Interland’s target markets are volatile, the Company may face a loss of customers or a high level of non-collectible accounts.

The Company intends to continue to concentrate on serving the small- and medium-sized business market. This market contains many businesses that may not be successful, and consequently presents a substantially greater risk for non-collectible accounts receivable and for non-renewal. Moreover, a significant portion of this target market is highly sensitive to price, and may be lost to a competitor with a lower pricing structure. Because few businesses in this target market employ trained technologists, they tend to generate a high number of customer service and technical support calls. The expense of responding to these calls is considerable, and the expense is likely to increase in direct proportion to revenue, potentially limiting the scalability of the business. Additionally, if the customer becomes dissatisfied with the Company’s response to such calls, cancellation, non-payment, or non-renewal becomes more likely. Interland’s strategy for minimizing the negative aspects of its target market include:

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

Interland could incur liabilities from the sale of the PC Systems business to GTG PC Holdings, LLC, (“GTG PC”). According to the terms of its agreement with GTG PC, it retained liabilities relating to the operation of the PC systems business prior to the closing of the transaction including liabilities for taxes, contingent liabilities and liabilities for accounts payable accrued prior to the closing. It also agreed to indemnify GTG PC and its affiliates for any breach of its representations and warranties contained in the agreement for a period of two years, or for the applicable statute of limitations for matters related to taxes. Its indemnification obligation is capped at $10.0 million. Except for claims for fraud or injunctive relief, this indemnity is the exclusive remedy for any breach of its representations, warranties and covenants contained in the agreement with GTG PC. Accordingly, it could be required in the future to make payments to GTG PC and its affiliates in accordance with the agreement, which could adversely affect its future results of operations and cash flows. To date it has not had to satisfy any indemnification. For the six months ended February 29, 2004, the Company incurred $1.3 million in litigation expenses from the PC business. The Company expects to incur additional expense relating to defending or settling PC related claims.

Unfavorable results of existing litigation may cause Interland to have additional expenses or operating losses.

The Company is a defendant in a number of lawsuits, which the Company regards as unlikely to result in any material payment. See Part II – Item 1 “Legal Proceedings.” Nonetheless, the outcome of litigation may not be assured, and the Company’s cash balances could be materially affected by an adverse judgment.

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

INTERLAND, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The law relating to the liability of online services companies for information carried on or distributed through their networks is currently unsettled. Online services companies could be subject to claims under both United States and foreign law for defamation, negligence, copyright or trademark infringement, violation of securities laws or other theories based on the nature and content of the materials distributed through their networks. Several private lawsuits seeking to impose such liability upon other entities are currently pending against other companies. In addition, organizations and individuals have sent unsolicited commercial e-mails from servers hosted by service providers to massive numbers of people, typically to advertise products or services. This practice, known as “spamming,” can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. The Company may, in the future, receive letters from recipients of information transmitted by its customers objecting to such transmission. Although the Company prohibits its customers by contract from spamming, it cannot provide assurances that its customers will not engage in this practice, which could subject it to claims for damages. In addition, the Company may become subject to proposed legislation that would impose liability for or prohibit the transmission over the Internet of some types of information. Other countries may also enact legislation or take action that could impose liability on the Company or cause it not to be able to operate in those countries. On December 16, 2003 the President signed into law the Can SPAM Act of 2003 to prohibit Internet users from sending unsolicited commercial e-mail. Pub. Law. No. 108-187 (the “Can SPAM Act”). The Can SPAM Act prohibits Internet users from collecting or harvesting e-mail addresses using electronic means, prohibits Internet marketers from sending unsolicited commercial e-mails and requires the Federal Trade Commission to conduct a study into the advisability of creating a federal “do not e-mail registry” along the lines of the current “do not call” registry that relates to telemarketing. Interland requires all of its customers to comply with all applicable laws, including the Can SPAM Act. Although the Company has not fully evaluated the effects of the Can SPAM Act, and to date the Can SPAM Act has not had a significant impact on the Company, there can be no assurance that compliance with the Can SPAM Act will not cause the Company’s operating expenses to increase. The Company does not anticipate that the Can SPAM Act will have a significant impact on the conduct of its business.

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

Interland operates a large number of acquired platforms in its data center, some of which are less than optimal, and securing, improving, or migrating from these platforms could adversely affect Interland’s earnings and cash flows.

Because the Company has grown by acquisition it continues to serve customers that are supported by legacy hosting platforms. Some of these platforms have experienced, or are approaching, technical obsolescence, and are difficult or expensive to maintain, secure, or upgrade. If the Company continues to support these platforms it will face risks of service failure or customer cancellation. If the Company attempts to migrate the customers supported by these legacy platforms it risks temporary disruption of the customer’s service that may result in customer cancellation. The Company may offer incentives for such a migration, which would temporarily or permanently reduce the revenue derived from customers who accept the incentives.

Interland carries substantial intangible assets on its Balance Sheet that could result in a significant impairment charge.

As of February 29, 2004, the Company has goodwill and intangible assets of $66.5 million and $20.6 million respectively on the balance sheet. In accordance with the requirements of SFAS 142 “Goodwill and Other Intangible Assets”, the Company tests for goodwill impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Any impairment will affect the financial results in the future. Interland does its annual assessment on May 31. The market price of the Company’s stock has experienced significant volatility during the last fiscal year. If the price of the Company’s stock stays at its current levels such that the market capitalization is less than the recorded book value, the annual goodwill impairment test will result in a significant impairment loss.

INTERLAND, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of the Company’s liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of February 29, 2004, approximately 97.0% of the Company’s liquid investments mature within three months and 100% mature within one year. As of February 29, 2004, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values. Generally, the fair market value of fixed interest rate investment securities will increase as interest rates fall and decrease as interest rates rise. The Company does not use derivative financial instruments in its investment portfolio. The portfolio has been primarily comprised of commercial paper rated A1/P1, bank certificates rated AA or better, and corporate medium-term notes rated AA or better. At February 29, 2004, the Company’s investment portfolio included fixed rate securities with an estimated fair value of $40.9 million. The interest rate changes affect the fair market values but do not impact earnings or cash flows. The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt at February 29, 2004 was $0.8 million.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s chief executive officer, chief financial officer, and chief accounting officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13(a) — 14(c), and 15(d), which became effective August 29, 2002) as of February 29, 2004. Based on this review, the chief executive officer, chief financial officer, and chief accounting officer concluded that Interland’s disclosure controls and procedures concerning the Company’s revenue cycle continue to require further improvement.

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

Discussed below are the remaining specific disclosures and internal control weaknesses existing in the revenue cycle as identified by management, and the Company’s corresponding mitigating procedures and corrective actions as implemented through April 14, 2004.

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

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company’s management, including its chief executive officer and chief financial officer, no changes during the quarter ended February 29, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

INTERLAND, INC.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February of 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of Interland’s subsidiary, CommuniTech.Net, Inc. (“Communitech”), which was acquired by Interland in February 2002. The Company’s lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employee agreement and also demands payment from Mr. Murphy under his delinquent $2.7 million promissory notes. 273,526 shares of the Company’s common stock collateralized these notes and the receivable balance is shown on the balance sheet as a reduction of equity.

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

Periodically, the Company is made aware that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operation’s products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and has accrued a liability and charged discontinued operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report. As of February 29, 2004, the Company had an aggregate amount of $1.1 million accrued for such matters.

Interland has received notice from SCO Group alleging that it owns a copyright interest in certain portions of certain versions of the Linux open-source operating system. Media reports indicate that SCO Group has sent similar letters to thousands of businesses and the notice Interland received contains no allegations that are specific to Interland. Media reports also indicate that SCO Group has claimed that portions of its Unix operating system were incorporated into Linux by IBM. SCO Group has sued IBM and others in connection with these claims. Interland continues to monitor the litigation and press surrounding SCO’s claims, and notes that many observers have expressed skepticism over SCO’s claims. Interland has made no determination as to whether it operates any computers that utilize the versions of the Linux operating system that contain the code in which SCO Group claims an interest. As such, Interland does not believe that SCO’s claims will have a materially adverse impact on the company.

The Company is also a defendant in a number of other lawsuits that the Company regards as unlikely to result in any material payment; nonetheless, the outcome of litigation may not be assured, and the Company’s cash balances could be materially affected by an adverse judgment. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on its results of operations, its financial condition or its cash flows.

INTERLAND, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits:

Exhibit	Description
3.01	Unofficial Restated Articles of Incorporation of Registrant (as amended through April 24, 2002) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 5/31/02).

3.01(b)	Articles of Amendment to Articles of Incorporation of Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended 8/31/02).

3.02	Unofficial Restated Bylaws of the Registrant (as amended through April 24, 2002) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 5/31/02).

10.117	Promissory Note in the principal amount of $4,780,475 dated February 11, 2004 in favor or U.S. Bancorp Oliver-Allen Technology Leasing.

10.118 (1)	Hosting Provider Program Agreement dated February 24, 2004 between INTERLAND, INC. and Red Hat, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K.

On December 22, 2003, the Company filed a Form 8-K regarding its financial results for the fiscal quarter ended November 30, 2003.

(1)	The Company has requested confidential treatment for portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interland, Inc.

(Registrant)

Dated: April 14, 2004	/s / Allen L. Shulman

Allen L. Shulman
Senior Vice President, Chief Financial Officer,
and Executive Counsel
(Principal Financial Officer)