Form 10-Q
period 2004-05-31
INTERLAND INC /MN/
filed 2004-07-07
CIK 854460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2004
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

The number of outstanding shares of the registrant’s Common Stock on June 30, 2004 was 16,080,805.

PART I. Financial Information

Item 1. Financial Statements

Interland, Inc.
Consolidated Statements Of Operations
(In thousands except per share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003
Revenues	$25,686	$25,898	$78,402	$79,295
Operating costs and expenses:
Network operating costs, exclusive of depreciation shown below	7,423	8,065	21,587	27,235
Sales and marketing, exclusive of depreciation shown below	4,960	5,727	16,701	15,600
Technical support, exclusive of depreciation shown below	4,519	3,998	13,965	11,519
General and administrative, exclusive of depreciation shown below	7,704	12,004	23,681	32,260
Bad debt expense	874	1,975	2,940	5,791
Depreciation and amortization	7,331	22,194	23,755	47,590
Restructuring costs	758	2,204	758	5,644
Merger and integration costs	—	—	—	527
Goodwill impairment	66,587	89,928	66,587	89,928
Asset impairment	7,009	13,868	7,009	13,868
Other expense (income), net	(110)	1,558	(184)	1,627

Total operating costs and expenses	107,055	161,521	176,799	251,589

Operating loss	(81,369)	(135,623)	(98,397)	(172,294)
Interest income (expense), net	124	(74)	(180)	77

Loss from continuing operations before taxes	(81,245)	(135,697)	(98,577)	(172,217)
Income tax benefit (expense)	—	(629)	—	(629)

Net loss from continuing operations	(81,245)	(136,326)	(98,577)	(172,846)
Loss from discontinued operations, net of tax	(481)	(167)	(1,802)	(482)

Net loss	$(81,726)	$(136,493)	$(100,379)	$(173,328)

Net loss per share, basic and diluted:
Continuing operations	$(5.07)	$(9.41)	$(6.11)	$(12.16)
Discontinued operations	(0.03)	(0.01)	(0.11)	(0.03)

	$(5.10)	$(9.42)	$(6.22)	$(12.19)

Number of shares used in per share calculation:
Basic and diluted	16,019	14,491	16,131	14,217

The accompanying notes are an integral part of these consolidated financial statements.

Interland, Inc.

Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	May 31,	August 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$30,959	$35,255
Short term investments	2,500	16,300
Trade receivables, net	3,311	3,556
Other receivables, net	712	1,604
Income taxes recoverable	612	612
Other current assets	2,217	3,210
Restricted investments	362	362

Total current assets	40,673	60,899
Restricted investments	10,825	18,264
Property plant and equipment, net	27,554	35,935
Goodwill	—	66,646
Intangibles, net	13,770	24,791
Other assets	438	507

Total assets	$93,260	$207,042

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,792	$1,488
Accrued expenses	13,613	16,526
Accrued restructuring charges	5,084	7,129
Current portion of long-term debt and capital lease obligations	3,344	10,845
Deferred revenue	8,442	10,991

Total current liabilities	32,275	46,979
Long-term debt and capital lease obligations	3,732	1,654
Deferred revenue, long-term	316	354
Other liabilities	3,937	5,397

Total liabilities	40,260	54,384

Commitments and contingencies
Shareholders’ equity
Common stock, $.01 par value, authorized 21 million shares, issued and outstanding 16.1 and 16.3 million shares, respectively	161	164
Additional capital	320,678	322,523
Warrants	4,990	4,990
Deferred compensation	(477)	(1,046)
Note receivable from shareholder	(735)	(2,735)
Accumulated deficit	(271,617)	(171,238)

Total shareholders’ equity	53,000	152,658

Total liabilities and shareholders’ equity	$93,260	$207,042

The accompanying notes are an integral part of these consolidated financial statements.

Interland, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the nine months ended
	May 31,	May 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100,379)	$(173,328)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Loss from discontinued operations	1,802	482
Depreciation and amortization	23,755	47,590
Bad debt expense	2,940	5,791
Loss (gain) on sale of assets	(152)	1,578
Goodwill and intangible asset impairment	—	—
Goodwill and asset impairment	73,596	103,796
Other non-cash adjustments	721	1,997
(Gain)/Loss on sale of connectivity accounts	—	—
Changes in operating assets and liabilities net of effect of acquisitions:
Receivables, net	(1,803)	(3,624)
Income tax recoverable	—	778
Other current assets	1,061	477
Accounts payable, accrued expenses and deferred revenue	(8,061)	(12,422)

Cash used in operating activities of continuing operations	(6,520)	(26,885)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant, and equipment	(9,742)	(10,024)
Purchases of held-to-maturity investment securities	(2,000)	(30,300)
Proceeds from held-to-maturity investment securities	15,800	61,700
Net change in restricted investments	7,438	14,293
Acquisitions, net of cash acquired	242	(4,590)

Cash provided by investing activities of continuing operations	11,738	31,079

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt and capital lease obligations	(7,674)	(18,250)
Proceeds from issuance of common stock	—	433
Purchase and retirement of stock	—	(985)
Financing, other	—	(17)

Cash used in financing activities of continuing operations	(7,674)	(18,819)

Net cash used in continuing operations	(2,456)	(14,625)
Net cash used in discontinued operations	(1,840)	(2,063)

Net decrease in cash and cash equivalents	(4,296)	(16,688)
Cash and cash equivalents at beginning of period	35,255	62,693

Cash and cash equivalents at end of period	$30,959	$46,005

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

History of operating losses —The Company’s Web hosting business has incurred net losses and losses from operations for all but one quarter from inception through the first nine-months of fiscal 2004. The Company’s future success is dependent upon its ability to achieve positive cash flow prior to the depletion of cash resources and its ability to raise funds, if needed. Nonetheless, the Company’s current financial forecast supports management’s expectation that the Company will have adequate cash resources to fund operations for at least the next 12 months.

2. Significant Accounting Policies

Interim Unaudited Financial Information — The accompanying unaudited consolidated financial statements for the three and nine- month periods ended May 31, 2004 and May 31, 2003, have been prepared in accordance with generally accepted accounting principles for interim financial information. In management’s opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the three and nine-month periods ended May 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year.

Basis of Presentation – This report on Form 10-Q (“10-Q”) for the third quarter ended May 31, 2004 should be read in conjunction with the Company’s Annual Report on Form 10-K (“10-K”) for the fiscal year ended August 31, 2003. The financial statements include the accounts of Interland, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the fair value of the options to compensation expense on a straight-line basis over the vesting period of the options, the following table illustrates the effect on net loss and loss per share:

Interland, Inc.
Notes To Consolidated Financial Statements (Continued)

	Three-month period ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003
	in thousands, except per share numbers

Net loss as reported	$(81,726)	$(136,493)	$(100,379)	$(173,328)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	173	175	520	300
Deduct: Total stock-based employee compensation expense determined under fair value method- based methods for all awards, net of tax effects	(540)	(961)	(1,794)	(2,708)

Proforma net loss	$(82,093)	$(137,279)	$(101,653)	$(175,736)

Loss per share:
Basic and diluted — as reported	$(5.10)	$(9.42)	$(6.22)	$(12.19)

Basic and diluted — pro forma	$(5.12)	$(9.47)	$(6.30)	$(12.36)

Weighted average shares outstanding Basic and diluted	16,019	14,491	16,131	14,217

Recently issued accounting standards – In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarified the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The Company has evaluated its investments and other relationships and concluded that none meets the requirements for consolidation under FIN 46.

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

3. Discontinued Operations

During the third quarter and first nine-months of fiscal 2004, the Company recorded $0.5 million and $1.8 million, respectively, of losses on disposal of discontinued operations primarily in connection with litigation related to the PC Systems business. The Company has several pending claims concerning the intellectual property rights of its discontinued operations and is vigorously defending these claims. The Company expects to incur additional losses from discontinued operations due to the costs of defending these claims. As of May 31, 2004, the Company had an aggregate amount of $1.0 million accrued for such matters.

4. Restructuring And Facility Exit Costs

In March 2004 the Company decided to change its approach to distributing its mainstream market hosting solutions from reliance upon a direct field sales force to an indirect channel approach. Due to this decision, the Company implemented a restructuring program to reduce its cost structure. These restructuring charges include costs of $0.3 million related to lease commitments, and $0.8 million employee severance and benefits. The remaining accruals for these restructuring charges as of May 31, 2004 were $0.3 and $0.1 million, respectively.

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

Interland, Inc.
Notes To Consolidated Financial Statements (Continued)

completed with no economic benefit to the Company or could not be cancelled without penalty, and they were incurred as a direct result of the plan to exit the identified activities. The asset impairments were accounted for in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

The following table shows a reconciliation of the beginning and ending liability balances from August 31, 2001 through May 31, 2004 related to all restructuring activities recorded by the Company under the restructuring programs described in the above paragraphs. The balance at May 31, 2004 represents the remaining liabilities to be paid in cash:

		Property,		Employee
	Lease	plant, and	Other exit	termination	Goodwill and
	abandonments	equipment	costs	benefits	Intangibles	Total
	(In thousands)
Balance at August 31, 2000	$—	$—	$—	$—	$—	$—
Plan charges	9,404	26,915	3,528	727	69,704	110,278
Cash paid	(683)	—	—	(498)	—	(1,181)
Non-cash write downs	—	(26,915)	—	—	(69,704)	(96,619)

Balance at August 31, 2001	$8,721	$—	$3,528	$229	$—	$12,478
Cash paid	(1,625)	—	(487)	(229)	—	(2,341)
Other adjustments	538	—	(1,862)	—	—	(1,324)

Balance at August 31, 2002	$7,634	$—	$1,179	$—	$—	$8,813
Plan charges	2,061	1,317	1,886	1,317	—	6,581
Cash paid	(3,831)	(227)	(625)	(1,165)	—	(5,848)
Other adjustments	(218)	46	(1,216)	(121)	—	(1,509)
Non-cash write down	—	(871)	—	—	—	(871)

Balance at August 31, 2003	$5,646	$265	$1,224	$31	$—	$7,166
Plan charges	273	—	—	845	—	1,118
Cash paid	(1,607)	(236)	(227)	(749)	—	(2,819)
Other adjustments	174	—	(428)	—	—	(254)
Non-cash write down	—	—	—	—	—	—

Balance at May 31, 2004	$4,486	$29	$569	$127	$—	$5,211

During the nine-month period ended May 31, 2004 the Company continued to pay down the lease abandonment obligations according to the contractual monthly liability, net of sublease payments received, which the Company believes will continue through 2007. The Company also adjusted its reserves down related to bandwidth contract obligations by $0.4 million as a result of continued negotiations and expects to have complete resolution in fiscal year 2005. The Company also increased its reserves by $0.2 million related to lease abandonment obligations as a result of changes in the Company’s sublease expectations and landlord requirements. The employee termination benefits associated with the termination of the mainstream market direct sales force of $0.8 million, which $0.7 million was paid out by May 31, 2004. The remaining $0.1 million will be paid out in the fourth quarter of this fiscal year.

5. Purchase Business Combination Liabilities

In connection with the acquisitions of Interland-Georgia in fiscal 2001, iNNERHOST in fiscal 2002, and Trellix Corporation in fiscal 2003, the Company accrued certain liabilities representing estimated costs of exiting certain facilities, termination of bandwidth contracts and involuntary termination of employees in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These amounts are included in “Accrued expenses” on the balance sheet and are not included in the restructuring reserves discussed in Note 3. The following table shows the changes in the accrual from inception to the period ending May 31, 2004:

Interland, Inc.
Notes To Consolidated Financial Statements (Continued)

			Employee
	Lease		termination
	abandonments	Bandwidth	benefits	Total
	(In thousands)
Balance at August 31, 2000	—	—	—	—
Liabilities accrued	$7,098	$1,440	$1,362	$9,900
Cash paid	(123)	—	(83)	(206)

Balance at August 31, 2001	6,975	1,440	1,279	9,694
Other adjustments	2,470	(1,440)	—	1,030
Cash paid	(1,871)	—	(1,027)	(2,898)

Balance at August 31, 2002	7,574	—	252	7,826
Liabilities accrued and adjustments	—	—	675	675
Cash paid	(6,653)	—	(710)	(7,363)

Balance at August 31, 2003	921	—	217	1,138
Liabilities accrued and adjustments	—	—	(89)	(89)
Cash paid	(134)	—	(128)	(262)

Balance at May 31, 2004	$787	$—	$—	$787

During the nine-month period ended May 31, 2004 the Company continued to pay down the lease abandonment obligation according to the contractual monthly liability, net of sublease payments received, which the Company believes will continue through July 2009. The Company made payments on specific obligations included in the business combinations liability of $0.1 million for rent obligations, net of sublease payments received. There were also adjustments of $0.1 million and payments of $0.1 million for benefits paid to specific terminated employees.

6. GOODWILL AND INTANGIBLES

In accordance with the requirements of SFAS 142,“Goodwill and Other Intangible Assets”, the Company tests for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. During the third quarter of 2004, the Company completed the annual impairment test which entailed comparing the aggregate market value of the Company’s outstanding securities plus its liabilities to the aggregate carrying value of the Company’s assets, including goodwill and other indefinite life intangible assets. The Company’s market price of its stock has experienced significant volatility over the last fiscal year and closed as of May 31, 2003, with a market value significantly less that the value at the beginning of the fiscal year. Management retained valuation specialists to assist in the valuation of its intangible assets for purposes of determining the implied fair value of goodwill at May 31, 2004. Upon completion of the annual assessment, Interland recorded a non-cash impairment charge of $66.6 million to remove the remainder of the carrying value of goodwill.

The following table discloses changes in the carrying amount of goodwill from August 31, 2003 through May 31, 2004:

For the Period ended
May 31, 2004
(In thousands)

Balance at August 31, 2003	$66,646
Goodwill acquired	—
Impairment write-down	(66,587)
Other adjustments	(59)

Balance at May 31, 2004	$—

Interland, Inc.
Notes To Consolidated Financial Statements (Continued)

During the third quarter of 2004, the Company performed an impairment test pursuant to the guidance provided by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Upon completion of the assessment, Interland recorded a non-cash impairment charge of $4.8 million, reducing the carrying value of certain core technology, customer relationships, trademarks and other intangible assets to their new estimated fair values. The following table summarizes intangible assets by asset class and related accumulated amortization:

	As of May 31, 2004		As of August 31, 2003
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
	(In thousands)
Amortizable intangible assets:
Core technology	$15,505	$10,383	$17,900	$7,784
Customer account acquisitions	16,323	13,887	16,323	12,602
Customer relationships	9,383	5,153	10,129	3,776
Trademarks	4,553	2,571	6,100	1,798
Other	1,027	1,027	1,162	863

Total	$46,791	$33,021	$51,614	$26,823

7. Property, plant and equipment

The Company had invested in certain software to improve its internal customer billing process. During the third quarter 2004, the decision was made to abandon the project and record an impairment charge of $2.2 million against earnings and reduce the capital assets being held in assets in progress, in accordance with the requirements of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

8. Contingencies

In February 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of Interland’s subsidiary, CommuniTech.Net, Inc. (“Communitech”), which was acquired by Interland in February 2002. The Company’s lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employment agreement and also demands payment from Mr. Murphy’s two promissory notes (one of which was “non-recourse” while the other was “recourse”). In March 2004, Interland retired the 273,526 shares of stock held as collateral and wrote off the $2,000,000 non-recourse promissory note. The other $735,000 full recourse promissory note remains outstanding and continues to be a subject of the Cobb County litigation noted above.

In February 2003 Messrs. Heitman, also a former principal of Communitech, and Murphy filed a lawsuit against Interland, its CEO, Mr. Joel Kocher, and Communitech, in Jackson County, Missouri claiming, among other things, that Interland acted unreasonably in failing to have the S-3 registration statement declared effective by the SEC on a timely basis and claiming that Interland and/or Mr. Kocher made inaccurate disclosures in connection with Interland’s acquisition of Communitech. The complaint asks for compensatory and punitive damages in an unspecified amount. Interland believes that these claims are without merit and will not have a material adverse effect on Interland and intends to vigorously defend the claims.

Interland initiated a lawsuit in the United States District Court for the Northern District of Georgia against the representatives of the former shareholders of Hostcentric (the “Hostcentric Shareholders”), seeking a declaratory judgment that it will be entitled to reimbursement from the escrow fund established as part of the Hostcentric acquisition for any amounts over $180,000 that it may be required to pay to the landlord for a leased facility in Farmingdale, New York. The representatives of the Hostcentric Shareholders have denied Interland’s claims and have attempted to assert various counterclaims. Correspondence between the parties has also discussed the possibility of other claims, but these claims have not yet been asserted in litigation. Interland believes its claims in this case are meritorious, that the counterclaims of the former

Interland, Inc.
Notes To Consolidated Financial Statements (Continued)

Hostcentric shareholders are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

Interland, through its Hostcentric subsidiary, has also initiated a lawsuit in United States District Court for Southern District of New York against the landlord for the same Farmingdale, New York facility, seeking a declaratory judgment that the lease for that facility has been terminated and that the landlord has accepted that termination, thereby eliminating any further obligation on the part of the tenant to make lease payments. The landlord has denied the claims in the complaint and has asserted counterclaims for approximately $200,000 that it claims is past due under the lease. The landlord may, in the future, assert claims against Interland for the balance of payments due under the Lease which claims, the landlord has asserted, could amount to approximately $2 million in the aggregate. As reported above, Interland believes any obligation found to exist to the landlord in excess of $180,000 is the responsibility of the Hostcentric Shareholders. Interland plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

Periodically, the Company is made aware that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operation’s products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and has accrued a liability and charged discontinued operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report. As of May 31, 2004, the Company had an aggregate amount of $1.0 million accrued for such matters.

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

Interland, Inc.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results
Of Operations

Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding Interland’s expectations of its future liquidity needs, its expectations regarding its future operating results including its planned increase in its revenue levels and the actions the Company expects to take in order to maintain its existing customers and expand its operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to it as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include risks associated with our target markets and risks pertaining to our ability to successfully integrate the operations and personnel of the recent acquisitions. Factors that could cause actual results to differ materially from expected results are identified in “Risk Factors” below, and in the Company’s annual report on Form 10-K for the year ended August 31, 2003 and in the Company’s other filings with the Securities and Exchange Commission. All quarterly references are to the Company’s fiscal periods ended May 31, 2004, or May 31, 2003, unless otherwise indicated. All annual references are also on a fiscal August 31st year-end basis, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

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

In order to develop an attractive alternative for business owners, the Company acquired in early 2003 a powerful software tool that enables only modestly trained SME business personnel to build an impressive website with great functionality in a fraction of the time and at a fraction of the cost charged by website development firms. Since the acquisition, the Company has been developing a line of products and services, known as Business Solutions, designed to help mainstream businesses attract and serve customers through websites supplied by Interland designers using its proprietary software. The Company has been testing and marketing products based on the use of the software tools and believes, based on some nine months of experience, that there is a great potential for its mass market products. Based on initial results the Company, in several stages, increased the number of salespeople, web designers and support personnel dedicated to this effort in order to further test the ability of the distribution and provisioning models to perform profitably at increasingly larger scales. The Company was prepared to accept the expected costs of customer acquisition and provisioning so long as performance matched expectations. At the end of February 2004, however, management concluded that despite the fact that many of the assumptions underlying the business plan were being proven, certain aspects of the business were not performing to the standard required to justify

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Moreover, the Company’s research and experience has shown that even those small businesses that have a website require assistance to make their web presence effective in attracting, tracking, and servicing customers. Many of the functions which Interland offers in conjunction with the websites it designs meet this need and can be offered to owners of websites previously designed by others. The Company continues to develop this aspect of the mainstream business, and believes it to be an increasingly important part of its business in the future.

Interland has entered into a marketing arrangement with Advanta, one of the largest providers in the U.S. of credit cards to small businesses, under which Advanta will market Interland’s web hosting solutions to Advanta’s customer base. Interland anticipates that Advanta will begin its marketing efforts during Interland’s fourth fiscal quarter. At the same time the Company is exploring a variety of distribution channels for its mainstream market products, it is endeavoring to stabilize the revenue derived from its acquired businesses. Because all the acquired businesses are subscription businesses that suffer from “churn”, or the regular loss of customers paying monthly fees, the aggregation of a number of such businesses resulted in loss of customers and their associated revenue each month. Since the Company did not wish to continue the long-term support and development of a myriad of products, few resources were devoted to attracting new customers for the legacy acquired product lines. Sales of only the Interland product lines have not, in the aggregate, been sufficient to replace the churn generated by the acquired businesses, resulting in “net” churn. During the third quarter the monthly net churn averaged $83,000, compared to $62,000 during the prior quarter. (Please refer to Risk Factors — “Ours is a recurring-revenue subscriber business and as such the effects of a net loss of monthly recurring revenue are magnified” for further important information on this topic.) Data center performance, customer satisfaction surveys, and call center performance are all believed by management to be good predictors of future churn, and during the third quarter the trends in all of these measures were favorable.

In order to make all of its products as attractive to potential customers as possible, the Company continues to make investments. Among the improvements being made are enhancements to the security and reliability of the Company’s data center and supported networks, rebuilding the web interfaces used by customers to place orders and to control aspects of their websites, and improving customer care management. The Company intends to operate its data centers to a much higher standard of professionalism than had been achieved by any of the acquired web hosting businesses or by any of the Company’s current competitors. The Company also recognizes that it is incurring unnecessary duplicative costs by continuing to maintain discrete hosting platforms for each of its acquired customer bases. The Company is developing a series of platforms and products, which are intended to be attractive both to new customers and to acquired customers who may be expected to move their sites to a newer platform.

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

During the third quarter and first nine-months of fiscal 2004, the Company recorded $0.5 million and $1.8 million, respectively, of losses on disposal of discontinued operations primarily in connection with litigation related to the PC Systems business. The Company has several pending claims concerning the intellectual property rights of its discontinued operations and is vigorously defending these claims. The Company expects to incur additional losses from discontinued operations due to the costs of defending these claims.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

RESULTS OF CONTINUING OPERATIONS

The Company’s consolidated financial information presents the net effect of discontinued operations separate from the results of the Company’s continuing operations.

Comparison of the Quarters and Nine-Months Ended May 31, 2004 And May 31, 2003

The loss from continuing operations decreased $55.1 million to $81.2 million, or 40.4% and $74.3 million to $98.6 million, or 43.0% for the quarter and for the nine-months ended May 31, 2004, respectively, when compared to the same periods of the prior fiscal year. The basic and diluted loss per share decreased $4.34 per share to $ 5.07 per share, or 46.1%, and $6.05 to $ 6.11 per share, or 49.8% for the quarter and for the nine-months ended May 31, 2004, respectively, when compared to the same periods of the prior fiscal year.

Revenues

Total revenues decreased $0.2 million to $25.7 million, or 0.8%, and $0.9 million to $78.4 million, or 1.1%, respectively, for the quarter and for the nine- months ended May 31, 2004 when compared to the same periods of the prior fiscal year.

	For the quarter ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003
			in thousands
Hosting revenue	$24,337	$24,927	$74,500	$77,096
Other revenue	1,349	971	3,902	2,199

Total revenue	$25,686	$25,898	$78,402	$79,295

Hosting revenues decreased $0.6 million to $24.3 million, or 2.4%, and $2.6 million to $74.5 million, or 3.4% for the quarter and for the nine-months ended May 31, 2004, respectively, when compared to the same periods of the prior fiscal year. Hosting revenues for the third quarter and nine months ended May 31, 2004 include $3.1 million and $9.6 million, respectively from the Hostcentric acquisition that occurred in June 2003. Hosting revenues are comprised of shared, dedicated, mainstream market, application hosting services and domain name registrations. The decrease in hosting revenues is primarily attributable to account cancellations, net of new sales and acquisitions. These cancellations may occur as a result of: a) customer action; b) termination by the Company for non-payment; or c) termination by the Company as a result of a decision to no longer provide a particular service. The Company intends to stabilize the revenue of its acquired Web hosting business by focusing on improving customer retention and increasing sales of hosting services.

Shared average monthly revenue per account was $27.07 and $29.60 during the three months ended May 31, 2004 and 2003, respectively. Dedicated average monthly revenue per account was $305.91 and $440.60 during the three months ended May 31, 2004 and 2003, respectively. These ARPU decreases were partially offset by an increase of shared hosting accounts to approximately 181,000 from 171,000 during the three months ended May 31, 2004 and 2003 respectively, and an increase in dedicated servers to approximately 9,800 from approximately 7,000 as of May 31, 2004 and 2003 respectively, due to the recent launch of new products with lower price points.

Other revenues increased $0.4 million to $1.3 million, or 38.9%, and $1.7 million to $3.9 million, or 77.4%, for the quarter and for the nine-months ended May 31, 2004, respectively, when compared to the same period of the prior fiscal year. Other revenues for the third quarter and nine months ended May 31, 2004 include $0.4 million and $1.2 million, respectively from the Hostcentric acquisition that occurred in June 2003. Other revenues are primarily comprised of consulting, co-location, and other fees under contract.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Operating Costs and Expenses

Network Operating Costs

Network operating costs decreased 8.0% to $7.4 million and 20.7% to $21.6 million for the quarter and for the nine-months ended May 31, 2004, respectively, from $8.1 million and $27.2 million in the same periods of the prior year. The Company’s network operating expenses as a percentage of revenues were 28.9% and 27.5% for the quarter and for the nine-months ended May 31, 2004 respectively, as compared to 31.1% and 34.3% in the same periods of the prior fiscal year. The decrease in network operating costs in these periods was primarily related to the data center consolidation, which was a critical part of the Company’s restructuring and integration initiative and was completed in June 2003. This initiative provided a $0.4 million reduction in bandwidth connectivity costs when comparing the quarter ended May 31, 2004 to the same period for the prior year. The Company reached an agreement regarding a domain registration liability in the third quarter of 2003, which resulted in an additional expense of $0.5 million. These decreases were partially offset by an additional $0.7 million in labor related costs due to the company’s commitment to improving customer satisfaction.

Sales and Marketing

Sales and marketing expenses decreased 13.4% to $5.0 million and increased 7.1% to $16.7 million for the quarter and for the nine-months ended May 31, 2004, respectively, from $5.7 million and $15.6 million in the same periods of the prior year. The Company’s sales and marketing expenses as a percentage of revenues was 19.3% and 21.3% for the quarter and for the nine-months ended May 31, 2004, respectively, as compared to 22.1% and 19.7% in the same periods of the prior fiscal year.

The 13.4% quarterly decrease is primarily due to a decrease in outside marketing expenditures of $1.2 million partially offset by an increase in labor related costs of $0.4 million primarily resulting from the expansion of the Company’s mainstream market initiatives earlier in fiscal year 2004. The 7.1% year-to-date increase is primarily due to an increase in labor related costs of $1.6 million. In March 2004, the Company reduced the expenses related to the mainstream marketing initiative that began during the third quarter of fiscal year 2003.

Technical Support

Technical support expenses increased 13.0% to $4.5 million and 21.2% to $14.0 million for the quarter and for the nine-months ended May 31, 2004, respectively, from $4.0 million and $11.5 million in the same periods of the prior year. The Company’s technical support expenses as a percentage of net revenues were 17.6% and 17.8% for the quarter and for the nine-months ended May 31, 2004, respectively, as compared to 15.4% and 14.5% in the same periods of the prior fiscal year. The Company enhanced its technical support efforts to improve customer service resulting in a $0.3 million increase in labor related costs and a $0.2 million increase in related occupancy costs for the quarter ended May 31, 2004 when compared to the same period of the prior year. The comparison of the nine-months ended May 31, 2004 reflects a $1.8 million increase in labor related costs and a $0.8 million increase in related occupancy costs when compared to the same period in the prior year.

General and Administrative

General and administrative expenses decreased 35.8% to $7.7 million and 26.6% to $23.7 million for the quarter and for the nine-months ended May 31, 2004, respectively, from $12.0 million and $32.3 million in the same periods of the prior year. As a percentage of revenues, the Company’s general and administrative expenses was 30.0% and 30.2% for the quarter and for the nine-months ended May 31, 2004, respectively, as compared to 46.4% and 40.7% in the same periods of the prior year. The primary factors causing the quarterly decrease in general and administrative expenses were a $2.1 million decrease in labor related costs associated with the reduction of headcount compared to prior year, a decrease of $0.7 million in legal costs, and a decrease of $0.4 million in related occupancy costs due to the consolidation of office spaces. The decrease in the comparative nine-month periods was primarily due to a $5.3 million decrease in labor related costs, a $1.5 million decrease in professional and technical fees, and a $0.8 million decrease in related occupancy costs.

The Company’s employee base has been reduced from 701 as of May 31, 2003 to 681 as of May 31, 2004.

Bad Debt Expense

Bad debt expense decreased 55.7% to $0.9 million and 49.2% to $2.9 million for the quarter and for the nine-months ended May 31, 2004, respectively, from $2.0 million and $5.8 million in the same periods of the prior year. The decrease in bad debt expense is due to more stringent collection and customer account termination policies.

Interland, Inc.
Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Depreciation and Amortization

Depreciation and amortization expenses decreased 67.0% to $7.3 million and 50.1% to $23.8 million, for the quarter and for the nine-months ended May 31, 2004, respectively, from $22.2 million and $47.6 million in the same periods of the prior year. The Company’s depreciation and amortization expenses as a percentage of revenues was 28.5% and 30.3% for the quarter and for the nine-months ended May 31, 2004, respectively, as compared to 85.7% and 60.0% in the same periods of the prior year. During the third quarter of fiscal 2003, management used the expected discounted present value of future cash flows to determine the fair value of the Company’s identifiable intangible assets and determined that the carrying amount of these assets was higher than their fair values. Upon completion of the assessment, the Company recorded a non-cash impairment charge of $13.9 million to reduce the carrying value of identifiable intangible assets to estimated fair values. As such, the amortization expense of the third quarter of fiscal 2004 was substantially lower than the third quarter of fiscal 2003. Also during the third quarter of fiscal 2003, the Company recorded $9.8 million of accelerated depreciation on the assets associated with closed data centers in Seattle, Los Angeles and Kansas City and $9.6 million additional depreciation and amortization charges associated with acquired entities and purchased assets. With the lower asset base, depreciation expense for the third quarter ended May 31, 2004 was lower than the same period of the prior year.

Restructuring Costs

Restructuring costs were $0.8 million for the quarter and for the nine-months ended May 31, 2004 from $2.2 million and $5.6 million in the same periods of the prior year. The restructuring costs in the third quarter relate to the decision by the Company to change its approach to distributing its mainstream market hosting solutions from reliance upon a direct field sales force to an indirect channel approach. As a result of these restructuring actions the Company is expected to generate approximately $5.2 million of annualized savings.

Merger and Integration Costs

During the Company’s fiscal quarter and for the nine-months ended May 31, 2004 no merger and integration expenses were incurred. During the nine months ended May 31, 2003, the Company recorded $0.5 million for financial advisory services, legal, accounting, relocation, employee stay bonuses and other non-capitalizable expenses directly related to merger and integration of the business following the Interland-Georgia acquisition and other acquisitions occurring in fiscal 2002.

Goodwill Impairment

In accordance with the requirements of SFAS 142, the Company completed its annual goodwill impairment test which entailed comparing the aggregate market value of the company’s outstanding securities plus its liabilities to the aggregate carrying value of the Company’s assets, including goodwill and other indefinite life intangible assets. The Company’s market price of its stock has experienced significant volatility over the last fiscal year and closed as of May 31, 2004, with a market value significantly less that the value at the beginning of the fiscal year. Management retained valuation specialists to assist in the valuation of its tangible and identifiable intangible assets for purposes of determining the implied fair value of goodwill at May 31, 2004. Upon completion of the annual assessment, Interland recorded a non-cash impairment charge of $66.6 million to write-off the remainder of the carrying value of goodwill.

Asset Impairment

During the third quarter of 2004, the Company performed an impairment test pursuant to the guidance provided by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Upon completion of the assessment, Interland recorded a non-cash impairment charge of $4.8 million, reducing the carrying value of certain core technology, customer relationships, trademarks and other intangible assets to their new estimated fair values. The following table summarizes intangible assets by asset class and related accumulated amortization:

The Company had invested in ADC software to improve its customer billing process. The project was delayed during the first quarter of 2004 until further research could be completed and analyzed as to the functionality and benefits of implementing this software. The decision was made in the third quarter of 2004 to abandon the project and record the impairment of the capitalized costs incurred of $2.2 million.

Interland, Inc.
Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Interest Income (Expense), net

Interest income (expense) increased to $0.1 million and decreased to $(0.2) million, respectively, for the quarter and for the nine-months ended May 31, 2004 from $(0.1) and $0.1 million in the same periods of the prior year. Interest income (expense), net consists of interest income earned on the Company’s combined cash and cash equivalents, short-term investments, and restricted investments less interest expense on debt (primarily capital leases). The change is primarily due to the lower levels of cash and liquid investments that were available for investment, lower interest rates and interest expense incurred in the early payoff of an outstanding line of credit.

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

The following table reflects the calculation of EBITDA from continuing operations and a reconciliation to net cash provided by (used in) operating activities:

	For the quarter ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003
	in thousands
Net loss	$(81,726)	$(136,493)	$(100,379)	$(173,328)
Depreciation and amortization	7,331	22,194	23,755	47,590
Interest expense (income)	(124)	74	180	(77)
Income tax expense	—	629	—	629
Discontinued operations	481	167	1,802	482

EBITDA	$(74,038)	$(113,429)	$(74,642)	$(124,704)

Interest income / (expense)	124	(74)	(180)	77
Provision for bad debts	874	1,975	2,940	5,791
Loss on the sale of assets	(81)	—	(152)	—
Goodwill and asset impairment	73,596	103,796	73,596	103,796
Other non-cash adjustments	173	2,477	721	3,575
Changes in assets and liabilities:
Receivables, net	(572)	(2,086)	(1,803)	(3,624)
Income tax expense (benefit)				778
Income tax recoverable	—	(629)	—	(629)
Other current assets	521	820	1,061	477
Accounts payable, accrued expenses, and deferred revenue	(182)	(4,185)	(8,061)	(12,422)

Net cash provided by (used in) operating activities	$415	$(11,335)	$(6,520)	$(26,885)

For the quarter ended and for the nine-months ended May 31, 2004, the Company’s EBITDA increased $39.4 million and $50.1 million, respectively, resulting in an EBITDA loss of $74.0 million and $74.6 million. This increase is primarily due to the cost savings from the integration and restructuring efforts during fiscal year 2003 and the decrease in bad debt expense attributed to the more stringent collection and customer account termination policies.

Interland, Inc.
Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Liquidity and Capital Resources

As of May 31, 2004, the Company had $31.0 million in cash and cash equivalents. In addition, the Company had $2.5 million in short-term investments and $11.2 million in short and long-term restricted investments representing a total of $44.7 million of restricted and unrestricted cash and investments. This represents a decrease of $25.5 million compared to August 31, 2003.

Of the $11.2 million in restricted investments, $4.7 million serves as collateral for a financing agreement with U.S. Bancorp Oliver-Allen Technology Leasing. This amount will gradually decrease until the agreement terminates in February 2009. The remainder of the restricted investments relates to collateral amounts for merchant services agreements and does not have a stated maturity date.

On a comparative basis cash used in operating activities of continuing operations decreased $20.5 million or 76.4% to $6.5 million for the nine-months ended May 31, 2004 versus the $26.9 million of cash used in operating activities for the same period in the prior year. The reduction in cash used in continuing operations is reflective of the Company’s integration initiatives that reduced facility, bandwidth connectivity and employee related costs. Cash provided by investing activities decreased $19.5 million or 62.6% to $11.7 million for the nine-months ended May 31, 2004 versus $31.1 million of cash provided by investing activities for the same period in the prior year. The decrease in cash generated from investing activities is primarily related to a reduction in the investments that were liquidated in order to fund daily cash requirements. Cash used in financing activities decreased $11.1 million or 59.0% to $7.7 million for the nine-months ended May 31, 2004 versus the $18.8 million of cash used in financing activities for the same period of prior year. The decrease in cash used in financing activities is primarily due to the reduction of overall debt and capital lease obligations. Cash used in discontinued operations decreased $0.2 million or 10.8% to $1.8 million for the nine-months ended May 31, 2004.

In July 2001, the Company entered into a financing arrangement with U.S. Bancorp Oliver-Allen Technology Leasing for a sale and leaseback of up to $14.6 million for certain equipment, primarily computer hardware. The stated interest rate on the facility is 5.75%. In January 2002, the Company repurchased certain of the leased assets from U.S. Bancorp Oliver-Allen Technology Leasing at a total cost of $2.9 million. In connection with the repurchase, approximately $3.3 million of cash and equivalents became unrestricted. On February 1, 2004, the Company terminated the sale and leaseback agreement and repurchased the assets. In conjunction with this lease termination the company executed a five-year promissory note with US Bancorp Oliver-Allen Technology Leasing for the repurchase amount. As of May 31, 2004, the principal balance on the promissory note was $4.5 million. The Company has pledged $4.7 million as collateral for this promissory note; this amount will gradually decrease until the agreement terminates in February 2009. These restrictions prevent the Company from utilizing the related cash and cash equivalents until all of its obligations under the note are satisfied. The promissory note requires monthly payments of $93,000 over the next five years.

The Company anticipates making capital expenditures of approximately $13.5 million during fiscal 2004, generally for server equipment and related software, hardware to improve service reliability and security, integration and restructuring activities, and other expenditures related to new customer growth. During the first nine-months of fiscal 2004, the Company expended $10.9 million on capital equipment purchases.

The Company’s continued future success is dependent upon its ability to achieve and sustain positive cash flow prior to the depletion of cash resources and to raise funds, thereafter, if needed. The Company assessed its overall cash flow and cash balances for the next four quarters. Although the Company does not believe that it can achieve meaningful positive cash flows during that period (primarily due to payment of accrued liabilities), the Company believes it has adequate cash and liquid resources to fund operations and planned capital expenditures through at least the next 12 months. The Company’s long-term cash needs will be dependent upon additional factors such as pricing pressures, level of investment on data center reliability and security improvement, our ability to reduce net churn and unexpected costs associated with discontinued operations and pending litigations.

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

disperse risks among parties involved. The Company has evaluated its investments and other relationships and concluded that none meet the requirements for consolidation under FIN 46.

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

Interland has incurred net losses and losses from operations for all but one of each quarterly period from its inception through the quarter ended May 31, 2004. A number of factors could increase its operating expenses, such as:

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

Past operating results have fluctuated significantly on a quarterly and an annual basis. Quarterly and annual operating results may continue to significantly fluctuate due to a wide variety of factors. Because of these fluctuations, comparing operating results from period to period is not necessarily meaningful, and it would not be prudent to rely upon such comparisons as an indicator of future performance. Factors that may cause its operating results to fluctuate include, but are not limited to:

•	Demand for and market acceptance of the Company’s services and products;

•	Introduction of new services or enhancements by Interland or its competitors;

•	Costs of implementing new network security features;

•	Technical difficulties or system downtime affecting the Internet generally or its hosting operations specifically;

•	Customer retention;

•	Increased competition and consolidation within the Web hosting and applications hosting markets;

•	Changes in its pricing policies and the pricing policies of its competitors; and

•	Gains or losses of key strategic partner relationships.

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

During the 52 weeks ended May 31, 2004, the high and low closing price for Interland common stock on NASDAQ was $12.20 and $2.67, respectively.

Interland operates in a new and evolving market with uncertain prospects for growth and may not be able to achieve and sustain growth in its customer base or to maintain its average revenue per customer account (ARPU).

The market for Web hosting and applications hosting services for small- and medium-sized businesses, and especially the mainstream market, has only recently begun to develop and is evolving rapidly. Interland’s future growth, if any, will depend upon the willingness of small- and medium-sized businesses to purchase Web and applications services, Interland’s ability to increase or at least maintain its average revenues-per customer, and its ability to retain customers. As of May 31, 2004, Interland’s average monthly revenue per customer account was $27.07 for shared hosting services and $305.91 for dedicated hosting services, and its average monthly customer turnover was 3.6% for shared hosting services and 5.7% for dedicated hosting services. The corresponding average monthly revenue per customer as of May 31, 2003 was $29.60 for shared hosting services and $440.60 for dedicated hosting services, and the associated average monthly customer turnover rates were 4.0% for shared hosting services and 6.1% for dedicated hosting services. The market for Interland’s services may not develop further, consumers may not widely adopt its services and significant numbers of businesses or organizations may not use the Internet for commerce and communication. If this market fails to develop further or develops more slowly than

Interland, Inc.
Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

The Company has initiated a product line and marketing program directed at the “mainstream market” of SMBs without an effective Web presence. This initiative is described in fuller detail in the “Business” section. This is a new product line, and the products and services in this line may prove unprofitable to the Company unless it is successful in implementing them and achieving economies of scale in its distribution and service delivery activities. Although the Company has announced that it is reducing its level of investment in this initiative, such reduction may only be temporary, and financial results during this period of retrenchment will not necessarily be indicative of future performance if investment is resumed.

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

indemnification. For the nine-months ended May 31, 2004, the Company incurred $1.8 million in litigation expenses from the PC business. The Company expects to incur additional expense relating to defending or settling PC related claims.

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

An element of the strategy for the Company’s growth is to further develop the use of third parties that resell its services. Many of these resellers are Web development or Web consulting companies that also sell Interland’s Web hosting services, but that generally do not have established customer bases to which they can market these services. The Company is not currently dependent on any one reseller to generate a significant level of business, but it has benefited and continues to significantly benefit from business generated by the reseller channel. Although Interland attempts to provide its resellers with incentives such as price discounts on its services that the resellers seek to resell at a profit, the failure of its services to be commercially accepted in some markets, whether as a result of a reseller’s performance or otherwise, could cause its current resellers to discontinue their relationships with the Company. The Company is in discussions with Verizon regarding a potential renewal, modification or extension of its current agreement, which otherwise expires November 1, 2004. However, the Company cannot predict the outcome of these discussions. Verizon accounts for 2.8% of the Company’s monthly revenue.

We May Require Additional Cash in the Future and May Not Be Able to Secure Adequate Funds on a Timely Basis or on Terms Acceptable to Us.

We expect to meet our cash requirements over the next 12 months with existing cash, cash equivalents, short-term investments and cash flows from sales of our services and existing credit facilities. If, however, our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from the sales of our services, management believes it has the ability to curtail capital spending and reduce expenses to ensure our cash and investments will be sufficient to meet our cash requirements for the next 12 months. We may, however, require additional financing sooner than anticipated. In that event, we might not be able to obtain equity or debt financing on acceptable terms, if at all. Also, future borrowing instruments, such as credit facilities and lease agreements, will likely contain covenants which may restrict our ability to incur further indebtedness, and which will likely require us to pledge assets as security for any such borrowings.

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

In addition, the Company may become subject to proposed legislation that would impose liability for or prohibit the transmission over the Internet of some types of information. Other countries may also enact legislation or take action that could impose liability on the Company or cause it not to be able to operate in those countries. On December 16, 2003 the President signed into law the Can SPAM Act of 2003 to prohibit Internet users from sending unsolicited commercial e-mail. Pub. Law. No. 108-187 (the “Can SPAM Act”). The Can SPAM Act prohibits Internet users from collecting or harvesting e-mail addresses using electronic means, prohibits Internet marketers from sending unsolicited commercial e-mails and requires the Federal Trade Commission to conduct a study into the advisability of creating a federal “do not e-mail registry” along the lines of the current “do not call” registry that relates to telemarketing. Interland requires all of its customers to comply with all applicable laws, including the Can SPAM Act. Although to date the Can SPAM Act has not had a significant impact on the Company, there can be no assurance that compliance with the Can SPAM Act will not cause the Company’s operating expenses to increase. The Company does not anticipate that the Can SPAM Act will have a significant impact on the conduct of its business.

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

Interland, Inc.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Substantially all of the Company’s liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of May 31, 2004, approximately 93.6% of the Company’s liquid investments mature within three months and 100% mature within one year. As of May 31, 2004, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values. Generally, the fair market value of fixed interest rate investment securities will increase as interest rates fall and decrease as interest rates rise. The Company does not use derivative financial instruments in its investment portfolio. The portfolio has been primarily comprised of commercial paper rated A1/P1, bank certificates rated AA or better, and corporate medium-term notes rated AA or better. At May 31, 2004, the Company’s investment portfolio included fixed rate securities with an estimated fair value of $37.2 million. The interest rate changes affect the fair market values but do not impact earnings or cash flows. The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt, exclusive of current maturities, at May 31, 2004 was $3.7 million.

Item 4. Controls and Procedures

The Company’s management, including its chief executive officer, chief financial officer and chief accounting officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13(a) – 14(c), and 14(d)) as of May 31, 2004. Based on this review, the chief executive officer, chief financial officer and chief accounting officer concluded that Interland’s disclosure controls and procedures were effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including its chief executive officer, chief financial officer and chief accounting officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Nevertheless, the Company’s management, including its chief executive officer, chief financial officer and chief accounting officer, do not expect that the Company’s disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of the Company’s current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

As discussed in prior quarters, the Company has implemented a number of significant improvements to its internal controls over financial reporting. While we continued to make incremental improvements to our internal controls over financial reporting during the quarter ended May 31, 2004, there were no changes in the Company’s internal control over financial reporting which management considered to be material, although any improvement necessarily has the potential to avoid a material misstatement.

Interland, Inc.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

In February 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of Interland’s subsidiary, CommuniTech.Net, Inc. (“Communitech”), which was acquired by Interland in February 2002. The Company’s lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employment agreement and also demands payment from Mr. Murphy’s two promissory notes (one of which was “non-recourse” while the other was “recourse”). In March 2004, Interland retired the 273,526 shares of stock held as collateral and wrote off the $2,000,000 non-recourse promissory note. The other $735,000 full recourse promissory note remains outstanding and continues to be a subject of the Cobb County litigation noted above.

In February 2003 Messrs. Heitman, also a former principal of Communitech, and Murphy filed a lawsuit against Interland, its CEO, Mr. Joel Kocher, and Communitech, in Jackson County, Missouri claiming, among other things, that Interland acted unreasonably in failing to have the S-3 registration statement declared effective by the SEC on a timely basis and claiming that Interland and/or Mr. Kocher made inaccurate disclosures in connection with Interland’s acquisition of Communitech. The complaint asks for compensatory and punitive damages in an unspecified amount. Interland believes that these claims are without merit and will not have a material adverse effect on Interland and intends to vigorously defend the claims.

Interland initiated a lawsuit in the United States District Court for the Northern District of Georgia against the representatives of the former shareholders of Hostcentric (the “Hostcentric Shareholders”), seeking a declaratory judgment that it will be entitled to reimbursement from the escrow fund established as part of the Hostcentric acquisition for any amounts over $180,000 that it may be required to pay to the landlord for a leased facility in Farmingdale, New York. The representatives of the Hostcentric Shareholders have denied Interland’s claims and have attempted to assert various counterclaims. Correspondence between the parties has also discussed the possibility of other claims, but these claims have not yet been asserted in litigation. Interland believes its claims in this case are meritorious, that the counterclaims of the former Hostcentric shareholders are without merit, plans to continue to contest the matter vigorously, and believes that no material adverse effect on Interland will occur as a result of this litigation.

Interland, through its Hostcentric subsidiary, has also initiated a lawsuit in United States District Court for Southern District of New York against the landlord for the same Farmingdale, New York facility, seeking a declaratory judgment that the lease for that facility has been terminated and that the landlord has accepted that termination, thereby eliminating any further obligation on the part of the tenant to make lease payments. The landlord has denied the claims in the complaint and has asserted counterclaims for approximately $200,000 that it claims is past due under the lease. The landlord may, in the future, assert claims against Interland for the balance of payments due under the Lease which claims, the landlord has asserted, could amount to approximately $2 million in the aggregate. As reported above, Interland believes any obligation found to exist to the landlord in excess of $180,000 is the responsibility of the Hostcentric Shareholders. Interland plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

Periodically, the Company is made aware that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operation’s products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and has accrued a liability and charged discontinued operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report. As of May 31, 2004, the Company had an aggregate amount of $1.0 million accrued for such matters.

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

Interland, Inc.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In March 2004, the Company executed on 273,526 shares of stock, at an average price per share of $7.31, held as collateral on a promissory note and immediately retired them from circulation.

ISSUER PURCHASES OF EQUITY SECURITIES

(c) Total Number of
			Shares Purchased as Part	(d) Maximum Number of Shares
	(a) Total Number of	(b) Average Price Paid	of Publicly Announced	that May Yet Be Purchased Under
Period	Shares Purchased	per Share	Plans or Programs	the Plans or Programs
March 2004	273,526	$7.31	—	—
April 2004	—	$—	—	—
May 2004	—	$—	—	—
Total	273,526	$7.31	—	—

Item 6.  Exhibits And Reports On Form 8-K

(A)      Exhibits:

Exhibit	Description
3.01	Unofficial Restated Articles of Incorporation of Registrant (as amended through April 24, 2002) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 5/31/02).

3.01(b)	Articles of Amendment to Articles of Incorporation of Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended 8/31/02).

3.02	Unofficial Restated Bylaws of the Registrant (as amended through April 24, 2002) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 5/31/02).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(B)      Reports on Form 8-K.

On April 14, 2004, the Company filed a Form 8-K regarding its financial results for the fiscal quarter ended February 29, 2004.

On April 19, 2004, the Company filed a Form 8-K with a transcript and related material from its earnings conference call.

On April 28, 2004, the Company filed a Form 8-K with its amended Code of Conduct.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interland, Inc. (Registrant)

Dated: July 7, 2004	/s/ Allen L. Shulman Allen L. Shulman Senior Vice President, Chief Financial Officer, and Executive Counsel (Principal Financial Officer)