Form 10-K
period 2004-08-31
INTERLAND INC /MN/
filed 2004-11-15
CIK 854460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2004 was approximately $84 million.

The number of outstanding shares of the registrant’s Common Stock on September 30, 2004 was 16,091,602.

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

General

Interland, Inc. (“Company”), is a leading provider of online solutions for small- and medium-sized enterprises (“SMEs”) which enable them to design, sustain, and modify a website to facilitate the acquisition, maintenance and servicing of their customers. These products and services include: online marketing services, electronic commerce services, website creation and management, shared and dedicated hosting services, and application hosting management. Interland acquires customers directly—primarily through advertising in print and electronic media—and through distribution partners.

The current Web hosting business was formed through the merger of the Company’s HostPro division and Interland, Inc., a Georgia Corporation (“Interland-Georgia”), followed by eight company or account acquisitions from October 2001 through June 2003.

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

On February 8, 2002, the Company acquired CommuniTech.Net, Inc., (“CommuniTech.Net”) a Kansas City, Missouri based Web hosting company.

On May 3, 2002, the Company acquired Dialtone, Inc., (“Dialtone”), a Fort Lauderdale, Florida based leading dedicated Web hosting company.

On August 1, 2002, the Company acquired iNNERHOST, Inc., (“iNNERHOST”), a Miami, Florida based Web hosting company serving small- and-medium-sized businesses.

On January 3, 2003, the Company acquired Trellix Corporation (“Trellix”), a privately held developer of software-based website solutions. Founded in 1995, Trellix is a provider of private-label website publishing solutions, integrated business services, and low-cost hosting technology. Trellix offers a suite of site building tools and services that enable Interland and its users to create professional websites highly efficiently.

On June 13, 2003, the Company acquired Hostcentric, Inc., (“Hostcentric”) a privately held provider of a broad range of Web hosting services to small business and enterprise customers.

The Company has no current plans to make additional acquisitions for the purposes of adding customers.

The Company’s revenue is primarily derived from recurring monthly charges to its customers supplemented by, among other things, setup fees, domain name acquisition and renewal fees, excess data communications charges, and consulting services. The Company plans to grow by offering combined website design, website hosting, and servicing and marketing-related products and consultation to small-and-medium-sized business owners. The targeted market is sometimes referred to as the “mass market” or “mainstream market” strategy to distinguish it from the market for traditional technical hosting. The Company’s strategy is based on the assumption that its targeted market is in greater need of expertise and value-added solutions and is therefore more likely to pay for higher margin services and less likely to switch providers.

The Company’s operations are reported on a fiscal basis with its fiscal year ending on August 31. All references contained herein including annual and quarterly periods are on a fiscal basis. The Company’s common stock is listed on the Nasdaq National Market under the trading symbol “INLD”. The Company’s principal executive offices are located at 303 Peachtree Center Avenue, Suite 500, Atlanta, Georgia 30303. The Company’s telephone number is (404) 720-8301 and its website is located at www.interland.com. Information contained in the Company’s website is not part of this annual report.

The company makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after filing with the SEC.

Corporate Strategy

Interland is a leader in making the power of the Internet available to SMEs. In addition to providing traditional web-hosting and electronic commerce services to those who desire mere presence on the World Wide Web, Interland offers products and services designed to permit an SME to utilize a website as an alternative communication channel with its clients and potential clients. The Company’s offerings make it possible and efficient for SMEs to find leads, make sales, and to service their clients online.

Interland offers to provide website marketing, design and management, as well as management of hosted application services through both its shared and dedicated lines of business. (The shared line of business provides services to customers whose needs are compatible with being hosted on a server that hosts hundreds of other similar customers; the dedicated line of business serves customers who require a server or servers exclusively devoted to their needs.) Interland periodically assesses the value of both existing and contemplated service offerings to customers through extensive marketing research directed to its existing customers, with special focus on customers who appear to be successful in using online resources.

Interland’s products are sold directly and through distribution partners, for both shared and dedicated hosting business lines. Interland assembles, bundles and tailors its products to meet the requirements of the distribution partners’ targeted markets, taking into account the respective mechanisms of distribution and branding. Interland provides applications on Linux and Microsoft Windows platforms, which may be used while the customer is an Interland hosting customer. Among these services are website marketing services, website creation and management services, electronic commerce services, email services, and hosting services. In the dedicated line of business Interland provides applications on dedicated servers, as well as network and hardware reliability and security products, marketing services, and bundles supporting outsourcing of specific web-based applications. The lack of technical sophistication of many SMEs, coupled with the relatively high cost of maintaining dedicated servers in-house makes Interland’s dedicated offerings attractive to this market. Larger enterprises use Interland’s dedicated services to develop and host specific activities, often those that are specialized or developmental in nature. A smaller portion of Interland’s dedicated business serves larger enterprises that require managed services provided through multiple servers.

Interland has acquired and developed proprietary software for the efficient integration, packaging and support of new technologies and services into its basic hosting products. The software or technology may be developed by the Company, acquired, or licensed from third parties. The Company’s web design products are largely derived from, or influenced by software and related technology obtained through the acquisition of Trellix Corporation in early 2003. These tools can be configured to enable only modestly-trained SME business personnel to design a website with great functionality in a fraction of the time and at a fraction of the cost charged by website development firms. The tools can also be configured to provide additional functionality designed to be used by professional web designers who can thereby gain high productivity, enabling the Company to provide professional-quality websites at modest cost. The Company’s growing experience in designing websites for a large number of types of businesses further contributes to efficiency. Using the website development tools as a base, the Company is continuing to develop a broad range of products and services, collectively known as “Business Solutions”, designed to help mainstream businesses attract and serve customers through websites supplied by Interland designers using its proprietary design software. During 2003, the Company tested and marketed products based on the use of these software tools. Based on initial results, the Company, in several stages, increased the number of direct salespeople, web designers and support personnel dedicated to this effort in order to further test the ability of the distribution and provisioning models to perform profitably at increasingly larger scales.

At the end of February 2004, however, management concluded that despite the fact that many of the assumptions underlying the business plan were being proven, certain aspects of the business were not performing to the standard required to justify continued high levels of investment. Accordingly, in early March 2004 the Company announced that it would substantially reduce its investment level and concentrate the website and software development teams in Atlanta for greater interaction with the rest of the Company. At the same time, the Company recognized that the costs of acquiring customers through a directly-employed sales force would substantially retard market penetration and accordingly shifted its customer acquisition efforts to an indirect sales model.

Interland’s distribution partners enable it to acquire new customers at a lower cost relative to revenue than would be possible through direct marketing and sales. Interland’s distribution partners now include telecommunications companies, Yellow Pages publishers, credit card companies, as well as local resellers, which also often provide other technology services to their clients. Interland intends to expand and grow its relationships with these partners.

Products And Services

Interland offers a number of products across its channels of distribution in both its shared and dedicated lines of business. The company defines products as: applications (discrete software code provided to the customer); services (software and hardware bundled together and used by the customer on a shared basis), and managed services (Company personnel operate and support a particular application or service on behalf of the customer). Other than for the former customers of Hostcentric, all of Interland’s products are provisioned and billed by a central operational support system (OSS) enabling centralized plan management.

Interland offers dedicated servers on either Windows or Linux operating systems together with the relevant applications to support secure and reliable application hosting. The Company also employs shared servers running either Linux or Windows operating systems as the technology platform to offer an integrated suite of website design, online marketing, and ecommerce applications. Both product lines are designed to address the needs of small- and medium-sized businesses.

Most of the Company’s revenues are generated from recurring monthly fees. The remainder is derived from one-time setup fees for website creation, product installation, domain names and other related one-time fees. The Company generally sells its services under month-to-month agreements, but also offers longer-term contracts. Customers most often pay for the services monthly by credit card or by automatic draft of checking accounts.

Shared hosting service

Shared hosting services are delivered either in a network-attached storage or in a server-based storage configuration. The former is marketed as “blueHalo”, and provides a shared external IP address and name-based domains internally. Product packages range from entry-level starter packages to business e-commerce shared Web hosting products. Interland’s shared hosting packages lower the capital asset component of the Company’s costs by placing numerous customers on a single shared server, and provide a lower price to the customer. Starter packages are designed for websites with relatively low volumes of traffic and provide a Web presence at minimal cost. The Company’s products are designed so that a customer who purchases an entry-level plan can easily upgrade to more full-featured services. Interland’s services feature easy-to-use control panels and extensive on-line documentation that allow customers to easily control their own applications. The majority of the Company’s customers use its shared hosting services.

         Website promotion services

Many SMEs require assistance in promoting their website and Interland offers a broad range of online marketing and promotions services, including managed pay per click advertising, search engine optimization, Google Adwords credits, and Internet marketing submission services, which are designed to draw potential customers to the SME’s website.

       Website design and content management services

Following its acquisition of Trellix, Interland introduced website development services, both in the form of a suite of software tools configured for use by end users, and in the form of consultation and design development services. The Company believes that the primary barriers to adoption of online solutions by SMEs have been a lack of technical expertise and the perceived high cost and often unsatisfactory experience associated with engaging a traditional professional website development firm. The Company believes that its Business Solutions services provide a superior alternative at a cost that SMEs will regard as affordable and efficient.

       E-commerce and other applications hosting services

Interland’s applications hosting services allow customers to outsource the deployment, configuration, hosting, management and support of various software applications. The Company’s applications hosting services allow customers to deploy a software application more quickly and with reduced initial costs. In addition, many small- and medium-sized businesses do not have the internal technical resources to support multiple software applications. The Company therefore believes that outsourcing these functions is a desirable alternative for these businesses. The types of applications the Company can successfully host for customers include collaboration tools, business tools, mail-service tools and e-commerce applications. The Company itself hosts applications that consist of website building tools, online storefront, e-commerce solutions, and a suite of managed services all of which are designed to help businesses succeed online.

       Email

The Company provides email services to all of its shared hosting customers.

Dedicated hosting service

In contrast to a shared hosting environment, which hosts multiple customers on a single server, dedicated hosting employs one or more servers dedicated to a single customer. Dedicated hosting provides a customer with increased performance, server access, the ability to use custom applications, greater security and higher levels of technical support, and higher volumes of data communications service. Interland provides both managed and unmanaged dedicated services. For managed dedicated hosting services, the Company monitors, administers and troubleshoots the software that operates the client server. For unmanaged dedicated hosting services, the customer administers the server remotely, with the Company providing the hardware monitoring and network and hardware support. Dedicated hosting services are targeted for websites that generally require sophisticated databases for critical application needs or typically experience high user traffic volumes. The Company’s managed services are targeted to those who need the complex services required for mission-critical websites, but do not want to administer their own server. The dedicated services include access to a proprietary control panel, which enables customers to setup and maintain websites on the server.

Interland offers dedicated Web hosting services for major computer platforms, including Microsoft NT, Windows and Linux.

Other products and services

Interland also makes available other complementary products and services including domain name registration and technical consulting. The Company believes these value-added products and services enable it to provide its customers the necessary tools to create, host and maintain a successful Web presence. The Company believes that the outsourcing of these functions is a desirable and increasingly preferred alternative for SMEs.

Partner specific products

Interland has a number of product configurations that are only sold through distribution partners and are not marketed under the Interland brand directly. (See, “Key Strategic Relationships” below.)

Sales and Marketing

Interland’s sales and marketing strategy focuses on providing demonstrable benefits to small- and medium-sized businesses. The Company has identified target market segments and seeks to match that segment’s particular needs with a specific subset of the Company’s offered products, pricing, and selling initiatives. The company sells products both directly and through a number of distribution partners. Prospects are generated from the current client base and from online and print advertising.

Key Strategic Relationships

Interland has established, and intends to continue to develop, relationships with leading technology providers, including major software, hardware, development and Internet marketing organizations, to enhance the design and sales of its products and services. These relationships enable the Company to quickly gain access to innovative technologies, to provide more creative solutions for its customers, and to allow it to offer customers resources that would otherwise be prohibitively expensive. The Company is also able to build upon the research, development and expertise of these companies in developing and launching new products. The Company believes that these relationships will enable it to continue to provide its customers with the necessary tools to create, host and maintain a successful Web presence and to have access to sophisticated e-commerce and applications solutions. Included among these relationships are:

       Enterprise Distribution Partners (EDP)

Enterprise Distribution Partners sell Interland’s products under the partner’s brand name. These partners offer a customized mix of the Company’s software, infrastructure, and support. Financial terms for these customers are typically negotiated based upon the bundles developed and generally provide Interland some guaranteed minimum performance. Dex Media is a recently named example of an EDP partner.

       Enterprise Resellers

Enterprise Resellers sell Interland’s products jointly under the partner’s brand name and Interland’s brand name. These partners also offer a customized mix of the Company’s sales, software, infrastructure, and support, and financial terms are usually based on a fee paid by Interland per customer, or on a percentage of the revenues generated. Advanta, a credit-card company, is an example of an Enterprise Reseller.

       Value-Added Partners

Value-Added Partners (“VAPs”) may sell Interland’s products under the partner’s or Interland’s brand name. They differ from Enterprise Resellers in that they most often offer services or products of their own (such as website design, or providing and installing personal computers) and tend to be smaller and more locally focused. The Company has thousands of such relationships today.

       Technology Marketing Partners

Technology Marketing Partners provide joint for marketing, which helps Interland sell the partner’s software or hardware. These partners also serve as credible references, and provide the Company with valuable insights into the direction of the technology being developed by these partners. Microsoft Corporation and IBM are among the Company’s Technology Marketing Partners.

Customers

As of August 31, 2004, the Company had approximately 177,000 paid shared hosting customer accounts and it managed nearly 9,000 dedicated servers compared to 200,000 paid shared hosting customer accounts and nearly 8,500 dedicated servers as of August 31, 2003. Additionally, the Company hosts thousands of more basic websites under plans formerly marketed by Trellix through Internet portals and other companies, such as CNET.

Network Infrastructure, Technology and Operations

To provide a secure and reliable hosting environment, Interland has constructed a managed infrastructure, consisting of data centers, a redundant Internet communications backbone, enterprise management software, and an advanced network.

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

Proprietary Technology

Interland’s various proprietary technologies are designed to allow customers to order, change and manage their Web hosting accounts easily regardless of their level of technical expertise. Proprietary technologies also enable the Company to automate a number of back-end functions and processes. For example, the Company’s provisioning system automatically activates customer-initiated website changes within minutes of entry. The Company’s administration page technology lets customers modify their websites from the Internet without having to contact the Company’s support staff. This technology provides the Company with the opportunity to achieve greater operational efficiencies and allows the customer to change passwords, protect specific directories, and to create database sources without the assistance of the Company’s technical support staff. Although the Company believes that its suite of technology offers its customers significant benefits, the Company does not believe that any sustainable material competitive advantage is derived from intellectual property associated with its operation of its data centers.

Network operations centers

Interland continuously monitors its network operations with technical experts in Windows and Linux operating platforms. The network operations center personnel monitor each piece of equipment, including routers, switches and servers, as well as all Internet and communication connections. The network operations centers are designed to allow engineers, administrators, and support staff to continually monitor all systems and to be promptly alerted to any abnormalities. The Company has procedures designed to rapidly resolve technical problems that arise.

International Revenues

Interland’s international revenues from continuing operations totaled $11.6 million, $10.4 million and $10.6 million in 2004, 2003 and 2002, respectively. International revenues are denominated and paid in U.S. dollars and represent revenues from international customers generated and supported in the U.S. The Company has no network operations outside of the United States.

Competition

Interland believes that the primary competitive factors in the technical segment of its business are reliability, technical support and price. Although the market is intensely competitive, the Company believes that it compares favorably with its competition on these factors. In the SME mainstream market, the Company believes that the critical success factor is the ability to enable businesses owners to use their website to attract potential clients, to make sales, and service their clients.

The pricing in the technical segment is subject to heavy competitive pressure and competitors have even offered such services at a dramatically reduced price, or even for free, as a means of acquiring market share or of fostering market awareness. The Company believes that promotional pricing by competitors will continue for only a limited time, and that the costs of providing reliable service and effective technical and customer support will ultimately be reflected in market prices. Nonetheless, relatively low prices are likely to continue to be available for very basic service, and customers who only require a minimal web presence can be expected to often be lost to competitors whose cost structures and prices are based on providing rudimentary service.

The SME hosting market is highly fragmented with a large number of competitors, most of which have market share of less than 1%. A number of these companies offer Web hosting in addition to their core products and services. Current and potential competitors in the market include Web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, large information technology firms that provide a wide array of information technology services, computer hardware suppliers and Internet-centric companies. Some of the Company’s most prominent competitors include Yahoo!, Earthlink, NTT/Verio and Affinity Internet, Inc.

The Company does not consider itself to be in direct competition with companies such as IBM, Digex, Globix or Navisite since these companies generally provide high-end services that are highly customized, require the user to have technical expertise, and typically charge several thousand dollars per month. Interland’s solutions are standardized, do not require the user to have technical expertise, and generally sell for less than $100 per month. Interland believes that it can sell standardized solutions to a larger customer base on a more efficient and profitable basis than can providers of high-end, customized solutions.

Intellectual Property

Interland relies on a combination of laws (including patent, copyright, trademark, service mark and trade secret laws) and contractual restrictions to establish and protect proprietary rights in its services. As of August 31, 2004, the Company owned eleven issued U.S. patents and had several additional patent applications pending but not yet issued. Interland has entered into confidentiality and other agreements with its employees and contractors, including agreements in which the employees and contractors assign their rights in inventions to. Interland has also entered into nondisclosure agreements with its suppliers, distributors and some customers in order to limit access to and disclosure of its proprietary information. Nonetheless, neither the intellectual property laws nor contractual arrangements, nor any of the other steps the Company has taken to protect its intellectual property can ensure that others will not use its technology, or that others will not develop similar technologies.

Interland licenses, or leases from others, many technologies used in its Internet application services. The Company expects that it and its customers increasingly will be subject to third-party infringement claims as the number of websites and third-party service providers for Web-based businesses grows. Although the Company does not believe that its technologies or services infringe the proprietary rights of any third parties, the Company cannot ensure that third parties will not assert claims against it in the future or that these claims will not be successful. Although it has discontinued operations as a manufacturer of personal computers in the electronics industry, the Company is nonetheless subject to litigation arising from its past activities. It is not uncommon in the electronics industry for patent, trademark and other intellectual property rights claims to be asserted against companies, including component suppliers and personal computer manufacturers. Periodically, the Company is made aware that technology it has used in these discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operations’ products or processes, it may be legally liable to the owner of such intellectual property. Moreover, even in those instances where the Company is justified in denying claims that it has infringed on the intellectual property rights of others, it may nonetheless be forced to defend legal actions taken against the Company relating to allegedly protected technology, and such legal actions may require the Company to expend substantial funds. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors — Impairment of Interland’s intellectual property rights could negatively affect its business or could allow competitors to minimize any advantage that Interland’s proprietary technology may give it.”

Government Regulation

Interland is not currently subject to direct federal, state or local government regulation, other than regulations that apply to publicly registered businesses generally. This could change in the future – see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors – Interland’s business operates in an uncertain legal environment where future government regulation and lawsuits could restrict Interland’s business or cause unexpected losses.”

Employees

The Company employed approximately 615 individuals, including 60 contractors as of August 31, 2004 compared to approximately 761 individuals, including 88 contractors as of August 31, 2003. All of the Company’s employees are located in the United States and none is represented by a labor organization with respect to employment by the Company. As of August 31, 2004, the Company has never had an organized work stoppage, and it considers its employee relations to be satisfactory.

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

Item 2. Properties

Interland leases several facilities which includes 143,215 square feet (of which 34,250 sq.ft. are subleased) in Atlanta, Georgia; 25,628 square feet (all of which are subleased) in Boise, Idaho; 43,851 square feet (of which 20,457 sq.ft. are subleased) in Bellevue, Washington; 45,000 square feet (of which 26,763 sq.ft. are subleased) in Tukwila, Washington; 64,174 square feet in Miami, Florida; 17,230 square feet (of which 2,180 sq.ft. are subleased) in Concord, Massachusetts; 12,500 square feet in Orlando, Florida and 15,229 square feet in Fremont, California.

Item 3. Legal Proceedings

In February of 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of Interland’s subsidiary, CommuniTech.Net, Inc. (“Communitech”), which was acquired by Interland in February 2002. The Company’s lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employment agreement and also demands payment from Mr. Murphy’s two promissory notes (one of which was “non-recourse” while the other was “recourse”). In March 2004, Interland retired the 273,526 shares of stock held as collateral and wrote off the $2,000,000 non-recourse promissory note, which had been carried as Stockholder’s Equity. The other $735,000 full recourse promissory note remains outstanding and continues to be a subject of the Cobb County litigation noted above. Mr. Murphy has asserted various counterclaims in response.

In February 2003 Mr. Heitman, also a former principal of Interland’s subsidiary Communitech, and Mr.Murphy filed a lawsuit against Interland, its CEO, Mr. Joel Kocher, and Communitech, in Jackson County, Missouri claiming, among other things, that Interland acted unreasonably in failing to have the Form S-3 registration statement declared effective by the SEC on a timely basis and claiming that Interland and/or Mr. Kocher made inaccurate disclosures in connection with Interland’s acquisition of Communitech. The complaint sought compensatory and punitive damages in an unspecified amount. Interland believes that these claims are without merit and will not have a material adverse effect on Interland and intends to vigorously defend the claims. In an order dated August 26, 2004, the Missouri court dismissed two of the thirteen counts in Heitman and Murphy’s complaint and ordered them to re-plead the remaining eleven counts.

In February 2004, the Company initiated a lawsuit in the United States District Court for the Northern District of Georgia against the representatives of the former shareholders of Hostcentric (the “Hostcentric Shareholders”), seeking a declaratory judgment that it will be entitled to reimbursement from the escrow fund established as part of the Hostcentric acquisition for any amounts over $180,000 that it may be required to pay to the landlord for a leased facility in Farmingdale, New York, in accordance with the acquisition agreement between the Company and Hostcentric and its shareholders. The representatives of the Hostcentric Shareholders have denied Interland’s claims and have attempted to assert various counterclaims. Correspondence between the parties has also discussed the possibility of other claims, but these claims have not yet been asserted in litigation. Interland believes its claims in this case are meritorious, that the counterclaims of the former Hostcentric shareholders are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

In February 2004, the Company, through its Hostcentric subsidiary, has also initiated a lawsuit in United States District Court for Southern District of New York against the landlord for the same Farmingdale, New York facility, seeking a declaratory judgment that the lease for that facility has been terminated and that the landlord has accepted that termination, thereby eliminating any further obligation on the part of the tenant to make lease payments. The landlord has denied the claims in the complaint and has asserted counterclaims for approximately $200,000 that it claims is past due under the lease. The landlord may, in the future, assert claims against Interland for the balance of payments due under the lease, which claims, the landlord has asserted, could amount to approximately $2 million, in the aggregate. Interland plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

On March 14, 2003, Halo Management, LLC, filed a suit against Interland in the U.S. District Court for the Northern District of California alleging that Interland’s use of blueHALO(tm) to describe its proprietary Web hosting architecture infringes on the plaintiff’s registered trademark HALO (U.S. Patent and Trademark Office Serial No. 75/870,390; Registration No. 2,586,017). On August 10, 2004, the court granted Interland’s motion for summary judgment. Shortly thereafter, Interland filed a motion asking the court to order the plaintiff to pay Interland’s attorneys’ fees in defending the action. Subsequently, the parties entered into a settlement agreement providing for the resolution of all outstanding claims and mutual general releases with no resulting material adverse effect on Interland. Pursuant to the terms of the settlement agreement, the plaintiff agreed to Interland’s continuing use of its blueHALO(tm) mark and agreed not to contest Interland’s efforts to register its blueHALO(tm) mark in the U.S. Patent and Trademark Office.

Interland is also defending a case entitled Novell, Inc. v. Micron Electronics, Inc. filed in August 1999 in state court in Utah County, Utah. Novell claims that it was underpaid for royalties on sales of several versions of its NetWare software purportedly distributed by Interland’s predecessor, Micron Electronics, between 1996 and 1998. In addition, Novell also believes it is entitled additional royalties for sales of the software purportedly distributed by NetFrame between 1993 and 1997. Micron Electronics acquired NetFrame in 1997. Novell is seeking an accounting and damages. Interland believes it has meritworthy defenses to Novell’s claims. The litigation is still in the discovery phase.

Periodically, the Company is made aware that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operation’s products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and has accrued a liability and charged discontinued operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report. As of August 31, 2004, the Company had an aggregate amount of $1.0 million accrued for such matters.

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

Item 4. Submission Of Matters To A Vote Of Security Holders

On July 1, 2004 the Company held its annual meeting of shareholders. The following matter was voted upon:

The election of six directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and have qualified. The following table provides the number of votes cast for and withheld as to the election of directors.

	Votes	Votes
Name of Nominee	For	Withheld
Joel J. Kocher	13,377,250	282,266
John B. Balousek	13,323,448	336,067
Robert C. Lee	13,337,052	322,463
Edward L. Shapiro	13,427,642	231,873
Robert T. Slezak	13,398,740	260,775
John Patrick Crecine	13,501,214	158,301

Item 4A. Executive Officers and Directors of the Registrant

The executive officers and directors of the Company and their ages as of October 30, 2004, were as follows:

Name	Age	Position
Joel J. Kocher	48	Chairman of the Board of Directors, President and Chief Executive Officer
Allen L. Shulman	56	Senior Vice President, Chief Financial Officer, and Executive Counsel
Richard A. Pitrolo	44	Vice President, Service Delivery
William Jones	44	Chief Information Officer, Vice President of Operations
Juan G. Troncoso	42	Vice President, Finance & Accounting
James A. Lambert	38	Vice President, Human Resources
Jonathan B. Wilson	38	Vice President, General Counsel
Glenn R. Hofmann	39	Vice President, Shared Services
John B. Balousek	59	Director
John P. Crecine	65	Director
Robert Lee	56	Director
Edward Shapiro	39	Director
Robert T. Slezak	47	Director

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

Allen L. Shulman is Senior Vice President, Chief Financial Officer and Executive Counsel. He was elected as Senior Vice President, Chief Financial Officer, and General Counsel in October 2002, after serving as Vice President and General Counsel since joining the Company in November 2001. Mr. Shulman served as General Counsel of CheckFree Corporation from May 1997 until October 2001 and additionally as Chief Financial Officer from August 1998 to June 2000. From 1983 to 1996, Mr. Shulman held a number of executive positions with United Refrigerated Services, Inc., including Chief Operating Officer, Chief Financial Officer, and General Counsel. From 1974 to 1983, he practiced law in New Jersey and in Chicago where he was a partner in the firm of Conklin & Adler.

Richard A. Pitrolo is Vice President of Service Delivery. He joined the Company in November 2003. Prior to joining the Company, Mr. Pitrolo was most recently Vice President of Operations for Stream International, a global leader in outsourced technology and customer support service from June 2000 to October 2003. Mr. Pitrolo also served as Director of Operations and Support at Inacom Corporation from August 1998 to June 2000. Mr. Pitrolo has served as President and General Manager of PC Technologies Services, as well as numerous management positions within Gateway Corporation.

William Jones became Chief Information Officer, Vice President of Operations in July 2003. A 20-year veteran in information technology. Prior to joining Interland, Mr. Jones was CIO of Tivoli Systems from May 2000 to January 2003, and as director of Americas infrastructure services for the IBM Software Group from November 1998 to May 2000. From October 1996 to October 1998, he served as director of operations in the IT group for ENTEX Information Services, a privately held computer systems reseller and services company. During his 14-year tenure at Electronic Data Systems (EDS) from June 1982 to October 1996, he held various technical and management positions with emphasis on information technology operations.

Juan G. Troncoso has served as Vice President of Finance & Accounting since September 2003, after serving as Vice President of Finance since joining the company in March of 2001. Prior to joining Interland, Mr. Troncoso served as Finance Director for PSINet from 2000 to 2001, Latin American Controller for Anixter International from 1999 to 2000, Director of Global Acquisitions for Chatham International from 1998 to 1999. Mr. Troncoso also held several positions at SRC International from 1986 to 1998, including Vice President of Finance & Administration, Corporate Controller and Chief Financial Officer.

James A. Lambert joined the Company in June of 1998 in the Human Resource department and has been serving as Vice President of Human Resources since April 2004. Mr. Lambert has accumulated more than twelve years of experience in all aspects of the human resources field. Prior to joining Interland, Mr. Lambert held numerous human resources positions with both large and small organizations including Boise Cascade Corporation and Idaho Power Company. Additionally, Mr. Lambert has more than ten years of manufacturing and logistics experience.

Jonathan B. Wilson joined Interland-Georgia in 2001 and was promoted to General Counsel in January 2004. Prior to joining Interland Mr. Wilson was the General Counsel of Pivotry Corporation, an Internet start-up from July 2000 to November 2000. Before July 2000, Mr. Wilson was an attorney with King & Spalding for approximately two years. As an attorney, Mr. Wilson’s primary expertise is in the law governing the Internet and Intellectual Property. Mr. Wilson is the Chair of the Internet Industry Committee for the ABA’s Public Utility, Communications and Transportation Law Section and has served in that capacity since founding the committee in 1997.

Glenn R. Hofmann joined the Company in 1998 as Director of Internal audit. Mr. Hofmann has also held management positions in Project Management, was the AVP of Information Technologies and was most recently promoted to Vice President of Shared Hosting Services in April 2004. Prior to joining Interland, Mr. Hofmann was Application Supervisor of Dakota Clinic, Ltd. from July 1996 to August 1998. Mr. Hofmann brings over 17 years of diverse business experience to this position focused primarily in the areas of systems implementation, project management and team leadership.

John B. Balousek has served as a member of the board of directors since August 1999. He currently serves as a Director on the boards of Aptimus, Inc. and Central Garden & Pet Company, both publicly held companies, and several privately held firms. From 1998 to 1999, Mr. Balousek served as Executive Vice President and a founder of PhotoAlley.com, a San-Francisco-based start-up company providing electronic commerce services. He served as Chairman and CEO of True North Technologies, a digital and interactive services company of True North Communications, parent company of Foote Cone & Belding Communications, Inc., a global advertising and communications company, from March to July 1996. Mr. Balousek continued to serve as a Director of True North Communications until January 1997. From 1991 to February 1996, Mr. Balousek served as President, Chief Operating Officer and Director of Foote Cone & Belding Communications.

Dr. John Patrick Crecine became a director of Interland in November 2003. Dr. Crecine is Chief Executive Officer of B.P.T., Inc., a private investor, and consultant. He was President of the Georgia Institute of Technology from 1987 to mid-1994. Previously he served as a Professor at the University of Michigan and founding Director of the Institute of Public Policy Studies from 1965 to 1975. He became Dean of the College of Humanities and Social Sciences at Carnegie Mellon University in 1976, a position he held until 1983 when he became the University’s Provost and Senior Vice President for Academic Affairs. He held that position until his Georgia Tech appointment. He is a member of the Board of the Georgia Department of Industry, Trade and Tourism. He also has been a Director of INTERMET Corporation, a publicly held company, since 1993.

Robert Lee has served as a member on the board of directors since April 1999. He is currently also a Director on the boards of Broadvision, Inc. and Netopia, Inc., both publicly held companies, as well as several privately held firms. From 1995 to May 1998, Mr. Lee served as President of Business Communications Services for Pacific Bell. Mr. Lee also served as Executive Vice President, California Market Group, for Pacific Bell from 1993 to 1995.

Edward Shapiro has served as a member of the board of Directors since March 2002. He is currently a partner with PAR Capital Management, Inc. He also has held the positions of vice president with Wellington Management Company LLC, and financial analyst with Morgan Stanley & Co. He serves as a director on the boards of two privately held firms.

Robert T. Slezak has served as a member on the board of directors since August 2001. He currently also serves as a Director on the board of Pegasus Communications Corp., a publicly held company. Mr. Slezak has worked as an independent management consultant since November 1999. From October 1989 to November 1999, Mr. Slezak served as Chief Financial Officer of Ameritrade Holding Corporation, managing the accounting, finance, tax, mergers and acquisitions and regulatory reporting functions of this online brokerage firm.

PART II

Item 5. Market For Registrant’s Common Equity And Related Shareholder Matters

Interland’s common stock trades on the NASDAQ National Market under the symbol “INLD.” The following table shows for the fiscal periods indicated the high and low close prices for the Company’s common stock, as reported by the NASDAQ National Market:

		High	Low
2004	Fourth Quarter ended August 31, 2004	$4.07	$2.71
	Third Quarter ended May 31, 2004	5.52	2.67
	Second Quarter ended February 29, 2004	7.36	3.88
	First Quarter ended November 30, 2003	10.56	6.40

2003	Fourth Quarter ended August 31, 2003	$12.20	$7.25
	Third Quarter ended May 31, 2003	12.50	6.50
	Second Quarter ended February 28, 2003	18.90	7.10
	First Quarter ended November 30, 2002	28.30	13.60

The above prices have been adjusted to reflect the Company’s 1-for-10 reverse stock split, which became effective on August 1, 2003.

Holders Of Record

On September 30, 2004, the closing price of Interland’s common stock as reported on the Nasdaq National Market was $3.56 per share and there were approximately 1,800 shareholders of record.

Dividends

Interland has not declared or paid any cash dividend and does not foresee paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data (In thousands)

The following selected historical consolidated statement of income data for the years ended August 31, 2004, 2003 and 2002, and the historical consolidated balance sheet data as of August 31, 2004 and 2003 have been derived from the Company’s audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In fiscal 2001, the Company disposed of its PC Systems and SpecTek business segments, which are reported separately as discontinued operations. See the note entitled “Discontinued Operations” in the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statement of income data below reflects only the results of the Company’s continuing operations.

In fiscal 2003, the Company acquired a Web and applications hosting company and a developer of software-based website solutions. In fiscal 2002, the Company acquired three Web and applications hosting companies, as well as Web hosting accounts from Interliant, Inc., Burlee and AT&T. These acquisitions are reflected in the consolidated financial statements as of the date of acquisition. See the note entitled “Acquisitions” in the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The information contained below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Results of operations for the periods presented are not necessarily indicative of results of operations for future periods.

	Fiscal Years Ended August 31,
(In thousands, except per share amounts)	2004	2003	2002	2001	2000
Statements of income data:
Revenues from continuing operations	$102,745	$106,638	$101,628	$60,752	$32,862
Loss from continuing operations	(102,959)	(178,791)	(5,272)	(145,717)	(26,192)
Net Income (Loss)	(104,663)	(173,879)	(11,293)	(357,194)	41,543
Loss per share, continuing operations
Basic and Diluted	$(6.40)	$(12.19)	$(0.38)	$(14.63)	$(2.70)
Net Income (Loss) per share
Basic and Diluted	$(6.50)	$(11.85)	$(0.82)	$(35.86)	$4.30
Balance sheet data:
Total assets	$84,912	$207,042	$395,278	$429,280	$563,920
Total debt	5,744	12,499	31,166	39,106	1,971
Shareholders’ equity	48,899	152,658	297,730	296,430	506,580

The above per share amounts have been adjusted to reflect the Company’s 1-for-10 reverse stock split, which became effective on August 1, 2003.

Item 7. Management’s Discussion And Analysis Of Financial Condition and Results Of Operations

Statements contained in this Form 10-K that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding Interland’s expectations of the Company’s future liquidity needs, its expectations regarding its future operating results including its planned increase in its revenue levels and the actions the Company expects to take in order to maintain its existing customers and expand its operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to it as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements due to the risks and uncertainties associated with forward-looking statements including risks associated with our target markets, product offerings, and risks pertaining to our ability to successfully enhance the Company’s operations. These and other identified risks are disclosed in the “Risk Factors” section of Item 7 — Management’s Discussion and Analysis included in this Form 10-K for the year ended August 31, 2004. All yearly references are to the Company’s fiscal years ended August 31, 2004, August 31, 2003, or August 31, 2002 unless otherwise indicated. All quarterly references are also on a fiscal basis, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

Overview

Interland is a leader in packaging, distributing, and supporting business-class, online marketing solutions to small and medium enterprises (“SME”) owners, both directly and through partners, enabling those businesses to gain new relationships and better support communication with their existing customers locally and around the world. Interland continues to offer a broad range of products and services, including shared and dedicated hosting services, e-commerce, application hosting, website development, marketing, and optimization tools.

On, January 2002, and May 2002 respectively, the Company acquired the small-sized business focused shared and dedicated Web hosting customer accounts of AT&T Corp., (“AT&T”), and Burlee Networks LLC, (“Burlee”).

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

On January 3, 2003, the Company acquired Trellix Corporation (“Trellix”), a privately held company founded in 1995 is a provider of website development and publishing solutions, integrated business services, and low-cost hosting technology. Trellix offers a suite of site building tools and services that enable users to create professional websites.

On June 13, 2003, the Company acquired Hostcentric, Inc., a privately held company that provides a broad range of Web hosting services to small business and enterprise customers.

The Company’s revenue growth prior to 2004 was attributable to its acquisitions, and the decline in revenue in 2004 was partially offset by the effect of acquisitions. As a result, the Company does not believe its historical financial results are indicative of expected future results. The Company does not anticipate making further acquisitions as a means of growing revenue, but rather it intends to pursue organic growth strategies, including execution of its plans to offer combined website design, development, and management tools to small-and-medium-sized businesses, also referred to as its “mainstream market” initiative.

The Company has no plans to make additional acquisitions for the purpose of adding customers.

During 2004 the Company continued to develop its organic growth strategy. During the first half of 2004 the Company pursued its goal of appealing to the mainstream market primarily by developing products and services it believes are valuable to the target market, and by initiating an effort to distribute these products through direct sales by employees aided by advertising, and supported by a staff of website developers. By the end of the first half of 2004, however, the Company decided to terminate its direct sales efforts in favor of an indirect distribution model in order to decrease the costs of customer acquisition and to accelerate market penetration. The Company incurred a restructuring charge of

$0.8 million in the third quarter associated with this change in distribution approach. Additionally, the Company recognized a non-cash impairment charge to Goodwill and Intangible Assets in the third quarter of $74 million. In the fourth quarter the Company’s financial results reflected the lower costs associated with the indirect model, as well as lower operating costs as the benefits of earlier capital investments and expenses were realized. For 2004 as a whole, the Company reported a Net Loss of $105 million, of which $74 million was attributable to the non-cash impairment charges, and $31 million to non-cash depreciation and amortization expenses. During the fourth quarter of 2004, however, the Company reported a Net Loss of $4.3 million, of which $6.9 million was attributable to non-cash depreciation and amortization expenses.

Critical Accounting Policies And Estimates

This discussion and analysis of financial condition and results of operations have been prepared by management based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its critical accounting policies and estimates, including those related to revenue recognition, valuation of accounts receivable, property, plant and equipment, long-lived assets, intangible assets, and contingencies. Estimates are based on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods.

•	Revenue Recognition — Revenues from continuing operations are primarily generated from shared and dedicated Internet Web hosting, managed services, e-commerce services, applications hosting, domain name registrations, and website development services. Revenues are recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to twenty four months and sometimes require up-front set-up fees, which are deferred and recognized ratably over the customers’ expected service period. Deferred revenues represent the liability for advance billings to customers for services not yet provided. The Company may permit an early termination of a term contract subject to penalties.

•	Valuation of Accounts Receivable — Judgment is required when the Company assesses the likelihood of ultimate realization of recorded accounts receivable, including assessing the likelihood of collection and the credit-worthiness of customers. If the financial condition of the Company’s customers were to deteriorate or their operating climate were to change, resulting in an impairment of either their ability or willingness to make payments, an increase in the allowance for doubtful accounts would be required. Similarly, a change in the payment behavior of customers generally may require an adjustment in the calculation of an appropriate allowance. Each month management reviews customer payment patterns, historical credit card charge-backs, customer cancellation trends, and comparative aged receivables balances in order to determine the appropriate amount of allowance for doubtful accounts receivable to record. The majority of customer payments are made by credit card and all trade receivable balances over 60 days are fully reserved. Additionally, all trade balances 60 days or less are reserved at 7.4%. The Company believes that the current allowance for doubtful accounts receivable is adequate to cover a reasonably expected level of un-collectible accounts receivable as of the balance sheet date.

•	Property, Plant, Equipment and Long Lived Assets — The Company utilizes significant amounts of property, plant and equipment in providing service to its customers. For financial statement reporting purposes, the Company uses straight-line depreciation for property and equipment over our estimate of their useful lives. The Company uses estimated useful lives of three to seven years for equipment and software. Changes in technology or changes in the intended use of property, plant and equipment may cause the estimated period of use or the value of these assets to change. The Company periodically confirms the appropriateness of estimated economic useful lives for each category of property, plant, and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

•	Goodwill and Intangible Assets — In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), the Company periodically evaluates goodwill and intangible assets for potential impairment. The Company tests for the impairment of goodwill and intangible assets annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount by determining whether the Company’s carrying value exceeds its fair value. Fair value is ascertained by using quoted values of the Company’s stock and by using discounted values of expected future cash flows. If impairment of carrying value based on estimated future cash flows exists, the Company measures the impairment through the use of discounted cash flows. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational considerations. Future events could cause us to conclude that impairment indicators exist and that other intangible assets associated with acquired businesses are impaired. Management retained valuation specialists to assist in the valuation of its intangible assets for purposes of determining the implied fair value of goodwill at May 31, 2004. Upon completion of the annual assessment, Interland recorded a non-cash impairment charge of $66.6 million to remove the remainder of the carrying value of goodwill. In addition, the company recorded an impairment charge of $7.0 million for its other intangible assets. Other intangible assets are amortized over an estimate of their period of economic benefit.

•	Contingencies — The Company is subject to proceedings, lawsuits and other claims related to class action lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business. The Company is required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. A determination of the amount of the loss accrual required, if any, for these contingencies, is made after careful analysis of each individual issue. The Company consults with legal counsel and other experts where necessary to assess any contingencies. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

•	Discontinued Operations — During fiscal 2001, the Company discontinued the operations of its PC Systems and SpecTek business segments. These segments have been accounted for as discontinued operations in accordance with APB No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30), and in this regard an estimate of all retained liabilities was recorded. The amounts recorded as of the subsequent reported balance sheet dates represent the estimated remaining liabilities. These amounts are subject to final settlement, which could result in a revision to the estimated loss on the final disposal of these discontinued operations.

•	Restructuring and Acquisition Related Liabilities — The Company has remaining reserves related to its restructuring programs approved and implemented in fiscal year 2001, 2003 and 2004. The Company also incurred liabilities related to the integration of acquired business during fiscal 2002 and 2003. These remaining liabilities include an estimate of future lease payments for data centers and office facilities being exited that cannot be recovered through subleases, employee termination costs, and termination penalties for bandwidth and data connectivity contracts we are no longer utilizing. Future actual amounts may differ from these estimates.

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

	For the fiscal year ended
	August 31,	August 31,	August 31,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Network operating costs	27.5%	30.8%	34.0%
Sales and marketing	19.4%	19.0%	26.4%
Technical support	17.5%	14.7%	16.6%
General and administrative	30.0%	38.4%	38.3%
Bad debt expense	3.6%	6.9%	10.4%
Depreciation and Amortization	29.8%	53.2%	36.1%
Restructuring costs	0.7%	4.8%	-1.3%
Merger and integration costs	0.0%	0.5%	8.0%
Goodwill impairment	64.8%	84.3%	0.0%
Asset impairment	6.8%	13.0%	0.0%
Other expense (income), net	-0.2%	1.2%	0.7%

Total operating costs and expenses	200.0%	266.8%	169.1%

Operating loss	-100.0%	-166.8%	-69.1%
Interest income (expense), net	-0.2%	-0.3%	0.7%
Loss from continuing operations before taxes	-100.2%	-167.1%	-68.4%
Income tax benefit (expense)	0.0%	-0.6%	63.2%

Net loss from continuing operations	-100.2%	-167.7%	-5.2%

The loss from continuing operations for the fiscal year 2004 was $(103.0) million, or $(6.40) per share basic and diluted, on revenues of $102.7 million compared to a loss from continuing operations in 2003 of $(178.8) million, or $(12.19) per share basic and diluted, on revenues of $106.6 million, and a loss from continuing operations in 2002 of $(5.3) million, or $(0.38) per share basic and diluted on revenues of $101.6 million.

     The results of continuing operations for fiscal year 2004 include all operating activities of the Company’s acquisitions. Fiscal year 2003 includes the operating activities of:

•	Interland-Georgia for twelve months;

•	CommuniTech.Net for twelve months;

•	Dialtone for twelve months;

•	INNERHOST for twelve months;

•	Trellix for eight months; and,

•	Hostcentric for two and one-half months.

Discontinued Operations

PC Systems

In fiscal 2001 the Company discontinued the operations of its PC Systems segment, which was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Company retained all liabilities of the PC Systems business not assumed by GTG PC (“Gores”), including, for example, liabilities for taxes arising prior to the closing of the transaction, employee termination and related expenses, and any contingent liabilities arising prior to the closing date.

Through May 31, 2003, or for the applicable statute of limitations with respect to taxes and government contracts, the Company is obligated to indemnify the purchaser and affiliated entities for any breaches of the representations and warranties contained in the agreement. In addition, the Company is obligated for an indefinite period of time to indemnify the purchaser and affiliated entities for any breaches in covenants. The agreement provides that the maximum aggregate liability of the Company for indemnification under the agreement is $10.0 million. To date the Company has not made any indemnification payments.

In fiscal 2004, the Company recognized a loss of $1.7 million from discontinued operations. This loss consisted primarily of required legal fees and reserves in defense and settlement of Micron PC legal matters. The Company’s Micron litigation is ongoing and management expects that there will be additional defense costs in 2005. In fiscal 2003, the Company recognized a gain of $4.9 million from discontinued operations. This gain consisted of a $5.5 million reduction in the Company’s liability for Micron Electronics’ sales taxes payable with various jurisdictions including a settlement reached with the state of Idaho, and a $0.4 million reduction in the Company’s liability for Micron Electronics payroll taxes. These gains were partially offset by a $0.7 million increase in required legal reserves and $0.3 million in other various charges related to discontinued operations. In fiscal 2002, the Company recognized an estimated loss on the disposal of PC Systems of $6.0 million. Included in the loss recognized was a $3.8 million charge in connection with the resolution of disputed obligations owed to the Company by Gores. In addition, the Company wrote down certain sales tax receivable balances to their net realizable value, which resulted in a charge of $0.7 million. As of August 31, 2004, the Company has a sales and use tax assessment and audit reserve of $1.2 million, $0.7 million in contingent liabilities, $0.4 million in legal expenses and $0.3 for other liabilities related to the disposal of discontinued operations.

Comparison of the Years Ended August 31, 2004, 2003, and 2002

Revenues

Total revenues decreased 3.6% to $102.7 million during fiscal 2004 from $106.6 million in fiscal 2003, which represented 4.9% increase over revenues of $101.6 million in fiscal 2002.

	Fiscal Year Ended
	August 31,	August 31,	August 31,
Revenues	2004	2003	2002
Hosting revenue	$97,601	$103,313	$99,755
Other revenue	5,144	3,325	1,873

Total revenue	$102,745	$106,638	$101,628

Hosting revenues decreased 5.5% to $97.6 million during fiscal 2004 from $103.3 million in fiscal 2003 and $99.8 million in fiscal 2002. Hosting revenues are comprised of shared, dedicated, and application hosting services and domain name registrations. The $5.7 million decline in hosting revenues during 2004 was related to account cancellations, net of new customers obtained through sales and marketing activities, partially offset by the growth in hosting revenues attributable to the Hostcentric acquisition. The $3.5 million increase in 2003 was primarily attributable to acquisitions and new customers obtained through sales and marketing activities, net of account cancellations. These cancellations occur as a result of: a) customer action; b) termination by the Company for non-payment; or c) termination by the Company as a result of a decision to no longer provide a particular service. Consequently, the Company has, aside from acquisitions, yet to achieve sustained overall growth in revenue.

Other revenues increased 54.7% to $5.1 million during fiscal 2004 from $3.3 million in fiscal 2003 and $1.9 million in fiscal 2002. Other revenues are primarily comprised of consulting, bandwidth transfer overage billings, Internet connectivity fees, co-location services, and Web-based business solution services. The $1.8 million increase in 2004 is primarily due to $1.5 million increase in other service revenues from a full year of other services revenues from Hostcentric acquisition compared to three months of similar revenues in 2003 and the inclusion of Trellix other service revenues for the full year compared to seven months in 2003, and $0.5 million of new bandwidth transfer overage billings in 2004, offset by a decrease in connectivity revenues from the closure of Communitech of $0.2 million. The increase in other revenues during 2003 is primarily due to an increase in consulting services and the inclusion of seven months of Trellix revenues, partially offset by a decrease in co-location services revenues.

As of August 31, 2004, the Company had approximately 177,000 paid shared hosting customer accounts and managed nearly 9,000 dedicated servers (many of which host multiple websites) compared to 200,000 paid shared hosting customer accounts and 8,500 dedicated servers at August 31, 2003. The decrease in shared hosting customer accounts is primarily due to the Company’s more stringent termination policies applied to delinquent accounts, and voluntary cancellations by customers exceeding new customers acquired.

The Company’s revenues are highly correlated with the net change in the total of the monthly recurring charges associated with all customer accounts. The term “Monthly Recurring Charges” or “MRC”, does not include one-time or variable charges customers may incur, nor is it the same as the actual amount of revenue recognized because, among other things, MRC ignores deferred revenue, and instead uses the charge that applies to a full month. (For revenue recognition purposes a customer who initiates service during the month contributes to revenue the same percentage of the nominal monthly charge as the percentage of the month remaining at inception; a customer who terminates service during the month contributes to revenue the same percentage of the nominal monthly charge as the percentage of the month that elapsed prior to termination. An initiating customer’s entire nominal monthly charge is included in MRC as of the end of the month, but no portion of a terminating customer’s nominal monthly charge is included in MRC as of the end the month during which termination occurs.) MRC, therefore, is not a measure of historical revenues but rather a metric for valuing the revenue potential of the entire customer base as of the end of a period. The Company believes that MRC is useful as a reflection of changes in the base of revenue-generating customers and, consequently, as a predictor of the direction of revenue in the future. It is unlikely that Interland’s future revenues will increase unless Net MRC Change is positive, and the Company does not have a recent history of positive Net MRC Change aside from mergers and acquisitions.

During 2004 the MRC of the Company’s Shared line of business declined from $5,096,000 to $4,353,000, or 14.6%. MRC Churn (MRC of terminating customers as a percentage of beginning MRC) averaged 3.4%, but declined to a 2.8% average during the fourth quarter. The Company believes that this improvement in churn reflects the Company’s investments in improving reliability and customer service that has also led to improved customer satisfaction as measured by surveys. Sales produced New Shared MRC, which averaged $87,000 per month, resulting in an average negative Net MRC Change of $78,000 per month. The Company believes that it is unlikely that Shared MRC Churn can be reduced below 2%, but believes that its current strategy of increasing new sales through indirect distribution of enhanced products and services has the potential to generate enough new business to exceed the amount of MRC Churn and result in positive Net MRC Change and revenue growth.

During 2004 the MRC of the Dedicated line of business declined from $3,103,000 to $2,998,000, or 3.4%. MRC Churn averaged 5.2% but averaged 4.6% during the fourth quarter. New Dedicated sales averaged $159,000 per month, resulting in an average negative Net MRC Change of $5,000 per month. The more recent trends, however, have been negative, resulting in average Net MRC Change during the fourth quarter of negative $47,000. The Dedicated line of business revenue has been affected, and is likely to continue to be affected, by a general reduction in pricing in the industry. MRC Churn in the dedicated line also is driven by rapid changes in server technology, creating in the customer a desire to seek the latest technology at the lowest price in a highly competitive market. Due to recent increases in MRC Churn and price competition, the Company is re-evaluating the profitability of its Dedicated products and seeking alternatives to maximize the Company’s returns in this market. The Company is now offering many of the products and services it has developed primarily for the Shared market to Dedicated customers, but due to the capital cost of a server required to service a new Dedicated customers they must not only be profitable from an operating standpoint, but must also remain as customers long enough for the Company to recoup its investment and provide a satisfactory return on assets employed.

OPERATING COSTS AND EXPENSES

Network Operating Costs

Network operating costs decreased 14.0% to $28.3 million in fiscal 2004 from $32.9 million in fiscal 2003, which had decreased 5.0% from $34.6 million in fiscal 2002. The Company’s network operating costs as a percentage of revenues decreased to 27.5% during fiscal 2004 from 30.8% in fiscal 2003 and 34.0% in fiscal 2002. This decrease is most directly related to the data center consolidation, which was a critical part of the Company’s restructuring and integration initiative. That initiative also accounted for a $4.7 million reduction in bandwidth connectivity costs, a $0.8 million reduction in service fees and a $0.6 reduction in occupancy costs. In addition the Company reduced operating lease costs by $0.8 million as a result of purchasing the underlying leased equipment and a $0.5 million decrease in domain registration costs. These cost savings were partially offset by a $2.2 million increase in employee related costs, a $1.0 million increase in software costs necessary to support customer product offerings, and a $0.5 million increase in repair and maintenance costs to maintain network reliability. Network operating costs were reduced by the fourth quarter of 2004; primarily as negotiated bandwidth cost reductions were realized. Total costs averaged $7.2 million for the first three quarters of the year, but were $6.7 million in the fourth quarter.

The decrease from 2002 to 2003 was primarily related to the Company’s restructuring and integration efforts reducing bandwidth connectivity cost and operating lease costs. The Company currently supports a number of technical platforms, which it acquired from other companies. Compared to a single uniform platform, this situation imposes higher costs because of the need for specialized personnel for both operations and technical support, and in the duplication of effort to make changes to the user interface or operating support system. The Company is exploring means of integrating these platforms in an effort to both improve service and reduce costs.

Sales and Marketing

Sales and marketing expenses decreased 1.6% to $19.9 million during fiscal 2004 from $20.3 million in fiscal 2003, which had decreased 24.4% from $26.8 million in fiscal 2002. The Company’s sales and marketing expenses as a percentage of revenues increased to 19.4% during fiscal 2004 from 19.0% in fiscal 2003 and 26.4% in fiscal 2002. The decrease in sales and marketing expenses is directly attributable to functional centralization and much greater use of on-line advertising and customer initiated on-line sales, and a reduction in reliance on more expensive print advertising and direct mail. The Company believes that it is effective in generating new sales in relation to its expenditures for marketing, advertising, and compensation paid to sales personnel. As the Company makes available a wider range of products and services, increased spending in this area is believed to be likely to positively affect revenue and profitability, particularly in the Company’s Shared line of business. Reflecting the change in distribution approach, the Company expended $11.7 million in sales and marketing expenses during the first half of the year, and $8.2 during the second half.

Technical Support

Technical support expenses increased 14.4% to $18.0 million during fiscal 2004 from $15.7 million in fiscal 2003, which had decreased 6.7% from $16.8 million in fiscal 2002. The Company’s technical support expenses as a percentage of revenues increased to 17.5% during fiscal 2004 from 14.7% in fiscal 2003 and 16.6% in fiscal 2002. The increase in technical support costs is caused by a $1.4 million increase in employee related costs and a $1.0 million increase in occupancy expenses. The increase in spending on technical support reflects the Company’s commitment to improving customer satisfaction as means of avoiding cancellations. The Company has commissioned surveys of its customers’ attitudes toward the Company, and believes that its increased expenditures have resulted in the effect sought. Nonetheless, operating efficiencies resulting from improved data center reliability reduced technical support expenses from an average of $4.7 million during the first three quarters of the year to $4.0 million during the fourth quarter.

The decrease in technical support costs from 2002 to 2003, is primarily due to a $1.3 million reduction in service fees paid to third-party providers for support of acquired accounts, a $0.4 million reduction in professional fee expenses associated with process reengineering initiatives, a $0.3 million reduction in employee-related expenses, and $0.3 million savings in repairs and maintenance costs. Partially offsetting these reductions were increases in contracted labor expenses of $0.6 million and occupancy expenses of $0.6 million. The Company believes that further reductions in the cost component are achievable.

General and Administrative

General and administrative expenses decreased 24.7% to $30.8 million during fiscal 2004 from $40.9 million in fiscal 2003, which had increased 5.3% from $38.9 million in fiscal 2002. The Company’s general and administrative expenses as a percentage of revenues decreased to 30.0% during fiscal 2004 from 38.4% in fiscal 2003 and 38.3% in fiscal 2002. General and administrative expenses decreased primarily due to a $7.3 million decrease in employee related cost, a $1.3 million decrease in professional fees, and a $1.2 million reduction in occupancy costs associated with office consolidation. Partially offsetting these decreases was an increase of $0.4 million increase in legal fees and $0.8 million increase in insurance expenses, which included a one-time payment of $0.4 million for D&O Side A coverage. Primarily owing to the shift in distribution strategy the general and administrative expenses during the first three quarters of 2004 that averaged $7.9 million dropped to $7.2 million for the fourth quarter.

The increase from 2002 to 2003 was primarily related to a $2.3 million increase in professional fees primarily related to process improvements, the initial design requirements of a new billing system and the development of the “mainstream market” initiative, a $1.4 million increase in legal fees associated with litigation arising from the integration of recent acquisitions and related security registrations costs, an additional $1.3 million in salary and benefit costs associated with the acquired workforces of iNNERHOST, Trellix, and Hostcentric, a $0.6 million increase in staffing relocation costs necessary to complete consolidation initiatives, and a $0.5 million increase in premiums for director and officer liability insurance. Partially offsetting these increases was a $2.4 million decrease in occupancy costs associated with office consolidation, a $1.2 million decrease in allocated service fees, and a $0.6 million decrease in communication costs as a result of renegotiated contracts with telecom providers.

Bad Debt Expense

Bad debt expense decreased 49.7% to $3.7 million during fiscal 2004 from $7.3 million in fiscal 2003, which had decreased 30.3% from $10.5 million in fiscal 2002. The Company’s bad debt expense as a percentage of revenues decreased to 3.6% during fiscal 2004 from 6.9% in fiscal 2003 and 10.4% in fiscal 2002. The decrease in bad debt expense is directly attributable to the implementation of more aggressive collection strategies and more stringent non-paying account deactivation termination policies. Generally services are suspended when an account becomes thirty days past due and services are terminated if an account ages beyond sixty days. Bad debt expense has been decreasing each quarter as the Company’s churn has reduced, and as its collection policies took effect. During 2004, the quarterly bad debt expense was $1.1 million, $0.9 million, $0.9 million, and $0.7 million, for the fourth, third, second and first quarters of fiscal 2004, respectively.

The decrease in bad debt expense during fiscal 2002 was also attributable to the implementation of more aggressive collection strategies and more stringent non-paying account deactivation termination policies.

Depreciation And Amortization

Depreciation and amortization expenses decreased 46.0% to $30.6 million during fiscal 2004 from $56.7 million in fiscal 2003, which had increased 54.4% from $36.7 million in fiscal 2002. The Company’s depreciation and amortization expenses as a percentage of revenues decreased to 29.8% during fiscal 2004 from 53.2% in fiscal 2003 and 36.1% in fiscal 2002. The decrease from 2003 to 2004 in depreciation and amortization expense is due to charges in 2003 of $12.1 million in accelerated depreciation and amortization on the assets associated with closed data centers in Seattle, Los Angeles and Kansas City and software products acquired through business combinations. The increase from 2002 to 2003 in annual depreciation and amortization expense was due to (a) $9.8 million of accelerated depreciation on the assets associated with closed data centers in Seattle, Los Angeles and Kansas City; (b) $2.3 million of accelerated amortization of software products acquired through business combinations; and, (c) $9.6 million additional depreciation and amortization charges associated with acquired entities and purchased assets.

Restructuring Costs

Restructuring expense decreased 85.1% to $0.8 million in 2004 from $5.1 million in 2003, which increased from ($1.3) million in 2002. The Company has approved and initiated several restructuring plans related to specific consolidation and integration programs. The three plans approved and implemented are referred to as 2001 Plan, 2003 Plan and 2004 Plan, all of which are noted in further details in the footnotes of the financial statements (See Footnote 4 – Restructuring Costs).

The decrease from 2003 to 2004 is primarily due to less restructuring activities. In March 2004, the Company decided to change its approach to distributing its mainstream market hosting solutions from reliance upon a direct field sales force to an indirect channel approach. Due to this decision, the Company implemented a restructuring program to reduce its cost structure. These restructuring charges include costs of $0.3 million related to lease commitments, and $0.7 million employee severance and benefits. The Company reduced its reserves related to bandwidth contract obligations from its 2003 Plan by $0.4 million as a result of continued negotiations. The Company also increased its reserves under restructuring plan of 2001 by $0.2 million related to lease abandonment obligations as a result of changes in the Company’s sublease expectations and landlord requirements. In 2003, the Company approved and initiated a program to exit certain facilities and consolidate those operations into other existing facilities. This restructuring plan was part of management’s continued plan to streamline the Company’s operations and to reduce the long-term operating costs. The plan provided for the closure of three data center facilities, a reduction of those related workforces of approximately 171 employees, and the termination of bandwidth and data connectivity contracts in place at these and other facilities. The Company exited all three data centers by June 2003 and recorded a charge of approximately $6.6 million. The 2003 Plan charges consisted of $2.1 million in lease termination costs, $1.9 million in bandwidth termination costs, $1.3 million in employee termination benefits, and $1.3 in fixed asset related charges. These plan charges were partially offset by $0.2 million of various adjustments, including the settlement of certain data connectivity contract obligations for amounts less than the original estimates. There was a charge for $0.9 million to property, plant and equipment representing the write down of remaining book value of fixed assets originally written down to their estimated salvage value included in the restructuring charge recorded in Plan Charges. Also during fiscal 2003, the 2001 Plan was adjusted in connection with the bandwidth settlements as the early termination costs reserves were reduced by $1.0 million and lease abandonment liabilities were also reduced by $0.3 million related to the 2001 Plan.

The increase from 2002 to 2003 was primarily attributable to the new plan activity during 2003 compared to no new plan activity and several adjustments to reduce prior accruals in 2002. During 2002, the liability related to other exit costs was reduced by $1.9 million in connection with the settlement of certain data connectivity contract obligations for amounts less than the original estimates The liability related to lease abandonments was increased to $1.3 million due to the impact of revised exit plans pertaining to the Company’s Seattle, Washington facility. The Company settled a disputed tenant improvement allowance with the landlord of an exited facility. In connection with the settlement, the Company was no longer responsible for paying $0.7 million of the remaining lease payments required over the remaining lease term, which was originally accrued in the restructuring charge. The liability was also decreased by $0.1 million to reflect the lease termination for the Company’s Los Angeles, California facility.

Merger And Integration Costs

Merger and integration costs decreased to $0.0 million during fiscal 2004 from $0.5 million in fiscal 2003, and $8.1 million in fiscal 2002. The Company’s merger and integration costs as a percentage of revenues decreased to zero during fiscal 2004 from 0.5% in fiscal 2003 and 8.0% in fiscal 2002. The costs incurred in fiscal 2003 related primarily to employee relocation costs. The costs incurred in fiscal 2002 were comprised of $7.4 million for employee retention bonuses, relocation costs, and termination benefits, $0.2 million for legal services, and $0.5 million for other non-capitalizable costs.

Goodwill Impairment

As of May 31, 2004 in accordance with the requirements of SFAS 142, the Company completed its annual goodwill impairment test which entailed comparing the aggregate market value of the company’s outstanding securities plus its liabilities to the aggregate carrying value of the Company’s assets, including goodwill and other indefinite life intangible assets. The Company’s market price of its stock has experienced significant volatility over the last fiscal year and closed as of May 31, 2004, with a market value significantly less that the value at the beginning of the fiscal year. Management retained valuation specialists to assist in the valuation of its tangible and identifiable intangible assets for purposes of determining the implied fair value of goodwill at May 31, 2004. Upon completion of the annual assessment, Interland recorded a non-cash impairment charge of $66.6 million in fiscal 2004 to write off the remaining balance of the carrying value of goodwill. This compares to a charge of $89.9 million reduction in fiscal 2003 for the Company’s impairment test as of May 31, 2003.

Intangible Asset Impairment

The Company’s aggressive acquisition strategy during 2002 and 2003 resulted in significant accumulated customer and product related intangible asset balances. The Company continued to monitor the performance of these acquired identifiable intangible assets and during the third quarter of 2004, the Company determined that the related discounted present value of future cash flows from its Interliant, AT&T and Burlee customer account acquisitions, as well as customer relationship intangible assets from its CommuniTech.Net, iNNERHOST and Dialtone acquisitions were materially less than previously estimated, due primarily to customer cancellations and company-initiated account terminations. As a result of this assessment, the Company determined that these identifiable intangible assets were worth less than their carrying value, and the Company consequently recorded a non-cash impairment charge of $4.8 million to reduce the asset value to its newly assessed value and a $2.2 million charge for disposal of software. This compares to a charge of $13.9 million in fiscal 2003 for the Company’s impairment test as of May 31, 2003.

Other Expense (Income), Net

Other expense (income), net decreased 114.9% to a $(0.2) million gain during fiscal 2004 from $1.3 million in fiscal 2003, which had increased 88.8% from $0.7 million in fiscal 2002. During fiscal 2004 the Company recognized $0.2 million gain related to the disposal of long-lived assets in accordance with requirements of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. During fiscal 2003, the Company recognized a net $1.3 million loss related to the disposal of long-lived assets. During fiscal 2002 the Company completed the sale of its remaining Boise Idaho based consumer dial-up accounts and certain data center assets which resulted in a net loss of $0.7 million.

Interest Income (Expense), Net

Interest income (expense), net decreased to $(0.2) million during fiscal 2004 from $(0.3) million in fiscal 2003 and from $0.8 million in fiscal 2002. The Company’s interest income (expense), net as a percentage of revenues, decreased to (0.2)% during fiscal 2004 from (0.3)% in fiscal 2003 and 0.7% in fiscal 2002. Interest income (expense), net consists of interest income earned on the Company’s invested cash and liquid investments, less interest expense on debt (primarily capital leases). The cause for the decrease in net interest expense is primarily due to the lower levels of funds available for investment and lower interest rates experienced during fiscal 2004, 2003 and 2002.

Income Tax Provision

The effective income tax expense rate on continuing operations was approximately 0.0% for fiscal 2004, compared to an effective income tax benefit rate of 0.4% for fiscal 2003. Giving rise to the income tax expense in fiscal 2003 is an adjustment to a previously recorded tax benefit receivable. The effective rates principally reflect the federal statutory rate, net of the effect of state taxes, tax-exempt securities and non-deductible goodwill amortization, net of valuation allowance on deferred tax assets. The change in the effective income tax rates primarily reflects tax benefits resulting from a change in the Internal Revenue Code regarding the carry back of net operating losses, as well as a valuation allowance on certain tax assets. On March 9, 2002, a tax law entitled the “Job Creation and Worker Assistance Act of 2002” was passed. The provision of this act that benefited the Company directly during 2002 was the ability to carry back tax losses to the previous five years. During the third quarter of 2002, the Company received approximately $66 million in cash relating to the carry back tax refunds and income tax receivables. This tax refund significantly added to the Company’s cash position but also reduced the amount of tax net operating losses available for carry forward to future years.

Earnings Before Interest, Taxes, depreciation and Amortization (EBITDA)

EBITDA is defined as net income from continuing operations before (i) interest income or expense, (ii) income taxes, and (iii) depreciation and amortization. EBITDA is not an indicator of financial performance under GAAP and may not be comparable to similarly captioned information reported by other companies. In addition, it does not replace net income (loss), operating income (loss), or cash flows from operating activities as indicators of operating performance or liquidity. The effect of taxes and interest on Interland’s net loss is not significant, but depreciation and amortization, primarily as a result of acquisitions, is significant. The Company believes that measuring the performance of the business without regard to non-cash depreciation and amortization can make trends in operating results more readily apparent, and when considered with other information, assist investors and other users of the Company’s financial statements who wish to evaluate the Company’s ability to generate future cash flows.

The Company’s EBITDA loss decreased 40.4% to a loss of $72.1 million during fiscal 2004 from losses of $121.1 million in fiscal 2003, which had increased 261.1% from $33.5 million loss in fiscal 2002. The primary cause for the decreased EBITDA loss during fiscal 2004 was the $66.6 million and $7.0 million asset impairment charges recorded against goodwill and identifiable intangible assets, respectively, that were less than the amounts incurred in 2003.

The following table reflects the calculation of EBITDA from continuing operations and a reconciliation to net cash provided by (used in) operating activities:

	Fiscal Year Ended
	August 31,	August 31,	August 31,
	2004	2003	2002
	(In thousands)
Net loss	$(104,663)	$(173,879)	$(11,293)

Depreciation and amortization	30,650	56,708	36,719
Interest expense (income)	202	327	(752)
Income tax expense (benefit)	—	629	(64,241)
Discontinued operations	1,704	(4,912)	6,021

EBITDA loss from continuing operations	$(72,107)	$(121,127)	$(33,546)

Interest (expense) income	(202)	(327)	752
Provision for bad debts	3,690	7,335	10,529
Gain/(Loss) on the sale of assets	(159)	1,641	—
Goodwill and intangible impairment	73,596	103,796	—
Amortization of deferred compensation	678	2,189	4,271
Income tax (expense) benefit	—	(629)	64,241
Changes in assets and liabilities:
Income tax recoverable	612	778	19,008
Receivables	(1,514)	(2,323)	(9,407)
Other current assets	(206)	742	139
Accounts payable, accrued expenses and deferred revenue	(8,447)	(24,951)	(23,481)

Net cash provided by (used) in operating activities	$(4,059)	$(32,876)	$32,506

The following table reflects the 2004 quarterly calculation of EBITDA from continuing operations and a reconciliation to net cash provided by (used in) operating activities:

2004 Quarterly EBITDA Information (In thousands)
(Unaudited)

	For the quarter ended
	November 30	February 29	May 30	August 31
	2003	2004	2004	2004
	in thousands
Net loss	$(8,553)	$(10,100)	$(81,726)	$(4,284)
Depreciation and amortization	8,182	8,241	7,331	6,896
Interest expense (income)	138	166	(124)	22
Discontinued operations	582	739	481	(98)

EBITDA loss from continuing operations	$349	$(954)	$(74,038)	$2,536

Interest income/(expense)	(138)	(166)	124	(22)
Provision for bad debts	1,131	935	874	750
Loss on the sale of assets	(22)	(48)	(81)	(8)
Goodwill and asset impairment	—	—	73,596	—
Amortization of deferred compensation	173	375	173	(43)
Changes in assets and liabilities:
Receivables	(598)	(633)	(572)	289
Income tax recoverable	—	—	—	612
Other current assets	364	176	521	(1,267)
Accounts payable, accrued expenses, and deferred revenue	(3,459)	(4,421)	(182)	(385)

Net cash provided by (used in) operating activities	$(2,200)	$(4,736)	$415	$2,462

Liquidity And Capital Resources

As of August 31, 2004, the Company had $25.2 million in cash and cash equivalents, $2.5 million in short-term unrestricted investments, and $10.9 million in restricted cash and short-term restricted investments, representing a total cash and investment position of $38.6 million. This represents a $31.6 million or 45.4% decrease from the total cash and investment position of $70.2 million at August 31, 2003, which was comprised of $35.3 million in cash and cash equivalents, $16.3 million in short-and long-term unrestricted investments and $18.6 million in short-and long-term restricted investments.

The following table discloses aggregate information about the Company’s contractual obligations, excluding interest, as of August 31, 2004 and the periods in which payments are due:

					After
Contractual Obligations (in thousands)	Total	1 year	2-3 years	4-5 years	5 years
Operating Leases	$396	$147	$213	$36	$—
Long-term Debt	4,236	789	1,900	1,547	—
Real Property Leases	25,866	5,674	9,221	7,850	3,121
Bandwith Commitments	6,743	3,437	1,825	711	770
Capital Leases	1,511	1,485	26	—	—

Total Commitments	$38,752	$11,532	$13,185	$10,144	$3,891

The components of the change in the Company’s total cash and investment position during fiscal 2004 consist of $4.1 million used to fund operating activities of continuing operations, $11.3 million used to fund financing activities of continuing operations, $1.7 million used to fund discontinued operations, and $7.1 million provided by investing activities of continuing operations that includes $21.5 million of security proceeds, offset by $11.9 million of equipment and related capital expenditures and $2.8 million directors and officers liability insurance deposit.

Cash used in operating activities of continuing operations decreased $28.8 million or 87.7% to $4.1 million during fiscal 2004 from $32.9 million during fiscal 2003. Besides the normal working capital fluctuations of receivables, accrued expenses and accounts payable; the reduction in cash used in continuing operations includes the Company’s continued

payout of restructuring initiatives that reduced facility, bandwidth connectivity, and employee-related costs but, at a lower rate than the prior year.

Cash provided by investing activities decreased $23.7 million or 77.0% to $7.1 million during fiscal 2004 from cash provided by investing activities of $30.7 million during fiscal 2003. The decrease in cash provided by investing activities is related to lower amounts of sales of investment securities to fund operations. In the fourth quarter of 2004, $2.8 million was delivered to one of the Company’s issuers of Directors and Officers Liability Insurance providing a retention deposit for payment of the Company’s obligations to indemnify officers and directors in the event that the Company does not fulfill its obligations directly. At such time as the Company has fulfilled its obligations, the funds will be returned to the Company.

Cash used in financing activities decreased $10.7 million or 48.7% to $11.3 million during fiscal 2004 from $22.1 million during fiscal 2003. The decrease in cash used in financing activities is due to a significant reduction in the amount of debt repayments.

Net cash used in discontinued operations decreased $1.5 million or 46.4% to $1.7 million during fiscal 2004 from cash used in discontinued operations of $3.3 million during fiscal 2003. The reduction in cash used related to discontinued operations reflects the continued winding down of the computer products and services businesses and lower litigation costs in fiscal 2004.

As of August 31, 2002, the Company had $147.9 million in cash and cash equivalents, investments and restricted investments. This represented a decrease of $60.2 million compared to August 31, 2001. Cash used during the fiscal year 2002 included $55.5 million for operations (net of $88.0 million of tax refunds received during the year), $5.6 million for capital expenditures, $18.3 million for repayments of debt and capital lease obligations, $9.8 million for the re-purchase of the Company’s common stock, $42.5 million for business acquisitions, $15.0 million for discontinued operation liabilities, and $2.7 million for notes issued to a related party. Partially offsetting these uses of cash was $1.1 million of proceeds received from the issuance of Company stock.

On July 20, 2001, the Company entered into a financing arrangement with US Bank under which the Company executed a $5.4 million credit agreement. During fiscal 2003, the $5.4 million was paid and the loan was closed. The payoff of this loan released $6.7 million of collateralized cash that was pledged under this agreement.

In July 2001, the Company entered into a financing arrangement with U.S. Bancorp Oliver-Allen Technology Leasing for a sale and leaseback of up to $14.6 million for certain equipment, primarily computer hardware. On February 1, 2004, the Company terminated the sale and leaseback agreement and repurchased the assets. In conjunction with this lease termination the company executed a five-year promissory note with US Bancorp Oliver-Allen Technology Leasing for the repurchase amount. As of August 31, 2004, the principal balance on the promissory note was $4.3 million. The Company has pledged $5.0 million as collateral for this promissory note; this amount will gradually decrease until the agreement terminates in February 2009. As of August 31, 2004, the amount of collateral is $4.5 million. These restrictions prevent the Company from utilizing the related cash and cash equivalents until all of its obligations under the note are satisfied. The original sale-leaseback agreement required payments of $361,000 each month with an end-of-lease buyout amount in July 2004 of approximately $2.9 million. The new promissory note bears an interest rate of 6.75% and requires monthly payments of $93,000 over the next five years.

Prior to the acquisition of iNNERHOST, Inc., iNNERHOST executed a $1.3 million note to finance the construction of a data center. The note bears an interest rate of 10.0%. In connection with the acquisition of iNNERHOST, the Company assumed this obligation. As of August 31, 2004, this obligation has been completely satisfied and terminated. Also prior to acquisition, iNNERHOST executed several term loans to finance equipment purchases. The Company assumed these debts, which have an interest rate of 12.0%. As of August 31, 2004, there is no outstanding balance and these obligations have been completely satisfied and terminated.

On January 3, 2003, the Company acquired Trellix Corporation, a privately held developer of software-based website solutions. The aggregate purchase price was approximately $12.2 million consisting of $4.75 million in cash, 300,000 shares of Interland stock, and 600,000 warrants to purchase shares of Interland stock at a price of $50.00 per warrant. The Company spent $0.8 million during FY2003 for the integration of Trellix and the related mainstream-market deployment. In connection with the acquisition, the Company also assumed $0.2 million in capital lease obligations as well as a $2.5 million working capital deficit.

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

In 2003, the Company implemented an integration and transition program designed to reduce future operating expenses. These expenditures, totaling $23.4 million during fiscal 2003 ($7.1 million for capital expenditures and $16.3 million for operating expenses), were for the purpose of streamlining the Company’s infrastructure, completing the integration of acquisitions, upgrading internal systems, divesting acquired data centers, and consolidating operations.

The Company made capital expenditures of $13.0 million during fiscal 2004 of which $9.6 million was for the purchase of servers, data center equipment and related software, and $3.4 million was investment related expenditures for enhancement of our customer facing systems and security upgrades. During fiscal 2005 the Company expects a lower level of investment related capital expenditures. The Company expects to spend somewhere between $4.0 million and $7.0 million in capital expenditures in fiscal 2005 primarily related to purchases of servers and data center equipment on an as-needed basis with as much re-utilization of equipment from cancelled customers as possible. The Company has also invested in an automated asset tracking system to better manage and improve the rate of return on its assets. The Dedicated line of business is particularly sensitive to capital expenditures since each new customer must be provided with a server, either newly-purchased, or one which had been provided to a former customer. To the extent that the Dedicated business experiences net growth in customers, additional capital expenditures will be required. In determining whether to purchase new Dedicated servers the Company will balance the cost of the investment against the revenue expected, the operating costs necessary to serve the customer, and the likely duration of the relationship with the customer. Consequently, decreases in market pricing and increases in MRC Churn make it more difficult to justify investment.

The Company’s Web hosting business has historically incurred net losses and losses from operations. The Company’s future operation is dependent upon its ability to achieve and sustain positive cash flow prior to the depletion of cash resources. The Company plans to reduce its level of cash requirements through a decrease in capital purchases and by improving sales and reducing churn. The Company also will have reduced cash outlays for payments associated with prior integration and discontinued operation liabilities and will have reduced debt payments because of the buyout of capital lease obligations during 2004. The Company expects to continue to have negative cash flows for at least the next four quarters as it continues to execute on its business plan. There can be no assurance that Interland’s continuing efforts to stabilize or increase its revenue will be successful and the Company will be able to continue as a going concern. If the Company is unable to successfully execute its business plan, it may require additional capital, which may not be available on suitable terms. Nonetheless, management believes it has adequate cash and liquid resources to fund operations and planned capital expenditures through at least the next 12 months.

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

Recently Issued Accounting Standards

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition”, (“SAB 104”), which updates the guidance in SAB No. 101, integrates the related set of Frequently Asked Questions, and recognizes the role of EITF 00-21. The adoption of SAB No. 104 did not have a material effect on the Company’s consolidated financial statements.

In December 2003, the FASB issued a replacement document FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which was issued to clarify the implementation of FIN 46, issued January 2003. The Company has evaluated its investments and concluded that none of the Company’s investments meets the requirements for consideration under FIN 46R.

Off-Balance Sheet Arrangements

We are not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure nor do we maintain any other off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions, or other financial or investment purposes.

Directors & Officers Insurance

During the fiscal year the Company determined that issuers of directors and officers insurance coverage have become more likely to refuse to defend and pay claims than in the past, and have been aggressively interpreting policy language in an attempt to avoid claims. The Company also recognized that lawsuits brought against public companies have the potential to result in defense costs, settlement or judgments that may exceed the ability of companies to fulfill their customary indemnification obligations to directors and officers. Consequently, individual officers and directors of the Company would face exposure to personal liability for the costs of litigation to determine coverage, to defend claims, and to satisfy judgments or settlements, unless supplemental insurance coverage was obtained.

In order to insure this exposure, during the fourth quarter of 2004 the Company, entered into contracts with two insurers, which together are designed to provide further assurance that the Company’s indemnification obligations will be satisfied. The Company purchased a policy of directors and officers insurance, which, in the event of the Company’s inability to pay, will provide broad coverage to individual officers, and directors in these circumstances (customarily referred to as “Side A” coverage). The Company paid $750,000 for a three-year period of coverage beginning on August 1, 2004 for which the associated expense is recognized ratably over the coverage period. Additionally, the Company paid $400,000 in August 2004, which was expensed in 2004, to cover prior claims and certain potential claims, and delivered $2.8 million to the insurer to secure the retained exposure. These held funds are recorded as Other Assets, and, to the extent they are not exhausted, will be re-delivered to the Company when exposure to such claims is extinguished by final resolution of such claims. In each case these policies do not include most customary exclusions, although no director or officer is provided coverage for fraudulent or illegal acts. As reported in ITEM 3 — “Legal Proceedings”, the Company has not recorded any reserve for any such claims, consistent with the application of SFAS 5, “Accounting for Contingencies”.

Risk Factors

You should carefully consider the following factors and all other information contained in this Form 10-K for the fiscal year ending August 31, 2004 before you make any investment decisions with respect to the Company’s securities. The risks and uncertainties described below may not be the only risks the Company faces.

Interland has incurred losses since inception and could incur losses in the future.

     Interland has incurred net losses and losses from operations for all but one of each quarterly period from its inception through the fourth quarter of fiscal 2004. A number of factors could increase its operating expenses, such as:

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

A large majority of our revenue is derived from the monthly recurring charges (“MRC”) incurred by owners of hosted websites. Accordingly, the termination of a single account paying $30.00 per month will affect revenue every month in the future. The loss of such a customer at the beginning of a fiscal year will result in a twelve-fold reduction in revenue for that fiscal year, and the loss of even one such customer each month of the fiscal year will result in a diminution of 78 times the monthly recurring revenue, or $2,340 over the entire fiscal year. Absent the addition of customers through acquisitions, Interland has consistently incurred a net loss in MRC, and this situation may continue with material negative effects on reported revenue and net income. Although reductions in MRC may be offset for a time by increases in revenue derived from one-time or non-recurring charges, the compounding effect of MRC losses will almost certainly eventually result in a meaningful reduction of reported revenue. Moreover, because of Interland’s relatively low percentage of variable costs, a concomitantly high percentage of the amount of revenue loss results in a loss of EBITDA and of net income. There can be no assurance that Interland’s continuing efforts to stabilize or increase its MRC and revenue will be successful. If revenue continues to decline, the Company may eventually require additional capital, which may not be available on suitable terms. Although the Company can reduce spending to some degree, there can be no assurance in such an event that the Company would be able to continue indefinitely as a going concern.

Unfavorable results of existing litigation may cause Interland to have additional expenses or operating losses that could exceed the Company’s ability to pay.

The Company is defending a number of matters in active litigation (See Item 3, “Legal Proceedings”). The cost of defending lawsuits, regardless of their merit, can be substantial. The Company spent $3.0 million during 2004 to defend lawsuits. Although the Company has favorably resolved a number of lawsuits through rulings, verdicts, and minimal settlements, and although the Company may be successful in defending ongoing litigation, the costs of defense cannot be expected to be avoided. The Company believes it has appropriately established reserves for the contingency of adverse verdicts. In order for a loss contingency to be reserved for in the financial statements, GAAP requires that the information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, it is implicit in this condition that it must be probable that one or more future events will occur confirming the fact of the loss and the amount of loss can be reasonably estimated. Therefore, the Company has not reserved for all of its pending lawsuits. Consequently lawsuits for which there is no reserve nonetheless pose a risk of substantial loss which would have a material effect on the Company’s financial position. Additionally, even in those cases where a reserve has been established, the amount of the reserve is necessarily an estimate and the actual result may differ materially. Reserves are established only for the damages that may be assessed, and do not take into account the costs of litigation. Even in those instances where Interland may ultimately prevail on appeal, an adverse verdict in a substantial amount may damage the reputation of the Company, may require the Company to post an appeal bond in an amount which deprives the Company of cash, and require additional expenditures for the cost of appeal. The outcome of litigation is unpredictable, and an adverse final verdict could exceed the Company’s ability to pay.

Because Interland’s historical financial information is not representative of its future results, investors and analysts will have difficulty analyzing Interland’s future earnings potential.

Because the Company has grown through acquisition and its past operating results reflect the costs of integrating these acquisitions, historical results are not representative of future expected operating results. The Company has recognized very sizeable charges and expenditures in the past for impairment charges, restructuring costs, network enhancements, and exploration of the mainstream market. Because these items are not necessarily recurring, it is more difficult for investors to predict future results.

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

Past operating results have fluctuated significantly on a quarterly and an annual basis. Quarterly and annual operating results may continue to significantly fluctuate due to a wide variety of factors. Because of these fluctuations, comparing operating results from period to period is not necessarily meaningful, and it would not be meaningful to rely upon such comparisons as an indicator of future performance. Factors that may cause its operating results to fluctuate include, but are not limited to:

•	Demand for and market acceptance of the Company’s services and products;

•	Introduction of new services or enhancements by Interland or its competitors;

•	Costs of implementing new network security features, CRM systems, and billing modules;

•	Technical difficulties or system downtime affecting the Internet generally or its hosting operations specifically;

•	Customer retention;

•	Increased competition and consolidation within the Web hosting and applications hosting markets;

•	Changes in its pricing policies and the pricing policies of its competitors;

•	Gains or losses of key strategic partner relationships;

•	Impairment charges;

•	Restructuring charges;

•	Merger and integration costs;

•	Litigation expenses;

•	Insurance expenses;

•	Marketing expenses; and

•	Seasonality of customer demand

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

The market price of its common stock has experienced a significant decline. The price has been and is likely to continue to be highly volatile. The following are examples of factors or developments that would likely cause the Company’s stock price to continue to be volatile:

•	Variations in operating results and analyst earnings estimates;

•	The volatility of stock within the sectors within which it conducts business;

•	Announcements by Interland or its competitors regarding introduction of new services;

•	General decline in economic conditions;

•	Reductions in the volume of trading in its common stock, and;

•	The Company’s inability to reduce the rate of account cancellations, or to increase the rate of account additions, or both.

During the 52 weeks ended August 31, 2004 the high and low closing price for Interland common stock on NASDAQ was $10.56 and $2.67, respectively.

Interland operates in a new and evolving market with uncertain prospects for growth and may not be able to generate and sustain growth in its customer base.

Interland operates in a new and evolving market with uncertain prospects for growth and may not be able to achieve and sustain growth in its customer base or to maintain its average revenue per customer account (ARPU). The market for Web hosting and applications-hosting services for small- and medium-sized businesses, and especially the mainstream market, has only recently begun to develop and is evolving rapidly. Interland’s future growth, if any, will depend upon the willingness of small- and medium-sized businesses to purchase Web and applications services, Interland’s ability to increase or at least maintain its average revenues-per customer, and its ability to retain customers. As of August 31, 2004, Interland’s average monthly revenue per customer account was $27.72 for shared hosting services and $334.88 for dedicated hosting services, and its average monthly customer turnover was 2.8% for shared hosting services and 4.6% for dedicated hosting services. The corresponding average monthly revenue per customer as of August 31, 2003 was $27.76 for shared hosting services and $411.54 for dedicated hosting services, and the associated average monthly customer turnover rates were 4.4% for shared hosting services and 5.3% for dedicated hosting services. The market for Interland’s services may not develop further, consumers may not widely adopt its services and significant numbers of businesses or organizations may not use the Internet for commerce and communication. If this market fails to develop further or develops more slowly than expected, or if Interland’s services do not achieve broader market acceptance, Interland will not be able to grow its customer base. In addition, Interland must be able to differentiate itself from its competition through its service offerings and brand recognition. These activities may be more expensive than Interland anticipates, and Interland may not succeed in differentiating itself from its competitors, achieving market acceptance of its services, or selling additional services to its existing customer base.

Because Interland’s target markets are volatile, the Company may face a loss of customers or a high level of non-collectible accounts.

The Company intends to continue to concentrate on serving the small- and medium-sized business market. This market contains many businesses that may not be successful, and consequently present a substantially greater risk for non-collectible accounts receivable and for non-renewal. Moreover, a significant portion of this target market is highly sensitive to price, and may be lost to a competitor with a lower pricing structure. Because few businesses in this target market employ trained technologists, they tend to generate a high number of customer service and technical support calls. The expense of responding to these calls is considerable, and the call volume is likely to increase in direct proportion to revenue, potentially limiting the scalability of the business. Additionally, if the customer becomes dissatisfied with the Company’s response to such calls, cancellation, non-payment, or non-renewal becomes more likely. Interland’s strategy for minimizing the negative aspects of its target market include:

•	Increased expenditures on sales and marketing programs to replace failing customers;

•	Capitalizing on infrastructure efficiencies to become a profitable provider at the lowest sustainable price;

•	Automating customer care and technical support to reduce the cost per call, and to minimize the time spent by Company personnel;

•	Intensive training and supervision of customer care and technical support personnel to maximize customer satisfaction; and,

•	Increasing the number and breadth of services to differentiate the Company from competition.

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

The Web hosting and applications hosting markets are highly competitive, which could hinder Interland’s ability to successfully market its products and services. The Company may not have the resources, expertise or other competitive factors to compete successfully in the future. Because there are few substantial barriers to entry, the Company expects that it will face additional competition from existing competitors and new market entrants in the future. Many of Interland’s current and potential competitors have greater name recognition and more established relationships in the industry and greater resources. As a result, these competitors may be able to:

•	Develop and expand their network infrastructures and service offerings more rapidly;

•	Adapt to new or emerging technologies and changes in customer requirements more quickly;

•	Devote greater resources to the marketing and sale of their services; and,

•	Adopt more aggressive pricing policies than the Company can.

Current and potential competitors in the market include Web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, large information technology firms and computer hardware suppliers. These competitors may operate in one or more of these areas and include companies such as Yahoo!, NTT/Verio, Affinity Internet, and Earthlink.

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

An element of the strategy for the Company’s growth is to further develop the use of third parties that resell or recommend its services. Many of these resellers are Web development or Web consulting companies that also sell Interland’s Web hosting services, but that generally do not have established customer bases to which they can market these services. The Company is not currently dependent on any one reseller to generate a significant level of business, but it has benefited and continues to significantly benefit from business generated by the reseller channel. Although Interland attempts to provide its resellers with incentives such as price discounts on its services that the resellers seek to resell at a profit, the failure of its services to be commercially accepted in some markets, whether as a result of a reseller’s performance or otherwise, could cause its current resellers to discontinue their relationships with the Company. The Company also is developing relationships with larger distribution partners, and although the percentage of the Company’s current revenues generated by any of these relationships is currently small, if the Company’s strategy is successful, future revenue growth will be dependent on the success and maintenance of these relationships.

Interland is vulnerable to system failures, which could harm its reputation, cause its customers to seek reimbursement for services, and cause its customers to seek another provider for services.

The Company must be able to operate the systems that manage its network around the clock without interruption. Its operations will depend upon its ability to protect its network infrastructure, equipment and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. The Company’s networks are currently subject to various points of failure. For example, a problem with one of its routers (devices that move information from one computer network to another) or switches could cause an interruption in the services the Company provides to a portion of its customers. In the past, the Company has experienced periodic interruptions in service. The Company has also experienced, and in the future it may continue to experience, delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees, or others. Any future interruptions could:

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

Providing services to customers with critical websites and Web-based applications could potentially expose Interland to lawsuits for customers’ lost profits or other damages.

Because the Company’s Web hosting and applications hosting services are critical to many of its customers’ businesses, any significant interruption in those services could result in lost profits or other indirect or consequential damages to its customers as well as negative publicity and additional expenditures for it to correct the problem. Although the standard terms and conditions of the Company’s customer contracts disclaim liability for any such damages, a customer could still bring a lawsuit against it claiming lost profits or other consequential damages as the result of a service interruption or other website or application problems that the customer may ascribe to it. A court might not enforce any limitations on its liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations even if the Company believes it would have meritorious defenses to any such claims. In such cases, it could be liable for substantial damage awards. Such damage awards might exceed its liability insurance by unknown but significant amounts, which would seriously harm its business.

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

A number of groups of investors hold substantial numbers of Interland shares, including the former shareholders of acquired companies, and hedge funds reported to have investment styles that lead to short-term holdings. Substantial sales by these holders may adversely affect Interland’s stock price.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Substantially all of the Company’s liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of August 31, 2004, approximately 92% of the Company’s liquid investments mature within three months and 8% mature within one year. The majority of the Company’s long-term debt is comprised of a fixed rate promissory note payable. In this regard the underlying debt instruments are not marketable and, therefore, there is no associated market risk. As of August 31, 2004, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values. Generally, the fair market value of fixed interest rate investment securities will increase as interest rates fall and decrease as interest rates rise. The Company does not use derivative financial instruments in its investment portfolio. The portfolio has been primarily comprised of commercial paper rated A1/P1, bank certificates rated AA or better, and corporate medium-term notes rated AA or better. At August 31, 2004, the Company’s investment portfolio included fixed rate securities with an estimated fair value of $31 million. The interest rate changes affect the fair market values but do not impact earnings or cash flows. The fair market value of long-term fixed interest rate debt (exclusive of capital leases) is also subject to interest rate risk. Generally, the fair market of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt at August 31, 2004 was $4.3 million.

Item 8. Financial Statements And supplementary Data

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements:
Consolidated Statements of Operations for the Fiscal Years Ended August 31, 2004, 2003, and 2002
Consolidated Balance Sheets as of August 31, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended August 31, 2004, 2003, and 2002
Consolidated Statements of Cash Flows for the Fiscal Years Ended August 31, 2004, 2003, and 2002
Notes to Consolidated Financial Statements
Quarterly Financial Information (Unaudited)
Report of Independent Registered Public Accounting Firm

Interland, Inc.
Consolidated Statements of Operations
(In thousands except per share amounts)

	Fiscal Year Ended
	August 31,	August 31,	August 31,
	2004	2003	2002
Revenues	$102,745	$106,638	$101,628
Operating costs and expenses:
Network operating costs, exclusive of depreciation shown below	28,254	32,856	34,586
Sales and marketing, exclusive of depreciation shown below	19,948	20,269	26,826
Technical support, exclusive of depreciation shown below	17,965	15,709	16,845
General and administrative, exclusive of depreciation shown below	30,835	40,948	38,893
Bad debt expense	3,690	7,335	10,529
Depreciation and amortization	30,650	56,708	36,719
Restructuring costs	756	5,072	(1,324)
Merger and integration costs	—	494	8,138
Goodwill impairment	66,587	89,928	—
Asset impairment	7,009	13,868	—
Other expense (income), net	(192)	1,286	681

Total operating costs and expenses	205,502	284,473	171,893

Operating loss	(102,757)	(177,835)	(70,265)
Interest income (expense), net	(202)	(327)	752

Loss from continuing operations before income taxes	(102,959)	(178,162)	(69,513)
Income tax benefit (expense)	—	(629)	64,241

Net loss from continuing operations	(102,959)	(178,791)	(5,272)
Income/(loss) from discontinued operations, net of tax	(1,704)	4,912	(6,021)

Net loss	$(104,663)	$(173,879)	$(11,293)

Net Income/(loss) per share, basic and diluted:
Continuing operations	$(6.40)	$(12.19)	$(0.38)
Discontinued operations	(0.10)	0.34	(0.44)

	$(6.50)	$(11.85)	$(0.82)

Number of shares used in per share calculation:
Basic and diluted	16,096	14,668	13,739

The accompanying notes are an integral part of these consolidated financial statements.

Interland, Inc.
Consolidated Balance Sheets
(In thousands)

	As of
	August 31,	August 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$25,228	$35,255
Short term investments	2,500	16,300
Trade receivables, net of the allowance of $381 and $373, respectively	2,431	3,556
Other receivables	553	1,604
Income taxes recoverable	—	612
Other current assets	3,479	3,210
Restricted investments	283	362

Total current assets	34,474	60,899

Restricted investments	10,609	18,264
Property plant and equipment, net	24,508	35,935
Goodwill	—	66,646
Intangibles, net	12,077	24,791
Other assets	3,244	507

Total assets	$84,912	$207,042

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$2,517	$1,488
Accrued expenses	12,105	16,489
Accrued restructuring charges	4,393	7,166
Current portion of long-term debt and capital lease obligations	2,271	10,845
Deferred revenue	7,777	10,991

Total current liabilities	29,063	46,979
Long-term debt and capital lease obligations	3,473	1,654
Deferred revenue, long-term	268	354
Other liabilities	3,209	5,397

Total liabilities	36,013	54,384

Commitments and contingencies (Notes 21 & 22)	—	—
Shareholders’ equity
Common stock, $.01 par value, authorized 21 million shares, issued and outstanding 16.1 and 16.3 million shares, respectively	161	164
Additional capital	321,091	322,523
Warrants	4,603	4,990
Deferred compensation	(320)	(1,046)
Note receivable from shareholder	(735)	(2,735)
Accumulated deficit	(275,901)	(171,238)

Total shareholders’ equity	48,899	152,658

Total liabilities and shareholders’ equity	$84,912	$207,042

The accompanying notes are an integral part of these consolidated financial statements.

Interland, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands, except per share amounts)

	Common Stock		Additional		Deferred	Note Receivable	Retained	Total Shareholders’
	Shares	Amount	Capital	Warrants	Compensation	From Shareholder	Earnings	Equity
Balance, August 31, 2001	13,776	$1,378	$282,738	$1,690	$(3,310)	$—	$13,934	$296,430
Stock issued to purchase:
CommuniTech	538	54	10,727	—	—	—	—	10,781
iNNERHOST	417	42	12,222	—	—	—	—	12,264
Stock sold	22	2	324	—	—	—	—	326
Stock options exercised	65	5	803	—	—	—	—	808
Stock received in settlement of note	(24)	(2)	(404)	—	—	—	—	(406)
Repurchase and retirement of stock	(663)	(66)	(9,713)	—	—	—	—	(9,779)
Non-cash compensation	—	—	252	—	—	—	—	252
Amortization of deferred compensation	—	—	—	—	1,082	—	—	1,082
Issuance of notes receivable	—	—	—	—	—	(2,735)	—	(2,735)
Net loss	—	—	—	—	—	—	(11,293)	(11,293)

Balance, August 31, 2002	14,131	$1,413	$296,949	$1,690	$(2,228)	$(2,735)	$2,641	$297,730
Stock issued to purchase:								—
iNNERHOST	553	55	(72)	—	—	—	—	(17)
Trellix	300	30	4,866	3,300	—	—	—	8,196
Hostcentric	1,357	136	20,302	—	—	—	—	20,438
Stock sold	34	4	290	—	—	—	—	294
Stock options exercised	23	2	190	—	—	—	—	192
Repurchase and retirement of stock	(85)	(8)	(976)	—	—	—	—	(984)
Amortization of deferred compensation	—	—	(607)	—	1,182	—	—	575
Non-cash compensation	9	1	112				—	113
Adjustment 1-for-10 reverse stock split	—	(1,469)	1,469	—	—	—	—	—
Net loss	—	—	—	—	—	—	(173,879)	(173,879)

Balance, August 31, 2003	16,322	$164	$322,523	$4,990	$(1,046)	$(2,735)	$(171,238)	$152,658
Stock sold	47	—	226	—	—	—	—	226
Repurchase and retirement of stock and note receivable	(273)	(3)	(1,997)	—	—	2,000	—	—
Retirement of warrants			387	(387)	—	—	—	—
Amortization of deferred compensation	—	—	(48)	—	726	—	—	678
Net loss	—	—	—	—	—	—	(104,663)	(104,663)

Balance, August 31, 2004	16,096	$161	$321,091	$4,603	$(320)	$(735)	$(275,901)	$48,899

The accompanying notes are an integral part of these consolidated financial statements.

Interland, Inc.
Consolidated Statement of Cash Flow
(In thousands)

	For the twelve months ended
	Aug 31,	Aug 31,	Aug 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(104,663)	$(173,879)	$(11,293)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Loss from discontinued operations	1,704	(4,912)	6,021
Depreciation and amortization	30,650	56,708	36,719
Bad debt expense	3,690	7,335	10,529
Loss (gain) on sale of assets	(159)	1,641	—
Goodwill and asset impairment	73,596	103,796	—
Amortization of deferred compensation	678	2,189	4,271
Changes in operating assets and liabilities net of effect of acquisitions:
Receivables	(1,514)	(2,323)	(9,407)
Income tax recoverable	612	778	19,008
Other current assets	(206)	742	139
Accounts payable, accrued expenses and deferred revenue	(8,447)	(24,951)	(23,481)

Cash provided by (used in) operating activities of continuing operations	(4,059)	(32,876)	32,506

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant, and equipment	(11,892)	(13,152)	(5,596)
Purchases of held-to-maturity investment securities	(2,000)	(32,300)	(83,872)
Proceeds from held-to-maturity investment securities	15,800	68,700	70,440
Deposits of restricted cash and other deposits	(2,800)	—	(6,213)
Net change in restricted investments	7,734	15,828	—
Acquisitions, net of cash acquired	242	(8,630)	(42,509)
Notes issued to related party	—	—	(2,735)
Investing, other	—	300	—

Cash provided by (used in) investing activities of continuing operations	7,084	30,746	(70,485)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt and capital lease obligations	(11,536)	(21,543)	(18,339)
Proceeds from issuance of common stock	226	433	1,134
Purchase and retirement of stock	—	(985)	(9,779)
Financing, other	—	38	—

Cash used in financing activities of continuing operations	(11,310)	(22,057)	(26,984)

Net cash used in continuing operations	(8,285)	(24,187)	(64,963)
Net cash used in discontinued operations	(1,742)	(3,251)	(15,019)

Net decrease in cash and cash equivalents	(10,027)	(27,438)	(79,982)
Cash and cash equivalents at beginning of period	35,255	62,693	142,675

Cash and cash equivalents at end of period	$25,228	$35,255	$62,693

Supplemental Disclosures
Income taxes paid, net of amounts recovered	$—	$—	$(87,984)
Interest paid, net of amounts capitalized	927	2,574	3,227
Equipment acquired under capital lease	—	—	6,383
Common stock and warrants issued for acquisition	—	28,617	23,045
Related party receivable settled in stock	—	—	600

The accompanying notes are an integral part of these consolidated financial statements.

Interland, Inc.
Notes to Consolidated Financial Statements

1. General

Business — Interland, Inc. together with its subsidiaries (collectively the “Company”), is a leader in efficiently packaging, distributing, and supporting business-class, online marketing solutions to small and medium business (“SME”) owners, both directly and through partners, enabling those businesses to gain new relationships and better support communication with their existing customers locally and around the world. Interland continues to offer a broad range of products and services, including shared and dedicated hosting services, e-commerce, application hosting, website development, marketing, and optimization tools.

History of operating losses — The Company’s Web hosting business has historically incurred net losses and losses from operations. The Company’s future operation is dependent upon its ability to achieve and sustain positive cash flow prior to the depletion of cash resources. The Company plans to reduce its level of cash requirements through a decrease in capital purchases and by improving sales and reducing churn. The Company also will have reduced cash outlays for payments associated with prior integration and discontinued operation liabilities and will have reduced debt payments because of the buyout of capital lease obligations during 2004. The Company expects to continue to have negative cash flows for at least the next four quarters as it continues to execute on its business plan. There can be no assurance that Interland’s continuing efforts to stabilize or increase its revenue will be successful and the Company will be able to continue as a going concern. If the Company is unable to successfully execute its business plan, it may require additional capital, which may not be available on suitable terms. Nonetheless, management believes it has adequate cash and liquid resources to fund operations and planned capital expenditures through at least the next 12 months.

2. Significant Accounting Policies

Basis of Presentation – The financial statements include the accounts of Interland, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. All references to periods including annual and quarterly are on a fiscal basis.

Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The amounts that the Company will ultimately incur or recover could differ materially from its current estimates. The underlying estimates and facts supporting these estimates could change in 2005 and thereafter.

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

Reverse stock split – In June 2003, the Company announced that its board of directors had approved a 1-for-10 reverse stock split. The reverse stock split was made effective as of the close of the market on August 1, 2003, and the Company’s common stock began trading on a reverse split basis on August 4, 2003 and effectively reduced the number of shares of common stock issued and outstanding from approximately 162.6 million to approximately 16.3 million. All per share and number of shares outstanding in this report have been revised for the reverse stock split.

Basic and diluted income (loss) per share — In accordance with SFAS No. 128, “Earnings Per Share”, diluted earnings per share excludes anti-dilutive employee stock options and warrants of approximately 1.8 million, 2.5 million and 2.0 million in 2004, 2003, and 2002, respectively. Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding when their effect is dilutive. Potential common shares result from the assumed exercise of outstanding stock options and warrants. Because the Company has reported a loss from continuing operations during fiscal years 2004, 2003, and 2002, the effect of dilutive securities are excluded from the calculation of per share amounts for these years.

In addition to net income (loss) per share, the Company has also reported per share amounts on the separate income statement components required by Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of

Interland, Inc.
Notes to Consolidated Financial Statements (continued)

Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, “ as the disposal activities of the Company’s discontinued operations were initiated prior to the Company’s adoption of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on September 1, 2002. Because the Company has reported a loss from continuing operations during fiscal years 2004, 2003, and 2002, the effect of dilutive securities is excluded from the calculation of per share amounts for those years.

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

Financial instruments and concentration of credit risk – Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash equivalents, restricted investments, short-term investments, receivables, accounts payable, accrued expenses and debt are considered by management to be reasonable approximations of their fair values, based on information available as of August 31, 2004. The use of different assumptions could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential taxes or other expenses that would be incurred in an actual settlement.

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

Restricted investments – Restricted investments consist primarily of commercial paper and money market securities with maturities of less than one year. The Company has classified these investments as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. These investments are carried at cost, which approximates fair market value. Realized gains and losses are included in earnings. These investments are restricted to use by certain vendors and creditors for rent, credit card processing, lease payments, and other items. These investments are classified based upon the term of the restriction, not necessarily the underlying security.

Goodwill and other intangibles – In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is no longer amortized, but is tested for impairment, at least annually, using the quoted market price of the Company’s stock as an indicator of fair value. If impairment of carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. Intangible assets acquired as part of a business combination are accounted for in accordance with SFAS No. 141, “Business Combinations,” and are recognized apart from goodwill if the intangible asset arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Intangible assets are reviewed for impairment by applying the recognition and measurement provisions, which compare the carrying amount of the intangible asset to its fair value. If the carrying amount exceeds fair value, an impairment loss is recognized. Intangible assets are amortized, using the straight-line method, over the estimate of their period of benefit of three to seven years.

Property, plant and equipment – Property, plant and equipment, including software, are stated at cost less accumulated depreciation and amortization. The straight-line depreciation method is used for property, plant and equipment over the estimate of their useful lives. Changes in technology or changes in the intended use of property, plant and equipment may cause the estimated period of use or the value of these assets to change. An annual analysis is performed to confirm the appropriateness of estimated economic useful lives for each category of current property, plant and equipment. Additionally, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting depreciable lives and testing for recoverability require management judgment. The Company leases certain equipment under capital leases. Equipment under capital leases is depreciated using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement. Gains and losses related to the retirement or disposal of fixed assets are recognized in the period in which the transaction occurred.

Interland, Inc.
Notes to Consolidated Financial Statements (continued)

Advertising – Advertising costs are charged to operations as incurred. Total advertising expense was $8.9 million, $10.5 million, and $13.0 million for the years ending August 31, 2004, 2003, and 2002, respectively.

Income taxes — The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”, (“SFAS 109”). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

Stock-Based Employee Compensation — The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation”, (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123”, (“SFAS 148”).

If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the fair value of the options to compensation expense on a straight-line basis over the vesting period of the options, the following table illustrates the effect on net loss and loss per share:

	Fiscal year ended
	August 31,	August 31,	August 31,
	2004	2003	2002
	(In thousands, except per share numbers)
Net loss as reported	$(104,663)	$(173,879)	$(11,293)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	678	573	1,083
Deduct: Total stock-based employee compensation expense determined under fair value method-based methods for all awards, net of tax effects	(2,117)	(891)	4,510

Proforma net loss	$(106,102)	$(174,197)	$(5,700)

Loss per share:
Basic and diluted — as reported	$(6.50)	$(11.85)	$(0.82)

Basic and diluted — pro forma	$(6.59)	$(11.88)	$(0.41)

Weighted average shares outstanding
Basic and diluted	16,096	14,668	13,739

Recently issued accounting standards — In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition”, (“SAB 104”), which updates the guidance in SAB No. 101, integrates the related set of Frequently Asked Questions, and recognizes the role of EITF 00-21. The adoption of SAB No. 104 did not have a material effect on the Company’s consolidated financial statements.

In December 2003, the FASB issued a replacement document FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which was issued to clarify the implementation of FIN 46, issued January 2003. The Company has evaluated its investments and concluded that none of the Company’s investments meets the requirements for consideration under FIN 46R.

3. Discontinued Operations

PC Systems

In 2001, the Company sold its PC Systems business to GTG PC Holdings, LLC (“GTG PC”), an affiliate of the Gores Technology Group. The Company retained all liabilities of the PC Systems business not assumed by GTG PC, including, for example, liabilities for taxes arising prior to the closing of the transaction, employee termination and related expenses, and any contingent liabilities arising prior to the closing date. In addition, the Company is

Interland, Inc.
Notes to Consolidated Financial Statements (continued)

obligated for an indefinite period of time to indemnify the purchaser and affiliated entities for any breaches in covenants. The agreement provides that the maximum aggregate liability of the Company for indemnification under the agreement is $10.0 million.

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

In fiscal 2003, the Company recognized a gain of $4.9 million on the disposal of discontinued operations. This gain consisted of a $5.5 million reduction in the Company’s liability for PC System’s sales taxes payable with various jurisdictions including a settlement reached with the state of Idaho, and a $0.4 million reduction in the Company’s liability for PC System’s payroll taxes. These gains were partially offset by a $0.7 million increase in required legal reserves and $0.3 million in other various charges related to discontinued operations.

In fiscal 2004, the Company recognized a loss of $1.7 million on the disposal of discontinued operations. This expense is primarily related to the Company’s defense of several pending claims concerning the intellectual property rights of its discontinued operations. As of August 31, 2004, the Company had an aggregate amount of $1.0 million accrued for such matters, a reserve of $1.2 million for sales and use tax assessments and audits, and an accrual of $0.3 million for other discontinued operation liabilities.

4. Restructuring And Facility Exit Costs

2001 Plan

During the fourth quarter of 2001, the Company approved and implemented a restructuring program in connection with its acquisition of Interland-Georgia (“the 2001 Plan”). This restructuring plan provided for the consolidation of the Company’s operations and elimination of duplicative facilities obtained as a result of previous business acquisitions and has expected payments through December 2009. In accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” the restructuring costs, excluding asset impairments, were recognized as liabilities at the time management committed to the plan. Management determined that these costs provided no future economic benefit, they were incremental to other costs incurred by the Company prior to the restructuring, or were contractual obligations that existed prior to the date the plan was approved and were either continued after the exit plan was completed with no economic benefit to the Company or could not be cancelled without penalty; and they were incurred as a direct result of the plan to exit the identified activities. The asset impairments were accounted for in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. The Company recorded a charge of approximately $110.3 million related to employee termination benefits, facility closure costs, asset disposals and other exit costs.

The following table shows a reconciliation of the beginning and ending restructuring liability balances from inception through August 31, 2004 related to all restructuring activities recorded by the Company under the 2001 Plan. Besides the cash payments, net of sublease received, of $2.2 million during 2004, a $0.2 million adjustment to the remaining liability was added to reflect the remaining expected liability of $3.6 million at August 31, 2004, which represents the remaining net lease payments to be paid in cash through 2007.

During fiscal 2003, the Company settled certain data connectivity contract obligations for amounts less than the original estimates. In connection with the settlements, the bandwidth termination costs accrual was reduced by $1.0 million and is reflected in the 2001 Plan table in “Other adjustments.” In addition, one of the Company’s lease abandonment liabilities was reduced by $0.3 million in connection with the reduction of the Company’s obligation due to a sublease arrangement for the facility.

During fiscal 2002, the 2001 Plan restructuring liability pertaining to lease abandonments was increased by $1.3 million due to the impact of revised exit plans pertaining to the Company’s Seattle, Washington facility. During the third quarter of 2002, the Company settled a disputed tenant improvement allowance with the landlord of an exited facility. In connection with the settlement, the Company is no longer responsible for paying approximately $0.7 million of the remaining lease payments required over the remaining lease term, which was originally accrued in the restructuring charge. Accordingly, the lease abandonment accrual was reduced by $0.7 million and is reflected in

Interland, Inc.
Notes to Consolidated Financial Statements (continued)

the table below in “Other adjustments.” The liability was also decreased by $0.1 million to reflect the lease termination for the Company’s Los Angeles, California facility. These three adjustments net to $0.5 million as indicated in the schedule above under Lease abandonments. Also during fiscal 2002, the restructuring liability pertaining to other exit costs was reduced by $1.9 million in connection with the settlement of certain data connectivity contract obligations for amounts different from original estimates.

		Property,		Employee
	Lease	plant, and	Other exit	termination	Goodwill and
	abandonments	equipment	costs	benefits	Intangibles	Total
	(In thousands)
Balance at August 31, 2000	$—	$—	$—	$—	$—	$-
Plan charges	9,404	26,915	3,528	727	69,704	110,278
Cash paid	(683)	—	—	(498)	—	(1,181)
Non-cash write downs	—	(26,915)	—	—	(69,704)	(96,619)

Balance at August 31, 2001	$8,721	$—	$3,528	$229	$—	$12,478
Cash paid	(1,625)	—	(487)	(229)	—	(2,341)
Other adjustments	538	—	(1,862)	—	—	(1,324)

Balance at August 31, 2002	$7,634	$—	$1,179	$—	$—	$8,813
Cash paid	(1,701)	—	(199)	—	—	(1,900)
Other adjustments	(297)	—	(980)	—	—	(1,277)

Balance at August 31, 2003	$5,636	$—	$—	$—	$—	$5,636
Cash paid	(2,192)	—	—	—	—	(2,192)
Other adjustments	178	—	—	—	—	178

Balance at August 31, 2004	$3,622	$—	$—	$—	$—	$3,622

2003 Plan

During the second quarter of 2003, the Company approved and initiated a program to exit certain facilities and consolidate those operations into other existing facilities (“the 2003 Plan”). This restructuring plan was part of management’s continued plan to streamline the Company’s operations and to reduce long-term operating costs. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” costs associated with these activities have been recognized and measured at their fair value in the period in which the liabilities are incurred. One-time termination benefits for employees required to render services until they are terminated in order to receive termination benefits were recognized ratably over the future service period. The plan provided for the closure of three data center facilities, a reduction of related workforce of approximately 171 employees, and the termination of bandwidth and data connectivity contracts in place at these and other facilities. The 2003 Plan charges consisted of $2.1 million in lease termination costs, $1.9 million in bandwidth termination costs, $1.3 million in employee termination benefits, and $1.3 in fixed asset related charges. These charges were partially offset by $0.2 million of various adjustments, including the settlement of certain data connectivity contract obligations for amounts less than the original estimates. There was also a charge for $0.9 million to property, plant and equipment representing the write down of remaining book value of fixed assets originally written down to their estimated salvage value included in the restructuring charge recorded in the 2003 Plan charges.

The following table shows a reconciliation of the beginning and ending liability balances from inception through August 31, 2004 related to all restructuring activities recorded by the Company under the 2003 Plan. The balance at August 31, 2004 represents the remaining bandwidth termination liabilities to be paid in cash. During 2004, the Company paid out certain negotiated liabilities and reduced its reserves related to property, plant and equipment, lease abandonments and other exit cost obligations by $0.5 million as a result of continued negotiations. The Company expects to have resolution of the remaining liability in fiscal year 2005.

Interland, Inc.
Notes to Consolidated Financial Statements (continued)

		Property,		Employee
	Lease	plant, and	Other exit	termination
	abandonments	equipment	costs	benefits	Total
	(In thousands)
Balance at August 31, 2002	$—	$—	$—	$—	$—
Plan charges	2,061	1,317	1,886	1,317	6,581
Cash paid	(2,130)	(227)	(426)	(1,165)	(3,948)
Other adjustments	79	46	(236)	(121)	(232)
Non-cash write down	—	(871)	—	—	(871)

Balance at August 31, 2003	$10	$265	$1,224	$31	$1,530
Cash paid	(6)	(236)	(227)	(31)	(500)
Other adjustments	(4)	(29)	(453)	—	(486)

Balance at August 31, 2004	$—	$—	$544	$—	$544

2004 Plan

In March 2004, the Company decided to change its approach to distributing its mainstream market hosting solutions from reliance upon a direct field sales force to an indirect channel approach (“the 2004 Plan”). Due to this decision, the Company implemented a restructuring program to reduce its cost structure. These restructuring charges include $0.3 million for lease commitments and $0.8 million for employee severance and benefits expense.

The following table shows a reconciliation of the beginning and ending liability balances from inception through August 31, 2004 related to all restructuring activities recorded by the Company under the 2004 Plan. The remaining balance represents lease payment liabilities of $0.2 million to be paid in cash ending in April 2005 and employee severance related costs to be paid out in early 2005.

		Employee
	Lease	termination
	abandonments	benefits	Total
	(In thousands)
Balance at August 31, 2003	$—	$—	$—
Plan charges	279	785	1,064
Cash paid	(72)	(765)	(837)

Balance at August 31, 2004	$207	$20	$227

5. Merger and Integration Costs

During 2004 there were no charges related to merger and integration costs. In 2003, the Company recorded $0.5 million of merger and integration costs for severance and employee relocation expenses. In 2002, the Company recorded a charge for merger and integration costs of $8.1 million. Included in this charge was $4.2 million for employee termination benefits, $2.5 million for relocation costs, $0.7 million for employee retention bonuses, $0.2 million for legal services and $0.5 million for other non-capitalizable costs related to the merger and integration of the Company’s acquisitions including Interland-Georgia, CommuniTech.Net, Dialtone, Inc., and iNNERHOST, Inc.

6. Other Expense (income), net

In 2004 the Company recorded income of $0.2 million primarily related to a gain on the sale of long-lived assets. The Company recorded $1.3 million to other expense in fiscal 2003. The Company recorded a write-off of $1.6 million as the result of a fixed asset physical inventory offset by a gain of $0.3 million on the sale of some of its fixed assets. During fiscal 2002, the Company completed the sale of its remaining Boise-based consumer dial-up accounts and certain data center assets. The sale resulted in a net loss of $0.7 million.

Interland, Inc.
Notes to Consolidated Financial Statements (continued)

7. Acquisitions

HOSTCENTRIC

On June 13, 2003, the Company completed the acquisition of Hostcentric, Inc. for $25.5 million in cash and stock. The Company paid $4.7 million in cash and issued approximately 1.36 million shares of Interland stock valued at $20.4 million, net of $0.4 million direct issue costs. This acquisition was part of the Company’s strategy of acquiring and integrating similar companies in order to rapidly achieve scale. The value of the common shares issued was determined based on a ten-day weighted average closing price of Interland common stock on NASDAQ for the period ending two days before the merger agreement date of December 19, 2002. The results of Hostcentric’s operations are included in the consolidated financial statements as of the acquisition date. Formed in 2000, Hostcentric was a privately held provider of a broad range of Web hosting services to small business and enterprise customers.

The following table summarizes the purchase price allocation based on the fair values of the assets acquired and liabilities assumed:

Fair Value
(In Thousands)
Current assets	$4,885
Property and equipment	4,559
Trade names and trademarks	360
Customer relationships	3,900
Goodwill	19,051
Current liabilities	(5,970)
Other liabilities	(1,311)

Net assets acquired	$25,474

TRELLIX

On January 3, 2003, the Company acquired Trellix Corporation, a privately held developer of software-based website solutions. Founded in 1995, Trellix is a provider of private-label website publishing solutions, integrated business services, and low-cost hosting technology. The primary reason for the acquisition is that Trellix offers a suite of site-building tools and services that enable users to create professional websites. Trellix’s product line offers an expansion of the existing Interland product line. Trellix’s financial results are included in Interland’s financial results beginning in January 2003. The aggregate purchase price was approximately $12.2 million consisting of $4.75 million in cash, 300,000 shares of Interland stock, and 600,000 warrants to purchase shares of Interland stock at a price of $50.00 per warrant. The value of the common shares issued was determined based on the closing price of Interland common stock on NASDAQ on January 3, 2003. The warrants at the date of acquisition were valued at $5.50 each using the Black-Scholes pricing model.

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

During 2003, the Company completed the registration process and issued an additional 553,029 shares of Interland common stock in accordance with the price protection provision bringing the total number of shares issued to 970,182 (including contingent shares described above). The acquisition of iNNERHOST was accounted for in accordance with SFAS No. 141,“Business Combinations.” The contingently issued shares of the Company’s stock did not affect the aggregate recorded cost of the acquisition.

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

During 2003, the iNNERHOST purchase price allocation was completed and amounts were allocated to identifiable intangible assets and goodwill. This acquisition was part of the Company’s strategy of acquiring and integrating similar companies in order to rapidly achieve scale. The following table summarizes the purchase price allocation based on the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

Interland, Inc.
Notes to Consolidated Financial Statements (continued)

Dialtone is a Ft. Lauderdale, Florida-based Web and applications dedicated hosting company serving small and medium-sized businesses. This acquisition was part of the Company’s strategy of acquiring and integrating similar companies in order to rapidly achieve scale. The aggregate purchase price was $15.8 million, including direct acquisition costs of $.05 million.

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

COMMUNITECH

On February 8, 2002, the Company acquired 100 percent of the outstanding common shares of CommuniTech.Net, Inc. (“CommuniTech.Net”) by issuing 537,500 shares of the Company’s common stock in exchange for all shares of CommuniTech.Net common stock. The value of the common shares issued was determined based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced on February 8, 2002. The results of CommuniTech.Net’s operations have been included in the consolidated financial statements since the date of acquisition. CommuniTech.Net is a Kansas City, Missouri-based Web and applications hosting company serving small and medium-sized businesses. This acquisition was part of the Company’s strategy of acquiring and integrating similar companies in order to rapidly achieve scale. The aggregate purchase price was $11.0 million, including equity issued with a value of $10.8 million and estimated direct acquisition costs of $0.2 million.

In connection with the acquisition of CommuniTech.Net, the Company issued two notes receivable with balances totaling $2.7 million at August 31, 2003 from a seller of CommuniTech.Net. These notes, which bore interest at the rate of 5% per annum, matured on February 8, 2004 with interest only payments due quarterly. The loans were collateralized by 270,000 shares of the Company’s common stock, owned by the note holder. In 2004, the Company foreclosed on one of the notes with a principal of $2.0 million and cancelled the shares securing the note. The principal balance due on the remaining note is shown on the balance sheet as a reduction in shareholders’ equity.

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

Interland, Inc.
Notes to Consolidated Financial Statements (continued)

OTHER

In January 2002 and May 2002, the Company acquired the small business-focused shared and dedicated Web hosting customer accounts of AT&T Corp., and Burlee Networks LLC, respectively, resulting in the recognition of approximately $25.4 million of acquired intangible assets. The primary reason for these acquisitions were to increase market share and accelerate the Company’s revenues through acquisition of accounts in accordance with the Company’s three-year strategic plan of acquisition, integration and growth.

8. Investment Securities

The following table summarizes, by major security type, the cost of the Company’s investments. All investments with remaining maturities in excess of one year are recorded as long-term investments in the accompanying consolidated balance sheets. In 2004 and 2003, the carrying value of investments approximates fair value.

	As of
	August 31,	August 31,
	2004	2003
	(In thousands)
Held to maturity investment securities, at amortized cost:
Commercial paper	$26,046	35,514
State and local government	3,000	6,990
Certificates of deposit	1,113	3,259

	30,159	45,763
Less: cash equivalents	(18,138)	(19,463)
Less: restricted cash	(9,521)	(10,000)

Investments	$2,500	$16,300

Investments maturing within one year	2,500	16,300
Investments maturing one to five years	—	—

Total Contractual Maturities	$2,500	$16,300

9. Receivables

	As of
	August 31,	August 31,
	2004	2003
	(In thousands)
Trade receivables	$2,812	$3,929
Other	553	1,604
Allowance for doubtful accounts	(381)	(373)

Receivables	$2,984	$5,160

Other receivables primarily consist of interest receivable, sales tax refunds receivable and third party partner and reseller receivables.

Changes in the allowance for doubtful accounts are as follows:

	Fiscal Year Ended
	August 31, 2004	August 31, 2003	August 31, 2002
	(In thousands)
Allowance For Doubtful Accounts
Balance at beginning of year	$373	$3,843	$1,810
Additions charged to bad debt expense	3,690	7,335	10,529
Acquisitions	—	—	1,135
Reductions and write-offs	(3,682)	(10,805)	(9,631)

Balance at end of year	$381	$373	$3,843

Interland, Inc.
Notes to Consolidated Financial Statements (continued)

10. Other Assets

	As of
	August 31,	August 31,
	2004	2003
	(In thousands)
Deposits	$344	$407
Directors and officers liability insurance deposit	$2,800	$—
Other	100	100

Total Other Assets	$3,244	$507

Included in Other Assets is $0.3 million of deposits the Company requires for certain customers with a credit risk, which are held and applied to the last month of service or refunded at the end of their service contract and a $2.8 million directors and officers liability insurance deposit, which has been delivered to one of the Company’s issuers of Directors and Officers Liability Insurance. The funds provide a source for payment of the Company’s obligations to indemnify officers and directors in the event that the Company does not fulfill its obligations directly. At such time as the Company has fulfilled its obligations, the funds will be returned to the Company.

11. Property, Plant And Equipment

		As of
	Estimated	August 31,	August 31,
	useful lives	2004	2003
	(In years)	(In thousands)
Computer equipment	3	$69,550	$58,865
Software	2	16,075	14,856
Office equipment	5	5,978	5,672
Leasehold improvements	3-5	20,975	20,390
Assets in progress		611	2,784

		113,189	102,567
Less: Accumulated depreciation and amortization		(88,681)	(66,632)

Property, plant and equipment, net		$24,508	$35,935

Depreciation and amortization of property, plant and equipment, including those assets held under capital lease was $22.8 million, $39.8 million and $26.6 million for 2004, 2003, and 2002, respectively.

Computer equipment acquired through capital leases that is included in property, plant and equipment, in the Consolidated Balance Sheet, is as follows:

	FY2004	FY2003
Computer equipment under capital leases	8,703	19,725
Accumulated amortization	(7,688)	(12,028)

Net equipment under capital leases	1,015	7,697

12. Acquired Intangibles And Goodwill

In accordance with the requirements of SFAS 142, the Company tests for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. During 2003 and 2004 the Company completed the annual impairment test which entailed comparing the aggregate market value of the Company’s outstanding securities plus its liabilities to the aggregate carrying value of the Company’s assets, including goodwill and other indefinite life

Interland, Inc.
Notes to Consolidated Financial Statements (continued)

intangible assets. The market price of the Company’s stock had experienced significant volatility over the last two fiscal years as its market value became significantly less than the value at the beginning of fiscal year 2003. Management retained valuation specialists to assist in the valuation of its tangible and identifiable intangible assets for purposes of determining the implied fair value of goodwill during 2003 and 2004. Upon completion of the annual assessments, Interland recorded non-cash impairment charges of $89.9 million in 2003 and $66.6 million in 2004 to remove the remainder of the carrying value of goodwill.

     The following table discloses changes in the carrying amount of goodwill:

	Fiscal Year Ended
	August 31,	August 31,
	2004	2003
	(In thousands)
Balance at beginning of year	$66,646	$120,011
Goodwill acquired	—	36,563
Impairment write-down	(66,646)	(89,928)
Other adjustments	—	—

Balance at end of year	$—	$66,646

Given the Company’s aggressive acquisition strategy during 2002 and 2003, significant customer related intangible asset balances were accumulated. The Company has continued to monitor the performance of these acquired customer related intangible assets and determined that revenues, operating profits and cash flows from its Interliant, AT&T and Burlee customer account acquisitions, as well as customer relationship intangible assets from its CommuniTech, Innerhost, Dialtone and Hostcentric acquisitions were materially less than previously estimated, primarily related to customer and Company initiated terminations both in 2004 and 2003. Management used the expected present value of future cash flows to determine the fair value of these identifiable intangible assets and determined that the carrying amount of these assets was higher than their fair values. Upon completion of the assessments, Interland recorded non-cash impairment charges of $7.0 million and $13.9 million in 2004 and 2003, respectively, to reduce the carrying value of identifiable intangible assets to estimated fair values.

The following table summarizes intangible assets by asset class and related accumulated amortization:

	Fiscal Year Ended
	As of August 31, 2004		As of August 31, 2003
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization
	(In thousands)
Amortizable intangible assets:
Core technology	$15,505	$11,086	$17,900	$7,784
Customer account acquisitions	16,323	14,321	16,323	12,602
Customer relationships	9,383	5,584	10,129	3,776
Trademarks	4,553	2,696	6,100	1,798
Other	1,027	1,027	1,162	863

Total	$46,791	$34,714	$51,614	$26,823

Aggregate amortization expense:
For the year ended August 31, 2004	$7,891
Estimated amortization expense:
For the year ended August 31, 2005	$6,742
For the year ended August 31, 2006	2,379
For the year ended August 31, 2007	1,470
For the year ended August 31, 2008	1,110
For the year ended August 31, 2009	376

	$12,077

Core technology is amortized over a weighted average life of four years, customer account acquisitions and customer relationships are amortized over a weighted average life of three years, trademarks are amortized over a weighted average life of seven years, and all other intangible assets are amortized over a weighted average life of

Interland, Inc.
Notes to Consolidated Financial Statements (continued)

three years. The weighted average amortization period for all intangible assets as a group is four years. None of the goodwill balance was deductible for tax purposes.

13. Accrued Expenses

	As of
	August 31,	August 31,
	2004	2003
	(In thousands)
Accrued payroll and related liabilities	$2,371	$5,495
Acquisition related liabilities	740	1,138
Taxes payable	1,719	1,285
Accrued advertising	1,092	1,241
Accrued discontinued operations liabilities	1,341	1,100
Accrued software liabilities	744	934
Accrued legal and professional fees	1,137	648
Accrued lease payments	—	64
Other	2,961	4,584

Total accrued expenses	$12,105	$16,489

In connection with the acquisition of Interland-Georgia in 2001, INNERHOST in 2002, and Trellix in 2003 the Company accrued certain liabilities representing estimated costs of exiting certain facilities, termination of bandwidth contracts and involuntary termination of employees in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These amounts are included above as “Acquisition related liabilities”. The following table shows the changes in the accrual from August 31, 2000:

			Employee
	Lease		termination
	abandonments	Bandwidth	benefits	Total
	(In thousands)
Balance at August 31, 2000	—	—	—	—
Liabilities accrued	7,098	1,440	1,362	9,900
Cash paid	(123)	—	(83)	(206)

Balance at August 31, 2001	6,975	1,440	1,279	9,694
Liabilities accrued and adjustments	2,470	(1,440)	—	1,030
Cash paid	(1,871)	—	(1,027)	(2,898)

Balance at August 31, 2002	7,574	—	252	7,826
Liabilities accrued and adjustments	—	—	675	675
Cash paid	(6,653)	—	(710)	(7,363)

Balance at August 31, 2003	921	—	217	1,138
Cash paid	(181)	—	(217)	(398)

Balance at August 31, 2004	$740	—	$—	$740

During fiscal 2002, the Company revised its estimates of the cost of exiting three of the Interland-Georgia facilities resulting in a net increase to the accrual of $2.5 million. Approximately $2.8 million was recorded as operating expense within the Company’s Statement of Operations and $0.4 million was recorded as a purchase price adjustment as a reduction of goodwill. Additionally, the Company received a waiver and release from a vendor, which released the Company from its obligations under a terminated bandwidth contract, and as a result, the Company reversed $1.4 million of liabilities previously accrued. This adjustment was recorded as an Interland-Georgia purchase price adjustment as a reduction of goodwill and is reflected in the above table in “Other adjustments”. During 2003, the Company accrued for certain employee termination costs of $0.7 million related to the acquisitions during the year.

Interland, Inc.
Notes to Consolidated Financial Statements (continued)

14. Other Liabilities

	As of
	August 31,	August 31,
	2004	2003
	(In thousands)
Sales tax assessments liability	$1,200	$2,366
Income tax liability	1,577	1,417
Other	432	1,614

Total other liabilities	$3,209	$5,397

The Company is a party to numerous sales and use tax assessments and audits related to the discontinued operations and has established a reserve of $1.2 million and $2.4 million as of August 31, 2004 and 2003, respectively. The Company has established an accrual for income tax liabilities of $1.6 million and $1.4 million as of from August 31, 2004 and 2003, respectively.

15. Long-Term Debt And Capital Lease Obligations

	As of
	August 31,	August 31,
	2004	2003
	(In thousands)
Capital lease obligations payable in monthly installments through 2005, weighted average interest rates of 11.0% and 10.9%, respectively	$1,508	$11,880
Notes payable	4,236	619

	5,744	12,499
Less current portion	(2,271)	(10,845)

Long-term debt and capital lease obligations	$3,473	$1,654

The Company’s lease obligations are for servers and computer equipment leases that will end during fiscal year 2005. On February 1, 2004, the Company terminated a sale and leaseback agreement with US Bancorp Oliver-Allen Technology and repurchased the assets under the lease. In conjunction with this lease termination, the company executed a five-year promissory note for the repurchase amount. As of August 31, 2004, the principal balance on the promissory note was $4.2 million. The Company has pledged $5.0 million as collateral for this promissory note; this amount will gradually decrease until the agreement terminates in February 2009. As of August 31, 2004, the amount of collateral is $4.5 million. These restrictions prevent the Company from utilizing the related cash and cash equivalents until all of its obligations under the note are satisfied. The new promissory note bears an interest rate of 6.75% and requires monthly payments of $93,000 over the next five years.

Prior to the acquisition of iNNERHOST, Inc., iNNERHOST executed a $1.3 million note to finance the construction of a data center and executed several term loans to finance equipment purchases. The note bears an interest rate of 10.0% and the term loans have an interest rate of 12.0%. In connection with the acquisition of iNNERHOST, the Company assumed these obligations. As of August 31, 2004, these obligations have been completely satisfied.

16. Warrants

     In connection with the purchase of Interland-Georgia on August 6, 2001, the Company issued warrants to purchase shares of the Company’s common stock in exchange for each issued and outstanding Interland-Georgia warrant using the exchange rate of 0.861 shares of the Company for each share of Interland-Georgia. All of the warrants are fully vested at August 31, 2004. On January 3, 2003, the Company acquired Trellix Corporation. As part of the purchase price, the Company issued warrants to Trellix shareholders to purchase 600,000 shares of Interland’s common stock at an exercise price of $50.00 per share. During the fourth quarter of 2004 the Company recorded a reduction of $0.4 million related to the retirement of 298,513 warrants that had expired prior to the fiscal year-end.

Interland, Inc.
Notes to Consolidated Financial Statements (continued)

The following table summarizes the Company’s warrant holders as of August 31, 2004:

		Number of	Exercise
Warrant Holder	Expiration Date	Shares	Price
Microsoft Corporation	December 24, 2004	47,052	62.40
Verisign	March 15, 2005	32,065	62.40
Transamerica	May 1, 2005	1,860	96.70
Microsoft Corporation	July 26, 2005	40,359	139.40
Verisign	July 26, 2005	32,288	139.40
Transamerica	October 3, 2005	2,153	139.40
Trellix	January 3, 2008	600,000	50.00

	Total	755,777

17. Stock purchase and incentive plans

The Company’s 1995 Employee Stock Purchase Plan (the “Plan”) allows eligible employees to purchase shares of common stock through payroll deductions. The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each six-month offering period and is restricted from resale for a period of one year from the date of purchase. Purchases are limited to 20% of an employee’s eligible compensation. A total of 250,000 shares are reserved for issuance under the plan, of which approximately 207,400 shares had been issued as of August 31, 2004 compared to 160,300 shares issued as of August 31, 2003. Shares issued under the Plan during 2004, 2003, and 2002, were approximately 47,100, 34,100 and 22,000, respectively. In October 2004, the Board of Directors elected to terminate the Plan, effective as of December 31, 2004.

The Company has three stock option plans, the 2002 Equity Incentive Plan (the “2002 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”) and the 1995 Stock Option Plan (the “1995 Plan”), collectively referred to as the “Option Plans”. All of these option plans have an option term of 10 years. Vesting periods range from 3 to 5 years.

During fiscal 2002, the Company’ shareholders approved the 2002 Plan which provides for the granting of incentive and non-statutory stock options. As of August 31, 2004, there were 210,432 shares of common stock reserved for issuance under the 2002 Plan. Exercise prices of the incentive and non-statutory stock options are 100% of the fair market value of the Company’s common stock on the date of grant. Stock options granted generally vest as to 25% of the shares issued under the option grant after one year from the date of grant. Subsequent to the one-year anniversary of the grant, the options become vested as to 2.08% of the total shares of the options granted per month. In connection with the adoption of the 2002 Plan, the Company terminated its 1995 Plan and its 2001 Plan. All awards outstanding under those plans continue in accordance with their terms, but no further awards will be granted under those plans.

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

During 1998, Mr. Joel J. Kocher, the Company’s Chief Executive Officer and Chairman of the Board of Directors, was granted options to purchase a total of 65,000 shares of the Company’s common stock. Of these 65,000 options,

Interland, Inc.
Notes to Consolidated Financial Statements (continued)

50,000 were granted under the 1995 Plan and 15,000 were granted as non-plan grants. A total of 25,000 options vest after completion by Mr. Kocher of seven years of employment with the Company, subject to immediate early vesting if the Company achieves certain financial criteria relating to profitability, net revenue, net margin and cash balance increases. During 2004, 2003 and 2002, Mr. Kocher was granted additional options to purchase a total of 10,000, 35,000 and 100,000 shares of the Company’s common stock, respectively.

Option activity under the Option Plans is summarized as:

	Fiscal Year Ended
	August 31, 2004		August 31, 2003		August 31, 2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
	(In thousands, except per share amounts)
Outstanding at beginning of year	1,421	$24.66	1,586	$29.50	1,792	$51.30
Granted	179	3.96	518	12.80	665	22.40
Exercised	—	—	(24)	8.28	(65)	12.40
Terminated or cancelled	(521)	29.07	(659)	28.11	(806)	56.20

Outstanding at end of year	1,079	19.86	1,421	24.66	1,586	29.50

Exercisable at end of year	679	23.92	686	33.08	726	33.60
Shares available for future grant under the:
2002 Plan	210		116		464
2001 Plan	—		—		—
1995 Plan	—		—		—

The following table summarizes information about the Company’s stock options outstanding under the Option Plans as of August 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
	(In thousands, except per share amounts)
Less than $11.00	296	8.5	$6.16	119	$9.48
$11.00 - $18.50	291	7.9	11.98	171	12.13
$18.51 - $21.50	216	7.3	21.18	151	21.13
$21.51 - $32.00	175	6.0	30.02	148	30.52
Greater than $32.01	101	4.6	62.28	90	59.08

	1,079			679

The Company adopted the disclosure-only provisions of SFAS 123 “Accounting for Stock-Based Compensation”, and elected to continue to measure compensation expense for its stock-based employee compensation using the intrinsic value method prescribed by APB No. 25 “Accounting for Stock Issued to Employees”. The fair value of options at date of grant is estimated using the Black-Scholes options pricing model. The weighted average assumptions and resulting fair values at date of grant for options granted during 2004, 2003, and 2002, are as follows:

Interland, Inc.
Notes to Consolidated Financial Statements (continued)

	Stock Option Plans Shares
	2004	2003	2002
Assumptions
Expected life	3.0 years	3.0 years	3.0 years
Risk-free interest rate	2.7%	2.8%	4.0%
Expected volatility	32.0%	80.0%	76.5%
Dividend yield	0.0%	0.0%	0.0%
Weighted average fair values:
Exercise price equal to market price	$1.02	$7.61	$13.01
Exercise price less than market price	$—	$—	$—

18. Retirement Plan

The Company offered its employees a 401(k) retirement plan (the “RAM Plan”) in which substantially all employees may participate. Under the RAM Plan, employees may contribute from 2% to 16% of eligible pay to various savings alternatives. The RAM plan provides for an annual match of eligible employee’s contributions equal to 100% of the first 4% of pay or $1,500, whichever is greater. In 2001, the Company’s contributions under the RAM Plan were made in the Company’s stock, which is purchased on the open market. The Company may also contribute additional amounts based on its financial performance, however, no additional Company contributions were made during the three years ended August 31, 2004.

Interland-Georgia offered its employees a 401(k) retirement plan in which substantially all employees may participate. Under the plan’s deferred compensation arrangement, eligible employees who elect to participate in the plan may contribute between 1% and 15% of eligible compensation, as defined, to the plan. Interland, at its discretion, could elect to provide for either a matching contribution or a discretionary profit-sharing contribution or both.

On January 1, 2002, the Interland-Georgia 401(k) Plan merged with the RAM Plan, and changed its name to the Interland 401(k) Savings Plan (“Savings Plan”). In July 2002, Interland amended the Savings Plan to allow employees to contribute up to 25% of eligible pay. The Company’s expense included in continuing operations pursuant to the RAM Plan, and thereafter the Savings Plan, was approximately $0.8 million in 2004, $0.2 million in 2003 and $0.5 million in 2002, respectively.

19. Related party Transactions

In connection with the sale of the discontinued PC business, the Company was obligated to pay lease payments to Micron Technology, Inc. (“MTI”) of $0.7 million in 2003 and $2.9 million during fiscal year 2002. The obligation was satisfied in 2003. There were no other sale or purchase transactions between the Company and MTI.

In connection with the acquisition of CommuniTech.Net, the Company held two notes receivable with balances totaling $2.7 million at August 31, 2003 from the seller of CommuniTech.Net. These notes matured on February 8, 2004. The loans were collateralized by 273,526 shares of the Company’s common stock, owned by the note holder. In February 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of CommuniTech.Net, Inc., which was acquired by Interland in February 2002. The Company’s lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employment agreement and also demands payment from Mr. Murphy’s two promissory notes (one of which was “non-recourse” while the other was “recourse”). In March 2004, Interland retired the 273,526 shares of stock held as collateral and wrote off the $2,000,000 non-recourse promissory note. The other $735,000 full recourse promissory note remains outstanding and continues to be a subject of the Cobb County litigation noted above. The receivable is shown on the balance sheet as a reduction in shareholders’ equity.

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

20. Income Taxes

The effective income tax rate on continuing operations was approximately 0% for fiscal 2004 compared to 0% for fiscal 2003 and 92% for fiscal 2002. The rate principally reflects the federal statutory rate, net of the effect of state taxes, tax-exempt securities and non-deductible goodwill amortization. The change in the effective income tax rate primarily reflects tax benefits resulting from a change in the Internal Revenue Code regarding the carryback of net operating losses, as well as a valuation allowance on certain tax assets.

Components of income tax (benefit) provision are as follows:

	Fiscal Year Ended
	August 31,	August 31,	August 31,
	2004	2003	2002
	(In thousands)
Current:
U.S. Federal	$—	$629	$(64,241)
State	—	—	—

	—	629	(64,241)

Deferred:
U.S. Federal	—	—	—
State	—	—	—

	—	—	—

Income tax (benefit) provision	$—	$629	$(64,241)

On March 9, 2002, a tax law entitled the “Job Creation and Worker Assistance Act of 2002” was passed. The act benefited the Company directly during 2002 by allowing the ability to carryback 2001 tax losses an additional three years for a total of five years. During the third quarter of fiscal 2002 the Company recorded a tax benefit of approximately $64.2 million from cash relating to the additional tax loss carryback claims. This tax refund significantly added to the Company’s cash position but also reduced the amount of tax net operating losses that are available for carryforward to future years.

A reconciliation between the income tax provision and income tax computed using the federal statutory rate follows:

	Fiscal Year Ended
	August 31,	August 31,	August 31,
	2004	2003	2002
	(In thousands)
U.S. federal income tax at statutory rate	$(36,632)	$(62,357)	$(26,437)
State taxes, net of federal benefit and state tax credits	(5,233)	(3,983)	7,284
Goodwill	26,635	31,475	—
Valuation allowance	15,206	33,844	(51,875)
Tax-exempt Foreign Trade Income	—	—	6,567
Other	24	1,650	220

Income tax (benefit) provision	$—	$629	$(64,241)

     The tax effects of temporary differences and carryforwards that give rise to the deferred tax assets and liabilities are as follows:

Interland, Inc.
Notes to Consolidated Financial Statements (continued)

	As of
	August 31,	August 31,
	2004	2003
	(In thousands)
Deferred tax assets:
Receivables and other allowances	$76	$112
Accrued expenses	1,779	934
Accrued compensation	161	57
Deferred revenue	3,218	4,536
Property, plant and equipment	6,962	5,162
Acquired intangibles	3,695	—
Net operating loss carryforwards	117,620	106,978

Total deferred tax assets	133,511	117,779
Valuation allowance	(133,511)	(116,792)

Net deferred tax assets	—	987
Deferred tax liabilities:
Acquired intangibles	—	(987)

Total deferred tax liabilities	—	(987)

Net deferred taxes	$—	$—

Deferred tax assets and liabilities have not been classified with net assets of discontinued operations because income taxes will not be assumed by the buyers of the discontinued operations and remain the responsibility of the Company.

The Company has federal operating loss carryforwards, some of which are limited by the Section 382 of the Internal Revenue Code. The consolidated limited amount of net operating losses available to the Company as of August 31, 2004 is $294.1 million. These losses begin to expire in fiscal year 2006.

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

Changes in the deferred tax asset valuation allowance are as follows:

	Fiscal Year Ended
	August 31, 2004	August 31, 2003	August 31, 2002
	(In thousands)
Deferred Tax Asset Valuation Allowance
Balance at beginning of year	$116,792	$81,406	$133,251
Change in net cumulative tax differences	16,719	24,870	(54,873)
Additions from acquisitions	—	10,516	3,028

Balance at end of year	$133,511	$116,792	$81,406

21. Commitments

The Company leases various buildings, computer and office equipment, under capital and operating lease agreements. The Company has also entered into various bandwidth agreements and in February 2004 executed a five-year prommisory note with US Bank. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. These assets are depreciated over the shorter of their related lease terms or their estimated useful lives. Rental expense related to operating leases was approximately $3.9 million, $5.5 million, and $7.7 million in 2004, 2003, and 2002 respectively. Future minimum payments including equipment and facility leases, debt payments and bandwidth commitments are as follows:

Interland, Inc.
Notes to Consolidated Financial Statements (continued)

	Operating
	Leases and
	Other Future
	Minimum	Long-term	Capital
	Commitments	debt	Leases
	(In thousands)
2005	$9,258	$789	$1,485
2006	6,505	918	26
2007	4,754	982	—
2008	4,324	1,051
2009	4,273	496
Thereafter	3,891	0

Total	$33,005	$4,236	$1,511

Less: amount representing interest			3

Present value of net minimum lease payments			$1,508
Less: current portion			(1,485)

Capital lease obligation excluding current portion			$23

22. Contingencies

In February of 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of Interland’s subsidiary, CommuniTech.Net, Inc. (“Communitech”), which was acquired by Interland in February 2002. The Company’s lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employment agreement and also demands payment from Mr. Murphy’s two promissory notes (one of which was “non-recourse” while the other was “recourse”). In March 2004, Interland retired the 273,526 shares of stock held as collateral and wrote off the $2,000,000 non-recourse promissory note, which had been carried as Stockholder’s Equity. The other $735,000 full recourse promissory note remains outstanding and continues to be a subject of the Cobb County litigation noted above. Mr. Murphy has asserted various counterclaims in response.

In February 2003, Mr. Heitman, also a former principal of Interland’s subsidiary Communitech, and Mr. Murphy filed a lawsuit against Interland, its CEO, Mr. Joel Kocher, and Communitech, in Jackson County, Missouri claiming, among other things, that Interland acted unreasonably in failing to have the S-3 registration statement declared effective by the SEC on a timely basis and claiming that Interland and/or Mr. Kocher made inaccurate disclosures in connection with Interland’s acquisition of Communitech. The complaint sought compensatory and punitive damages in an unspecified amount. Interland believes that these claims are without merit and will not have a material adverse effect on Interland and intends to vigorously defend the claims. In an order dated August 26, 2004, the Missouri court dismissed two of the thirteen counts in Heitman and Murphy’s complaint and ordered them to re-plead the remaining eleven counts.

In February 2004, the Company initiated a lawsuit in the United States District Court for the Northern District of Georgia against the representatives of the former shareholders of Hostcentric (the “Hostcentric Shareholders”), seeking a declaratory judgment that it will be entitled to reimbursement from the escrow fund established as part of the Hostcentric acquisition for any amounts over $180,000 that it may be required to pay to the landlord for a leased facility in Farmingdale, New York, in accordance with the acquisition agreement between the Company and Hostcentric and its shareholders. The representatives of the Hostcentric Shareholders have denied Interland’s claims and have attempted to assert various counterclaims. Correspondence between the parties has also discussed the possibility of other claims, but these claims have not yet been asserted in litigation. Interland believes its claims in this case are meritorious, that the counterclaims of the former Hostcentric shareholders are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

Interland, Inc.
Notes to Consolidated Financial Statements (continued)

In February 2004, the Company, through its Hostcentric subsidiary, has also initiated a lawsuit in United States District Court for Southern District of New York against the landlord for the same Farmingdale, New York facility, seeking a declaratory judgment that the lease for that facility has been terminated and that the landlord has accepted that termination, thereby eliminating any further obligation on the part of the tenant to make lease payments. The landlord has denied the claims in the complaint and has asserted counterclaims for approximately $200,000 that it claims is past due under the lease. The landlord may, in the future, assert claims against Interland for the balance of payments due under the Lease which claims, the landlord has asserted, could amount to approximately $2 million in the aggregate. Interland plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

On March 14, 2003, Halo Management, LLC, filed a suit against Interland in the U.S. District Court for the Northern District of California alleging that Interland’s use of blueHALO(tm) to describe its proprietary Web hosting architecture infringes on the plaintiff’s registered trademark HALO (U.S. Patent and Trademark Office Serial No. 75/870,390; Registration No. 2,586,017). On August 10, 2004, the court granted Interland’s motion for summary judgment. Shortly thereafter, Interland filed a motion asking the court to order the plaintiff to pay Interland’s attorneys’ fees in defending the action. Subsequently, the parties entered into a settlement agreement providing for the resolution of all outstanding claims and mutual general releases with no resulting material adverse effect on Interland. Pursuant to the terms of the settlement agreement, the plaintiff agreed to Interland’s continuing use of its blueHALO(tm) mark and agreed not to contest Interland’s efforts to register its blueHALO(tm) mark in the U.S. Patent and Trademark Office.

Interland is also defending a case entitled Novell, Inc. v. Micron Electronics, Inc. filed in August 1999 in state court in Utah County, Utah. Novell claims that it was underpaid for royalties on sales of several versions of its NetWare software purportedly distributed by Interland’s predecessor, Micron Electronics, between 1996 and 1998. In addition, Novell also believes it is entitled additional royalties for sales of the software purportedly distributed by NetFrame between 1993 and 1997. Micron Electronics acquired NetFrame in 1997. Novell is seeking an accounting and damages. Interland believes it has meritworthy defenses to Novell’s claims. The litigation is still in the discovery phase.

Periodically, the Company is made aware that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operation’s products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and has accrued a liability and charged discontinued operations for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report. As of August 31, 2004, the Company had an aggregate amount of $1.0 million accrued for such matters.

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

23. Common Stock And Related Matters

In connection with the acquisition of CommuniTech.Net, the Company held two notes receivable with balances totaling $2.7 million at August 31, 2003 from the seller of CommuniTech.Net. These notes, which bear interest at the rate of 5% per annum, matured on February 8, 2004 with interest only payments due quarterly. The loans were collateralized by 273,526 shares of the Company’s common stock, owned by the note holder. In March 2004, Interland retired the 273,526 shares of stock held as collateral and wrote off the $2,000,000 non-recourse promissory note. The other $735,000 full recourse promissory note remains outstanding. These receivables are shown on the balance sheet as a reduction in shareholders’ equity.

Interland, Inc.
Notes to Consolidated Financial Statements (continued)

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

24. Geographic Information

The Company’s business activities are represented by a single industry segment, website and applications hosting. The Company’s sales are generated from customers residing both within the United States and outside of the United States. The following table shows sales by these geographic locations:

	Fiscal Year Ended
	August 31,	August 31,	August 31,
	2004	2003	2002
	(In thousands)
Revenues by Geographic Area
(Based on customer location)
United States	$91,173	$96,276	$91,018
Non- U.S.	11,572	10,362	10,610

Total	$102,745	$106,638	$101,628

Hosting revenues are comprised of shared, dedicated, and application hosting services and domain name registrations. Other revenues are primarily comprised of consulting, bandwidth transfer overage billings, Internet connectivity fees, co-location services, and Web-based business solution services. The following table shows sales by Hosting and Other revenue:

	Fiscal Year Ended
	August 31,	August 31,	August 31,
Revenues	2004	2003	2002
Hosting revenue	$97,601	$103,313	$99,755
Other revenue	5,144	3,325	1,873

Total revenue	$102,745	$106,638	$101,628

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Interland, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Interland, Inc. and its subsidiaries at August 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
November 10, 2004

Quarterly Financial Information (Unaudited)
(in thousands, except per share information

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
2004
Revenues	$26,687	$26,029	$25,686	$24,343
Income/(Loss) from continuing operations	(7,971)	(9,361)	(81,245)	(4,382)
Net income/(Loss)	(8,553)	(10,100)	(81,726)	(4,284)
Income/(loss) per share, basic and diluted:
Continuing operations	$(0.49)	$(0.58)	$(5.07)	$(0.27)
Discontinued operations	(0.04)	(0.04)	(0.03)	(0.01)

	$(0.53)	$(0.62)	$(5.10)	$(0.28)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
2003
Revenues	$27,283	$26,114	$25,898	$27,343
Income/(Loss) from continuing operations	(14,380)	(22,142)	(136,326)	(5,943)
Net income/(Loss)	(14,414)	(22,423)	(136,493)	(550)
Income/(Loss) per share, basic and diluted:
Continuing operations	$(1.03)	$(1.56)	$(9.41)	$(0.40)
Discontinued operations	—	(0.02)	(0.01)	0.36

	$(1.03)	$(1.58)	$(9.42)	$(0.04)

Included in net loss for the third quarter of 2004 and 2003 are losses on impairment of goodwill and other intangible assets totaling $73.6 million and $103.8 million, respectively.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls And Procedures

The Company’s management, including its chief executive officer, chief financial officer and chief accounting officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13(a) – 14(c), and 14(d)) as of August 31, 2004. Based on this review, the chief executive officer, chief financial officer and chief accounting officer concluded that Interland’s disclosure controls and procedures were effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including its chief executive officer, chief financial officer and chief accounting officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

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

The Company has implemented a number of significant improvements to its internal controls over financial reporting. The Company considers a change in its internal control over financial reporting to be material only when the failure to effectuate such change would have been expected to have resulted in a substantial likelihood of a material misstatement of the Company’s financial statements. While we continued to make incremental improvements to our internal controls over financial reporting during the fiscal year, there were no changes in the Company’s internal control over financial reporting which management considered to be material.

Item 9B. Other Information

None.

PART III

Item 10. Directors And Executive Officers Of The Registrant

Item 11. Executive Compensation

Item 12. Security Ownership Of Certain Beneficial Owners And Management

Item 13. Certain Relationships And Related Transactions

Item 14. Principal Accounting Fees And Services

Certain information concerning the Registrant’s executive officers and directors is included under the caption “Officers and Directors of the Registrant” included in PART I, Item 1 of this report. Other information required by Items 10, 11, 12, 13 and 14 will be contained in the registrant’s Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after August 31, 2004, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of documents filed as part of this Report

1.	Financial Statements.

Consolidated Financial Statements:

Consolidated Statements of Operations for the Fiscal Years Ended August 31, 2004, 2003, and 2002

Consolidated Balance Sheets as of August 31, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended August 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows for the Fiscal Years Ended August 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

2.	Quarterly Financial Information (Unaudited)

3.	Report of Independent Registered Public Accounting Firm

4.	Financial Statement Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the Schedules, or because the information required is included in the financial statements and notes thereto.

The following documents are filed as exhibits to this Annual Report on Form 10-K:

						FILED
						PREVIOUSLY ON	FILED
		INCORPORATED BY REFERENCE				FORM 10-K	HEREWITH
Exhibit	Description	Form	Date	Number	Registrant
2.01	Agreement of Merger, dated as of October 10, 1994, as amended by the first amendment thereto, dated as of December 13, 1994, by and among ZEOS, MCI and MCMS	S-4	3/13/95	2.1	INLD

2.02	Articles of Merger, dated April 7, 1995, by and among ZEOS, MCI and MCMS	8-K	4/07/95	2.2	INLD

2.03	Purchase Agreement, dated March 22, 2001, by and among MEI California, Inc., the Registrant and MICRON Technology Inc. (“MTI”)	8-K	4/10/01	2.01	INLD

2.04	Agreement and Plan of Merger dated March 22, 2001, by and among the Registrant, Imagine Acquisition Corporation and Interland, Inc., a Georgia corporation (“Interland-Georgia”)	8-K	4/10/01	2.01	INLD

							FILED
							PREVIOUSLY ON	FILED
		INCORPORATED BY REFERENCE					FORM 10-K	HEREWITH
Exhibit	Description	Form	Date	Number		Registrant
2.05	Membership Interest Purchase Agreement, dated as of April 30, 2001, by and between the Registrant and GTG PC Holdings, LLC	10-Q	5/31/01	2.01		INLD

2.06	First Amendment to Membership Interest Purchase Agreement and Form of Contribution Agreement, dated as of May 31, 2001, by and between the Registrant and GTG PC Holdings, LLC	10-Q	5/31/01	2.02		INLD

2.07(1)	Agreement and Plan of Merger dated as of May 3, 2002, by and between Dialtone Inc., Jaguarcub Acquisition Corporation, Dialtone Stockholders’ Representative	10-Q	5/31/02	2.07		INLD

2.08(a)(1)	Agreement and Plan of Merger dated as of August 30, 2002 by and among Interland, Inc., Panthercub Acquisition Corporation, InnerhoST, Inc., Spire Capital Partners, L.P., Spire Investment L.L.C., Waller-Sutton Media Partners, L.P. and the other stockholders of iNNERHOST, Inc.	S-3/A	9/24/02	2.08		INLD

2.08(b)	Amendment dated as of October 10, 2002 to Agreement and Plan of Merger by and among Interland, Inc., iNNERHOST, Inc. and the stockholders of iNNERHOST, Inc.	10-K	8/31/02	2.08	(b)	INLD

2.09(1)	Agreement and Plan of Merger dated as of December 19, 2002 by and among Interland, Inc., Bobcat Acquisition Corporation, Hostcentric, Inc. and William Bunting, Steve Harter, and Dominique Bellanger as Stockholders Representatives	8-K	12/20/02	2.1		INLD

2.10(1)	Merger Agreement and Plan of Reorganization among Trellix Corporation, Interland, Inc. and Cheetah Acquisition Corporation	S-3	1/22/03	2.10		INLD

							FILED
							PREVIOUSLY ON	FILED
		INCORPORATED BY REFERENCE					FORM 10-K	HEREWITH
Exhibit	Description	Form	Date	Number		Registrant
3.01	Unofficial Restated Articles of Incorporation of Registrant (as amended through April 24, 2002)	10-Q	5/31/02	3.01		INLD

3.01(b)	Articles of Amendment to Articles of Incorporation of Registrant	10-K	8/31/03	3.01	(b)	INLD

3.02	Unofficial Restated Bylaws of the Registrant (as amended through April 24, 2002)	10-Q	5/31/02	3.02		INLD

4.01	Form of Stock Certificate of the Registrant	10-K	8/31/01	3.04		INLD

4.03	August 30, 2002 Registration Rights Agreement by and among Interland, Inc., Spire Capital Partners, L.P., Spire Investment, L.L.C., and Waller-Sutton Media Partners, L.P.	S-3	9/24/02	4.03		INLD

4.04	August 30, 2002 Stock Restriction Agreement by and among Spire Capital Partners, L.P., Spire Investment, L.L.C., and Waller-Sutton Media Partners, L.P.	S-3	9/24/02	4.04		INLD

4.05	March 28, 2002 Amendment to Stock Rights Agreement by and among Interland, Inc., Bryan Heitman and Gabriel Murphy	10-Q	5/31/02	10.112		INLD

4.06	July 11, 2002 Amendment to Stock Rights Agreement by and among Interland, Inc., Bryan Heitman and Gabriel Murphy	S-3/A	9/24/02	4.06		INLD

4.07	December 31, 2002 Amendment to Stock Rights Agreement by and among Interland, Inc., Bryan Heitman and Gabriel Murphy	S-3/A	3/17/03	4.07		INLD

4.08	Form of Warrant	S-3	1/22/03	4.07		INLD

10.35(a)+	Micron Electronics 1995 Stock Option Plan, as amended through August 29, 2001	S-8	1/14/00	4.1		INLD

							FILED
							PREVIOUSLY ON	FILED
		INCORPORATED BY REFERENCE					FORM 10-K	HEREWITH
Exhibit	Description	Form	Date	Number		Registrant
10.35(b)+	Form of Notice of Grant for Micron Electronics 1995 Stock Option Plan	10-K	8/31/01	10.35	(b)	INLD

10.35(c)+	Interland 1995 Stock Option Plan, as amended August 30, 2001	10-K	8/31/01	10.35	(c)	INLD

10.35(d)+	Form of Notice of Grant for Interland 1995 Stock Option Plan	10-K	8/31/01	10.35	(d)	INLD

10.36(a)+	Micron Electronics 1995 Employee Stock Purchase Plan, as amended through August 5, 2001	10-Q	6/1/95	10.36		INLD

10.36(b)+	Interland 1995 Employee Stock Purchase Plan, as amended August 6, 2001 and April 24, 2002							X

10.36(c)+	Interland, Inc. 2002 Equity Incentive Plan	S-8	10/3/03	4.1		INLD

10.38+	Form of Indemnification Agreement between the Registrant and its officers and directors	10-K	8/31/95	10.38		INLD

10.47+	Form of Employment and Non-compete Agreement, with 12-month termination provision, for certain officers of the Registrant	10-Q	2/26/98	10.47		INLD

							FILED
							PREVIOUSLY ON	FILED
		INCORPORATED BY REFERENCE					FORM 10-K	HEREWITH
Exhibit	Description	Form	Date	Number		Registrant
10.52+	Employment Offer, dated January 10, 1998, to Joel J. Kocher	10-Q	2/26/98	10.52		INLD

10.58+	The Registrant’s Executive Incentive Plan, as amended	10-Q	12/2/99	10.58		INLD

10.68+	Amended Non Qualified Stock Option Agreement, dated April 6, 2000	10-Q	6/1/00	10.68		INLD

10.69+	Amended Non Qualified Stock Option Agreement, dated April 6, 2000	10-Q	6/1/00	10.69		INLD

10.70(a)+	HostPro, Inc. 2000 Equity Incentive Plan I	10-K	8/31/00	10.70		INLD

10.70(b)+	HostPro, Inc. 2000 Equity Incentive Plan II	10-K	8/31/00	10.71		INLD

10.70(c)+	Form of Notice of Grant for HostPro, Inc. 2000 Equity Incentive Plans	10-K	8/31/00	10.72		INLD

10.70(d)+	Form of Notice of Grant for HostPro, Inc. 2000 Equity Incentive Plans	10-K	8/31/00	10.73		INLD

10.70(e)+	Micron Electronics 2001 Equity Incentive Plan, as amended as of March 22, 2001	10-Q	5/31/01	10.89		INLD

10.70(f)+	Interland 2001 Equity Incentive Plan, as amended August 6, 2001	10-K	8/31/01	10.70	(f)	INLD

							FILED
							PREVIOUSLY ON	FILED
		INCORPORATED BY REFERENCE					FORM 10-K	HEREWITH
Exhibit	Description	Form	Date	Number		Registrant
10.70(g)+	Form of Notice of Grant for Interland 2001 Equity Incentive Plan	10-K	8/31/01	10.70	(g)	INLD

10.79+	The Registrant’s Severance Plan for Employees – 2001 Amendment and Restatement	10-Q	3/1/01	10.79		INLD

10.80+	The Registrant’s Change in Control Severance Plan	10-Q	3/1/01	10.80		INLD

10.81+	HostPro, Inc. 2000 Incentive Plan II – Notice of Grant to Joel Kocher	10-Q	3/1/01	10.81		INLD

10.84+	Retention Agreement between the Registrant and Sid Ferrales, dated as of December 1, 2000	10-Q	3/1/01	10.84		INLD

10.89	MTI Shareholder Agreement dated as of March 22, 2001 between the Registrant and MTI	10-Q	4/10/01	2.01		INLD

10.91	Operating lease for property located at 3250 Wilshire Blvd., Los Angeles, California, dated as of March 16, 1998	10-Q	5/31/01	10.90		INLD

10.92	Operating lease for property located at 3250 Wilshire Blvd., Los Angeles, California, dated as of March 19, 1999	10-Q	5/3/01	10.91		INLD

10.93	Operating lease for property located at 1450 Eagle Flight Way, Boise, Idaho, dated as of January 7, 2000	10-Q	5/31/01	10.92		INLD

							FILED
							PREVIOUSLY ON	FILED
		INCORPORATED BY REFERENCE					FORM 10-K	HEREWITH
Exhibit	Description	Form	Date	Number		Registrant
10.94	Operating lease for property located at 3326 160th Avenue SE, Bellevue, Washington, dated as of December 16, 1999	10-Q	5/31/01	10.93		INLD

10.96(a)+	Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(a)	INLD

10.96(b)+	First Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(b)	INLD

10.96(c)+	Second Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(c)	INLD

10.96(d)+	Third Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(d)	INLD

10.96(e)+	Fourth Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(e)	INLD

10.101(a)	Amended and Restated Lease Agreement between Interland-Georgia and 101 Marietta Street Associated dated September 29, 1999	S-1/A	5/18/00	10.22	(a)	ILND

10.101(b)	First Amendment to Amended and Restated Lease Agreement between Interland-Georgia and 101 Marietta Street Associates dated November 23, 1999	S-1/A	5/18/00	10.22	(b)	ILND

10.104(a)	SunTrust Plaza Garden Offices Lease Agreement by and between SunTrust Plaza Associates, LLC and Interland-Georgia dated May 15, 2000	10-K	8/31/01	10.104	(a)	INLD

10.104(b)	First Amendment to Lease Agreement by and between SunTrust Plaza Associates, LLC and Interland-Georgia dated September 27, 2000	10-K	8/31/01	10.104	(b)	INLD

10.105	Amended and Restated Registration Rights Agreement between the Registrant, MTI and certain shareholders of Interland named therein dated August 6, 2001	10-K	8/31/01	10.105		INLD

							FILED
							PREVIOUSLY ON	FILED
		INCORPORATED BY REFERENCE					FORM 10-K	HEREWITH
Exhibit	Description	Form	Date	Number		Registrant
10.106	Stock Purchase Agreement between MTI and Micron Semiconductor Products, Inc. dated as of August 30, 2001	10-K	8/31/01	10.106		INLD

10.107	Donation Agreement between Micron Semiconductor Products, Inc. and the Micron Technology Foundation, Inc. dated as of August 30, 2001	10-K	8/31/01	10.107		INLD

10.108(a)+	Employment Agreement between the Registrant and Allen Shulman dated November 1, 2001	10-K	8/31/02	10.108	(a)	INLD

10.108(b)+	Amendment to Employment Agreement between the Registrant and Allen Shulman dated as of September 10, 2002.	10-K	8/31/02	10.108	(b)	INLD

10.109	February 8, 2002 Investor Rights Agreement by and among Interland, Inc., PAR Investment Partners, L.P., Hartford Capital Appreciation Fund, and certain other stockholders	10-Q	2/28/02	10.109		INLD

10.110(1)	Agreement and Plan of Merger dated as of February 8, 2002, by and between CommuniTech.Net, Inc., Montana Acquisition Company, Inc., Interland, Inc., Gabriel Murphy, and Bryan Heitman	10-Q	2/28/02	10.110		INLD

10.112	Amendment to Stock Rights Agreement dated as of March 28, 2002 by and among Interland Inc., Gabriel Murphy, and Bryan Heitman.	10-Q	5/31/02	10.112		INLD

10.115(2)	Microsoft Services Provider License Agreement dated as of January 15, 2002	10-K	8/31/02	10.115		INLD

						FILED
						PREVIOUSLY ON	FILED
		INCORPORATED BY REFERENCE				FORM 10-K	HEREWITH
Exhibit	Description	Form	Date	Number	Registrant
10.116	Escrow Agreement dated as of June 13, 2003, by and among Interland, Inc., William B. Bunting, Steve Harter, and Dominique Bellanger, and SunTrust Bank, a Georgia banking corporation (the “Escrow Agent”)	10-Q	5/31/03	10.1	INLD

10.118+	Employment Agreement dated as of January 13, 2003 by and between Interland and William Jones	10-K/A	8/31/03	10.118	INLD

10.119+	Employment Agreement dated as of August 5, 2002 by and between Interland and Tiffani D. Bova	10-K/A	8/31/03	10.119	INLD

10.120	Promissory Note in the principal amount of $4,780,475 dated February 11, 2004 in favor or U.S. Bancorp Oliver-Allen Technology Leasing.	10-Q	2/29/04	10.117	INLD

10.121(2)	Hosting Provider Program Agreement dated February 24, 2004 between INTERLAND, INC. and Red Hat, Inc.	10-Q	2/29/04	10.118	INLD

10.122+	Form of Stock Option Agreement for Directors and Officers under the 2002 Equity Incentive Plan						X

14.00	Code of Ethics	10-Q	4/28/04	14	INLD

21.01	Subsidiaries of the Registrant						X

23.01	Consent of Independent Registered Public Accounting Firm						X

24.01	Power of Attorney						X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X

FILED
						PREVIOUSLY ON	FILED
		INCORPORATED BY REFERENCE				FORM 10-K	HEREWITH
Exhibit	Description	Form	Date	Number	Registrant
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002						X
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002						X

*	INLD indicates the exhibit is incorporated by reference to the Registrant’s prior filings with the SEC. ILND indicates the exhibit is incorporated by reference to Interland-Georgia’s prior filings with the SEC,

+	Management contract or compensatory arrangement or plan.

(1)	Schedules and exhibits have been omitted from the exhibit. A list of omitted schedules and exhibits is set forth immediately following the table of contents of the exhibit. Copies will be provided to the Commission upon request.

(2)	The Company has requested confidential treatment for portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLAND, INC.
/s/ Allen L. Shulman
Date: November 15, 2004	By: Allen L. Shulman
Senior Vice President, Chief Financial Officer and Senior Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joel J. Kocher Joel J. Kocher	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	November 15, 2004
/s/ Allen L. Shulman Allen L. Shulman	Senior Vice President, Chief Financial Officer and Senior Counsel (principal financial officer)	November 15, 2004
/s/ Juan G. Troncoso Juan G. Troncoso	Vice President Finance & Accounting (principal accounting officer)	November 15, 2004
/s/ John B. Balousek John B. Balousek	Director	November 15, 2004
/s/ Dr. John Patrick Crecine Dr. John Patrick Crecine	Director	November 15, 2004
/s/ Robert Lee Robert Lee	Director	November 15, 2004
/s/ Edward L. Shapiro Edward L. Shapiro	Director	November 15, 2004
/s/ Robert T. Slezak Robert T. Slezak	Director	November 15, 2004