Form 10-K/A
period 2004-08-31
INTERLAND INC /MN/
filed 2004-12-27
CIK 854460

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

Part III of the Annual Report on Form 10-K filed by Registrant on November 15, 2004 is amended as set forth below. Except as modified herein, the Registrant incorporates into this Form 10-K/A the contents of the Annual Report filed on November 15, 2004. The Registrant does not undertake to update any item on that Annual Report other than those items set forth below.

Part III

Item 10. Directors and Executive Officers of the Registrant.

Executive Officers and Directors of the Registrant

The executive officers and directors of the Company and their ages as of October 30, 2004, were as follows:

Name	Age	Position
Joel J. Kocher	48	Chairman of the Board of Directors, President and Chief Executive Officer
Allen L. Shulman	56	Senior Vice President, Chief Financial Officer, and Executive Counsel
Richard A. Pitrolo	44	Vice President, Service Delivery
William Jones	44	Chief Information Officer, Vice President of Operations
Juan G. Troncoso	42	Vice President, Finance & Accounting
James A. Lambert	38	Vice President, Human Resources
Jonathan B. Wilson	38	Vice President, General Counsel
Glenn R. Hofmann	39	Vice President, Products and Technology
John B. Balousek	59	Director
John Patrick Crecine	65	Director
Robert Lee	56	Director
Edward Shapiro	39	Director
Robert T. Slezak	47	Director

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

Richard A. Pitrolo is Vice President of Service Delivery. He joined the Company in November 2003. Prior to joining the Company, Mr. Pitrolo was most recently Vice President of Operations for Stream International, a global leader in outsourced technology and customer support service, from June 2000 to October 2003. Mr. Pitrolo also served as Director of Operations and Support at Inacom Corporation from August 1998 to June 2000. Mr. Pitrolo has served as President and General Manager of PC Technologies Services, as well as holding numerous management positions within Gateway Corporation.

William Jones became Chief Information Officer, Vice President of Operations in July 2003. Prior to joining Interland, Mr. Jones was CIO of Tivoli Systems from May 2000 to January 2003, and was director of Americas infrastructure services for the IBM Software Group from November 1998 to May 2000. From October 1996 to October 1998, he served as director of operations in the IT group for ENTEX Information Services, a privately held computer systems reseller and services company. During his 14-year tenure at Electronic Data Systems (EDS) from June 1982 to October 1996, he held various technical and management positions with emphasis on information technology operations.

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

James A. Lambert joined the Company in June of 1998 in the Human Resources department and has served as Vice President of Human Resources since April 2004. Mr. Lambert has accumulated more than twelve years of experience in all aspects of the human resources field. Prior to joining Interland, Mr. Lambert held numerous human resources positions with both large and small organizations, including Boise Cascade Corporation and Idaho Power Company. Additionally, Mr. Lambert has more than ten years of manufacturing and logistics experience.

Jonathan B. Wilson joined Interland-Georgia in 2001 and was promoted to General Counsel in January 2004. Prior to joining Interland Mr. Wilson was the General Counsel of Pivotry Corporation, an Internet start-up, from July 2000 to November 2000. Before July 2000, Mr. Wilson was an attorney with King & Spalding for approximately two years. As an attorney, Mr. Wilson’s primary expertise is in the law governing the Internet and Intellectual Property. Mr. Wilson is the Chair of the Internet Industry Committee for the ABA’s Public Utility, Communications and Transportation Law Section and has served in that capacity since founding the committee in 1997.

Glenn R. Hofmann joined the Company in 1998 as Director of Internal Audit. Mr. Hofmann has also held management positions in Project Management, was the AVP of Information Technologies, and was most recently promoted to Vice President of Products and Technology in April 2004. Prior to joining Interland, Mr. Hofmann was Application Supervisor of Dakota Clinic, Ltd. from July 1996 to August 1998. Mr. Hofmann brings over 17 years of diverse business experience to this position focused primarily in the areas of systems implementation, project management and team leadership.

John B. Balousek has served as a member of the board of directors since August 1999. He currently serves as a Director on the boards of Aptimus, Inc. and Central Garden & Pet Company, both publicly held companies, and several privately held firms. From 1998 to 1999, Mr. Balousek served as Executive Vice

President and a founder of PhotoAlley.com, a San Francisco-based start-up company providing electronic commerce services. He served as Chairman and CEO of True North Technologies, a digital and interactive services company of True North Communications, parent company of Foote Cone & Belding Communications, Inc., a global advertising and communications company, from March to July 1996. Mr. Balousek continued to serve as a director of True North Communications until January 1997. From 1991 to February 1996, Mr. Balousek served as President, Chief Operating Officer and Director of Foote Cone & Belding Communications.

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

Robert Lee has served as a member of the board of directors since April 1999. He is currently also a director on the boards of Broadvision, Inc. and Netopia, Inc., both privately held companies, Blue Shield of California, a not-for-profit corporation which operates the third largest health plan in California, and one privately held firm. From 1995 to May 1998, Mr. Lee served as President of Business Communications Services for Pacific Bell. Mr. Lee also served as Executive Vice President, California Market Group, for Pacific Bell from 1993 to 1995. Since May 1998, Mr. Lee has been a private investor and consultant.

Edward Shapiro has served as a member of the board of directors since March 2002. He is currently a partner with PAR Capital Management, Inc. He also has held the positions of vice president with Wellington Management Company LLC, and financial analyst with Morgan Stanley & Co. He serves as a director on the boards of two privately held firms.

Robert T. Slezak has served as a member of the board of directors since August 2001. He currently also serves as a director on the boards of Pegasus Communications Corp. and Matrix Bancorp, Inc., both of which are publicly held companies. Mr. Slezak has worked as an independent management consultant since November 1999. From October 1989 to November 1999, Mr. Slezak served as Chief Financial Officer of Ameritrade Holding Corporation, managing the accounting, finance, tax, mergers and acquisitions and regulatory reporting functions of this online brokerage firm.

Audit Committee Composition

     The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). John B. Balousek, John Patrick Crecine, and Robert T. Slezak are members of the audit committee. Robert Lee was a member of the audit committee until his resignation from the Committee in May 2004. The Company’s Board of Directors has determined that all members of the Company’s Audit Committee (as well as Mr. Lee) are “independent” as defined in Rules 1400(a)(14) of the NASDAQ listing standards.

Audit Committee Financial Expert

     The Company’s Board of Directors has determined that in its judgment, Mr. Slezak qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). An audit committee financial expert is a person who has (1) an understanding of generally accepted accounting principles and financial statements; (2) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (3) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant’s financial statements, or experience actively supervising one or more persons engaged in such activities; (4) an understanding of internal controls and procedures for financial reporting; and (5) an understanding of audit committee functions.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers and persons who own beneficially more than 10% (collectively, the “Beneficial Owners”) of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes of ownership with the SEC. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that the Beneficial Owners complied with all applicable Section 16(a) filing requirements during the fiscal year ended August 31, 2004, except each of Cindy Appel, William Jones, Joel Kocher, Richard A. Pitrolo and Allen L. Shulman filed one late Form 4 to report one exempt option grant.

Item 11. Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Compensation of Executive Officers

     The following table sets forth the cash and non-cash compensation for each of the last three fiscal years for services rendered to the Company, its predecessors and its subsidiaries, awarded to or earned by any individual who served as Chief Executive Officer of the Company during fiscal 2004 and each of the other four most highly compensated executive officers of the Company who were serving as executive officers at the end of fiscal 2004 whose combined salary and bonus earned in fiscal 2004 exceeded $100,000 and two former executive officers who were no longer officers at fiscal year end but who would have been among the most highly compensated executive officers for the fiscal year (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

								Long-Term
								Compensation
		Annual Compensation						Awards
	Fiscal					Other Annual		Securities		All Other
Name and Principal Position	Year	Salary (1)		Bonus (2)		Compensation (3)		Underlying Options		Compensation (4)
Joel J. Kocher	2004	$257,570		$—		$87,309	(6)	10,000		$—
Chairman, President, and Chief	2003	382,391		—		194,920	(19)	35,000	(5)	—
Executive Officer	2002	364,846		162,000		83,301	(6)	100,000	(7)	—
Allen L. Shulman	2004	256,401		—		—		6,000		—
Senior Vice President, Chief	2003	251,750		84,966		—		27,500	(5)	1,926
Financial Officer and Executive Counsel	2002	166,538		77,289		—		25,000	(5)	—
William Jones	2004	201,099		—		—		1,000		—
Chief Information Officer and	2003	130,769		29,538		—		15,000		54,340	(14)
Vice President of Operations(10)	2002	—		—		—		0		—
Juan G. Troncoso	2004	141,923		18,000		—		6,000		—
Vice President, Finance &	2003	—		—		—		—		—
Accounting (11)	2002	—		—		—		—		—
Richard A. Pitrolo	2004	142,788		25,000		—		15,000		37,678	(16)
Vice President, Service Delivery(12)	2003	—		—		—		—		—
	2002	—		—		—		—		—
Tiffani Bova	2004	269,210	(18)	—		—		—		148,611	(15)
Former Vice President, Sales	2003	233,077		144,381				16,000	(5)	18,731	(21)
and Channel Programs (17)	2002	9,808						13,000	(5)	25,000	(22)
Savino R. Ferrales	2004	160,220		4,800		48,100	(8)	—		139,800	(15)
Former Senior Vice President	2003	244,792		91,047		48,366	(8)	17,500	(5)
and Chief Resource Officer (13)	2002	264,000		164,025	(20)	57,745	(8)	23,000	(7)	270,000	(9)

(1)	Includes compensation deferred by the employee under the Company’s qualified 401(k) retirement plans.

(2)	Includes amounts paid under the Company’s profit sharing plans and amounts awarded and paid under the Management and Executive Incentive Plan (the “Incentive Plan,” formerly the Micron Electronics, Inc. Executive Bonus Plan) for fiscal 2004 and earned and paid under the Incentive Plan for prior fiscal years.

(3)	Excludes certain perquisites and other amounts that in the aggregate did not exceed the lesser of $50,000 or 10% of the total annual salary and bonuses for the officer.

(4)	Except as otherwise noted, consists of matching contributions made by the Company under qualified 401(k) retirement plans.

(5)	Represents options to purchase shares of the Company’s common stock granted under the Company’s 2002 Equity Incentive Plan.

(6)	Represents amounts the Company paid for travel to and lodging near the Company’s headquarters, as Mr. Kocher does not reside in the Atlanta area.

(7)	Represents an option to purchase shares of the Company’s common stock granted under the Company’s 1995 Stock Option Plan.

(8)	Represents amounts the Company paid for travel to and lodging near the Company’s headquarters, as Mr. Ferrales did not reside in the Atlanta area.

(9)	Represents a retention bonus of $270,000 earned in fiscal 2002.

(10)	This individual’s employment with the Company commenced on January 13, 2003, and he became an executive officer on January 13, 2003.

(11)	This individual’s employment with the Company commenced on April 2, 2001, and he became an executive officer on October 29, 2004.

(12)	This individual’s employment with the Company commenced on November 10, 2003, and he became an executive officer on November 10, 2003.

(13)	This individual’s employment with the Company terminated on April 9, 2004.

(14)	Represents payment of $54,340 by the Company for relocation costs, including reimbursement for related taxes.

(15)	Represents severance payment.

(16)	Includes $15,406 of relocation assistance and $22,272 as an initial employment bonus.

(17)	This individual’s employment with the Company terminated on May 31, 2004.

(18)	Includes $163,132 in base salary and $106,078 in commissions.

(19)	Represents the market value ($113,400) for a stock grant of 9,146 shares, plus amounts the Company paid for travel to and lodging near the Company’s headquarters, as Mr. Kocher does not reside in the Atlanta area.

(20)	Includes a $121,500 bonus that was not paid until after the 2002 10-K/A was prepared.

(21)	Includes $17,346 of relocation assistance.

(22)	Represents an initial employment bonus.

OPTION GRANTS IN FISCAL 2004

     The following table provides information with respect to stock options granted in fiscal 2004 to each of the Named Executive Officers who received options. In accordance with the rules of the SEC, the table sets forth the hypothetical gains or “option spreads” that would exist for the options at the end of their respective terms based on assumed annual rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, on option exercises are dependent on the future performance of the Company’s common stock and overall market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.

	Individual Grants					Potential Realizable
	Number of		Percent of Total			Value at Assumed
	Securities		Options			Annual Rates of Stock
	Underlying		Granted to	Exercise		Price Appreciation for
	Options		Employees in	Price Per	Expiration	Option Term
Name	Granted		Fiscal 2004 (2)	Share	Date	5%	10%
Joel J. Kocher	10,000	(1)	5.6%	$3.33	7/29/2014	$20,942	$53,072
Allen L. Shulman	6,000	(1)	3.4%	$3.33	7/29/2014	$12,565	$31,843
William Jones	1,000	(1)	0.6%	$3.33	7/29/2014	$2,094	$5,307
Juan G. Troncoso	6,000	(1)	3.4%	$3.33	7/29/2014	$12,565	$31,843
Richard A. Pitrolo	7,000	(1)	3.9%	$3.33	7/29/2014	$14,660	$37,150
	8,000	(1)	4.5%	$6.83	11/25/2013	$34,363	$87,082
Tiffani Bova	—		—	—	—	—	—
Savino R. Ferrales	—		—	—	—	—	—

(1)	Represents options granted pursuant to the Company’s 2002 Equity Incentive Plan that vest over two years in increments of 50% per year. Options granted pursuant to the Company’s 2002 Equity Incentive Plan are granted as incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). ISOs are granted with an exercise price equal to 100% of the fair market value (as defined in the plan) of the Company’s common stock on the date of grant. NSOs granted and set forth in the above table were granted with an exercise price equal to 100% of the fair market value (as defined in the plan) of the Company’s common stock on the date of grant.

(2)	Reflects percent of total options to purchase shares of the Company’s common stock granted to employees during fiscal 2004.

AGGREGATED OPTION EXERCISES IN FISCAL 2004 AND AUGUST 31, 2004 OPTION VALUES

The following table provides information regarding Company stock option exercises in fiscal 2004 by the Named Executive Officers, and the value of such officers’ unexercised options at August 31, 2004:

			Number of
			Securities			Value of
			Underlying			Unexercised In-
			Unexercised			The-Money
			Options at Fiscal			Options at Fiscal
	Shares		Year-End			Year-End
	Acquired on		Exercisable (E)/			Exercisable (E)/
Name	Exercise	Value Realized	Unexercisable (U)			Unexercisable (U)
Joel J. Kocher			327,941	(E	)	$	0
			83,005	(U	)
Allen L. Shulman			27,004	(E	)	$	0
			31,496	(U	)		—
William Jones			7,462	(E	)	$	0
			8,538	(U	)		—
Juan G. Troncoso			6,487	(E	)	$	0
			8,871	(U	)		—
Richard A. Pitrolo			0	(E	)	$	0
			15,000	(U	)		—
Tiffani Bova			0	(E	)	$	0
			0	(U	)		—
Savino R. Ferrales			0	(E	)	$	0
			0	(U	)		—

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

Employment Arrangements

The Company has entered into employment agreements with Joel Kocher, the Company’s Chairman, President, and Chief Executive Officer, Allen Shulman, its Senior Vice President, Chief Financial Officer and Executive Counsel and William Jones, its Chief Information Officer, Vice President of Operations.

In addition, the Company entered into employment agreements with the following former executive employees: Savino Ferrales, former Senior Vice President and Chief Resource Officer, Donald Bulens, former Senior Vice President for Mainstream Marketing and Tiffani Bova, former Vice President of Sales and Channel Programs. In the case of Mr. Bulens, the employment agreement was entered into in connection with the Company’s acquisition of Trellix. All of such employment agreements (together with the employment agreements of Mr. Kocher and Mr. Shulman), are hereinafter referred to as the “Executive Agreements.”

The Executive Agreements allow either the Company or the officer to terminate the officer’s active employment with the Company for any reason, voluntary or involuntary, with or without cause, by providing notice to that effect in writing.

The Executive Agreements for Mr. Kocher and Mr. Ferrales provide for a “Transition Period” following termination, unless employment was terminated by the Company for cause or by the officer without good reason. During the Transition Period, the officer will continue to receive all benefits “customarily provided” to such officer while employed, including, but not limited to, salary, bonuses, executive bonuses, benefits and continued vesting of any granted stock options. “Customarily provided” refers to Company practices and plans with respect to the officer’s benefits and compensation in effect as of the date of termination of the officer’s active employment with the Company. Such terminated officers will not be entitled to any new grants of interest in future executive bonuses, any new grants of stock options, or payment of any compensation under an incentive program that is deferred, due to payment criteria of such incentive program, as those criteria existed as of the date of termination of the officer’s active employment with the Company, beyond the Transition Period. The Transition Period is one year for Mr. Kocher and six months for Mr. Ferrales. During any Transition Period, the executive would be subject to the following covenants: noncompete, nonsolicitation of employees, noninterference or solicitation or diversion of business, and nonsolicitation of customers and suppliers.

The Executive Agreements for the other Named Executive Officers and Mr. Bulens provide for a Base Salary, and a lump sum severance payment of six months of Base Salary in the event of termination other than for cause, except in the case of Mr. Shulman, the severance is for twelve months instead of six months. Mr. Bulens’ Executive Agreement provides for an additional $3,000 severance payment. The annual Base Salary is set forth in an exhibit to each Executive Agreement as follows: $235,000 for Mr. Shulman, $250,000 for Mr. Bulens, $170,000 for Ms. Bova and $200,000 for Mr. Jones. These Executive Agreements also provide for additional performance based compensation, specified to be up to 45% of Base Salary in the case of Mr. Shulman and Mr. Bulens, up to a total compensation target of $283,333 in the case of Ms. Bova and up to 40% of Base Salary in the case of Mr. Jones. These executives also entered into a separate Confidentiality and Non-Competition Agreement (“Non-Competition Agreement”). The Non-Competition Agreement provides for a term of twelve months after termination, except in the cases of Mr. Bulens and Mr. Jones, the term is six months. Each Non-Competition Agreement prohibits competition with the Company and disclosure of confidential information by the executive. The Non-Competition Agreements for Mr. Shulman, Ms. Bova and Mr. Jones also prohibit solicitation of customers or employees by the executive.

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

In connection with his resignation as Senior Vice President and Chief Resource Officer, Mr. Ferrales entered into an agreement with Interland as of April 14, 2004. Under this agreement, Interland agreed to pay Mr. Ferrales $144,600. The agreement also provided for releases from him and the termination of all obligations by us under his former employment agreement.

In connection with his resignation as Senior Vice President for Mainstream Marketing, Mr. Bulens entered into an agreement with Interland as of April 14, 2004. Under this agreement, Interland agreed to pay Mr. Bulens $131,000. The agreement also provided for releases from him and the termination of all obligations by us under his former employment agreement.

In connection with her resignation as Vice President of Sales and Channel Programs, Ms. Bova entered into an agreement with Interland as of May 31, 2004. Under this agreement, Interland agreed to pay Ms. Bova $148,611. The agreement also provided for releases from her and the termination of all obligations by us under her former employment agreement.

Code of Ethics

The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to our Chief Executive Officer, Chief Financial Officer and other financial officers. The Code of Ethics was filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003. The Code of Ethics is also available through the Company’s Web site at www.interland.com.

Equity Compensation Plan Information

The following table provides information as of August 31, 2004 with respect to shares of Interland common stock that may be issued under existing equity compensation plans. Interland’s Board of Directors in the past has awarded grants of options to executive officers and employees on a case-by-case basis when sufficient shares were not available under equity compensation plans approved by shareholders. Interland does not intend to continue this practice except to the extent that shares are otherwise unavailable under shareholder-approved plans and the grants are permitted by applicable NASDAQ rules.

	Number of securities to be	Weighted-average exercise	Number of securities remaining
	issued upon exercise of	price of outstanding	available for future issuance under
	outstanding options, warrants	options, warrants and	equity compensation plans (excluding
	and rights	rights	securities reflected in column (a))
	(a)(1)	(b)(1)	(c)(1)
Plans Approved by Shareholders	711,855	$20.56	253,032
Plans Not Approved by Shareholders	264,924	$23.06	0

Total	976,779	$20.39	253,032

(1) Excludes 127,411 shares of common stock to be issued upon the exercise of options issued under the 1999 Stock Incentive Plan of Interland-Georgia, Inc. (the “1999 Plan”), which options have a weighted average exercise price of $29.54. The Company assumed the outstanding options under the 1999 Plan when the Company acquired Interland-Georgia, Inc. on August 6, 2001.

Description of Plans Not Approved by Shareholders

The foregoing table includes only one equity incentive plan not previously approved by Shareholders, which was the 2001 Equity Incentive Plan. The 2001 Equity Incentive Plan resulted from the assumption and amendment and restatement of the HostPro, Inc. 2000 Equity Incentive Plan I and HostPro, Inc. 2000 Equity Incentive Plan II (the “HostPro Plans”). The Company and the Company’s wholly owned subsidiary, HostPro, originally adopted the HostPro Plans on August 17, 2000, reserving a total of 10 million shares of HostPro common stock for issuance under the HostPro Plans.

On March 22, 2001, the Company merged a wholly owned subsidiary into HostPro, with the subsidiary being the surviving corporation and taking on the name “HostPro, Inc.” At the time of that merger, the Company assumed, amended and restated the HostPro Plans as the 2001 Equity Incentive Plan. In connection with that merger, the Company assumed outstanding options to purchase HostPro common stock. Each then outstanding option to purchase HostPro common stock granted under the HostPro Plans was converted into an option to purchase 0.5715 shares of the Company’s common stock. At the time of the merger, options to purchase 4,027,418 shares of HostPro common stock were outstanding under the HostPro Plans.

The 2001 Equity Incentive Plan was designed to meet the “broadly based plans” exemption from the shareholder approval requirement for stock option plans under the NASDAQ Stock Market listing requirements as those requirements then existed. No more than 50% of the total number of shares subject to options or restricted stock awards granted under the plan were to be issued to officers and directors of the Company or any subsidiary of the Company, or any other person whose transactions in the Company’s common stock were subject to Section 16 of the Securities Exchange Act and persons who are not employees or subject to Section 16 were to receive at least 50% of all options and restricted stock awards granted under the plan.

A total of 6,858,000 shares of common stock (685,800 shares after giving effect to the 1:10 reverse stock split effective August 1, 2003) were reserved for issuance under the plan, including the shares subject to options issued under the HostPro Plans and converted into options to purchase Company common stock. This number of shares was to be adjusted proportionately to reflect stock splits, stock dividends and other similar events. Any shares subject to an option or other award granted under the plan that terminates without any shares being issued will again be available for grant and issuance under the plan. In addition, any shares issued under the plan that the Company repurchased at the original issue price were to again be available for issuance under the plan.

The terms and conditions of the 2001 Equity Incentive Plan are substantially the same as the 2002 Equity Incentive Plan, except that the 2001 Equity Incentive Plan does not provide for the grant of incentive stock options, does not comply with the requirement for tax deductibility under Section 162(m) of the Internal Revenue Code and adoption of and amendments to the 2001 Equity Incentive Plan do not require approval of the shareholders. In addition, the 2001 Equity Incentive Plan provides for the grant of restricted stock awards, while the 2002 Equity Incentive Plan does not.

Unless earlier terminated by the board of directors, the 2001 Equity Incentive Plan will terminate in March 2011. The ability to issue additional options under the 2001 Equity Incentive Plan was terminated following the adoption of the 2002 Equity Incentive Plan at the Annual Meeting of Shareholders on April 24, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth ownership information with respect to the common stock of the Company, as of November 30, 2004, with respect to (i) persons known by the Company to beneficially own more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each Named Executive Officer of the Company listed in the “Summary Compensation Table” above, and (iv) all current directors and executive officers of the Company as a group:

	Interland, Inc.
	Common Stock
		Percent
	Amount and Nature of	of
Name of Beneficial Owner	Beneficial Ownership(1)	Class
PAR Investment Partners, L.P. (2)	2,000,000	12.4%
Husic Capital Management L.P. (3)	1,689,730	10.5%
Dimensional Fund Advisors, Inc. (4)	1,133,498	7.0%
S. H. Holdings, Inc. (5)	1,001,391	6.2%
Steven S. Harter (6)	949,433	5.9%
Dominique Bellanger (6)	949,433	5.9%
William B. Bunting (6)	949,433	5.9%
Royce & Associates LLC (7)	846,200	5.3%
Joel J. Kocher (8)	376,794	2.3%
Robert T. Slezak (9)	88,150	0.5%
Allen L. Shulman (10)	38,675	0.2%
Robert Lee (11)	32,467	0.2%
John B. Balousek (12)	22,067	0.1%
Juan G. Troncoso (13)	10,835	*
William Jones (14)	9,757	*
Richard A. Pitrolo (15)	5,833	*
Edward Shapiro (16)	3,300	*
John Patrick Crecine (17)	2,300	*
Tiffani Bova	0	—
Savino R. Ferrales	0	—
All current directors and executive officers as a Group (13 persons) (18)	631,071	3.8%

*	Less than 1%

1.	Unless otherwise indicated below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. All holdings have been adjusted to reflect the 1-for-10 reverse stock split effective August 1, 2003.

2.	Information is based in part on Schedule 13G filed on February 12, 2002 by PAR Investment Partners, L.P. Represents 2,000,000 shares held by PAR Investment Partners, L.P. (“PAR Investment”), of which PAR Group, L.P. is a general partner. PAR Capital Management, Inc. provides investment management services for PAR Investment. Edward L. Shapiro, who has served as a member of the Board of Directors of Interland since March 2002, is a Vice President and shareholder of PAR Capital Management, Inc., and a limited partner of PAR Group, L.P. Does not include 3,000 shares subject to currently exercisable options owned by Mr. Shapiro. PAR Capital Management, Inc. is a reporting company under the Exchange Act. The principal office for PAR Investment, PAR Group, L.P. and PAR Capital Management, Inc. is One Financial Center, Suite 1600, Boston, Massachusetts 02111.

3.	Information is based on Schedule 13D filed on October 1, 2004 and Form 3 filed on October 21, 2004. The principal office for Husic Capital Management, L.P. is at 555 California Street, Suite 2900, San Francisco, California 94104.

4.	Information is based on Schedule 13F filed on September 30, 2004. Dimensional Fund Advisors, Inc. is the institutional investment manager for the following funds which hold the stock: DFA US Small Cap Value Portfolio; DFA Tax-Managed US Small Cap Value Portfolio; DFA US Micro Cap Portfolio; DFA US Small Cap Portfolio; DFA Tax-Managed US Small Cap Portfolio; DFA Tax-Managed US Marketwide Value Portfolio; DFA Variable-Samll Value Portfolio; DFA Tax-Managed US Equity Portfolio; SA US Small Company Fund; and DFA US Small Xm Value Portfolio. The principal office for Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

5.	Information is based on Schedule 13D filed jointly by Jewelcor Management, Inc. and S.H. Holdings, Inc. on July 21, 2004. Both companies are considered beneficial owners. The principal office for both companies is 100 N. Wilkes Barre Blvd., Wilkes Barre, Pennsylvania 18702.

6.	Information is based on Schedule 13G filed on June 23, 2003. The principal business office of Dominique Bellanger is BNP Private Equity, 32 Blvd Haussmann, 75009 Paris, France. The principal business office of Steven S. Harter is Three Riverway, Suite 1430, Houston, Texas 77056. The principal business office of William B. Bunting is One Montgomery Street, 37th Floor, San Francisco, California 94104.

Dominique Bellanger may be deemed to be the beneficial owner of 949,433 shares of the common stock. Steven S. Harter may be deemed to be the beneficial owner of 949,433 shares of the common stock. William B. Bunting may be deemed to be the beneficial owner of 949,433 shares of the Common Stock. In connection with the transactions contemplated by that certain Agreement and Plan of Merger, dated as of December 19, 2002 (the “Hostcentric Merger Agreement”), by and among the Company, Bobcat Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Company, Hostcentric, Inc., a Delaware corporation, and William B. Bunting, Steven S. Harter and Dominique Bellanger, as the Stockholders’ Representatives, 949,433 shares of Common Stock were deposited into escrow (the “Escrow Account”) on the closing date in accordance with that certain Escrow Agreement, dated as of June 13, 2003, by and among the Company, William B. Bunting, Steven S. Harter and Dominique Bellanger, as the Stockholders’ Representatives, and SunTrust Bank, as the Escrow Agent, as security for the indemnification obligations described in the Hostcentric Merger Agreement. The Stockholders’ Representatives, acting by majority vote, are exclusively authorized after the closing date to take such action as the Stockholders’ Representatives, acting in their sole discretion, deem necessary, appropriate or convenient to perform the actions contemplated by the Hostcentric Merger Agreement and any other action reasonably related thereto. Reference is hereby made to the Hostcentric Merger Agreement which has previously been filed by Interland, Inc. as Annex A to the Form S-4/A (Reg. No. 333-104612) filed on May 20, 2003 and the Hostcentric Merger Agreement is incorporated herein by reference. The Escrow Account is the subject of a dispute between the Company and the Stockholders’ Representatives. See “Legal Proceedings.”

7.	Information is based on Schedule 13F filed on September 30, 2004. Royce & Associates LLC is the institutional investment manager for the following funds which hold the stock: Royce Opportunity Fund; Legg Mason Global Fund plc; and Royce Micro Cap Trust. The principal office of Royce & Associates LLC is 1414 Avenue of the Americas, New York, New York 10019.

8.	Includes 347,649 shares subject to options held by Mr. Kocher that are exercisable within 60 days after November 30, 2004.

9.	Includes 3,300 shares subject to options held by Mr. Slezak that are exercisable within 60 days after November 30, 2004.

10.	Includes 38,675 shares subject to options held by Mr. Shulman that are exercisable within 60 days after November 30, 2004.

11.	Includes 10,867 shares subject to options held by Mr. Lee that are exercisable within 60 days after November 30, 2004.

12.	Includes 10,867 shares subject to options held by Mr. Balousek that are exercisable within 60 days after November 30, 2004.

13.	Includes 10,500 shares subject to options held by Mr. Troncoso that are exercisable within 60 days after November 30, 2004.

14.	Includes 9,757 shares subject to options held by Mr. Jones that are exercisable within 60 days after November 30, 2004.

15.	Includes 5,833 shares subject to options held by Mr. Pitrolo that are exercisable within 60 days after November 30, 2004.

16.	Includes 3,300 shares subject to options held by Mr. Shapiro that are exercisable within 60 days after November 30, 2004.

17.	Includes 2,300 shares subject to options held by Dr. Crecine that are exercisable within 60 days after November 30, 2004.

18.	Includes 477,929 shares subject to options that are exercisable within 60 days after November 30, 2004.

Item 13. Certain Relationships and Related Transactions

In connection with the acquisition of CommuniTech.Net, the Company held two notes receivable with balances totaling $2.7 million at August 31, 2003 from the seller of CommuniTech.Net. These notes matured on February 8, 2004. The loans were collateralized by 273,526 shares of the Company’s common stock, owned by the note holder. In February 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of CommuniTech.Net, Inc., which was acquired by Interland in February 2002. The Company’s lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employment agreement and also demands payment from Mr. Murphy’s two promissory notes (one of which was “non-recourse” while the other was “recourse”). In March 2004, Interland retired the 273,526 shares of stock held as collateral and wrote off the $2 million non-recourse promissory note. The other $735,000 full recourse promissory note remains outstanding and continues to be a subject of the Cobb County litigation noted above. The receivable is shown on the balance sheet as a reduction in shareholders’ equity.

Item 14. Principal Accounting Fees and Services.

Fees Paid to Independent Registered Public Accounting Firm in Fiscal 2003 and 2004

     During fiscal 2003 and 2004, the Company incurred the following fees for services performed:

	Fiscal 2004	Fiscal 2003
Audit Fees (1)	$479,340	$580,477
Audit Related Fees	15,500	78,460
Tax Fees	0	0
All Other Fees (2)	0	578,520

(1)	Audit fees were for services performed by PricewaterhouseCoopers LLP, except $25,440 related to the 401K benefit plan audit performed by Grant Thorton LLP.
(2)	Other services included in fiscal 2003, consulting on billing systems ($543,308) and litigation support ($35,212), were performed by PricewaterhouseCoopers LLP.

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

PART IV

Item 15. Exhibits

The following documents are filed as exhibits to this Annual Report on Form 10-K:

						FILED
		INCORPORATED BY REFERENCE				PREVIOUSLY
						ON FORM	FILED
Exhibit	Description	Form	Date	Number	Registrant	10-K	HEREWITH
2.01	Agreement of Merger, dated as of October 10, 1994, as amended by the first amendment thereto, dated as of December 13, 1994, by and among ZEOS, MCI and MCMS	S-4	3/13/95	2.1	INLD

2.02	Articles of Merger, dated April 7, 1995, by and among ZEOS, MCI and MCMS	8-K	4/07/95	2.2	INLD

2.03	Purchase Agreement, dated March 22, 2001, by and among MEI California, Inc., the Registrant and MICRON Technology Inc. (“MTI”)	8-K	4/10/01	2.01	INLD

2.04	Agreement and Plan of Merger dated March 22, 2001, by and among the Registrant, Imagine Acquisition Corporation and Interland, Inc., a Georgia corporation (“Interland-Georgia”)	8-K	4/10/01	2.01	INLD

2.05	Membership Interest Purchase Agreement, dated as of April 30, 2001, by and between the Registrant and GTG PC Holdings, LLC	10-Q	5/31/01	2.01	INLD

2.06	First Amendment to Membership Interest Purchase Agreement and Form of Contribution Agreement, dated as of May 31, 2001, by and between the Registrant and GTG PC Holdings, LLC	10-Q	5/31/01	2.02	INLD

2.07(1)	Agreement and Plan of Merger dated as of May 3, 2002, by and between Dialtone Inc., Jaguarcub Acquisition Corporation, Dialtone Stockholders’ Representative	10-Q	5/31/02	2.07	INLD

							FILED
		INCORPORATED BY REFERENCE					PREVIOUSLY
							ON FORM	FILED
Exhibit	Description	Form	Date	Number		Registrant	10-K	HEREWITH
2.08(a)(1)	Agreement and Plan of Merger dated as of August 30, 2002 by and among Interland, Inc., Panthercub Acquisition Corporation, iNNERHOST, Inc., Spire Capital Partners, L.P., Spire Investment L.L.C., Waller-Sutton Media Partners, L.P. and the other stockholders of iNNERHOST, Inc.	S-3/A	9/24/02	2.08		INLD

2.08(b)	Amendment dated as of October 10, 2002 to Agreement and Plan of Merger by and among Interland, Inc., iNNERHOST, Inc. and the stockholders of iNNERHOST, Inc.	10-K	8/31/02	2.08	(b)	INLD

2.09(1)	Agreement and Plan of Merger dated as of December 19, 2002 by and among Interland, Inc., Bobcat Acquisition Corporation, Hostcentric, Inc. and William B. Bunting, Steven S. Harter, and Dominique Bellanger as Stockholders’ Representatives	8-K	12/20/02	2.1		INLD

2.10(1)	Merger Agreement and Plan of Reorganization among Trellix Corporation, Interland, Inc. and Cheetah Acquisition Corporation	S-3	1/22/03	2.10		INLD

3.01	Unofficial Restated Articles of Incorporation of Registrant (as amended through April 24, 2002)	10-Q	5/31/02	3.01		INLD

3.01(b)	Articles of Amendment to Articles of Incorporation of Registrant	10-K	8/31/03	3.01	(b)	INLD

3.02	Unofficial Restated Bylaws of the Registrant (as amended through April 24, 2002)	10-Q	5/31/02	3.02		INLD

4.01	Form of Stock Certificate of the Registrant	10-K	8/31/01	3.04		INLD

4.03	August 30, 2002 Registration Rights Agreement by and among Interland, Inc., Spire Capital Partners, L.P., Spire Investment, L.L.C., and Waller-Sutton Media Partners, L.P.	S-3	9/24/02	4.03		INLD

4.04	August 30, 2002 Stock Restriction Agreement by and among Spire Capital Partners, L.P., Spire Investment, L.L.C., and Waller-Sutton Media Partners, L.P.	S-3	9/24/02	4.04		INLD

4.05	March 28, 2002 Amendment to Stock Rights Agreement by and among Interland, Inc., Bryan Heitman and Gabriel Murphy	10-Q	5/31/02	10.112		INLD

4.06	July 11, 2002 Amendment to Stock Rights Agreement by and among Interland, Inc., Bryan Heitman and Gabriel Murphy	S-3/A	9/24/02	4.06		INLD

4.07	December 31, 2002 Amendment to Stock Rights Agreement by and among Interland, Inc., Bryan Heitman and Gabriel Murphy	S-3/A	3/17/03	4.07		INLD

							FILED
		INCORPORATED BY REFERENCE					PREVIOUSLY
							ON FORM	FILED
Exhibit	Description	Form	Date	Number		Registrant	10-K	HEREWITH
4.08	Form of Warrant	S-3	1/22/03	4.07		INLD

10.35(a)+	Micron Electronics 1995 Stock Option Plan, as amended through August 29, 2001	S-8	1/14/00	4.1		INLD

10.35(b)+	Form of Notice of Grant for Micron Electronics 1995 Stock Option Plan	10-K	8/31/01	10.35	(b)	INLD

10.35(c)+	Interland 1995 Stock Option Plan, as amended August 30, 2001	10-K	8/31/01	10.35	(c)	INLD

10.35(d)+	Form of Notice of Grant for Interland 1995 Stock Option Plan	10-K	8/31/01	10.35	(d)	INLD

10.36(a)+	Micron Electronics 1995 Employee Stock Purchase Plan, as amended through August 5, 2001	10-Q	6/1/95	10.36		INLD

10.36(b)+	Interland 1995 Employee Stock Purchase Plan, as amended August 6, 2001 and April 24, 2002						X

10.36(c)+	Interland, Inc. 2002 Equity Incentive Plan	S-8	10/3/03	4.1		INLD

10.38+	Form of Indemnification Agreement between the Registrant and its officers and directors	10-K	8/31/95	10.38		INLD

10.52+	Employment Offer, dated January 10, 1998, to Joel J. Kocher	10-Q	2/26/98	10.52		INLD

10.58+	The Registrant’s Executive Incentive Plan, as amended	10-Q	12/2/99	10.58		INLD

10.68+	Amended Non Qualified Stock Option Agreement, dated April 6, 2000	10-Q	6/1/00	10.68		INLD

10.69+	Amended Non Qualified Stock Option Agreement, dated April 6, 2000	10-Q	6/1/00	10.69		INLD

10.70(a)+	HostPro, Inc. 2000 Equity Incentive Plan I	10-K	8/31/00	10.70		INLD

10.70(b)+	HostPro, Inc. 2000 Equity Incentive Plan II	10-K	8/31/00	10.71		INLD

10.70(c)+	Form of Notice of Grant for HostPro, Inc. 2000 Equity Incentive Plans	10-K	8/31/00	10.72		INLD

10.70(d)+	Form of Notice of Grant for HostPro, Inc. 2000 Equity Incentive Plans	10-K	8/31/00	10.73		INLD

10.70(e)+	Micron Electronics 2001 Equity Incentive Plan, as amended as of March 22, 2001	10-Q	5/31/01	10.89		INLD

10.70(f)+	Interland 2001 Equity Incentive Plan, as amended August 6, 2001	10-K	8/31/01	10.70	(f)	INLD

							FILED
		INCORPORATED BY REFERENCE					PREVIOUSLY
							ON FORM	FILED
Exhibit	Description	Form	Date	Number		Registrant	10-K	HEREWITH
10.70(g)+	Form of Notice of Grant for Interland 2001 Equity Incentive Plan	10-K	8/31/01	10.70	(g)	INLD

10.79+	The Registrant’s Severance Plan for Employees – 2001 Amendment and Restatement	10-Q	3/1/01	10.79		INLD

10.80+	The Registrant’s Change in Control Severance Plan	10-Q	3/1/01	10.80		INLD

10.81+	HostPro, Inc. 2000 Incentive Plan II – Notice of Grant to Joel J. Kocher	10-Q	3/1/01	10.81		INLD

10.84+	Retention Agreement between the Registrant and Sid Ferrales, dated as of December 1, 2000	10-Q	3/1/01	10.84		INLD

10.89	MTI Shareholder Agreement dated as of March 22, 2001 between the Registrant and MTI	10-Q	4/10/01	2.01		INLD

10.91	Operating lease for property located at 3250 Wilshire Blvd., Los Angeles, California, dated as of March 16, 1998	10-Q	5/31/01	10.90		INLD

10.92	Operating lease for property located at 3250 Wilshire Blvd., Los Angeles, California, dated as of March 19, 1999	10-Q	5/3/01	10.91		INLD

10.93	Operating lease for property located at 1450 Eagle Flight Way, Boise, Idaho, dated as of January 7, 2000	10-Q	5/31/01	10.92		INLD

10.94	Operating lease for property located at 3326 160th Avenue SE, Bellevue, Washington, dated as of December 16, 1999	10-Q	5/31/01	10.93		INLD

10.96(a)+	Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(a)	INLD

10.96(b)+	First Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(b)	INLD

10.96(c)+	Second Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(c)	INLD

10.96(d)+	Third Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(d)	INLD

10.96(e)+	Fourth Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(e)	INLD

10.101(a)	Amended and Restated Lease Agreement between Interland-Georgia and 101 Marietta Street Associates dated September 29, 1999	S-1/A	5/18/00	10.22	(a)	ILND

							FILED
		INCORPORATED BY REFERENCE					PREVIOUSLY
							ON FORM	FILED
Exhibit	Description	Form	Date	Number		Registrant	10-K	HEREWITH
10.101(b)	First Amendment to Amended and Restated Lease Agreement between Interland-Georgia and 101 Marietta Street Associates dated November 23, 1999	S-1/A	5/18/00	10.22	(b)	ILND

10.104(a)	SunTrust Plaza Garden Offices Lease Agreement by and between SunTrust Plaza Associates, LLC and Interland-Georgia dated May 15, 2000	10-K	8/31/01	10.104	(a)	INLD

10.104(b)	First Amendment to Lease Agreement by and between SunTrust Plaza Associates, LLC and Interland-Georgia dated September 27, 2000	10-K	8/31/01	10.104	(b)	INLD

10.105	Amended and Restated Registration Rights Agreement between the Registrant, MTI and certain shareholders of Interland named therein dated August 6, 2001	10-K	8/3/101	10.105		INLD

10.106	Stock Purchase Agreement between MTI and Micron Semiconductor Products, Inc. dated as of August 30, 2001	10-K	8/31/01	10.106		INLD

10.107	Donation Agreement between Micron Semiconductor Products, Inc. and the Micron Technology Foundation, Inc. dated as of August 30, 2001	10-K	8/31/01	10.107		INLD

10.108(a)+	Employment Agreement between the Registrant and Allen Shulman dated November 1, 2001	10-K	8/31/02	10.108	(a)	INLD

10.108(b)+	Amendment to Employment Agreement between the Registrant and Allen Shulman dated as of September 10, 2002	10-K	8/31/02	10.108	(b)	INLD

10.109	February 8, 2002 Investor Rights Agreement by and among Interland, Inc., PAR Investment Partners, L.P., Hartford Capital Appreciation Fund, and certain other stockholders	10-Q	2/28/02	10.109		INLD

10.110(1)	Agreement and Plan of Merger dated as of February 8, 2002, by and between CommuniTech.Net, Inc., Montana Acquisition Company, Inc., Interland, Inc., Gabriel Murphy, and Bryan Heitman	10-Q	2/28/02	10.110		INLD

10.112	Amendment to Stock Rights Agreement dated as of March 28, 2002 by and among Interland Inc., Gabriel Murphy and Bryan Heitman	10-Q	5/31/02	10.112		INLD

10.115(2)	Microsoft Services Provider License Agreement dated as of January 15, 2002	10-K	8/31/02	10.115		INLD

						FILED
		INCORPORATED BY REFERENCE				PREVIOUSLY
						ON FORM	FILED
Exhibit	Description	Form	Date	Number	Registrant	10-K	HEREWITH
10.116	Escrow Agreement dated as of June 13, 2003, by and among Interland, Inc., William B. Bunting, Steven S. Harter, and Dominique Bellanger, and SunTrust Bank, a Georgia banking corporation (the “Escrow Agent”)	10-Q	5/31/03	10.1	INLD

10.118+	Employment Agreement dated as of January 13, 2003 by and between Interland and William Jones	10-K/A	8/31/03	10.118	INLD

10.119+	Employment Agreement dated as of August 5, 2002 by and between Interland and Tiffani D. Bova	10-K/A	8/31/03	10.119	INLD

10.120	Promissory Note in the principal amount of $4,780,475 dated February 11, 2004 in favor or U.S. Bancorp Oliver-Allen Technology Leasing	10-Q	2/29/04	10.117	INLD

10.121(2)	Hosting Provider Program Agreement dated February 24, 2004 between INTERLAND, INC. and Red Hat, Inc.	10-Q	2/29/04	10.118	INLD

10.122+	Form of Stock Option Agreement for Directors and Officers under the 2002 Equity Incentive Plan					X

14.00	Code of Ethics	10-Q	4/28/04	14	INLD

21.01	Subsidiaries of the Registrant						X

23.01	Consent of Independent Registered Public Accounting Firm					X

24.01	Power of Attorney					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002						X

*	INLD indicates the exhibit is incorporated by reference to the Registrant’s prior filings with the SEC. ILND indicates the exhibit is incorporated by reference to Interland-Georgia’s prior filings with the SEC.

+	Management contract or compensatory arrangement or plan.

(1)	Schedules and exhibits have been omitted from the exhibit. A list of omitted schedules and exhibits is set forth immediately following the table of contents of the exhibit. Copies will be provided to the Commission upon request.

(2)	The Company has requested confidential treatment for portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLAND, INC.

Date: December 27, 2004	/s/ Allen L. Shulman

By: Allen L. Shulman
Senior Vice President, Chief
Financial Officer and Executive Counsel

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joel J. Kocher	Chairman of the Board, President and Chief	December 27, 2004
Executive Officer (principal executive officer)
Joel J. Kocher

/s/ Allen L. Shulman	Senior Vice President, Chief Financial	December 27, 2004
Officer and Executive Counsel (principal financial officer)
Allen L. Shulman

/s/ Juan G. Troncoso	Vice President (principal accounting officer)	December 27, 2004

Juan G. Troncoso

*	Director	December 27, 2004

John B. Balousek

*	Director	December 27, 2004

Dr. John Patrick Crecine

*	Director	December 27, 2004

Robert Lee

*	Director	December 27, 2004

Edward L. Shapiro

*	Director	December 27, 2004

Robert T. Slezak

*By: /s/ Allen L. Shulman

Allen L. Shulman
Attorney-in-Fact