Form 10-Q
period 2004-11-30
INTERLAND INC /MN/
filed 2004-12-27
CIK 854460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004
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

The number of outstanding shares of the registrant’s Common Stock on November 30, 2004 was 16,092,602.

PART I. Financial Information

Item 1. Financial Statements

Interland, Inc.

Consolidated Statements Of Operations

(In thousands except per share amounts)
(Unaudited)

	For the three months ended
	November 30,	November 30,
	2004	2003
Revenues	$23,061	$26,687
Operating costs and expenses:
Network operating costs, exclusive of depreciation shown below	5,685	7,099
Sales and marketing, exclusive of depreciation shown below	3,966	5,206
Technical support, exclusive of depreciation shown below	3,813	4,805
General and administrative, exclusive of depreciation shown below	7,131	8,123
Bad debt expense	440	1,131
Depreciation and amortization	5,877	8,182
Other expense (income), net	(13)	(26)

Total operating costs and expenses	26,899	34,520

Operating loss	(3,838)	(7,833)
Interest income (expense), net	41	(138)

Loss from continuing operations before taxes	(3,797)	(7,971)
Income tax benefit (expense)	—	—

Net loss from continuing operations	(3,797)	(7,971)
Gain (loss) from discontinued operations, net of tax	601	(582)

Net loss	$(3,196)	$(8,553)

Net gain (loss) per share, basic and diluted:
Continuing operations	$(0.24)	$(0.49)
Discontinued operations	0.04	(0.04)

	$(0.20)	$(0.53)

Number of shares used in per share calculation:
Basic and diluted	16,016	16,163

The accompanying notes are an integral part of these consolidated financial statements.

Interland, Inc.

Consolidated Balance Sheets

(In thousands)
(Unaudited)

	As of
	November 30,	August 31,
	2004	2004
Assets
Cash and cash equivalents	$23,157	$25,228
Short term investments	3,000	2,500
Trade receivables, net	2,478	2,431
Other receivables	556	553
Other current assets	3,178	3,479
Restricted investments	283	283

Total current assets	32,652	34,474
Restricted investments	10,093	10,609
Property plant and equipment, net	21,156	24,508
Intangibles, net	10,392	12,077
Other assets	3,244	3,244

Total assets	$77,537	$84,912

Liabilities and shareholders’ equity
Accounts payable	$1,060	$2,517
Accrued expenses	12,073	12,105
Accrued restructuring charges	3,796	4,393
Current portion of long-term debt and capital lease obligations	1,557	2,271
Deferred revenue	7,353	7,777

Total current liabilities	25,839	29,063
Long-term debt and capital lease obligations	3,247	3,473
Deferred revenue, long-term	234	268
Other liabilities	2,352	3,209

Total liabilities	31,672	36,013

Commitments and contingencies	—	—
Shareholders’ equity
Common stock, $.01 par value, authorized 21 million shares, issued and outstanding 16.1 million and 16.1 million shares, respectively	161	161
Additional capital	321,095	321,091
Warrants	4,603	4,603
Deferred compensation	(162)	(320)
Note receivable from shareholder	(735)	(735)
Accumulated deficit	(279,097)	(275,901)

Total shareholders’ equity	45,865	48,899

Total liabilities and shareholders’ equity	$77,537	$84,912

The accompanying notes are an integral part of these consolidated financial statements.

Interland, Inc.

Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	For the three months ended
	November 30,	November 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,196)	$(8,553)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
(Income) loss from discontinued operations	(601)	582
Depreciation and amortization	5,877	8,182
Bad debt expense	440	1,131
Gain on sale of assets	(13)	(22)
Other non-cash adjustments	158	173
Changes in operating assets and liabilities net of effect of acquisitions:
Receivables, net	(490)	(598)
Other current and non current assets	301	364
Accounts payable, accrued expenses, other liabilities and deferred revenue	(2,583)	(3,459)

Cash used in operating activities of continuing operations	(107)	(2,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant, and equipment	(827)	(2,453)
Purchases of held-to-maturity investment securities	(500)	(1,500)
Proceeds from held-to-maturity investment securities	—	11,300
Net change in restricted investments	516	1,293
Acquisitions, net of cash acquired	—	(23)

Cash provided by (used in) investing activities of continuing operations	(811)	8,617

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt and capital lease obligations	(940)	(3,497)
Proceeds from issuance of common stock	4	—

Cash used in financing activities of continuing operations	(936)	(3,497)

Net cash provided by continuing operations	(1,854)	2,920
Net cash (used in) provided by discontinued operations	(217)	(601)

Net increases (decreases) in cash and cash equivalents	(2,071)	2,319
Cash and cash equivalents at beginning of period	25,228	35,255

Cash and cash equivalents at end of period	$23,157	$37,574

The accompanying notes are an integral part of these consolidated financial statements

Interland, Inc.

Notes To Consolidated Financial Statements

1.	General

Business — Interland, Inc. together with its subsidiaries (collectively the “Company”), is a leader in efficiently packaging, distributing, and supporting business-class, online marketing solutions to small and medium business (“SME”) owners, both directly and through partners, enabling those businesses to gain new relationships and better support communication with their existing customers locally and around the world. Interland operates as one reporting segment and continues to offer a broad range of products and services, including shared and dedicated hosting services, e-commerce, application hosting, website development, marketing, and optimization tools.

History of operating losses — The Company’s Web hosting business has historically incurred net losses and losses from operations. The Company’s future operation is dependent upon its ability to achieve and sustain positive cash flow prior to the depletion of cash resources. The Company plans to reduce its level of cash requirements through a decrease in capital purchases and by improving sales and reducing customer churn. The Company will have reduced cash outlays for payments associated with prior integration and discontinued operation liabilities and reduced debt payments because of the buyout of capital lease obligations during fiscal 2004. The Company expects to continue to have negative cash flows for at least the next three quarters as it continues to execute on its business plan. There can be no assurance that Interland’s continuing efforts to stabilize or increase its revenue will be successful and the Company will be able to continue as a going concern. If the Company is unable to successfully execute its business plan, it may require additional capital, which may not be available on suitable terms. Nonetheless, management believes it has adequate cash and liquid resources to fund operations and planned capital expenditures through at least the next 12 months.

2.	Significant Accounting Policies

Interim Unaudited Financial Information — The accompanying unaudited consolidated financial statements for the three-month periods ended November 30, 2004 and November 30, 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In management’s opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the three-month period ended November 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year.

Basis of Presentation – This report on Form 10-Q (“10-Q”) for the first quarter ended November 30, 2004 should be read in conjunction with the Company’s Form 10-K (“10-K”) for the fiscal year ended August 31, 2004. The financial statements include the accounts of Interland, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the fair value of the options to compensation expense on a straight-line basis over the vesting period of the options, the following table illustrates the effect on net loss and loss per share:

	Three-month period ended
	November 30,	November 30,
	2004	2003
	in thousands, except per share numbers
Net loss as reported	$(3,196)	$(8,553)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	158	174
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(416)	(576)

Interland, Inc.
Notes To Consolidated Financial Statements (Continued)

	Three-month period ended
	November 30,	November 30,
	2004	2003
	in thousands, except per share numbers
Proforma net loss	$(3,454)	$(8,955)

Loss per share:
Basic and diluted — as reported	$(0.20)	$(0.53)

Basic and diluted — pro forma	$(0.22)	$(0.55)

Weighted average shares outstanding Basic and diluted	16,016	16,163

3.	Restructuring And Facility Exit Costs

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

The following table shows a reconciliation of the beginning and ending restructuring liability balances from inception through November 30, 2004 related to all restructuring activities recorded by the Company under the 2001 Plan. During the fiscal quarter ended November 30, 2004, cash payments were made related to the monthly lease obligations for lease abandonments leaving an outstanding liability of $3.1 million as of November 30, 2004.

		Property,		Employee
	Lease	plant, and	Other exit	termination	Goodwill and
	abandonments	equipment	costs	benefits	Intangibles	Total
	(In thousands)
Balance at August 31, 2000	$—	$—	$—	$—	$—	$—
Plan charges	9,404	26,915	3,528	727	69,704	110,278
Cash paid	(683)	—	—	(498)	—	(1,181)
Non-cash write downs	—	(26,915)	—	—	(69,704)	(96,619)

Balance at August 31, 2001	$8,721	$—	$3,528	$229	$—	$12,478
Cash paid	(1,625)	—	(487)	(229)	—	(2,341)
Other adjustments	538	—	(1,862)	—	—	(1,324)

Balance at August 31, 2002	$7,634	$—	$1,179	$—	$—	$8,813
Cash paid	(1,701)	—	(199)	—	—	(1,900)
Other adjustments	(297)	—	(980)	—	—	(1,277)

Balance at August 31, 2003	$5,636	$—	$—	$—	$—	$5,636
Cash paid	(2,192)	—	—	—	—	(2,192)
Other adjustments	178	—	—	—	—	178

Balance at August 31, 2004	$3,622	$—	$—	$—	$—	$3,622
Cash paid	(513)	—	—	—	—	(513)

Balance at November 30, 2004	$3,109	$—	$—	$—	$—	$3,109

Interland, Inc.
Notes To Consolidated Financial Statements(Continued)

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

The following table shows a reconciliation of the beginning and ending liability balances from inception through November 30, 2004 related to all restructuring activities recorded by the Company under the 2003 Plan. The $0.5 million balance at November 30, 2004 represents the remaining bandwidth termination liabilities, which the Company expects to have final resolution during fiscal year 2005.

		Property,		Employee
	Lease	plant, and	Other exit	termination
	abandonments	equipment	costs	benefits	Total
	(In thousands)
Balance at August 31, 2002	$—	$—	$—	$—	$—
Plan charges	2,061	1,317	1,886	1,317	6,581
Cash paid	(2,130)	(227)	(426)	(1,165)	(3,948)
Other adjustments	79	46	(236)	(121)	(232)
Non-cash write down	—	(871)		—	(871)

Balance at August 31, 2003	$10	$265	$1,224	$31	$1,530
Cash paid	(6)	(236)	(227)	(31)	(500)
Other adjustments	(4)	(29)	(453)	—	(486)

Balance at August 31, 2004	$—	$—	$544	$—	$544
Cash paid	—	—	—	—	—
Other adjustments	—	—	—	—	—

Balance at November 30, 2004	$—	$—	$544	$—	$544

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

The following table shows a reconciliation of the beginning and ending liability balances from inception through November 30, 2004 related to all restructuring activities recorded by the Company under the 2004 Plan. During the fiscal quarter ended November 30, 2004, cash payments were made related to the monthly lease obligations that have a remaining liability of $0.1 million to be paid out by April 2005, and the final employee termination payments.

Interland, Inc.
Notes To Consolidated Financial Statements(Continued)

		Employee
	Lease	termination
	abandonments	benefits	Total
	(In thousands)
Balance at August 31, 2003	$—	$—	$—
Plan charges	279	785	1,064
Cash paid	(72)	(765)	(837)

Balance at August 31, 2004	$207	$20	$227
Cash paid	(64)	(20)	(84)

Balance at November 30, 2004	$143	$—	$143

4.	Purchase Business Combination Liabilities

In connection with the acquisition of Interland-Georgia in 2001, INNERHOST in 2002, and Trellix in 2003 the Company accrued certain liabilities representing estimated costs of exiting certain facilities, termination of bandwidth contracts and involuntary termination of employees in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The liability balances and annual activity from inception through August 31, 2004 are disclosed in the 2004 10-K. The following table shows the changes in the accrual from August 31, 2004 through November 30, 2004:

	(in thousands)
	Lease
	Abandonment	Total
Balance at August 31, 2004	$740	$740
Net Cash Paid	(43)	(43)

Balance at November 30, 2004	$697	$697

During the fiscal quarter ended November 30, 2004, the Company continued to make its monthly lease payment and collect from its sub tenants for its lease abandonment obligations according to the contractual agreements ending in 2009.

5.	Other Liabilities

In December 2004, the Company received a revised tax assessment regarding a sales and use tax audit from the state of Virginia relating to the discontinued PC Systems business segment. This revised assessment was substantially lower than the prior assessment and resulted in a reduction to a previously recorded sales tax reserve by $0.8 million. The sales tax reserve of $1.2 million at August 31, 2004 was reduced to $0.4 million at November 30, 2004 to record this change in estimate. The Company has recognized this gain through discontinued operations during the quarter ended November 30, 2004.

The Company continues to be a party to numerous sales and use tax assessments and audits related to the discontinued operations and have an established reserve of $0.4 million and $1.2 million as of November 30, 2004 and August 31, 2004, respectively. The Company has also established an accrual for income tax liabilities of $1.5 million and $1.6 million as of November 30, 2004 and August 31, 2004, respectively.

6.	Discontinued Operations

In fiscal 2001 the Company discontinued the operations of its PC Systems business segment, which was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results

Interland, Inc.
Notes To Consolidated Financial Statements(Continued)

of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” During the first quarter 2005, the Company recognized a gain of $0.6 million from discontinued operations. This gain consisted of a reduction to a previously recorded sale reserve by $0.8 million, offset by $0.2 million of required legal fees in defense and settlement of Micron PC legal matters. The Company has a sales and use tax assessments and audit reserve of $0.5 million, $0.7 million in contingent liabilities, $0.2 million in legal expenses and $0.3 for other liabilities related to the disposal of discontinued operations as of November 30, 2004.

7.	Contingencies

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

In February 2003, Mr. Heitman, also a former principal of Interland’s subsidiary Communitech, and Mr. Murphy filed a lawsuit against Interland, its Chief Executive Officer, Mr. Joel Kocher, and Communitech, in Jackson County, Missouri claiming, among other things, that Interland acted unreasonably in failing to have the S-3 registration statement declared effective by the SEC on a timely basis and claiming that Interland and/or Mr. Kocher made inaccurate disclosures in connection with Interland’s acquisition of Communitech. The complaint sought compensatory and punitive damages in an unspecified amount. Interland believes that these claims are without merit and will not have a material adverse effect on Interland and is vigorously defending the claims. The Interland parties have filed motions to dismiss all of the claims against them and those motions are pending.

In February 2004, the Company initiated a lawsuit in the United States District Court for the Northern District of Georgia against the representatives of the former shareholders of Hostcentric (the “Hostcentric Shareholders”), seeking a declaratory judgment that it will be entitled to reimbursement from the escrow fund established as part of the Hostcentric acquisition for any amounts over $180,000 that it may be required to pay to the landlord for a leased facility in Farmingdale, New York, in accordance with the acquisition agreement between the Company and Hostcentric and its shareholders. The representatives of the Hostcentric Shareholders have denied Interland’s claims and have attempted to assert various counterclaims. The Company, has in turn, brought additional claims based on facts learned in discovery. Correspondence between the parties has also discussed the possibility of other claims, but these claims have not yet been asserted in litigation. Interland believes its claims in this case are meritorious, that the counterclaims of the former Hostcentric shareholders are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

In February 2004, the Company, through its Hostcentric subsidiary, has also initiated a lawsuit in United States District Court for Southern District of New York against the landlord for the same Farmingdale, New York facility. The Company believes that it and the landlord have reached an agreement in principle to settle the litigation and has petitioned the court to enforce the agreement. Interland believes that no material adverse effect on Interland will occur as a result of this litigation.

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

Interland, Inc.
Notes To Consolidated Financial Statements(Continued)

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

Interland, Inc.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding Interland’s expectations of its future liquidity needs, its expectations regarding its future operating results including its planned increase in its revenue levels and the actions the Company expects to take in order to maintain its existing customers and expand its operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to it as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include risks associated with our target markets and risks pertaining to our ability to successfully integrate the operations and personnel of the recent acquisitions. Factors that could cause actual results to differ materially from expected results are identified in “Risk Factors” below, and in the Company’s annual report on Form 10-K for the year ended August 31, 2004 and in the Company’s other filings with the Securities and Exchange Commission. All quarterly references are to the Company’s fiscal periods ended November 30, 2004, or November 30, 2003, unless otherwise indicated. All annual references are also on a fiscal August 31st year-end basis, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

Overview

Interland is a leader in making the power of the Internet available to small- and medium-sized enterprises (“SMEs”). In addition to providing traditional web-hosting and electronic commerce services to those who desire mere presence on the World Wide Web, Interland offers products and services designed to permit an SME to utilize a website as an alternative communication channel with its clients and potential clients. The Company’s offerings make it possible and efficient for SMEs to find leads, make sales, and to service their clients online.

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

DISCONTINUED OPERATIONS

PC Systems

In fiscal 2001 the Company discontinued the operations of its PC Systems business segment, which was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” During the first quarter 2005, the Company recognized a gain of $0.6 million from discontinued operations. This gain consisted of a reduction to a previously recorded sale reserve by $0.8 million, offset by $0.2 million of required legal fees in defense and settlement of Micron PC legal matters. The Company has a sales and use tax assessments and audit reserve of $0.5 million, $0.7 million in contingent liabilities, $0.2 million in legal expenses and $0.3 for other liabilities related to the disposal of discontinued operations as of November 30, 2004.

Results Of Continuing Operations

The Company’s consolidated financial information presents the net effect of discontinued operations separate from the results of the Company’s continuing operations.

Comparison Of The Quarters Ended November 30, 2004 And 2003

The loss from continuing operations decreased $4.2 million, or 52.4% to $3.8 million for the quarter ended November 30, 2004 from $8.0 million for the quarter ended November 30, 2003. The basic and diluted loss per share decreased $0.25 per share, or 51.0% for the quarter ended November 30, 2004 when compared to the same period of the prior fiscal year.

Revenues

Total revenues decreased $3.6 million, or 13.6%, to $23.1 million for the quarter ended November 30, 2004 from $26.7 million for the quarter ended November 30, 2003.

	For the quarter ended
	November 30,	November 30,
	2004	2003
	in thousands
Hosting revenue	$21,910	$25,289
Other revenue	1,151	1,398

Total revenue	$23,061	$26,687

Hosting revenues decreased $3.3 million, or 13.1% to $21.9 for the quarter ended November 30, 2004 from $25.3 million for the quarter ended November 30, 2003. Hosting revenues are comprised of shared, dedicated, mainstream market, application hosting services and domain name registrations. The decrease in hosting revenues is primarily attributable to account cancellations, net of new sales. These cancellations may occur as a result of: a) customer action; b) termination by the Company for non-payment; or c) termination by the Company as a result of a decision to no longer provide a particular service. Although the Company intends to stabilize the revenue of its acquired Web hosting business by focusing on improving customer retention and increasing sales of hosting services, management believes that the mainstream market will be the primary source of future growth.

Other revenues decreased $0.2 million or 1.8% to 1.2 million for the quarter ended November 30, 2004 from $1.4 million for the quarter ended November 30, 2004. The decrease is primarily related to lower co-location revenues. Other revenues are primarily comprised of consulting, bandwidth transfer coverage billings, Internet connectivity fees, and co-location services.

As of November 30, 2004, the Company had approximately 173,000 paid shared hosting customer accounts and continues to manage approximately 9,200 dedicated servers, many of which host multiple web sites, compared to approximately 196,000 paid shared hosting customer accounts and nearly 9,200 dedicated servers as of November 30, 2003. The decrease in shared hosting customer accounts is primarily due to customer churn during the year. As customers leave the Company these servers are removed from the data center and taken out of operations until they can be re-utilized by a new customer.

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

During the first quarter of fiscal year 2005 the MRC of the Company’s Shared line of business declined from $4,353,000 at August 31, 2004 to $4,137,000 at November 30, 2004, or 5.0%. MRC Churn (MRC of terminating customers as a percentage of beginning MRC) averaged 2.5% per month during the quarter ended November 30, 2004 compared to an average of 2.8% during the quarter ended August 31, 2004. The Company believes that this improvement in churn reflects the Company’s investments in improving reliability and customer service that has also led to improved customer satisfaction as measured by surveys. Sales produced New Shared MRC, which averaged $66,000 per month for the quarter ended November 30, 2004, resulting in an average negative Net MRC Change of $48,000 per month during the same quarter compared to sales producing New Shared MRC, which averaged $67,000 per month for the quarter ended August 31, 2004, resulting in an average negative Net MRC Change of $68,000 per month during the same quarter. The Company believes that it is unlikely that Shared MRC Churn can be reduced below 2.0%, but believes that its current strategy of increasing new sales through indirect distribution of enhanced products and services has the potential to generate enough new business to exceed the amount of MRC Churn and result in positive Net MRC Change and revenue growth.

During the first quarter of fiscal year 2005 the MRC of the Company’s Dedicated line of business declined from $2,998,000 at August 31, 2004 to $2,927,000 at November 30, 2004, or 2.4%. MRC Churn averaged 3.7% during the quarter ended November 30, 2004 compared to an average of 4.6% during the quarter ended August 31, 2004. New Dedicated sales averaged $101,000 per month for the quarter ended November 30, 2004, resulting in an average negative Net MRC Change of $29,000 per month during the same quarter compared to sales producing New Dedicated MRC, which averaged $101,000 per month for the quarter ended August 31, 2004, resulting in an average negative Net MRC Change of $47,000 per month during the same quarter. The Dedicated line of business revenue has been affected, and is likely to continue to be affected, by a general reduction in pricing in the industry. MRC Churn in the dedicated line also is driven by rapid changes in server technology, creating in the customer a desire to seek the latest technology at the lowest price in a highly competitive market. Due to recent increases in MRC Churn and price competition, the Company is re-evaluating the profitability of its Dedicated products and seeking alternatives to maximize the Company’s returns in this market. The Company is now offering many of the products and services it has developed primarily for the Shared market to Dedicated customers. Due to the capital cost required to service a new Dedicated customer, the relationship with dedicated customers must be profitable from an operating standpoint and it must remain in place long enough for the Company to recoup its investment and provide a satisfactory return on assets employed.

Overall, the average monthly negative Net MRC change improved from $115,000 during the previous fiscal quarter to $77,000 during the quarter ended November 30, 2004, an improvement of 33.0%

Operating Costs And Expenses

Network Operating Costs

Network operating costs decreased 19.9% to $5.7 million for the quarter ended November 30, 2004 from $7.1 million in the same period of the prior year. The decrease in network operating costs is most directly related to the data center consolidation, which was a critical part of the Company’s restructuring and integration initiative in fiscal 2003. The impact of this initiative had a $0.5 million reduction in bandwidth connectivity costs, a $0.1 million reduction in maintenance contract costs, and a $0.6 million reduction in labor costs. In addition the Company reduced operating lease costs by $0.1 million as a result of purchasing the underlying leased equipment.

Sales and Marketing

Sales and marketing expenses decreased 23.8% to $4.0 million for the quarter ended November 30, 2004 from $5.2 million in the same period of the prior year. This decrease in sales and marketing expenses is primarily due to the elimination of additional marketing expenditures related to the direct mainstream market initiative of $0.2 million and additional commissions, salaries and benefits of $0.9 million during the quarter ended November 30, 2003 that were eliminated when the Company publicly announced it would be substantially reducing its investment in direct marketing and sales initiatives in March 2004.

Technical Support

Technical support expenses decreased 20.6% to $3.8 million for the quarter ended November 30, 2004 and $4.8 million in the same period of the prior year. The Company enhanced its technical support efforts by implementing an automated scheduling tool system resulting in a decrease of customer contacts requiring multiple calls. These operational efficiencies yielded a $0.7 million decrease in contract labor and consultants and a $0.3 million decrease in salaries and benefits.

General and Administrative

General and administrative expenses decreased 12.2% to $7.1 million for the quarter ended November 30, 2004 from $8.1 million in the same period of the prior year. The primary factor causing the decrease in general and administrative expenses in the first quarter of fiscal 2005 was a $2.0 million decrease in salaries and benefits associated with the reduction of headcount compared to prior year. Partially offsetting this decrease were increases in legal expense of $0.4 million and a $0.6 million increase in professional fees primarily related to Sarbanes-Oxley certification contractors and consultants.

Bad Debt Expense

Bad debt expense decreased $0.7 million, or 61.1%, to $0.4 million for the quarter ended November 30, 2004 from $1.1 million in the same period of the prior year. The decrease in bad debt expense is attributable to a decline in customer account write-offs due to our more stringent collection and customer account termination policies for non-payment, resulting in a lower trade accounts receivable balance.

Depreciation and Amortization

Depreciation and amortization expenses decreased 28.2% to $5.9 million for the quarter ended November 30, 2004 from $8.2 million in the same period of the prior year. The amortization expense decreased due to the impairment adjustments made to the Company’s intangible assets in May 2004. The decrease in depreciation expense is a result of the continued decline in capital expenditures and the expiration of leases during the fiscal year 2004 used to purchase capital equipment.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on the Company’s combined cash and cash equivalents, short-term investments, and restricted investments less interest expense on debt (primarily capital leases). The net expense of $0.1 during the quarter ended November 30, 2003 went to a $41,000 net income for the quarter ended November 30, 2004 primarily due to the reduction in interest expense relating to the maturing and termination of debt and leases for capital equipment prior to the quarter ended November 30, 2004.

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

The following table reflects the calculation of EBITDA from continuing operations and a reconciliation to net cash provided by (used in) operating activities:

	For the three months ended
	November 30,	November 30,
	2004	2003
	in thousands
Net loss	$(3,196)	$(8,553)
Depreciation and amortization	5,877	8,182
Interest expense (income)	(41)	138
Discontinued operations	(601)	582

EBITDA from continuing operations	$2,039	$349

Interest income/(expense)	41	(138)
Provision for bad debts	440	1,131
Gain on the sale of assets	(13)	(22)
Other non-cash adjustments	158	173
Changes in assets and liabilities:
Receivables, net	(490)	(598)
Other current assets	301	364
Accounts payable, accrued expenses, and deferred revenue	(2,583)	(3,459)

Net cash used in operating activities	$(107)	$(2,200)

For the quarter ended November 30, 2004, the Company’s EBITDA increased $1.7 million to $2.0 million as compared to $0.3 million in the same period of the prior year. This increase is primarily due to the cost savings from the integration and restructuring efforts during fiscal year 2003 and the decrease in bad debt expense attributed to the more stringent collection and customer account termination policies.

Liquidity and Capital Resources

As of November 30, 2004, the Company had $23.2 million in cash and cash equivalents, $3.0 million in short-term unrestricted investments and $10.3 million in short- and long-term restricted investments representing a total cash and investment position of $36.5 million. This represents a decrease of $2.1 million or 5.4% decrease from the total cash and investment position of $38.6 million at August 31, 2004.

On a comparative basis cash used in operating activities of continuing operations decreased $2.1 million or 95.1% to $0.1 million for the quarter ended November 30, 2004 versus the $2.2 million of cash used in operating activities for the same period in the prior year. The reduction in cash used in continuing operations is reflective of the Company’s integration initiatives that reduced facility, bandwidth connectivity and employee related costs. Cash (used in) provided by investing activities decreased $9.4 million to ($0.8) million used for the three months ended November 30, 2004 versus $8.6 million of cash provided by investing activities for the same period in the prior year. The decrease in cash generated from investing activities is primarily related to a reduction in the investments that were liquidated in order to fund daily cash requirements. Cash used in financing activities decreased $2.5 million or 73.2% to $0.9 million for the quarter ended November 30, 2004 versus the $3.5 million of cash used in financing activities for the same period of prior year. The decrease in cash used in financing activities is primarily due to the reduction of overall debt and capital lease obligations. Cash used in discontinued operations decreased $0.4 million or 64% to $0.2 million for the quarter ended November 30, 2004 versus the $0.6 million of cash used to fund discontinued operations during the same period of the prior year. The primary reason for the decrease in cash used in discontinued operations is changes in the period cost of litigation, primarily legal fees, associated with the discontinued operations.

In February 2004, the Company executed a five-year promissory note with US Bancorp Oliver-Allen Technology Leasing for $4.8 million. As of November 30, 2004, the principal balance on the promissory note was $4.0 million. The Company has pledged $5.0 million as collateral for this promissory note; this amount will gradually decrease until the agreement terminates in February 2009. As of November 30, 2004, the amount of collateral is $4.3 million. These restrictions prevent the Company from utilizing the related cash and cash equivalents until all of its obligations under the note are satisfied. The new promissory note bears an interest rate of 6.75% and requires monthly payments of $93,000 over the next five years.

During the first fiscal quarter of 2005, the Company spent $0.8 million in capital expenditures primarily related to servers and server components. The Company expects to spend somewhere between $4.0 million and $7.0 million in capital expenditures during fiscal 2005, primarily related to purchases of servers and data center equipment on an as-needed basis with as much re-utilization of equipment from cancelled customers as possible. The Dedicated line of business is particularly sensitive to capital expenditures since each new customer must be provided with a server, either newly-purchased, or one which had been provided to a former customer. To the extent that the dedicated business experiences net growth in customers, additional capital expenditures will be required. In determining whether to purchase new Dedicated servers the Company will balance the cost of the investment against the revenue expected, the operating costs necessary to serve the customer, and the likely duration of the relationship with the customer. Consequently, decreases in market pricing and increases in MRC Churn make it more difficult to justify investment.

The Company’s Web hosting business has historically incurred net losses and losses from operations. The Company’s future operation is dependent upon its ability to achieve and sustain positive cash flow prior to the depletion of cash resources. The Company plans to reduce its level of cash requirements through a decrease in capital purchases and by improving sales and reducing churn. The Company also will have reduced cash outlays for payments associated with prior integration and discontinued operation liabilities and will have reduced debt payments because of the buyout of capital lease obligations during 2004. The Company expects to continue to have negative cash flows for at least the next three quarters as it continues to execute on its business plan. There can be no assurance that Interland’s continuing efforts to stabilize or increase its revenue will be successful and the Company will be able to continue as a going concern. If the Company is unable to successfully execute its business plan, it may require additional capital, which may not be available on suitable terms. Nonetheless, management believes it has adequate cash and liquid resources to fund operations and planned capital expenditures through at least the next 12 months.

Risk Factors

You should carefully consider the following factors and all other information contained in this Form 10-Q and the Company’s recently filed Form 10-K for the fiscal year ended August 31, 2004 before you make any investment decisions with respect to the Company’s securities. The risks and uncertainties described below are not the only risks the Company faces.

Interland has incurred losses since inception and could incur losses in the future.

Interland has incurred net losses and losses from operations for all but one of each quarterly period from its inception through the first quarter of fiscal 2005. A number of factors could increase its operating expenses, such as:

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

During the 52 weeks ended November 30, 2004 the high and low closing price for Interland common stock on NASDAQ was $7.36 and $2.67, respectively.

Interland operates in a new and evolving market with uncertain prospects for growth and may not be able to generate and sustain growth in its customer base.

Interland operates in a new and evolving market with uncertain prospects for growth and may not be able to achieve and sustain growth in its customer base or to maintain its average revenue per customer account. The market for Web hosting and applications-hosting services for small- and medium-sized businesses, and especially the mainstream market, has only recently begun to develop and is evolving rapidly. The market for Interland’s services may not develop further, consumers may not widely adopt its services and significant numbers of businesses or organizations may not use the Internet for commerce and communication. If this market fails to develop further or develops more slowly than expected, or if Interland’s services do not achieve broader market acceptance, Interland will not be able to grow its customer base. In addition, Interland must be able to differentiate itself from its competition through its service offerings and brand recognition. These activities may be more expensive than Interland anticipates, and Interland may not succeed in differentiating itself from its competitors, achieving market acceptance of its services, or selling additional services to its existing customer base.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Substantially all of the Company’s liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of November 30, 2004, approximately 98% of the Company’s liquid investments mature within three months and 2% mature within one year. As of November 30, 2004, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values. Generally, the fair market value of fixed interest rate investment securities will increase as interest rates fall and decrease as interest rates rise. The Company does not use derivative financial instruments in its investment portfolio. The portfolio has been primarily comprised of commercial paper rated A1/P1, bank certificates rated AA or better, and corporate medium-term notes rated AA or better. At November 30, 2004, the Company’s investment portfolio included fixed rate securities with an estimated fair value of $31.0 million. The interest rate changes affect the fair market values but do not impact earnings or cash flows. The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt at November 30, 2004 was $4.8 million.

Item 4. Controls and Procedures

The Company’s management, including its chief executive officer, chief financial officer and chief accounting officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13(a) – 14(c), and 14(d)) as of November 30, 2004. Based on this review, the chief executive officer, chief financial officer and chief accounting officer concluded that Interland’s disclosure controls and procedures were effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including its chief executive officer, chief financial officer and chief accounting officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

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

The Company considers a change in its internal control over financial reporting to be material only when the failure to effectuate such change would have been expected to result in a substantial likelihood of a material misstatement of the Company’s financial statements. While we continued to make incremental improvements to our internal controls over financial reporting during the fiscal quarter, there were no changes in the Company’s internal control over financial reporting which management considered to be material.

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

In February 2003, Mr. Heitman, also a former principal of Interland’s subsidiary Communitech, and Mr. Murphy filed a lawsuit against Interland, its Chief Executive Officer, Mr. Joel Kocher, and Communitech, in Jackson County, Missouri claiming, among other things, that Interland acted unreasonably in failing to have the S-3 registration statement declared effective by the SEC on a timely basis and claiming that Interland and/or Mr. Kocher made inaccurate disclosures in connection with Interland’s acquisition of Communitech. The complaint sought compensatory and punitive damages in an unspecified amount. Interland believes that these claims are without merit and will not have a material adverse effect on Interland and is vigorously defending the claims. The Interland parties have filed motions to dismiss all of the claims against them and those motions are pending.

In February 2004, the Company initiated a lawsuit in the United States District Court for the Northern District of Georgia against the representatives of the former shareholders of Hostcentric (the “Hostcentric Shareholders”), seeking a declaratory judgment that it will be entitled to reimbursement from the escrow fund established as part of the Hostcentric acquisition for any amounts over $180,000 that it may be required to pay to the landlord for a leased facility in Farmingdale, New York, in accordance with the acquisition agreement between the Company and Hostcentric and its shareholders. The representatives of the Hostcentric Shareholders have denied Interland’s claims and have attempted to assert various counterclaims. The Company, has in turn, brought additional claims based on facts learned in discovery. Correspondence between the parties has also discussed the possibility of other claims, but these claims have not yet been asserted in litigation. Interland believes its claims in this case are meritorious, that the counterclaims of the former Hostcentric shareholders are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

In February 2004, the Company, through its Hostcentric subsidiary, has also initiated a lawsuit in United States District Court for Southern District of New York against the landlord for the same Farmingdale, New York facility. The Company believes that it and the landlord have reached an agreement in principle to settle the litigation and has petitioned the court to enforce the agreement. Interland believes that no material adverse effect on Interland will occur as a result of this litigation.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibits:

Exhibit		Description
3.01		Unofficial Restated Articles of Incorporation of Registrant (as amended through April 24, 2002) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 5/31/02).

3.01	(b)	Articles of Amendment to Articles of Incorporation of Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended 8/31/03).

3.02		Unofficial Restated Bylaws of the Registrant (as amended through August 6, 2001) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 5/31/02).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interland, Inc. (Registrant)

Dated: December 27, 2004	/s/ Allen L. Shulman
Allen L. Shulman
Senior Vice President, Chief Financial Officer, and Executive Counsel (Principal Financial Officer)