Form 10-Q
period 2005-02-28
INTERLAND INC /MN/
filed 2005-04-04
CIK 854460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

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

The number of outstanding shares of the registrant’s Common Stock on March 31, 2005 was 16,108,019.

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

INTERLAND, INC.

Consolidated Statements of Operations

(In thousands except per share amounts)
(Unaudited)

	For the three months ended		For the six months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Revenues	$22,622	$26,029	$45,683	$52,716
Operating costs and expenses:
Network operating costs, exclusive of depreciation shown below	5,304	7,066	10,989	14,164
Sales and marketing, exclusive of depreciation shown below	4,381	6,535	8,347	11,741
Technical support, exclusive of depreciation shown below	3,654	4,641	7,467	9,446
General and administrative, exclusive of depreciation shown below	7,706	7,854	14,837	15,977
Bad debt expense	465	935	905	2,066
Depreciation and amortization	5,306	8,241	11,184	16,422
Other expense (income), net	72	(48)	59	(73)

Total operating costs and expenses	26,888	35,224	53,788	69,743

Operating loss	(4,266)	(9,195)	(8,105)	(17,027)
Interest income (expense), net	83	(166)	124	(304)

Loss from continuing operations before taxes	(4,183)	(9,361)	(7,981)	(17,331)
Income tax benefit (expense)	—	—	—	—

Net loss from continuing operations	(4,183)	(9,361)	(7,981)	(17,331)
Gain (loss) from discontinued operations, net of tax	(89)	(739)	513	(1,321)

Net loss	$(4,272)	$(10,100)	$(7,468)	$(18,652)

Net loss per share, basic and diluted:
Continuing operations	$(0.26)	$(0.58)	$(0.50)	$(1.07)
Discontinued operations	(0.01)	(0.04)	0.03	(0.08)

	$(0.27)	$(0.62)	$(0.47)	$(1.15)

Number of shares used in per share calculation:
Basic and diluted	16,026	16,213	16,021	16,188

The accompanying notes are an integral part of these consolidated financial statements.

INTERLAND, INC.

Consolidated Balance Sheets

(In thousands)
(Unaudited)

	As of
	February 28,	August 31,
	2005	2004
Assets
Cash and cash equivalents	$15,797	$15,203
Auction rate securities	7,500	12,525
Trade receivables, net	3,036	2,431
Other receivables	577	553
Other current assets	3,321	3,479

Restricted investments	258	283

Total current assets	30,489	34,474

Restricted investments	9,870	10,609
Property plant and equipment, net	18,702	24,508
Intangibles, net	8,706	12,077
Other assets	3,244	3,244

Total assets	$71,011	$84,912

Liabilities and shareholders’ equity
Accounts payable	$1,181	$2,517
Accrued expenses	11,362	12,105
Accrued restructuring charges	3,244	4,393
Current portion of long-term debt and capital lease obligations	1,154	2,271
Deferred revenue	7,111	7,777

Total current liabilities	24,052	29,063

Long-term debt and capital lease obligations	3,016	3,473
Deferred revenue, long-term	235	268
Other liabilities	1,953	3,209

Total liabilities	29,256	36,013

Commitments and contingencies	—	—
Shareholders’ equity
Common stock, $.01 par value, authorized 21 million shares, issued and outstanding 16.1 and 16.1 million shares, respectively	161	161
Additional capital	321,557	321,091
Warrants	4,141	4,603
Deferred compensation	—	(320)
Note receivable from shareholder	(735)	(735)
Accumulated deficit	(283,369)	(275,901)

Total shareholders’ equity	41,755	48,899

Total liabilities and shareholders’ equity	$71,011	$84,912

The accompanying notes are an integral part of these consolidated financial statements.

INTERLAND, INC.

Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	For the six months ended
	February 28,	February 29,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,468)	$(18,652)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
(Gain) Loss from discontinued operations	(513)	1,321
Depreciation and amortization	11,184	16,422
Bad debt expense	905	2,066
(Gain) Loss on sale of assets	59	(71)
Other non-cash adjustments	320	548
Changes in operating assets and liabilities net of effect of acquisitions:
Receivables, net	(1,534)	(1,231)
Other current and non current assets	158	540
Accounts payable, accrued expenses, other liabilities and deferred revenue	(4,365)	(7,879)

Cash used in operating activities of continuing operations	(1,254)	(6,936)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant, and equipment	(2,066)	(5,545)
Purchase of auction rate securities	—	(1.500)
Proceeds from auction rate securities	5,025	10,500
Reductions in restricted investments	764	7,201
Acquisitions, net of cash acquired	—	120

Cash provided by investing activities of continuing operations	3,723	10,776

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt and capital lease obligations	(1,574)	(6,112)
Proceeds from issuance of common stock	4	—

Cash used in financing activities of continuing operations	(1,570)	(6,112)

Net cash provided by (used in) continuing operations	899	(2,272)
Net cash used in discontinued operations	(305)	(1,359)

Net increase (decrease) in cash and cash equivalents	594	(3,631)
Cash and cash equivalents at beginning of period	15,203	25,530

Cash and cash equivalents at end of period	$15,797	$21,899

The accompanying notes are an integral part of these consolidated financial statements.

Interland, Inc.

Notes To Consolidated Financial Statements

1.	General

Business — Interland, Inc., together with its subsidiaries (collectively the “Company”), is a leader in efficiently packaging, distributing, and supporting business-class, online marketing solutions to small and medium business (“SME”) owners, both directly and through partners, enabling those businesses to gain new relationships and better support communication with their existing customers locally and around the world. Interland operates as a single reportable segment and offers a broad range of products and services, including shared and dedicated hosting services, e-commerce, application hosting, website development, marketing, and optimization tools.

History of operating losses — The Company’s Web hosting business has historically incurred net losses and losses from operations. The Company’s future operation is dependent upon its ability to achieve and sustain positive cash flow prior to the depletion of cash resources. The Company has reduced its level of cash requirements through decreases in capital purchases, reducing operating expenses, and by improving the ratio of new customer accounts to canceling accounts. Additionally, the Company will have lower future cash outlays for payments associated with prior integration and discontinued operation liabilities and reduced debt payments because it settled a number of capital lease obligations during the prior fiscal year. There can be no assurance that Interland’s continuing efforts to stabilize or increase its revenue will be successful or that the Company will be able to continue as a going concern. If the Company is unable to successfully execute its business plan, it may require additional capital, which may not be available on suitable terms. Nonetheless, management believes it has adequate cash and liquid resources to fund operations and planned capital expenditures through at least the next 12 months.

2.	Significant Accounting Policies

Interim Unaudited Financial Information — The accompanying unaudited consolidated financial statements for the three and six-month periods ended February 28, 2005 and February 29, 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In management’s opinion, these statements include all adjustments necessary for a fair statement of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the three and six-month periods ended February 28, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.

Basis of Presentation – This report on Form 10-Q (“10-Q”) for the second quarter ended February 28, 2005 should be read in conjunction with the Company’s Form 10-K (“10-K”) for the fiscal year ended August 31, 2004. The financial statements include the accounts of Interland, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Stock-based employee compensation — The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure requirements of SFAS No. 123 and SFAS 148.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for share-based payments, FASB Statement No. 123R that requires companies to expense the value of employee stock options and similar awards. It requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date, fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. FAS 123R applies to awards that are granted, modified or settled in interim or fiscal periods beginning after the effective date. The adoption of this standard is required for public entities effective as of the beginning of the interim or annual reporting period that starts after June 15, 2005.

The company has not yet adopted nor does it expect to early adopt the new standard. The impact that may result from the adoption of FAS 123R on the company’s results of operations, financial position or its cash flows is not yet known and the Company has not yet selected the valuation method to be used. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 2 to the consolidated financial statements. We expect our earnings and earnings per share will be adversely affected upon adoption of SFAS No. 123R.

The following table illustrates the effect on net loss and loss per share if the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the fair value of the options to compensation expense on a straight-line basis over the vesting period of the options.

Interland, Inc.

Notes To Consolidated Financial Statements

	Three-month period ended		Six-month period ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
	in thousands, except per share numbers
Net loss as reported	$(4,272)	$(10,100)	$(7,468)	$(18,652)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	162	174	320	347
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(296)	(1,147)	(712)	(1,723)

Proforma net loss	(4,406)	$(11,073)	$(7,860)	$(20,028)

Loss per share:
Basic and diluted — as reported	$(0.27)	$(0.62)	$(0.47)	$(1.15)

Basic and diluted — pro forma	$(0.27)	$(0.68)	$(0.49)	$(1.24)

Weighted average shares outstanding basic and diluted	16,026	16,213	16,021	16,188

3. Restructuring And Facility Exit Costs

2001 Plan

During the fourth quarter of 2001, the Company approved and implemented a restructuring program in connection with its acquisition of Interland-Georgia (“the 2001 Plan”). This restructuring plan provided for the consolidation of the Company’s operations and elimination of duplicative facilities obtained as a result of previous business acquisitions and has expected payments through December 2009. During the six months ended February 28, 2005, cash payments of $1.0 million were made related to the monthly lease obligations for lease abandonments leaving an outstanding liability of $2.7 million as of February 28, 2005. The liability balances and annual activity from inception through August 31, 2004 are disclosed in the 2004 10-K.

2003 Plan

During the second quarter of 2003, the Company approved and initiated a program to exit certain facilities and consolidate those operations into other existing facilities (“the 2003 Plan”). This restructuring plan was part of management’s continued plan to streamline the Company’s operations and to reduce long-term operating costs. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” costs associated with these activities have been recognized and measured at their fair value in the period in which the liabilities are incurred. The $0.5 million balance at February 28, 2005 represents the remaining bandwidth termination liabilities, which the Company expects to have final resolution during fiscal year 2005. The liability balances and annual activity from inception through August 31, 2004 are disclosed in the 2004 10-K.

2004 Plan

In March 2004, the Company decided to change its approach to distributing its mainstream market hosting solutions from reliance upon a direct field sales force to an indirect channel approach (“the 2004 Plan”). Due to this decision, the Company implemented a restructuring program to reduce its cost structure. During the six months ended February 28, 2005, cash payments of $0.2 million were made related to the final severance payout and monthly lease obligations. The remaining liability of $0.1 million related to lease abandonments is to be paid out by April 2005. The liability balances and annual activity from inception through August 31, 2004 are disclosed in the 2004 10-K.

4.	Purchase Business Combination Liabilities

In connection with the acquisition of Interland-Georgia in 2001, INNERHOST in 2002, and Trellix in 2003, the Company accrued certain liabilities representing estimated costs of exiting certain facilities, termination of bandwidth contracts and involuntary termination of employees in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase

Interland, Inc.

Notes To Consolidated Financial Statements

Business Combination.” During the six month period ended February 28, 2005, the Company continued to make its monthly lease payment and collect from its sub tenants for its lease abandonment obligations according to the contractual agreements ending in 2009.

The liability balances and annual activity from inception through August 31, 2004 are disclosed in the 2004 10-K. The following table shows the changes in the accrual from August 31, 2004 through February 28, 2005:

Lease
(in thousands)	abandonments
Balance at August 31, 2004	$740
Net Cash Paid	(89)

Balance at February 28, 2005	$651

5.	Investment Securities

The following table summarizes, by major security type, the value of the Company’s investments. The carrying value of these investments approximates fair value.

	As of
	February 28,	August 31,
	2005	2004
	(In thousands)
Available-for-sale securities, at fair value:
Commercial paper	$11,078	13,521
State and local government	—	3,000
Certificates of deposit	1,138	1,113

Held-to-maturity securities, at amortized cost:
Auction rate securities	7,500	12,525

Total securities	19,716	30,159
Less: cash equivalents	(3,138)	(8,113)
Less: restricted cash	(9,078)	(9,521)

Auction rate securities	$7,500	$12,525

Cash and cash equivalents consist of cash and investments in certificates of deposit, commercial paper and other highly liquid securities with original maturities less than 90 days. We had historically classified auction rate securities as cash and cash equivalents if the period between the interest rate resets was 90 days or less, which was based on our ability to either liquidate our holding or roll our investments over to the next reset period. Based on our re-evaluation of the maturity dates associated with the underlying bonds, we have reclassified our auction rate securities, previously classified as cash and cash equivalents, as auction rate securities for each of the periods presented in the accompanying consolidated balance sheets. Auction rate securities are variable rate bonds tied to short term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short term intervals, usually every 7, 28 or 35 days. They generally trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long term bonds, they are priced and traded as short term instruments because of the liquidity provided through the interest rate reset. All auction rate securities are available for sale and are reported at fair

Interland, Inc.

Notes To Consolidated Financial Statements

value. A total of $6.0 million and $10.0 million have been reclassified from cash and cash equivalents to short-term investments as of February 28, 2005 and August 31, 2004, respectively. These auction rate securities investments remain readily available to the Company and are considered short-term and liquid in accordance with the reset period.

6.	Other Liabilities

In December 2004, the Company received a revised tax assessment regarding a sales and use tax audit from the state of Virginia relating to the discontinued PC Systems business segment. This revised assessment was substantially lower than the prior assessment and resulted in a reduction to a previously recorded sales tax reserve for the quarter ended November 30, 2004. The revised sales tax assessment of $0.2 million was paid during the quarter ended February 28, 2005.

7.	Discontinued Operations

In fiscal 2001 the Company discontinued the operations of its PC Systems business segment, which was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” During the first six months of 2005, the Company recognized a gain of $0.5 million from discontinued operations. This gain consisted of a reduction to a previously recorded sales tax reserve by $0.8 million, offset by $0.3 million of required legal fees in defense and settlement of Micron PC legal matters. The Company has sales and use tax assessments and audit reserves of $0.1 million, $0.7 million in contingent liabilities, $0.1 million in legal fees and $0.3 million for other liabilities related to the disposal of discontinued operations that are included in accrued liabilities on the Company’s consolidated balance sheet as of February 28, 2005.

8.	Contingencies

Interland is also defending a case entitled Novell, Inc. v. Micron Electronics, Inc. filed in August 1999 in state court in Utah County, Utah. Novell claims that it was underpaid for royalties on sales of several versions of its NetWare software purportedly distributed by Interland’s predecessor, Micron Electronics, between 1996 and 1998. In addition, Novell also believes it is entitled additional royalties for sales of the software purportedly distributed by NetFrame between 1993 and 1997. Micron Electronics acquired NetFrame in 1997. Novell is seeking an accounting of royalties and damages. Interland believes it has meritorious defenses to Novell’s claims. The litigation is still in the discovery phase.

In February 2004, the Company, through its Hostcentric subsidiary, also initiated a lawsuit in United States District Court for Southern District of New York against the landlord for the same Farmingdale, New York facility. The Company believes that it and the landlord reached an agreement in principle to settle the litigation and has petitioned the court to enforce the agreement. Interland believes that no material adverse effect on Interland will occur as a result of this litigation.

In February of 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of Interland’s subsidiary, CommuniTech.Net, Inc. (“Communitech”), which was acquired by Interland in February 2002. The Company’s lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employment agreement and also demands payment from Mr. Murphy’s two promissory notes (one of which was “non-recourse” while the other was “recourse”). In March 2004, Interland retired the 273,526 shares of stock held as collateral and wrote off the $2,000,000 non-recourse promissory note, which had been carried as Stockholder’s Equity. The other $735,000 full recourse promissory note remains outstanding and continues to be a subject of the Cobb County litigation noted herein. Mr. Murphy has asserted various counterclaims in response.

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

Interland is defending another case in Jackson County, Missouri arising out of the shutdown of five unregistered servers at the Communitech data center in February 2003. An entity called Bent Axis and its principle owner, Jason Park, have filed suit against the Company and its General Counsel, Jonathan Wilson, alleging a variety of contract and tort claims. In its first complaint, Bent Axis asserted that it owned the five servers in question. It later amended its pleading to assert a different theory: that it was using the servers by permission of certain Interland personnel. Bent Axis claims that it was damaged when the Company disconnected the servers in question, although Bent Axis has produced no documentary evidence that it had ever generated a profit or that it had any right to use the servers in question. The Company is vigorously defending the suit and believes that it will not have a material adverse effect on Interland.

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

Interland, Inc.

Notes To Consolidated Financial Statements

meritorious, that the counterclaims of the former Hostcentric shareholders are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

Interland is the defendant in a case involving the Telephone Consumer Protection Act (“TCPA”) in state court in Allegheny County, Pennsylvania. A competing web hosting company, PairNetworks, filed this case in December 2001 as a putative class action, claiming that Interland’s distribution of a facsimile on November 15, 2001 to market domain name registration services violated the TCPA. Several years later, two additional plaintiffs joined in the action. The plaintiffs have conceded that all of the putative class members were customers of Interland. Federal Communications Commission regulations in effect at the time provided that the distribution of facsimiles to persons with whom the sender had an “established business relationship” did not amount to a violation of the TCPA. Interland has asked the court to deny class certification and a ruling on that motion is pending as well as a motion for summary judgment on the named plaintiffs’ claims. If the court denies class certification, Interland’s damages, if it were liable, cannot exceed $1,500 for each of the three named plaintiffs. Interland believes that the plaintiffs’ claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

The Company is defending a case in federal court in the Southern District of Florida arising out of the management of a co-located server by its predecessor company, Worldwide Internet Publishing Corporation. The suit alleges that the Company is responsible for the loss of Plaintiff’s internet search engine that occurred after the resignation of the officer managing the server, Mark Ismach, in October 1999. Interland believes that it has meritorious defenses to the claims such as provisions in the contract that specifically exclude the damages sought by Plaintiff. Interland believes the plaintiff’s claims are without merit, plans to continue to contest the matter vigorously, and believes that no material adverse effect on Interland will occur as a result of this litigation.

On January 23, 2004, Vincent Salazar, an individual, sued Interland and its predecessor HostPro claiming that he was entitled to money as a result of his alleged involvement in brokering Interland’s acquisition of accounts from AT&T in January 2002. The case is pending in federal court in Los Angeles. The Plaintiff asserted fraud and breach of contract claims (the fraud claim was dismissed by the court) and has alleged that he is due 20% of the revenue that Interland has received from the acquired accounts. Interland believes it has meritorious defenses, including that HostPro’s contract with Mr. Salazar specifically excludes compensation for the very sort of transaction on which he is seeking to be paid a fee. Interland believes the plaintiff’s claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

In May 2004, Interland was served with a suit filed by Net Global Marketing against Interland and its predecessor, Dialtone, asserting claims for lost data. Interland had cancelled Net Global’s web hosting accounts in October 2002 and again in January 2003 as a result of complaints that the servers were being used to send spam and Interland has asserted counterclaims arising from these incidents. Interland filed a motion to dismiss in favor of arbitration that was denied, and Interland has appealed that decision to the Ninth Circuit Court of Appeals. Interland believes that, even if the litigation proceeds, it has adequate defenses including provisions in the contract with the plaintiff that shield Dialtone from damages for “erasure” and “loss of data” and generally prohibit recovery of the kind of damages sought by plaintiff. Interland believes that the plaintiff’s claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

Interland is defending an arbitration proceeding pending in Atlanta, Georgia before the American Arbitration Association filed by SmartText Corporation. In August 2003, SmartText filed an action in federal court in Kansas. The case was dismissed in favor of arbitration in February 2004 after a jury trial. SmartText Corp. v. Interland, Inc., 296 F.Supp.2d 1257, 1262-63 (D.Kan. 2003). SmartText is claiming damages suffered as a result of Interland’s migration of its website around January 2002 including loss of revenue, costs for rebuilding the website and the value of lost software located on the site. Interland’s contract with the customer contains a general limitation of liability and waivers of the specific damages allegedly suffered by SmartText. Interland believes that the plaintiff’s claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

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

The Company is also a defendant in a number of other lawsuits seeking lesser amounts, and which the Company regards as unlikely to result in any material payment. The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of its estimates and reserves, the Company’s cash balances could nonetheless be materially affected by an adverse judgment. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on its results of operations, its financial condition or its cash flows.

Interland, Inc.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding Interland’s expectations of its future liquidity needs, its expectations regarding its future operating results including its planned increase in its revenue levels and the actions the Company expects to take in order to maintain its existing customers and expand its operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to it as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include risks associated with our target markets and risks pertaining to our ability to successfully integrate the operations and personnel of prior acquisitions. Factors that could cause actual results to differ materially from expected results are identified in “Risk Factors” below, and in the Company’s Form 10-K for the year ended August 31, 2004 and in the Company’s other filings with the Securities and Exchange Commission. All quarterly references are to the Company’s fiscal periods ended February 28, 2005, or February 29, 2004, unless otherwise indicated. All annual references are also on a fiscal
August 31st year-end basis, unless otherwise indicated. All tabular dollar amounts, except earnings per share, are stated in thousands.

Overview

Interland, Inc., the (Company), is a leader in making the power of the Internet available to small- and medium-sized enterprises (“SMEs”). In addition to providing traditional web-hosting and electronic commerce services to those who desire mere presence on the World Wide Web, Interland offers products and services designed to permit a SME to utilize a website as an alternative communication channel with its clients and potential clients. The Company’s offerings make it possible and efficient for SMEs to find leads, make sales, and to service their clients online.

The Company has acquired and developed proprietary software for the efficient integration, packaging and support of new technologies and services into its basic hosting products. These tools can be configured to enable only modestly-trained SME business personnel to design a website with great functionality in a fraction of the time and at a fraction of the cost charged by website development firms. The tools can also be configured to provide additional functionality designed to be used by professional web designers who can thereby gain high productivity, enabling the Company to provide professional-quality websites at modest cost. The Company’s growing experience in designing websites for a large number of types of businesses further contributes to efficiency. Using the website development tools as a base, the Company is continuing to develop a broad range of products and services designed to help mainstream businesses attract and serve customers through websites supplied by Interland designers using its proprietary design software. Interland periodically assesses the value of both existing and contemplated service offerings to customers through extensive marketing research directed to its existing customers, with special focus on customers who appear to be successful in using online resources.

The Company offers to its customers website marketing, design and management, as well as management of hosted application services through direct and partnership channels to both its shared and dedicated product lines. The shared product lines provide services to customers whose needs are compatible with being hosted on a server that hosts hundreds of other similar customers; the dedicated product lines serve customers who require a server or servers exclusively devoted to their needs.

The Company assembles, bundles and tailors its products to meet the requirements of the distribution partners’ targeted markets, taking into account the respective mechanisms of distribution and branding. Interland provides applications on Linux and Microsoft Windows platforms, which may be used while the customer is an Interland hosting customer. Among these services are website marketing services, website creation and management services, electronic commerce services, email services, and hosting services. In the dedicated product lines Interland provides applications on dedicated servers, as well as network and hardware reliability and security products, marketing services, and bundles supporting outsourcing of specific web-based applications. The lack of technical sophistication of many SMEs, coupled with the relatively high cost of maintaining dedicated servers in-house makes Interland’s dedicated offerings attractive to this market. Larger enterprises use Interland’s dedicated services to develop and host specific activities, often those that are specialized or developmental in nature. A smaller portion of Interland’s dedicated business serves larger enterprises that require managed services provided through multiple servers.

Distribution partners enable the Company to acquire new customers at a lower cost relative to revenue than would be possible through direct marketing and sales. Interland’s distribution partners now include telecommunications companies, Yellow Pages publishers, credit card companies, as well as local resellers, which also often provide other technology services to their clients. Interland intends to expand and grow its relationships with these partners as well as work with new partnerships relationships in the future.

DISCONTINUED OPERATIONS

PC Systems

In fiscal 2001 the Company discontinued the operations of its PC Systems business segment, which was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” During the first six months of 2005, the Company recognized a gain of $0.5 million from discontinued operations. This gain consisted of a reduction to a previously recorded sales tax reserve by $0.8 million, offset by $0.3 million of required legal fees in defense and settlement of Micron PC legal matters. The Company has sales and use tax assessments and audit reserves of $0.1 million, $0.7 million in contingent liabilities, $0.1 million in legal fees and $0.3 million for other liabilities related to the disposal of discontinued operations that are included in accrued liabilities on the Company’s consolidated balance sheet as of February 28, 2005.

RESULTS OF CONTINUING OPERATIONS

The Company’s consolidated financial information presents the net effect of discontinued operations separate from the results of the Company’s continuing operations.

Comparison of the Three and Six Months Ended February 28, 2005 and February 29, 2004

The loss from continuing operations decreased $5.2 million, or 55.3% and $9.4 million, or 53.9% for the three and six months ended February 28, 2005, respectively, when compared to the same periods of the prior fiscal year. The basic and diluted loss per share decreased $0.32 per share, or 55.2%, and $0.57 per share or 53.3% for the quarter and for the six months ended February 28, 2005, respectively, when compared to the same periods of the prior fiscal year.

Revenues

Total revenues decreased $3.4 million, or 13.1%, and $7.0 million, or 13.3%, respectively, for the three and six months ended February 28, 2005 when compared to the same periods of the prior fiscal year.

	For the three months ended		For the six months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
	in thousands
Hosting revenue	$21,456	$24,718	$43,366	$50,163
Other revenue	1,166	1,311	2,317	2,553

Total revenue	$22,622	$26,029	$45,683	$52,716

Hosting revenues decreased $3.3 million, or 13.2%, and $6.8 million, or 13.5% for the three and six months ended February 28, 2005, respectively, when compared to the same periods of the prior fiscal year. Hosting revenues are comprised of shared, dedicated, mainstream market, application hosting services and domain name registrations. The decrease in hosting revenues is primarily attributable to account cancellations, net of new sales. These cancellations may occur as a result of: a) customer action; b) termination by the Company for non-payment; or c) termination by the Company as a result of a decision to no longer provide a particular service.

Other revenues decreased $0.1 million, or 11.1%, and $0.2 million or 9.2%, for the three and six months ended February 28, 2005, respectively, when compared to the same period of the prior fiscal year. Other revenues are primarily comprised of consulting services, bandwidth transfer overage billings, Internet connectivity fees and co-location services. The decrease in other revenues is primarily due to the Company not actively pursuing the sale of its non-hosting services and products.

As of February 28, 2005, the Company had approximately 172,000 paid shared hosting customer accounts and managed approximately 8,900 dedicated servers, many of which host multiple web sites, compared to approximately 188,000 paid shared hosting customer accounts and 9,900 dedicated servers as of February 29, 2004. The decrease in shared hosting customer accounts is primarily due to customer churn during the year. As customers leave the Company these servers are removed from the data center and taken out of operation until they can be re-utilized by a new customer. The number of dedicated servers decreased both through attrition and through the sale of 23 co-location accounts, which were sold to a third party in connection with the Company’s closure of its Boise, Idaho facility.

The Company’s revenues are highly correlated with the net change in the total of the monthly recurring charges associated with all customer accounts. The term “Monthly Recurring Charges” or “MRC”, does not include one-time or variable charges customers may incur, nor is it the same as the actual amount of revenue recognized because, among other things, MRC ignores deferred revenue, and instead uses the charge that applies to a full month. (For revenue recognition purposes a customer who initiates service during the month contributes to revenue the same percentage of the nominal monthly charge as the percentage of the month remaining at inception; a customer who terminates service during the month contributes to revenue the same percentage of the nominal monthly charge as the percentage of the month that elapsed prior to termination. An initiating customer’s entire nominal monthly charge is included in MRC as of the end of the month, but no portion of a terminating customer’s nominal monthly charge is included in MRC as of the end the month during which termination occurs.) MRC, therefore, is not a measure of historical revenues but rather a metric for valuing the revenue potential of the entire customer base as of the end of a period. The Company believes that MRC is useful as a reflection of changes in the base of revenue-generating customers and, consequently, as a predictor of the direction of revenue in the future. It is unlikely that Interland’s future revenues will increase unless Net MRC Change is positive, and the Company does not have a recent history of positive Net MRC Change aside from mergers and acquisitions. Management believes that Net MRC Change is a key metric for assessing the Company’s progress toward revenue growth.

During the second quarter of fiscal 2005 the MRC of the Company’s Shared product lines declined from $4,137,000 at November 30, 2004 to $4,085,000 at February 28, 2005, or 1.3%. MRC Churn (MRC of terminating customers as a percentage of beginning MRC) averaged 2.6% per month during the quarter ended February 28, 2005 compared to an average of 2.5% during the quarter ended November 30, 2004, a rate which the Company regards as consistent with industry averages. Sales produced average monthly New Shared MRC of $93,000 during the quarter ended February 28, 2005, an improvement of 41% over the first fiscal quarter’s average monthly sales of $66,000. Average negative Net MRC Change during the second quarter was $18,000 per month, compared to $48,000 per month in the first quarter and $68,000 in the fourth quarter of fiscal 2004. The Company believes that it is unlikely that Shared MRC Churn can be reduced below 2.0%, but believes that its current strategy of increasing new sales through indirect distribution of enhanced products and services has the potential to generate enough new business to exceed the amount of MRC Churn and result in positive Net MRC Change and revenue growth.

During the second quarter of fiscal 2005 the MRC of the Company’s Dedicated product lines declined from $2,927,000 at November 30, 2004 to $2,876,000 at February 28, 2005, or 1.7%. MRC Churn averaged 4.5% during the quarter ended February 28, 2005 compared to an average of 3.7% during the quarter ended November 30, 2004. New Dedicated sales averaged $113,000 per month for the quarter ended February 28, 2005, compared with $101,000 of new sales during the quarter ended November 30, 2004, an improvement of 12% quarter-over-quarter. Monthly negative Net MRC Change for the quarter was $17,000 compared to $29,000 per month during the previous quarter and $47,000 during the fourth quarter of fiscal 2004. The Dedicated product lines revenue has been affected, and is likely to continue to be affected, by a general reduction in pricing in the industry. MRC Churn in the dedicated line also is driven by rapid changes in server technology, creating in the customer a desire to seek the latest technology at the lowest price in a highly competitive market. Due to recent increases in MRC Churn and price competition, the Company is re-evaluating the profitability of its Dedicated products and seeking alternatives to maximize the Company’s returns in this market. The Company is now offering many of the products and services it has developed primarily for the Shared market to Dedicated customers. Due to the capital cost required to service a new Dedicated customer, the relationship with dedicated customers must be profitable from an operating standpoint and it must remain in place long enough for the Company to recoup its investment and provide a satisfactory return on assets employed.

Overall, the average monthly negative Net MRC change improved to $34,000 during the second quarter from $77,000 during the previous fiscal quarter and from $115,000 during the fourth quarter of fiscal 2004. This critical metric has improved by 56% during the second quarter and by 70% over the first half of fiscal 2005. To add perspective, were the Company’s monthly average Net MRC change to continue to improve by the same $43,000 by which it improved in the second quarter, the additional revenue during the ensuing twelve months would be over $3.3 million. This same principle of compounding impact would have a similar negative effect if Net MRC change were to deteriorate. (For additional explanation of this principle see Risk Factors “Ours is a recurring-revenue subscriber business and as such the effects of a net loss of monthly recurring revenue are magnified”).

OPERATING COSTS AND EXPENSES

Network Operating Costs

Network operating costs were $5.3 million compared to $7.1 million for the three months ended February 28, 2005 and February 29, 2004, respectively. This decrease of $1.8 million, or 24.9%, is attributable primarily to the data center consolidation, which was a critical part of the Company’s restructuring and integration initiative in fiscal 2003. The impact of this initiative had a $0.6 million reduction in bandwidth connectivity costs and a $0.8 million reduction in labor costs.

For the six months ended February 28, 2005 network operating expenses were $11.0 compared to $14.2 million for the six months ended February 29, 2004. This decrease of $3.2 million, or 22.4%, is primarily attributable to the same data center consolidation efficiencies noted in the quarter comparison above with reductions in bandwidth costs of $1.1 million and salaries and benefits costs of $1.4 million.

Sales and Marketing

Sales and marketing expenses were $4.4 million compared to $6.5 million for the three months ended February 28, 2005 and February 29, 2004, respectively. The Company’s sales and marketing expenses as a percentage of revenues were 19.4% for the quarter as compared to 25.1% in the same period of the prior fiscal year. This decrease of $2.2 million, or 33.0%, is primarily due to the elimination of additional marketing expenditures related to the direct mainstream market initiative when the company publicly announced it would substantially reduce its investment in direct marketing and sales initiatives in March 2004.

For the six months ended February 28, 2005 sales and marketing expenses were $8.3 million compared to $11.7 million for the six months ended February 29, 2004. As a percentage of revenue, sales and marketing expenses was 18.3% as compared to 22.3% in the same period of the prior fiscal year. This decrease of $3.4 million, or 28.9%, is primarily related to the decrease in salaries and benefits of $1.9 million, facilities overhead of $0.2 million and $0.8 million decrease in advertising and public relations associated with the overall reduction of mainstream marketing personnel.

Technical Support

Technical support expenses were $3.7 million compared to $4.6 million for the three months ended February 28, 2005 and February 29, 2004, respectively. The Company’s technical support expenses as a percentage of net revenues were 16.2% for the quarter as compared to 17.8% in the same period of the prior fiscal year. The overall decrease of $1.0 million or 21.3% is primarily related to the Company having enhanced its technical support efforts by implementing an automated scheduling tool system resulting in a decrease of customer contacts requiring multiple calls. These operational efficiencies yielded a $0.4 million decrease in contract labor and consultants and a $0.5 million decrease in salaries and benefits.

For the six months ended February 28, 2005 technical support expenses were $7.5 million compared to $9.4 million for the six months ended February 29, 2004. As a percentage of revenue, technical support expenses were 16.3% at February 25, 2005 compared to 17.9% at February 29, 2004. The decrease in expenses of $2.0 million or 21% was primarily attributable to a decrease in contract labor of $1.1 million, and a decrease in salaries and benefits of $0.8 for the reasons noted in the quarter comparison above.

General and Administrative

General and administrative expenses were $7.7 million compared to $7.9 million for the three months ended February 28, 2005 and February 29, 2004 respectively. As a percentage of revenues, the Company’s general and administrative expenses was 34.1% for the quarter ended February 28, 2005, as compared to 30.2% in the same period of the prior year. This decrease of $0.2 million or 1.9% is primarily related to the reduction in headcount compared to prior year. The primary factors causing the decrease in general and administrative expenses were a $0.6 million decrease in salaries and benefits $0.2 million decrease in contract labor, partially offset by a $0.5 million increase in legal fees and a $0.2 increase in technical and professional fees.

For the six months ended February 28, 2005 general and administrative expenses were $14.8 million compared to $16.0 million for the six months ended February 29, 2004. This decrease of $1.1 million or 7.1% is primarily attributable to the same reduction in headcount as noted in the quarter comparison above, with reductions of $2.1 million in salaries and benefits, a $0.3 million decrease in contract labor costs, a $0.2 million decrease in credit card fees, $0.2 million decrease in office related expenses, and $0.1 million decrease in travel expenses. Partially offsetting these reductions were increases in legal expense of $1.0 million, and a $0.8 million increase in professional fees primarily related to Sarbanes-Oxley certification contractors and consultants.

Bad Debt Expense

Bad debt expenses were $0.5 million compared to $0.9 million for the three months ended February 28, 2005 and February 29, 2004 respectively. The decrease in bad debt expense is attributable to a decline in customer account write-offs due to our more stringent collection and customer account termination policies for non-payment, resulting in a lower trade accounts receivable balance.

For the six months ended February 28, 2005 bad debt expense was $0.9 million compared to $2.1 million for the six months ended February 29, 2004 a reduction of $1.2 million or 56.2%. This decrease is attributable to the same collection efficiencies noted in the quarter comparison above.

Depreciation and Amortization

Depreciation and amortization expenses were $5.3 million compared to $8.2 million for the three months ended February 28, 2005 and February 29, 2004, respectively. The Company’s depreciation and amortization expenses as a percentage of revenues was 23.5% for the quarter ended February 28, 2005, as compared to 31.7% in the same period of the prior year. The decrease in depreciation expense is a result of the continued decline in capital expenditures and the expiration of capital leases during fiscal year 2004.

For the six months ended February 28, 2005 depreciation and amortization expense was $11.2 million compared to $16.4 million for the six months ended February 29, 2004. This expense expressed as a percentage of revenue was 24.5% and 31.2% respectively for the periods ended February 28, 2005 and February 29, 2004. The decrease in depreciation expense is a result of the continued decline in capital expenditures and the expiration of capital leases during fiscal year 2004.

Interest Income (Expense), net

Interest income (expense) was $0.1 million compared to $(0.2) million for the three months ended February 28, 2005 and February 29, 2004, respectively. Interest income (expense), net consists of interest income earned on the Company’s combined cash and cash equivalents, short-term investments, and restricted investments less interest expense on debt, primarily capital leases. The change is primarily due to the reduction in interest expense relating to the maturing and termination of debt and leases for capital equipment prior to the quarter and six months ended February 28, 2005.

For the six months ended February 28, 2005 interest income (expense) were $0.1 compared to $(0.3) million for the six months ended February 29, 2004. This decrease in interest expense is primarily attributable to the same factors noted in the quarter comparison above.

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

The following table reflects the calculation of EBITDA from continuing operations and a reconciliation to net cash provided by (used in) operating activities:

	For the three months ended		For the six months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
	in thousands		in thousands
Net loss	$(4,272)	$(10,100)	$(7,468)	$(18,652)

Depreciation and amortization	5,306	8,241	11,184	16,422
Interest expense (income)	(83)	166	(124)	304
Discontinued operations	89	739	(513)	1,321

EBITDA from continuing operations	$1,040	$(954)	$3,079	$(605)

Interest income / (expense)	83	(166)	124	(304)
Provision for bad debts	465	935	905	2,066
Loss on the sale of assets	72	(48)	59	(71)
Other non-cash adjustments	162	375	320	548
Changes in assets and liabilities:
Receivables, net	(1,044)	(633)	(1,534)	(1,231)
Other current assets	(143)	176	158	540
Accounts payable, accrued expenses, and deferred revenue	(1,782)	(4,421)	(4,365)	(7,879)

Net cash provided by (used in) operating activities	$(1,147)	$(4,736)	$(1,254)	$(6,936)

For the three and six months ended February 28, 2005, the Company’s EBITDA increased $2.0 million and $3.7 million, respectively, resulting in an EBITDA of $1.0 million and $3.1 million compared to the same periods of the prior fiscal year. This increase is primarily due to the cost savings from the integration and restructuring efforts during fiscal year 2003 and the decrease in bad debt expense attributed to the more stringent collection and customer account termination policies.

Liquidity and Capital Resources

As of February 28, 2005, the Company had $15.8 million in cash and cash equivalents as noted on the Company’s consolidated balance sheet and statement of cash flows. In addition, the Company had $7.5 million in auction rate securities and $10.1 million in short and long-term restricted investments representing a total of $33.4 million of restricted and unrestricted cash and investments. This represents a decrease of $5.2 million compared to August 31, 2004.

On a comparative basis, cash used in operating activities of continuing operations decreased $5.7 million or 81.9% to $1.3 million for the six months ended February 28, 2005 versus the $6.9 million of cash used in operating activities for the same period in the prior year. The reduction in cash used in continuing operations is reflective of the Company’s integration initiatives that reduced facility, bandwidth connectivity and employee related costs. Cash provided by investing activities decreased $7.1 million or 65.5% to $3.7 million for the six months ended February 28, 2005 versus $10.8 million of cash provided by investing activities for the same period in the prior year. The decrease in cash generated from investing activities is primarily related to a reduction in the investments that were liquidated in order to fund daily cash requirements. Cash used in financing activities decreased $4.5 million or 74.3% to $1.6 million for the six months ended February 28, 2005 versus the $6.1 million of cash used in financing activities for the same period of prior year. The decrease in cash used in financing activities is primarily due to the reduction of overall debt and capital lease obligations. Cash used in discontinued operations decreased $1.1 million or 77.6% for the six months ended February 28, 2005, versus the $1.4 million of cash used to fund discontinued operations during the same period of the prior year. The primary reason for the decrease in cash used in discontinued operations is changes in the period cost of litigation, primarily legal fees associated with the discontinued operations.

In February 2004, the Company executed a five-year promissory note with US Bancorp Oliver-Allen Technology Leasing for $4.8 million. As of February 28, 2005, the principal balance on the promissory note was $3.9 million. The Company has pledged $5.0 million as collateral for this promissory note; this amount will gradually decrease until the agreement terminates in February 2009. As of February 28, 2005, the amount of collateral is $4.1 million. These restrictions prevent the Company from utilizing the related cash and cash equivalents until all of its obligations under the note are satisfied. The new promissory note bears an interest rate of 6.75% and requires monthly payments of $93,000 over the next five years.

During the first six months of 2005, the Company spent $2.1 million in capital expenditures primarily related to servers and server components. The Company expects to spend somewhere between $4.0 million and $7.0 million in capital expenditures during fiscal 2005, primarily related to purchases of servers and data center equipment on an as-needed basis with as much re-utilization of equipment from cancelled customers as possible. The Dedicated line of business is particularly sensitive to capital expenditures since each new customer must be provided with a server, either newly-purchased, or one which had been provided to a former customer. To the extent that the dedicated business experiences net growth in customers, additional capital expenditures will be required. In determining whether to purchase new Dedicated servers, the Company will balance the cost of the investment against the revenue expected, the operating costs necessary to serve the customer, and the likely duration of the relationship with the customer. Consequently, decreases in market pricing and increases in MRC Churn make it more difficult to justify investment.

The Company’s Web hosting business has historically incurred net losses and losses from operations. The Company’s future operation is dependent upon its ability to achieve and sustain positive cash flow prior to the depletion of cash resources. The Company has reduced its level of cash requirements through decreases in capital purchases, reducing operating expenses, and by improving the ratio of new customer accounts to canceling accounts. Additionally, the Company will have lower future cash outlays for payments associated with prior integration and discontinued operation liabilities and reduced debt payments because it settled a number of capital lease obligations during the prior fiscal year. There can be no assurance that Interland’s continuing efforts to stabilize or increase its revenue will be successful or that the Company will be able to continue as a going concern. If the Company is unable to successfully execute its business plan, it may require additional capital, which may not be available on suitable terms. Nonetheless, management believes it has adequate cash and liquid resources to fund operations and planned capital expenditures through at least the next 12 months.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for share-based payments, FASB Statement No. 123R (revised 2004) (“SFAS 123R”) that requires companies to expense the value of employee stock options and similar awards. It requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date, fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R applies to awards that are granted, modified or settled in interim or fiscal periods beginning after the effective date. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The adoption of this standard is required for public entities effective as of the beginning of the interim or annual reporting period that starts after June 15, 2005.

The company has not yet adopted nor does it expect to early adopt the new standard. The impact that may result from the adoption of FAS 123R on the company’s results of operations, financial position or its cash flows is not yet known and the Company has not yet selected the valuation method to be used. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 2 to the consolidated financial statements. We expect our earnings and earnings per share will be adversely affected upon adoption of SFAS No. 123R.

During the quarter ended February 28, 2005, the Company reviewed the accounting treatment of its operating leases in accordance with FASB Statement 13, “Accounting for Leases” and FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” The Company determined that certain of its lease agreements included a provision for modest annual rent escalation which had not been accounted for in accordance with the applicable Statement. During the quarter the Company made entries to adjust the balance sheet amount of accrued liabilities for future rent expense in accordance with SFAS 13, and to record a corresponding charge to the Company’s income statement for the second fiscal quarter. The adjustment was not material to the quarter ended February 28, 2005, nor was there a material impact on any prior quarter.

Risk Factors

You should carefully consider the following factors and all other information contained in this Form 10-Q and the Company’s Form 10-K for the fiscal year ended August 31, 2004 before you make any investment decisions with respect to the Company’s securities. The risks and uncertainties described below are not the only risks the Company faces.

Interland has incurred losses since inception and could incur losses in the future.

Interland has incurred net losses and losses from operations for all but one of each quarterly period from its inception through the quarter ended February 28, 2005. A number of factors could increase its operating expenses, such as:

•	Adapting network infrastructure and administrative resources to accommodate additional customers and future growth;

•	Developing products, distribution, marketing, and management for the mainstream market;

•	Broadening customer technical support capabilities;

•	Improving network security features; and;

•	Legal fees associated with litigation and contingencies.

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

Interland’s limited operating history makes evaluating its business operations and prospects difficult. Its range of service offerings has changed since inception and its business model is still developing. Interland has changed from being primarily a seller of personal computers and related accessories to being primarily a Web hosting and Web based value added business solutions provider to small-and medium-sized businesses company. Because some of its services are new, the market for them is uncertain. As a result, the revenues and income potential of its business, as well as the potential benefits of its acquisitions, may be difficult to evaluate.

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

Past operating results have fluctuated significantly on a quarterly and an annual basis. Quarterly and annual operating results may continue to significantly fluctuate due to a wide variety of factors. Because of these fluctuations, comparing operating results from period to period is not necessarily meaningful, and it would not be meaningful to rely upon such comparisons as an indicator of future performance. Factors that may cause its operating results to fluctuate include, but are not limited to:

•	Demand for and market acceptance of the Company’s services and products;

•	Introduction of new services or enhancements by Interland or its competitors;

•	Costs of implementing new network security features, CRM systems, and billing modules;

•	Technical difficulties or system downtime affecting the Internet generally or its hosting operations specifically;

•	Customer retention;

•	Increased competition and consolidation within the Web hosting and applications hosting markets;

•	Changes in its pricing policies and the pricing policies of its competitors;

•	Gains or losses of key strategic partner relationships

•	Impairment charges;

•	Restructuring charges;

•	Merger and integration costs;

•	Litigation expenses;

•	Insurance expenses;

•	Marketing expenses; and

•	Seasonality of customer demand

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

During the 52 weeks ended February 28, 2005, the high and low closing price for Interland common stock on NASDAQ was $5.52 and $2.56, respectively.

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

If we fail to achieve and maintain effective internal controls this could have a material adverse effect on our business, operating results and stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. The Company is required to file the first assessment and report in connection with its annual report on Form 10-K which must be filed prior to November 14, 2005. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. Investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

Periodically, it is made aware of claims, or potential claims, that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of several asserted and unasserted claims for alleged infringement relating to its discontinued operations prior to the balance sheet date. Resolution of these claims could be costly and decrease profitability

If Interland is unable to attract and retain key personnel, it may not be able to compete effectively in its market.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Substantially all of the Company’s liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of February 28, 2005, approximately 95% of the Company’s liquid investments, including auction rate securities, mature or have interest rate reset periods within three months and 5% mature or have reset periods within one year. As of February 28, 2005, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values. Generally, the fair market value of fixed interest rate investment securities will increase as interest rates fall and decrease as interest rates rise. The Company does not use derivative financial instruments in its investment portfolio. The portfolio has been primarily comprised of auction rate securities, commercial paper rated A1/P1, bank certificates rated AA or better, and corporate medium-term notes rated AA or better. At February 28, 2005, the Company’s investment portfolio included fixed rate securities with an estimated fair value of $21.0 million, which approximates the Company’s carrying value. The interest rate changes affect the fair market values but do not impact earnings or cash flows. The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt at February 28, 2005 was $3.0 million, which approximates the Company’s carrying value.

Item 4. Controls And Procedures

The Company’s management, including its chief executive officer, chief financial officer and chief accounting officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13(a) – 14(c), and 14(d)) as of February 28, 2005. Based on this review, the chief executive officer, chief financial officer and chief accounting officer concluded that Interland’s disclosure controls and procedures were effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including its chief executive officer, chief financial officer and chief accounting officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company considers a change in its internal control over financial reporting to be material only when the failure to effectuate such change would result in a more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not have been prevented or detected. During the second fiscal quarter, there were no changes in the Company’s internal control over financial reporting which management considered to be material.

Interland, Inc.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

In February of 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of Interland’s subsidiary, CommuniTech.Net, Inc. (“Communitech”), which was acquired by Interland in February 2002. The Company’s lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employment agreement and also demands payment from Mr. Murphy’s two promissory notes (one of which was “non-recourse” while the other was “recourse”). In March 2004, Interland retired the 273,526 shares of stock held as collateral and wrote off the $2,000,000 non-recourse promissory note, which had been carried as Stockholder’s Equity. The other $735,000 full recourse promissory note remains outstanding and continues to be a subject of the Cobb County litigation noted herein. Mr. Murphy has asserted various counterclaims in response.

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

Interland is defending another case in Jackson County, Missouri arising out of the shutdown of five unregistered servers at the Communitech data center in February 2003. An entity called Bent Axis and its principle owner, Jason Park, have filed suit against the Company and its General Counsel, Jonathan Wilson, alleging a variety of contract and tort claims. In its first complaint, Bent Axis asserted that it owned the five servers in question. It later amended its pleading to assert a different theory: that it was using the servers by permission of certain Interland personnel. Bent Axis claims that it was damaged when the Company disconnected the servers in question, although Bent Axis has produced no documentary evidence that it had ever generated a profit or that it had any right to use the servers in question. The Company is vigorously defending the suit and believes that it will not have a material adverse effect on Interland.

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

Interland is the defendant in a case involving the Telephone Communications Privacy Act (“TCPA”) in state court in Allegheny County, Pennsylvania. A competing web hosting company, PairNetworks, filed this case in December 2001 as a class action, claiming that Interland’s distribution of a facsimile on November 15, 2001 to market domain name registration services violated the TCPA. Several years later, two additional plaintiffs joined in the action, each of whom is a former customer of Interland. The plaintiffs have conceded that Interland distributed the facsimile to approximately 38,000 recipients who were customers of Interland. Federal Communications Commission regulations in effect at the time provided that the distribution of facsimiles to persons with whom the sender had an “established business relationship” did not amount to a violation of the TCPA. Interland has asked the court to deny class certification and a ruling on that motion is pending as well as our motion for summary judgment. If the court denies class certification, Interland’s damages, if it were liable, cannot exceed $1,500 for each of the three putative plaintiffs. Interland believes the plaintiffs’ claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

The Company is defending a case in federal court in the Southern District of Florida arising out of the management of a co-

located server by its predecessor company, Worldwide Internet Publishing Corporation. The suit alleges that the Company is responsible for the loss of Plaintiff’s internet search engine that occurred after the departure of the officer managing the server, Mark Ismach, in or around March 2000. Interland believes that it has meritworthy defenses to the claims including provisions in the contract for the services that exclude the damages sought by Plaintiff. Interland believes the plaintiffs’ claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

On January 23, 2004, Vincent Salazar, an individual, sued Interland and its predecessor HostPro, claiming that he was entitled to money as a result of his alleged involvement in brokering Interland’s acquisition of accounts from AT&T in January 2002. The case is pending in federal court in Los Angeles. The Plaintiff asserted fraud and breach of contract claims (the fraud claim was dismissed by the court) and has alleged that he is due 20% of the revenue that Interland has received from the acquired accounts. Interland believes it has meritorious defenses, including the fact that HostPro’s contract with Mr. Salazar, a channel partner arrangement, prohibits the recovery he is seeking. Interland believes the plaintiffs’ claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

In February 2004, Interland was served with a suit filed by NetGlobal Marketing against Interland and its predecessor, Dialtone, asserting claims for lost data. Interland had cancelled NetGlobal’s web hosting accounts in January 2003 as a result of complaints that the server was being used to send spam and Interland has asserted counterclaims arising from the incidents. Interland filed a motion to dismiss in favor of arbitration which was denied and Interland has appealed that decision to the Ninth Circuit Court of Appeals. Interland believes that, even if the litigation proceeds, it has adequate defenses including provisions in the contract with the plaintiff that shield Dialtone from damages for “erasure” and “loss of data” and generally prohibit recovery of the kind of damages sought by plaintiff. Interland believes the plaintiffs’ claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

Interland is defending an arbitration proceeding pending in Atlanta, Georgia before the American Arbitration Association filed by SmartText Corporation. In August 2003, SmartText filed an action in federal court in Kansas. The case was dismissed in favor of arbitration in February 2004 after a jury trial. SmartText Corp. v. Interland, Inc., 296 F.Supp.2d 1257, 1262-63 (D.Kan. 2003). SmartText is claiming damages suffered as a result of Interland’s migration of its website around January 2002 including loss of revenue, costs for rebuilding the website and the reconstruction of lost software located on the site. Interland’s contract with the customer contains a general limitation of liability and waivers of the specific damages allegedly suffered by SmartText. Interland believes the plaintiffs’ claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

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

Interland, Inc.

(Registrant)

Dated: April 4, 2005	/s / Allen L. Shulman

Allen L. Shulman
Senior Vice President, Chief Financial Officer,
and Executive Counsel
(Principal Financial Officer)