Form 10-Q
period 2005-05-31
INTERLAND INC /MN/
filed 2005-07-06
CIK 854460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

The number of outstanding shares of the registrant’s Common Stock on May 31, 2005 was 16,108,019.

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

INTERLAND, INC.

Consolidated Statements of Operations
(In thousands except per share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004
Revenues	$22,307	$25,686	$67,991	$78,402

Operating costs and expenses:
Network operating costs, exclusive of depreciation shown below	6,272	7,423	17,261	21,587
Sales and marketing, exclusive of depreciation shown below	5,687	4,960	14,035	16,701
Technical support, exclusive of depreciation shown below	3,005	4,519	10,472	13,965
General and administrative, exclusive of depreciation shown below	7,672	7,704	22,509	23,681
Bad debt expense	535	874	1,440	2,940
Depreciation and amortization	5,686	7,331	16,870	23,755
Restructuring costs	1,666	758	1,666	758
Goodwill impairment	—	66,587	—	66,587
Asset impairment	—	7,009	—	7,009
Gain on sale of accounts	(1,915)	—	(1,915)	—
Other expense (income), net	(96)	(110)	(37)	(184)

Total operating costs and expenses	28,512	107,055	82,301	176,799

Operating loss	(6,205)	(81,369)	(14,310)	(98,397)
Interest income (expense), net	131	124	255	(180)

Loss from continuing operations before income taxes	(6,074)	(81,245)	(14,055)	(98,577)
Income tax benefit (expense)	—	—	—	—

Net loss from continuing operations	(6,074)	(81,245)	(14,055)	(98,577)
Gain/(loss) from discontinued operations, net of tax	(173)	(481)	340	(1,802)

Net loss	$(6,247)	$(81,726)	$(13,715)	$(100,379)

Net gain (loss) per share, basic and diluted:
Continuing operations	$(0.38)	$(5.07)	$(0.88)	$(6.11)
Discontinued operations	(0.01)	(0.03)	0.02	(0.11)

	$(0.39)	$(5.10)	$(0.86)	$(6.22)

Number of shares used in per share calculation:
Basic and diluted	16,032	16,019	16,024	16,131

The accompanying notes are an integral part of these consolidated financial statements.

INTERLAND, INC.

Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	May 31,	August 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$23,967	$15,203
Auction rate securities	—	12,525
Trade receivables	2,523	2,431
Other receivables	420	553
Other current assets	2,734	3,479
Restricted investments	258	283

Total current assets	29,902	34,474

Restricted investments	9,524	10,609
Securities, held-to-maturity	50	—
Property plant and equipment, net	19,887	24,508
Intangibles, net	5,811	12,077
Other assets	3,184	3,244

Total assets	$68,358	$84,912

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$3,369	$2,517
Accrued expenses	12,660	12,105
Accrued restructuring charges	4,118	4,393
Current portion of long-term debt and capital lease obligations	847	2,271
Deferred revenue	6,847	7,777

Total current liabilities	27,841	29,063

Long-term debt and capital lease obligations	2,751	3,473
Deferred revenue, long-term	227	268
Other liabilities	1,993	3,209

Total liabilities	32,812	36,013

Commitments and contingencies	—	—

Shareholders’ equity
Common stock, $.01 par value, authorized 21 million shares, issued and outstanding 16.2 and 16.1 million shares, respectively	$162	$161
Additional capital	322,450	321,091
Warrants	3,284	4,603
Deferred compensation	—	(320)
Note receivable from shareholder	(735)	(735)
Accumulated deficit	(289,615)	(275,901)

Total shareholders’ equity	35,546	48,899

Total liabilities and shareholders’ equity	$68,358	$84,912

The accompanying notes are an integral part of these consolidated financial statements.

INTERLAND, INC.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the nine months ended
	May 31,	May 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,715)	$(100,379)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities from continuing operations:
Loss (gain) from discontinued operations	(340)	1,802
Depreciation and amortization	16,870	23,755
Bad debt expense	1,440	2,940
Gain on sale of other assets	(37)	(152)
Gain on sale of accounts	(1,915)	—
Restructuring charges	1,666	758
Goodwill and asset impairment	—	73,596
Amortization of deferred compensation	320	721
Changes in operating assets and liabilities
Receivables	(1,385)	(1,803)
Other current assets	805	1,061
Accounts payable, accrued expenses and deferred revenue	(1,293)	(8,819)

Cash provided by (used in) operating activities of continuing operations	2,416	(6,520)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant, and equipment	(7,248)	(9,742)
Proceeds from sale of accounts	2,733	—
Purchases of held-to-maturity investment securities	(50)	(6,000)
Proceeds from held-to-maturity investment securities	—	9,800
Proceeds from auction rate securities	12,525	12,500
Purchases of auction rate securities	—	(2,000)
Net change in restricted investments	1,110	7,438
Acquisitions, net of cash acquired	—	242

Cash provided by investing activities of continuing operations	9,070	12,238

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt and capital lease obligations	(2,146)	(7,674)
Proceeds from issuance of common stock	41	—

Cash used in financing activities of continuing operations	(2,105)	(7,674)

Net cash used in continuing operations	9,381	(1,956)
Net cash used in discontinued operations	(617)	(1,840)

Net increase(decrease) in cash and cash equivalents	8,764	(3,796)

Cash and cash equivalents at beginning of period	15,203	20,230

Cash and cash equivalents at end of period	$23,967	$16,434

The accompanying notes are an integral part of these consolidated financial statements.

Interland, Inc.

Notes To Consolidated Financial Statements

1.	General

Business — Interland, Inc., together with its subsidiaries (collectively the “Company”), is a leader in efficiently packaging, distributing, and supporting business-class, online marketing solutions to small and medium enterprise (“SME”) owners, both directly and through partners, enabling those businesses to gain new relationships and better support communication with their existing customers locally and around the world. Interland operates as a single reportable segment and offers a broad range of products and services, including shared and dedicated hosting services, e-commerce, application hosting, website development, marketing, and optimization tools.

History of operating losses — The Company’s Web hosting business has historically incurred net losses and losses from operations. The Company’s future operation is dependent upon its ability to achieve and sustain positive cash flow prior to the depletion of cash resources. The Company has reduced its level of cash requirements through decreases in capital purchases, reducing operating expenses, and by improving the ratio of new customer accounts to canceling accounts. Additionally, the Company will have lower future cash outlays for payments associated with prior integration and discontinued operation liabilities and reduced debt payments because of settlements in lease obligations during the current fiscal year and a number of capital lease obligations during the prior fiscal year. There can be no assurance that Interland’s continuing efforts to stabilize or increase its revenue will be successful or that the Company will be able to continue as a going concern. If the Company is unable to successfully execute its business plan, it may require additional capital, which may not be available on suitable terms. Nonetheless, management believes it has adequate cash and liquid resources to fund operations and planned capital expenditures through at least the next 12 months.

2.	Significant Accounting Policies

Interim Unaudited Financial Information — The accompanying unaudited consolidated financial statements for the three and nine-month periods ended May 31, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In management’s opinion, these statements include all adjustments necessary for a fair statement of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the three and nine-month periods ended May 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.

Basis of Presentation — This report on Form 10-Q (“10-Q”) for the third quarter ended May 31, 2005 should be read in conjunction with the Company’s Form 10-K (“10-K”) for the fiscal year ended August 31, 2004. The financial statements include the accounts of Interland, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Stock-based employee compensation — The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure requirements of SFAS No. 123 and SFAS 148.

In May 2005, the Company’s Board of Directors (the “Board”) approved an immediate and full acceleration of vesting of all stock options outstanding under the Company’s 1995 Stock Option Plan (the “Acceleration”). The Company amended all relevant option agreements to reflect the Acceleration. The Board considered a number of factors in making their decision, including the anticipated issuance and implementation of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) as further discussed in the Management’s Discussion and Analysis section under the caption “Recently Issued Accounting Standards”. As a result of the Acceleration, options to purchase approximately 286,000 shares of the Company’s common stock became immediately exercisable as of May 31, 2005. Since all outstanding stock options had an exercise price greater than the market price as of the date of acceleration, the application of the accounting standard effective at the time of the acceleration, APB No. 25, resulted in no expense being recognized. Had the options instead been permitted to continue vesting over the original schedules, the adoption of SFAS 123R beginning in fiscal year 2006 would have required the recognition of an aggregate after tax expense of approximately $0.9 million.

The following table illustrates the effect on net loss and loss per share if the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the “fair value”, based method for stock-based compensation, and recorded the computed value of the Company’s vested options to compensation expense based on the Acceleration described above.

Interland, Inc.

Notes To Consolidated Financial Statements

		Three-month period ended		Nine-month period ended
		May 31,	May 31,	May 31,	May 31,
		2005	2004	2005	2004
		(In thousands, except per share numbers)		(In thousands, except per share numbers)
Net loss as reported		$(6,247)	$(81,726)	$(13,715)	$(100,379)

Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	—	173	320	520

Deduct:	Total stock-based employee compensation expense determined under fair value method-based methods for all awards, net of tax effects	(1,250)	(540)	(1,965)	(1,794)

Proforma net loss		$(7,497)	$(82,093)	$(15,360)	$(101,653)

Loss per share:

	Basic and diluted - as reported	$(0.39)	$(5.10)	$(0.86)	$(6.22)

	Basic and diluted - pro forma	$(0.47)	$(5.12)	$(0.96)	$(6.30)

Weighted average shares outstanding
	Basic and diluted	16,032	16,019	16,024	16,131

3.	Restructuring And Facility Exit Costs

2001 Plan

During the fourth quarter of 2001, the Company approved and implemented a restructuring program in connection with its acquisition of Interland-Georgia (“the 2001 Plan”). This restructuring plan provided for the consolidation of the Company’s operations and elimination of duplicative facilities obtained as a result of previous business acquisitions. In April 2005, management met with the landlords of these facilities and revised its expectation of its financial obligations with respect to the abandoned lease facilities based on the current market conditions and lack of interest of potential new tenants. The net impact of these revised expectations was an increase of $2.2 million to the restructuring reserves for the 2001 Plan. During the nine months ended May 31, 2005, cash payments of $1.7 million were made related to the monthly lease obligations for lease abandonments leaving an outstanding liability of $4.1 million as of May 31, 2005. The liability balances and annual activity from inception through August 31, 2004 are disclosed in the 2004 Annual Report on Form 10-K.

2003 Plan

During the second quarter of 2003, the Company approved and initiated a program to exit certain facilities and consolidate those operations into other existing facilities (“the 2003 Plan”). This restructuring plan was part of management’s continued plan to streamline the Company’s operations and to reduce long-term operating costs. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, costs associated with these activities have been recognized and measured at their fair value in the period in which the liabilities are incurred. In April 2005, the Company was able to retire the remaining $0.5 million reserves for bandwidth termination liabilities following confirmation that all such liabilities had been satisfied. As of May 31, 2005 the 2003 Plan reserve balance is zero. The liability balances and annual activity from inception through August 31, 2004 are disclosed in the 2004 Annual Report on Form 10-K.

Interland, Inc.

Notes To Consolidated Financial Statements

2004 Plan

In March 2004, the Company decided to change its approach to distributing its mainstream market hosting solutions from reliance upon a direct field sales force to an indirect channel approach (“the 2004 Plan”) and the Company implemented a restructuring program to reduce its cost structure accordingly. During the nine months ended May 31, 2005 the Company made cash payments of $0.2 million to pay the remaining severance and lease liabilities and closed the 2004 Plan reserve account. The liability balances and annual activity from inception through August 31, 2004 are disclosed in the 2004 Annual Report on Form 10-K.

The following table shows a summary of the activities under the restructuring plans since August 31, 2004:

	2001	2003	2004
	Plan	Plan	Plan	Total
		(In thousands)
Liability as of August 31, 2004	$3,622	$544	$227	$4,393
Cash Paid	(1,718)	(12)	(211)	(1,941)
Other Adjustments	2,214	(532)	(16)	1,666

Liability as of May 31, 2005	$4,118	$—	$—	$4,118

4.	Purchase Business Combination Liabilities

In connection with the acquisition of Interland-Georgia in 2001, iNNERHOST in 2002, and Trellix in 2003, the Company accrued certain liabilities representing estimated costs of exiting certain facilities, termination of bandwidth contracts and involuntary termination of employees in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” During the nine month period ended May 31, 2005, the Company continued to make its monthly lease payment and to collect offsetting rent from its sub tenants. These lease abandonment obligations are contractually scheduled to end in 2009.

The liability balances and annual activity from inception through August 31, 2004 are disclosed in the 2004 10-K. The following table shows the changes in the accrual for the nine months ended May 31, 2005:

Lease
abandonments
(in thousands)

Balance at August 31, 2004	$740
Net Cash Paid	(133)

Balance at May 31, 2005	$607

5.	Investment Securities

The following table summarizes, by major security type, the value of the Company’s investments. The carrying value of these investments approximates fair value.

Interland, Inc.

Notes To Consolidated Financial Statements

	As of
	May 31,	August 31,
	2005	2004
Available-for-sale securities, at fair value:
Commercial paper and money market funds	$22,643	$13,521
State and local government	—	3,000
Certificates of deposit	50	1,113

Held-to-maturity securities, at amortized cost:
Auction rate securities:	—	12,525

Total securities	22,693	30,159
Less: cash equivalents	(13,860)	(8,113)
Less: restricted cash	(8,833)	(9,521)

Auction rate securities	$—	$12,525

Cash and cash equivalents consist of cash and investments in certificates of deposit, commercial paper and other highly liquid securities with original maturities less than 90 days. We had historically classified auction rate securities as cash and cash equivalents if the period between the interest rate resets was 90 days or less, which was based on our ability to either liquidate our holding or roll our investments over to the next reset period. Based on our re-evaluation of the maturity dates associated with the underlying bonds, we have reclassified our auction rate securities, previously classified as cash and cash equivalents, as auction rate securities for each of the periods presented in the accompanying consolidated balance sheets. Auction rate securities are variable rate bonds tied to short term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short term intervals, usually every 7, 28 or 35 days. They generally trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long term bonds, they are priced and traded as short term instruments because of the liquidity provided through the interest rate reset. All auction rate securities are available for sale and are reported at fair value. A total of $0.0 million and $10.0 million have been reclassified from cash and cash equivalents to short-term investments as of May 31, 2005 and August 31, 2004, respectively. These auction rate securities investments remained readily available to the Company and are considered short-term and liquid in accordance with the reset period.

6.	Discontinued Operations

In fiscal 2001 the Company discontinued the operations of its PC Systems business segment (“PC Systems”), which was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” During the first nine months of 2005, the Company recognized a gain of $0.3 million from discontinued operations. This gain consisted of a reduction to a previously recorded sales tax reserve by $0.8 million, offset by $0.5 million of required legal fees in defense and settlement of Micron PC legal matters. The Company has sales and use tax assessments and audit reserves of $0.2 million, $0.7 million in contingent liabilities, and $0.2 million for other liabilities related to the disposal of discontinued operations that are included in accrued liabilities on the Company’s consolidated balance sheet as of May 31, 2005.

7.	sale of accounts

On May 5, 2005, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Caird Corporation (the “Buyer”), pursuant to which the Buyer will purchase from Interland approximately 32,000 shared web hosting customer accounts, together with related equipment, trademarks, domain names, and miscellaneous assets. The Company decided that these customers were unlikely purchasers of the Company’s marketing-oriented services and products, but were rather interested in obtaining mere technical hosting — a service which the Company believes Caird can provide more efficiently. In particular, the shared hosting accounts being sold consist of both shared hosting accounts that were part of the Hostcentric acquisition in June

Interland, Inc.

Notes To Consolidated Financial Statements

2003 as well as accounts for customers who purchased shared hosting services under the Hostcentric brand thereafter (collectively, the “Accounts”). Many of the accounts were acquired by Hostcentric pre-merger pursuant to a reseller plan which, after an initial payment, offered additional accounts at a deeply-discounted price.

Substantially all of the sold accounts were serviced through the Company’s leased facility in Orlando, Florida and were never integrated into the Company’s ticketing and hosting platform due to the different billing structure and processes of these accounts. The Company determined that the migration of these accounts into its billing and hosting platforms could result in significant breakage and a corresponding decline in customer satisfaction. The Company plans to close the Orlando facility in the fourth quarter and terminate approximately 30-35 employees in connection with that closure. The closure of the Orlando facility is not expected to result in any material closing costs, therefore, no restructuring charges are to be recognized in relation to the close of this facility as it relates to FAS 146: “Accounting for Costs Associated with Exit or Disposal Activities”.

The total purchase price for the Accounts is variable, depending on the success of the parties in migrating the accounts from the Company’s current hosting platform to the Buyer’s platform, ranging from a minimum price of not less than $3.4 million to a maximum potential price of $5.3 million. The Company received 100% of the minimum purchase price of $3.4 million at closing, less commissions and deferred revenue adjustments. The remaining potential gain (which may be between $0 and $1.9 million) will be recognized as the accounts are successfully migrated and the amounts due to the Company are known.

As a result of the sale, the Company recognized a gain of $1.9 million, net of transaction costs, in the quarter ended May 31, 2005, in connection with the sale, which is recorded in gain on sale of accounts of the Income Statement. The carrying amounts of assets and liabilities disposed of in relation to this sale totaled approximately $0.8 million, consisting of $1.2 million of intangibles, net of amortization and $0.4 million of deferred revenue. The Company will record adjustments to the gain, if necessary, in each of the next two fiscal quarters to reflect the additional payments of successfully migrated Accounts. For the quarter ended May 31, 2005, the Accounts produced approximately $1.2 million in revenue. Beginning in May 2005, Interland ceased recognizing revenue on the Accounts. As an off-set to the loss of revenue, Interland will be paid a “carrying cost” per customer by the buyer during the transition period. The carrying cost is defined as an amount equal to $10.00 per month per each customer and new signup who is paying for web hosting services that has not been successfully migrated to buyer’s platform and billing system. Interland anticipates receiving carrying costs payments through the month of July 2005, at which point, all sold customers are expected to have been successfully migrated to the buyer.

8.	Contingencies

Interland is defending a case entitled Novell, Inc. v. Micron Electronics, Inc. filed in August 1999 in state court in Utah County, Utah. Novell claims that it was underpaid for royalties on sales of several versions of its NetWare software purportedly distributed by Interland’s predecessor, Micron Electronics, between 1996 and 1998. In addition, Novell also believes it is entitled to additional royalties for sales of the software purportedly distributed by NetFrame between 1993 and 1997. Micron Electronics acquired NetFrame in 1997. Novell is seeking an accounting of royalties and damages. Interland believes it has meritorious defenses to Novell’s claims. The litigation is still in the discovery phase.

In February 2004, the Company, through its Hostcentric subsidiary, initiated a lawsuit in United States District Court for Southern District of New York against the landlord for that subsidiary’s Farmingdale, New York facility. The Company sought a declaratory judgment that the landlord had acquiesced in Hostcentric’s abandonment of the lease. The landlord filed counterclaims. In late 2004, the Company believes that it and the landlord reached an agreement to settle the litigation under which Interland would pay approximately $755,000 in cash and allow the landlord to keep the deposit of approximately $60,000 as full settlement of all of the landlord’s claims. Because Interland believes the landlord subsequently reneged on a legally-binding settlement agreement, Interland petitioned the court to enforce the settlement agreement. In a written report and recommendation entered on June 9, 2005 the magistrate judge in that action found in favor of Interland, stating that the settlement agreement should be enforced by the court. The district court may accept, reject, or modify the proposed findings or recommendations of the magistrate judge, and even if the district court adopts the report and recommendation of the magistrate judge, the order of the district court will be subject to an appeal to the court of appeals. Accordingly, there can be no assurance that the district court will adopt the magistrate judge’s report and recommendation, or that the district court’s ruling, when and if one is issued, will be upheld on appeal. Nevertheless, Interland believes that it is probable that the settlement will be upheld, and therefore, based on its current estimates, the Company adjusted its reserves, resulting in a contribution to pre-tax income in the third fiscal quarter of 2005 of $0.2 million.

In February 2004, the Company initiated a lawsuit in the United States District Court for the Northern District of Georgia against the representatives of the former shareholders of Hostcentric (the “Hostcentric Shareholders”), seeking a declaratory judgment that it will be entitled to reimbursement from the escrow fund established as part of the Hostcentric acquisition for any amounts

Interland, Inc.

Notes To Consolidated Financial Statements

over $180,000 that it may be required to pay to the landlord for the leased facility in Farmingdale, New York, in accordance with the acquisition agreement between the Company and Hostcentric and its shareholders. The representatives of the Hostcentric Shareholders denied Interland’s claims and asserted various counterclaims. The Company has, in turn, brought additional claims based on facts learned in discovery. Correspondence between the parties has also discussed the possibility of other claims, but those claims had not yet been added to the litigation. In June 2005, the parties reached an agreement in principle to settle this case in which the Hostcentric Shareholders would pay Interland $545,000 in cash in settlement of all claims and counterclaims, and the parties would agree to full, complete releases of all claims or potential claims as well as a dismissal with prejudice of all pending claims and counterclaims and Interland would agree to release the balance of the escrow funds. The parties have notified the district court of their settlement in principle, and the district court has stayed further proceedings in the case until July 5, 2005. The Company will record the results of this settlement upon final execution of the settlement agreement, which is expected to occur in the fourth quarter.

In February of 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of Interland’s subsidiary, CommuniTech.Net, Inc. (“Communitech”), which was acquired by Interland in February 2002. The Company’s lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employment agreement and also demands payment of two promissory notes made by Mr. Murphy (one of which was “non-recourse” while the other was “recourse”). In March 2004, Interland foreclosed upon and retired the 273,526 shares of stock held as collateral and wrote off the $2,000,000 non-recourse promissory note, which had been carried as Stockholders’ Equity. The other $735,000 full recourse promissory note (also carried as Stockholders’ Equity) remains outstanding and continues to be a subject of the Cobb County litigation. Mr. Murphy has asserted various counterclaims in response.

In February 2003, Mr. Heitman, also a former principal of Interland’s subsidiary Communitech, and Mr. Murphy filed a lawsuit against Interland, its Chief Executive Officer, Mr. Joel Kocher, and Communitech, in Jackson County, Missouri claiming, among other things, that Interland acted unreasonably and thereby breached the Merger Agreement under which Interland acquired all of the stock of Communitech by failing to have the S-3 registration statement declared effective by the SEC on a timely basis and further claiming that Interland and/or Mr. Kocher made inaccurate disclosures in connection with Interland’s acquisition of Communitech. The complaint seeks compensatory and punitive damages in an unspecified amount. Interland believes that these claims are without merit and will not have a material adverse effect on Interland and is vigorously defending the claims.

Interland is defending another case in Jackson County, Missouri arising out of the shutdown of five unregistered servers at the Communitech data center in February 2003. An entity called Bent Axis and its principal Jason Park, a former employee of Communitech, have filed suit against the Company and its General Counsel, Jonathan Wilson, alleging a variety of contract and tort claims. In its first complaint, Plaintiffs asserted that they owned the five servers in question. They later amended their pleading to assert a different theory: that Bent Axis was using the servers by permission of certain Interland personnel including Gabriel Murphy. Plaintiffs claim that they were damaged when the Company disconnected the servers in question. To date Plaintiffs have produced no documentary evidence that Bent Axis ever generated a profit (a requirement for the recovery of damages) or that it had any legal right to the free use of the servers in competition with Interland. The Company is vigorously defending the suit and believes that it will not have a material adverse effect on Interland.

Interland is the defendant in a case involving the Telephone Consumer Protection Act (“TCPA”) in state court in Allegheny County, Pennsylvania. A competing web hosting company, PairNetworks, filed this case in December 2001 as a putative class action, claiming that Interland’s distribution of a facsimile on November 15, 2001 to market domain name registration services violated the TCPA. Several years later, two additional plaintiffs joined in the action. The plaintiffs have conceded that all of the putative class members were customers of Interland. Federal Communications Commission regulations in effect at the time provided that the distribution of facsimiles to persons with whom the sender had an “established business relationship” did not amount to a violation of the TCPA. Interland has asked the court to deny class certification and a ruling on that motion is pending along with a motion for summary judgment seeking dismissal of the named plaintiffs’ claims. If the court denies class certification, Interland’s damages, even were it were liable, cannot exceed $1,500 for each of the three named plaintiffs. Interland believes that the plaintiffs’ claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation. Conversely, if the class is certified, its size may exceed 50,000.

The Company is defending a case in The United States District Court for the Southern District of Florida arising out of the management of a co-located server by its predecessor company, Worldwide Internet Publishing Corporation. The suit alleges that the Company is responsible for the loss of Plaintiff’s internet search engine that occurred after the resignation of the officer managing the server, Mark Ismach, in October 1999. Interland believes it followed the instructions of Mr. Ismach, and, among other reasons, Interland consequently believes the plaintiff’s claims are without merit, and plans to continue to contest the matter vigorously. The Company believes that no material adverse effect on Interland will occur as a result of this litigation.

Interland, Inc.

Notes To Consolidated Financial Statements

On January 23, 2004, Vincent Salazar, an individual, sued Interland and its predecessor HostPro claiming that he was entitled to money as a result of his alleged involvement in brokering Interland’s acquisition of accounts from AT&T in January 2002. The case is pending in state court in Los Angeles. The Plaintiff claims that he is due 20% of the revenue that Interland has received from the acquired accounts. Interland believes it has meritorious defenses, including that HostPro’s contract with Mr. Salazar specifically excludes compensation for the very sort of transaction on which he is seeking to be paid a fee. Interland believes the plaintiff’s claims are without merit, plans to continue to contest the matter vigorously, and believes that no material adverse effect on Interland will occur as a result of this litigation.

In May 2004, Interland was served with a suit filed by Net Global Marketing against Interland and its predecessor, Dialtone, asserting claims for lost data. Interland had cancelled Net Global’s web hosting accounts in October 2002 and again in January 2003 as a result of complaints that the servers were being used to send spam, and Interland has asserted counterclaims arising from these incidents. Interland filed a motion to dismiss in favor of arbitration which was denied, and Interland has appealed that decision to the Ninth Circuit Court of Appeals. Interland believes that, even if the litigation proceeds, it has adequate defenses including provisions in the contract with the plaintiff that shield Dialtone from damages for “erasure” and “loss of data” and generally prohibit recovery of the kind of damages sought by plaintiff. Interland believes that the plaintiff’s claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

Periodically, the Company is made aware that technology it has used may have infringed on intellectual property rights held by others. The Company evaluates all such claims and, if necessary and appropriate, obtains licenses for the use of such technology. If the Company or its suppliers are unable to obtain licenses necessary to use intellectual property in the applicable products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and accrues a liability for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report.

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

9.	Subsequent Events

In June 2005 Interland filed suit in the U.S. District Court for the District of Idaho against Lloyds of London (Policy No. 595/FD028840P) seeking to recover attorneys’ fees and costs of litigation involving the discontinued PC Systems’ alleged failure to pay overtime to employees between 1999 and April 2001 (the “Smith Litigation”). In the complaint Interland claims that it is entitled to recover the approximately $1.7 million of attorneys’ fees and costs incurred in the Smith litigation. Management, and its legal counsel, has not had sufficient time to evaluate the probable outcome of the litigation.

As discussed in the contingencies footnote above, in June 2005, the Company reached an agreement in principle with the representatives of the Hostcentric Shareholders relating to a suit initiated in February, 2004. The agreement calls for the Shareholders to pay the Company an amount of $0.5 million in exchange for mutual releases under the original suit. The Company will record the results of this settlement upon final execution of the settlement agreement, which is expected to occur in the fourth quarter.

The Company also received a written proposed order and findings favoring the Company’s position in June 2005 from the magistrate judge in the matter involving the landlord of the Farmingdale, New York matter discussed above and recommending that the settlement agreement of $755,000 should be enforced by the District Court. Interland believes that it is probable that the settlement will be upheld and has adjusted its reserve to reflect this outcome as of May 31, 2005.

Interland, Inc.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding Interland’s expectations of its future liquidity needs, its expectations regarding its future operating results including its planned increase in its revenue levels and the actions the Company expects to take in order to maintain its existing customers and expand its operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to it as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include risks associated with our target markets and risks pertaining to our ability to successfully integrate the operations and personnel of prior acquisitions. Factors that could cause actual results to differ materially from expected results are identified in “Risk Factors” below, and in the Company’s Form 10-K for the year ended August 31, 2004 and in the Company’s other filings with the Securities and Exchange Commission. All quarterly references are to the Company’s fiscal periods ended May 31, 2005, or May 31 2004, unless otherwise indicated. All annual references are also on a fiscal August 31 st year-end basis, unless otherwise indicated. All tabular dollar amounts, except earnings per share, are stated in thousands.

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

Discontinued operations losses were $0.2 million compared to $0.5 million for the three months ended May 31, 2005 and 2004, respectively. This decrease of $0.3 million, or 64.0%, is attributable primarily to the decrease in legal expenses and a tax refund received from the Maryland Department of Revenue.

For the nine months ended May 31, 2005 a gain of $0.3 million was recognized compared to a loss of $1.8 million for the nine months ended May 31, 2004. This increase of $2.1 million is primarily attributable to a reduction to a previously recorded sales tax reserve by $0.8 million, offset by a reduction of $1.3 million of required legal fees in defense and settlement of Micron PC legal matters.

The Company has sales and use tax assessments and audit reserves of $0.2 million, $0.7 million in contingent liabilities, and $0.2 million for other liabilities related to the disposal of discontinued operations that are included in accrued liabilities on the Company’s consolidated balance sheet as of May 31, 2005.

RESULTS OF CONTINUING OPERATIONS

The Company’s consolidated financial information presents the net effect of discontinued operations separate from the results of the Company’s continuing operations.

Comparison of the Three and Nine Months Ended May 31, 2005 and 2004

The loss from continuing operations decreased $75.2 million, or 92.5% and $84.5 million, or 85.7% for the three and nine months ended May 31, 2005, respectively, when compared to the same periods of the prior fiscal year. The basic and diluted loss per share decreased $4.69 per share, or 92.5%, and $5.23 per share or 85.6% for the quarter and for the nine months ended May 31, 2005, respectively, when compared to the same periods of the prior fiscal year. These large decreases in losses from continuing operations is primarily due to the final goodwill impairment of $67 million and the $7.0 million intangible asset impairments that were recorded in May 2004 compared to no impairments during May 2005.

Revenues

Total revenues decreased $3.4 million, or 13.2%, and $10.4 million, or 13.3%, respectively, for the three and nine months ended May 31, 2005 when compared to the same periods of the prior fiscal year.

	For the three months ended		For the nine months ended
	May 31,	May 31	May 31,	May 31,
	2005	2004	2005	2004
	in thousands		in thousands
Hosting revenue	$21,070	$24,337	$64,440	$74,500
Other revenue	1,237	1,349	3,551	$3,902

Total revenue	$22,307	$25,686	$67,991	$78,402

When compared to the same periods of the prior fiscal year, hosting revenues decreased $3.3 million, or 13.4%, and $10.1 million, or 13.5% for the three and nine months ended May 31, 2005 and 2004, respectively. Hosting revenues are comprised of shared and dedicated hosting products, online marketing solutions, application hosting services and domain name registrations. The decrease in hosting revenues is primarily attributable to account cancellations, net of new sales. These cancellations may occur as a result of: a) customer action; b) termination by the Company for non-payment; or c) termination by the Company as a result of a decision to no longer provide a particular service.

In May 2005, Interland sold 32,000 shared hosting accounts that were part of the Hostcentric acquisition in June 2003 as well as accounts for customers who purchased shared hosting services under the Hostcentric brand thereafter. For the quarter ended May 31, 2005, the Accounts produced approximately $1.2 million in revenue prior to the sale.

Other revenues decreased $0.1 million, or 8.3%, and $0.4 million or 9.0%, for the three and nine months ended May 31, 2005,

respectively, when compared to the same period of the prior fiscal year. Other revenues are primarily comprised of consulting services, bandwidth transfer overage billings, Internet connectivity fees and co-location services. The decrease in other revenues is primarily due to the Company not actively pursuing the sale of its non-hosting services and products.

As of May 31, 2005, the Company had approximately 139,000 paid shared hosting customer accounts and managed approximately 8,300 dedicated servers, many of which host multiple web sites, compared to approximately 181,000 paid shared hosting customer accounts and 9,900 dedicated servers as of May 31, 2004. The decrease in shared hosting customer accounts is primarily due to the sale of the Hostcentric shared web hosting customer accounts and normal customer churn. As customers leave the Company these servers are removed from the data center and taken out of operation until they can be re-utilized by a new customer. The number of dedicated servers decreased both through attrition and through the sale of 23 co-location accounts, which were sold to a third party in connection with the Company’s closure of its Boise, Idaho facility.

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

During the third quarter of fiscal 2005 the MRC of the Company’s shared product lines declined from $4,085,000 at February 28, 2005 to $3,628,000 at May 31, 2005. Approximately $422,000 of the decline was attributable to the sale of the Hostcentric-related shared accounts. The decline in total MRC of the shared product line net of the Hostcentric sale was $37,000. MRC Churn (MRC of terminating customers as a percentage of beginning MRC) averaged 2.8% per month during the quarter ended May 31, 2005 compared to an average of 2.6% during the quarter ended February 28, 2005, a rate which the Company regards as consistent with industry averages. Sales produced average monthly New shared MRC of $105,000 during the quarter ended May 31, 2005, an improvement of 13% over the second fiscal quarter’s average monthly sales of $93,000. Average negative Net MRC Change during the third quarter was $12,000 per month, compared to $18,000 per month in the second quarter and $48,000 in the first quarter of fiscal 2005. The Company believes that it is unlikely that shared MRC Churn can be reduced below 2.0%, but believes that its current strategy of increasing new sales through indirect distribution of enhanced products and services has the potential to generate enough new business to exceed the amount of MRC Churn and result in positive Net MRC Change and revenue growth.

During the third quarter of fiscal 2005 the MRC of the Company’s dedicated product lines declined from $2,876,000 at February 28, 2005 to $2,791,000 at May 31, 2005, or 3.0%. MRC Churn averaged 4.7% during the quarter ended May 31, 2005 compared to an average of 4.5% during the quarter ended February 28, 2005. New dedicated sales averaged $110,000 per month for the quarter ended May 31, 2005, compared with $113,000 of new sales during the quarter ended February 28, 2005, a decline of 2.7% quarter-over-quarter. Monthly negative Net MRC Change for the quarter was $27,000 compared to $17,000 per month during the previous quarter and $29,000 during the first quarter of fiscal 2005. Revenue from the dedicated product lines has been affected, and is likely to continue to be affected, by a general reduction in pricing in the industry. MRC Churn in the dedicated line also is driven by rapid changes in server technology, creating in the customer a desire to seek the latest technology at the lowest price in a highly competitive market. Due to recent increases in MRC Churn and price competition, the Company is re-evaluating the profitability of its dedicated products and seeking alternatives to maximize the Company’s returns in this market. The Company is now offering many of the products and services it has developed primarily for the shared market to dedicated customers. Due to the capital cost required to service a new dedicated customer, the relationship with dedicated customers must be profitable from an operating standpoint and it must remain in place long enough for the Company to recoup its investment and provide a satisfactory return on assets employed.

Overall, the average monthly negative Net MRC was $39,000 during the third quarter compared to $34,000 during the previous fiscal quarter and $77,000 during the first quarter of fiscal 2005. This critical metric has declined by 14.7% during the third quarter and improved by 49% over the first nine months of fiscal 2005. To add perspective, were the Company’s monthly average Net MRC change to continue to decline by the same $5,000 by which it declined in the third quarter, the lost revenue during the ensuing twelve months would be approximately $390,000. This same principle of compounding impact would have a similar positive effect if Net MRC change were to improve. (For additional explanation of this principle see Risk Factors “Ours is a recurring-revenue subscriber business and as such the effects of a net loss of monthly recurring revenue are magnified”).

OPERATING COSTS AND EXPENSES

Network Operating Costs

Network operating costs were $6.3 million compared to $7.4 million for the three months ended May 31, 2005 and 2004, respectively. This decrease of $1.2 million, or 15.5%, is attributable primarily to a $0.4 million reduction in bandwidth connectivity costs and a $0.8 million reduction in labor costs related to the data center consolidation, which is a continued critical part of the Company’s improvement projects.

For the nine months ended May 31, 2005 network operating expenses were $17.3 compared to $21.6 million for the nine months ended May 31, 2004. This decrease of $4.3 million, or 20.0%, is primarily attributable to the same data center consolidation efficiencies noted in the quarter comparison above with reductions in bandwidth costs of $1.5 million and salaries and benefits costs of $2.3 million.

Sales and Marketing

Sales and marketing expenses were $5.7 million compared to $5.0 million for the three months ended May 31, 2005 and 2004, respectively. The Company’s sales and marketing expenses as a percentage of revenues were 25.5% for the quarter as compared to 19.3% in the same period of the prior fiscal year. This increase of $0.7 million, or 14.7%, is primarily due to investments related to the Company’s indirect channel initiative.

For the nine months ended May 31, 2005 sales and marketing expenses were $14.0 million compared to $16.7 million for the nine months ended May 31, 2004. As a percentage of revenue, sales and marketing expenses was 20.6% as compared to 21.3% in the same period of the prior fiscal year. This decrease of $2.7 million, or 16.0%, is primarily related to the decrease in salaries and benefits of $2.5 million, and $0.2 million decrease in technical and professional fees associated with the overall reduction of mainstream marketing personnel.

Technical Support

Technical support expenses were $3.0 million compared to $4.5 million for the three months ended May 31, 2005 and 2004, respectively. The Company’s technical support expenses as a percentage of net revenues were 13.5% for the quarter as compared to 17.6% in the same period of the prior fiscal year. The overall decrease of $1.5 million or 33.5% is primarily related to the Company’s reduction in customer call volume and contacts. This reduction has occurred largely in part to additional training, an increase in first call resolution and improved data center stability. These operational efficiencies yielded a $0.1 million decrease in contract labor and consultants, facilities overhead of $0.3 and a $1.2 million decrease in salaries and benefits offset by an increase of $0.1 in service agreement fees.

For the nine months ended May 31, 2005 technical support expenses were $10.5 million compared to $14.0 million for the nine months ended May 31, 2004. As a percentage of revenue, technical support expenses were 15.4% at May 31, 2005 compared to 17.8% at May 31, 2004. The decrease in expenses of $3.5 million or 25% was primarily attributable to a decrease in contract labor of $1.2 million, and a decrease in salaries and benefits of $2.1 for the reasons noted in the quarter comparison above.

General and Administrative

General and administrative expenses remained constant at $7.7 million for the three months ended May 31, 2005 and 2004 respectively. As a percentage of revenues, the Company’s general and administrative expenses was 34.4% for the quarter ended May 31, 2005, as compared to 30.0% in the same period of the prior year.

For the nine months ended May 31, 2005 general and administrative expenses were $22.5 million compared to $23.7 million for the nine months ended May 31, 2004. This decrease of $1.2 million or 5.0% is primarily attributable to the reduction in headcount as compared to prior year, with reductions of $2.9 million in salaries and benefits, $0.3 million decrease in contract labor costs, $0.3 million decrease in credit card fees, $0.1 million decrease in office related expenses, and $0.1 million decrease in travel expenses. Partially offsetting these reductions were increases in legal expense of $1.3 million, an increase of $0.6 in facilities overhead and a $1.0 million increase in professional fees primarily related to Sarbanes-Oxley certification contractors and consultants.

Bad Debt Expense

Bad debt expenses were $0.5 million compared to $0.9 million for the three months ended May 31, 2005 and 2004 respectively. The decrease in bad debt expense is attributable to a decline in customer account write-offs due to our more stringent collection and customer account termination policies for non-payment, resulting in a lower trade accounts receivable balance.

For the nine months ended May 31, 2005 bad debt expense was $1.4 million compared to $2.9 million for the nine months ended May 31, 2004 a reduction of $1.5 million or 51.0%. This decrease is attributable to the same collection efficiencies noted in the quarter comparison above.

Depreciation and Amortization

Depreciation and amortization expenses were $5.7 million compared to $7.3 million for the three months ended May 31, 2005 and 2004, respectively. The Company’s depreciation and amortization expenses as a percentage of revenues were 25.5% for the quarter ended May 31, 2005, as compared to 28.5% in the same period of the prior year. The decrease in depreciation expense is a result of the continued decline in capital expenditures, the expiration of capital leases during fiscal year 2004 and the $7.0 million write off of intangible assets during the fiscal year 2004. For the quarter ended May 31, 2005, the Company recognized depreciation and amortization of approximately $0.1 on the Hostcentric-related assets which were sold in May.

For the nine months ended May 31, 2005 depreciation and amortization expense was $16.9 million compared to $23.8 million for the nine months ended May 31, 2004. This expense expressed as a percentage of revenue was 24.8% and 30.3% respectively for the periods ended May 31, 2005 and 2004. The decrease in depreciation expense is a result of the factors noted in the quarter comparison above.

Restructuring Costs

Restructuring costs were $1.7 million compared to $0.8 million for the three and nine months ended May 31, 2005 and 2004 respectively. The restructuring costs incurred in the third quarter of 2005 relate to the revision of estimates of the restructuring plans currently in place. The costs for the third quarter of 2004 related to the decision by the Company to change its approach to distributing its mainstream market hosting solutions from reliance upon a direct field sales force to an indirect channel approach. (See footnote 3 “Restructuring and Facility Exit Costs” for more information).

Goodwill Impairment

In accordance with SFAS 142, the Company conducted its final goodwill impairment test in May 2004 which resulted in the recording of a non-cash impairment charge of $66.6 million to write off the remainder of the carrying value of goodwill. There was no comparative charge for 2005.

Asset Impairment

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company recorded $7.0 million in the third quarter of fiscal year 2004. There was no impairment charge recorded during the nine months ended May 31, 2005.

Gain on sale of accounts
The gain on sale of accounts was $1.9 million for the three and nine months ended May 31, 2005 compared to no gain in the three and nine months ended May 31, 2004. The gain is attributable to the sale of Hostcentric shared accounts, which is described in more detail in footnote 7 of the attached financial statements.

Interest Income (Expense), net

Interest income was $0.1 million for the three months ended May 31, 2005 and 2004, respectively. Interest income (expense), net consists of interest income earned on the Company’s combined cash and cash equivalents, short-term investments, and restricted investments less interest expense on debt, primarily capital leases.

For the nine months ended May 31, 2005 interest income (expense) were $0.3 million compared to $(0.2) million for the nine months ended May 31, 2004. This change is primarily related to the reduction in interest expense relating to the maturing and termination of debt and leases for capital equipment prior to the nine months ended May 31, 2005.

Net Cash Used in Operating Activities and Earnings from Continuing Operations Before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA is defined as net income (loss) less (i) income taxes, (ii) interest income or expense, and (iii) depreciation and amortization. EBITDA is not an indicator of financial performance under generally accepted accounting principles and may not be comparable to similarly captioned information reported by other companies. In addition, it does not replace net income (loss), operating income (loss), or cash flows from operating activities as indicators of operating performance. The effect of taxes and interest on Interland’s net loss is not significant, but depreciation and amortization, primarily as a result of acquisitions, is significant. The Company believes that measuring the performance of the business without regard to non-cash depreciation and amortization can make trends in operating results more readily apparent, and when considered with other information, assist investors and other users of the Company’s financial statements who wish to evaluate the Company’s ability to generate future cash flows.

The following table reflects the calculation of EBITDA from continuing operations and reconciliation to net cash provided by (used in) operating activities:

	For the three months ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004
	in thousands		in thousands
Net loss	$(6,247)	$(81,726)	$(13,715)	$(100,379)

Depreciation and amortization	5,686	7,331	16,870	23,755
Interest expense (income)	(131)	(124)	(255)	180
Discontinued operations	173	481	(340)	1,802

EBITDA	$(519)	$(74,038)	$2,560	$(74,642)

Interest income / (expense)	131	124	255	(180)
Bad debt expense	535	874	1,440	2,940
Gain on the sale of accounts	(1,915)	—	(1,915)	—
Gain on the sale of other assets	(96)	(81)	(37)	(152)
Goodwill and asset impairment	—	73,596	—	73,596
Restructuring charges	1,666	—	1,666	—
Other non-cash adjustments	—	173	320	721
Changes in assets and liabilities:
Receivables, net	149	(572)	(1,385)	(1,803)
Other current assets	647	521	805	1,061
Accounts payable, accrued expenses, and deferred revenue	3,072	(182)	(1,293)	(8,061)

Net cash provided by (used in) operating activities	$3,670	$415	$2,416	$(6,520)

For the three and nine months ended May 31, 2005, the Company’s EBITDA was negative $0.5 million and positive $2.6 million compared to negative $74.0 million and $74.6 million during the same periods of the prior fiscal year. These increases in EBITDA of $73.5 million and $77.2 million, respectively, are primarily due to the final goodwill impairment of $67 million and the $7.0 million intangible asset impairments that were recorded in May 2004 compared no impairments during May 2005.

Liquidity and Capital Resources

As of May 31, 2005, the Company had $24.0 million in cash and cash equivalents as noted on the Company’s consolidated balance sheet and statement of cash flows. In addition, the Company had $9.8 million in short and long-term restricted investments representing a total of $33.8 million of restricted and unrestricted cash and investments. This represents a decrease of $4.9 million compared to August 31, 2004.

On a comparative basis, cash provided by operating activities of continuing operations increased $8.9 million to $2.4 million for the nine months ended May 31, 2005 versus the $6.5 million of cash used in operating activities for the same period in the prior year. The reduction in cash used in continuing operations is reflective of the Company’s integration initiatives that reduced facility, bandwidth connectivity and employee related costs. Cash provided by investing activities decreased $3.2 million or 25.9% to $9.1 million for the nine months ended May 31, 2005 versus $12.2 million of cash provided by investing activities for the same period in the prior year. The decrease in cash generated from investing activities is primarily related to a $8.4 million reduction in the investments that were liquidated in order to fund daily cash requirements offset by the $2.7 million of net proceeds from the sale of the shared customer accounts and $2.5 million of reduced capital expenditures. Cash used in financing activities decreased $5.6 million or 72.6% to $2.1 million for the nine months ended May 31, 2005 versus the $7.7 million of cash used in financing activities for the same period of prior year. The decrease in cash used in financing activities is primarily due to the reduction of overall debt and capital lease obligations. Cash used in discontinued operations decreased $1.2 million or 66.5% to $0.6 million for the nine months ended May 31, 2005, versus the $1.8 million of cash used to fund discontinued operations during the same period of the prior year. The primary reason for the decrease in cash used was the lower cost of litigation associated with the discontinued operations.

In February 2004, the Company executed a five-year promissory note with US Bancorp Oliver-Allen Technology Leasing for $4.8 million. As of May 31, 2005, the principal balance on the promissory note was $3.6 million. The Company has pledged $5.0 million as collateral for this promissory note; this amount will gradually decrease until the agreement terminates in February 2009. As of May 31, 2005, the amount of collateral is $3.8 million. These restrictions prevent the Company from utilizing the related cash and cash equivalents until all of its obligations under the note are satisfied. The new promissory note bears an interest rate of 6.75% and requires monthly payments of approximately $94,000 over the five years beginning in February 2004.

On May 5, 2005, Interland, Inc. (“Interland”, or the “Company”) entered into an Asset Purchase Agreement (the “Agreement”) with Caird Corporation (the “Buyer”), pursuant to which the Buyer will purchase from Interland certain shared web hosting customer accounts, together with related equipment, trademarks, domain names, and miscellaneous assets (“Accounts”). The total purchase price for the Accounts is variable, depending on the success of the parties in migrating the accounts from the Company’s current hosting platform to the Buyer’s platform, ranging from a minimum price of not less than $3.4 million to a maximum potential price of $5.3 million. The Company received 100% of the minimum purchase price of $3.4 million at closing, less costs related to the sale of accounts. The remaining payable balance (which may be between $0 and $1.9 million) will be paid in five monthly installments beginning with the second month following the date on which the Buyer begins to bill the Accounts directly.

During the first nine months of 2005 the Company spent $7.2 million in capital expenditures, which included $2.8 million for servers and server components, $2.8 million investment in our systems to allow us to attract new distribution partners and provide the support needed to sustain these relationships, $1.0 million for data center equipment coming off of capital lease obligations, $0.4 million for data center improvements and $0.2 million of other projects. The company will continue to invest in its systems and capital expenditures related to purchases of servers and data center equipment on an as-needed basis with as much re-utilization of equipment from cancelled customers as possible. The dedicated product lines are particularly sensitive to capital expenditures since each new customer must be provided with a server, either newly-purchased, or one which had been provided to a former customer. To the extent that the dedicated business experiences net growth in customers, additional capital expenditures will be required. In determining whether to purchase new dedicated servers, the Company will balance the cost of the investment against the revenue expected, the operating costs necessary to serve the customer, and the likely duration of the relationship with the customer. Consequently, decreases in market pricing and increases in customer churn make it more difficult to justify investment.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” (“SFAS 123R”) which requires the recognition of cost resulting from transactions in which the Company acquires goods and services by issuing its shares, share options, or other equity instruments. This cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R applies to awards that are granted, modified or settled in interim or fiscal periods beginning after the effective date. The adoption of this standard is required for public entities effective as of the beginning of the interim or annual reporting period that starts after June 15, 2005. On April 14, 2005 the SEC approved a new rule for public companies that delayed the effective date of FASB Statement No. 123R for annual, rather than interim periods that begin after June 15, 2005. Based on guidance provided by the SEC in April 2005, SFAS No. 123(R) will become effective for us no later than September 1, 2005. The Company intends to adopt this standard using the modified prospective method of transition. This transition method requires that compensation cost be recognized for new awards granted and awards modified, repurchased or cancelled after September 1, 2005. This method also requires us to recognize cost for the unvested portion of all awards issued prior to and outstanding as of September 1, 2005 at the grant-date fair value as the remaining requisite service is rendered. In addition, under SFAS No. 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. We are currently assessing the impact of SFAS No. 123(R) on our consolidated financial statements, however, since the Company has chosen to accelerate the vesting of all stock options outstanding as of May 31, 2005, we do not believe that this standard will have a material impact on future consolidated financial statements unless substantial new grants are made in the future.

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

Interland has incurred net losses and losses from operations for all but one of each quarterly period from its inception through the quarter ended May 31, 2005. A number of factors could increase its operating expenses, such as:

•	Adapting network infrastructure and administrative resources to accommodate additional customers and future growth;

•	Developing products, distribution, marketing, and management for the mainstream market;

•	Broadening customer technical support capabilities;

•	Developing or acquiring new products and associated technical infrastructure;

•	Developing additional indirect distribution partners;

•	Improving network security features; and;

•	Legal fees associated with litigation and contingencies.

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

During the 52 weeks ended May 31, 2005, the high and low closing price for Interland common stock on NASDAQ was $4.07 and $1.86, respectively.

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

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments . The Company is required to file the first assessment and report in connection with its annual report on Form 10-K which must be filed prior to November 14, 2005. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. Investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Substantially all of the Company’s liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of May 31, 2005, approximately 99.8% of the Company’s liquid investments, mature or have interest rate reset periods within three months and 0.2% mature or have reset periods within one year. As of May 31, 2005, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values. Generally, the fair market value of fixed interest rate investment securities will increase as interest rates fall and decrease as interest rates rise. The Company does not use derivative financial instruments in its investment portfolio. The portfolio has been primarily comprised of auction rate securities, commercial paper rated A1/P1, bank certificates rated AA or better, and corporate medium-term notes rated AA or better. At May 31, 2005, the Company’s investment portfolio included fixed rate securities with an estimated fair value of $24.8 million, which approximates the Company’s carrying value. The interest rate changes affect the fair market values but do not impact earnings or cash flows. The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt at May 31, 2005 was $2.7 million, which approximates the Company’s carrying value.

Item 4. Controls And Procedures

The Company’s management, including its chief executive officer, chief financial officer and chief accounting officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13(a)-14(c), and 14(d)) as of May 31, 2005. Based on this review, the chief executive officer, chief financial officer and chief accounting officer concluded that Interland’s disclosure controls and procedures were effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including its chief executive officer, chief financial officer and chief accounting officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company considers a change in its internal control over financial reporting to be material only when the failure to effectuate such change would result in a more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not have been prevented or detected. During the third fiscal quarter, there were no changes in the Company’s internal control over financial reporting which management considered to be material. The Company is performing its Sarbanes-Oxley procedures and although some deficiencies have been identified and are in the process of being remediated, none of them are expected to result in a material weakness.

Interland, Inc.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

Interland is defending a case entitled Novell, Inc. v. Micron Electronics, Inc. filed in August 1999 in state court in Utah County, Utah. Novell claims that it was underpaid for royalties on sales of several versions of its NetWare software purportedly distributed by Interland’s predecessor, Micron Electronics, between 1996 and 1998. In addition, Novell also believes it is entitled to additional royalties for sales of the software purportedly distributed by NetFrame between 1993 and 1997. Micron Electronics acquired NetFrame in 1997. Novell is seeking an accounting of royalties and damages. Interland believes it has meritorious defenses to Novell’s claims. The litigation is still in the discovery phase.

In February 2004, the Company, through its Hostcentric subsidiary, initiated a lawsuit in United States District Court for Southern District of New York against the landlord for that subsidiary’s Farmingdale, New York facility. The Company sought a declaratory judgment that the landlord had acquiesced in Hostcentric’s abandonment of the lease. The landlord filed counterclaims. In late 2004, the Company believes that it and the landlord reached an agreement to settle the litigation under which Interland would pay approximately $755,000 in cash and allow the landlord to keep the deposit of approximately $60,000 as full settlement of all of the landlord’s claims. Because Interland believes the landlord subsequently reneged on a legally-binding settlement agreement, Interland petitioned the court to enforce the settlement agreement. In a written report and recommendation entered on June 9, 2005 the magistrate judge in that action found in favor of Interland, stating that the settlement agreement should be enforced by the court. The district court may accept, reject, or modify the proposed findings or recommendations of the magistrate judge, and even if the district court adopts the report and recommendation of the magistrate judge, the order of the district court will be subject to an appeal to the court of appeals. Accordingly, there can be no assurance that the district court will adopt the magistrate judge’s report and recommendation, or that the district court’s ruling, when and if one is issued, will be upheld on appeal. Nevertheless, Interland believes that it is probable that the settlement will be upheld, and therefore, based on its current estimates, the Company adjusted its reserves, resulting in a contribution to pre-tax income in the third fiscal quarter of 2005 of $0.2 million.

In February 2004, the Company initiated a lawsuit in the United States District Court for the Northern District of Georgia against the representatives of the former shareholders of Hostcentric (the “Hostcentric Shareholders”), seeking a declaratory judgment that it will be entitled to reimbursement from the escrow fund established as part of the Hostcentric acquisition for any amounts over $180,000 that it may be required to pay to the landlord for the leased facility in Farmingdale, New York, in accordance with the acquisition agreement between the Company and Hostcentric and its shareholders. The representatives of the Hostcentric Shareholders denied Interland’s claims and asserted various counterclaims. The Company has, in turn, brought additional claims based on facts learned in discovery. Correspondence between the parties has also discussed the possibility of other claims, but those claims had not yet been added to the litigation. In June 2005, the parties reached an agreement in principle to settle this case in which the Hostcentric Shareholders would pay Interland $545,000 in cash in settlement of all claims and counterclaims, and the parties would agree to full, complete releases of all claims or potential claims as well as a dismissal with prejudice of all pending claims and counterclaims and Interland would agree to release the balance of the escrow funds. The parties have notified the district court of their settlement in principle, and the district court has stayed further proceedings in the case until July 5, 2005. The Company will record the results of this settlement upon final execution of the settlement agreement, which is expected to occur in the fourth quarter.

In February of 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of Interland’s subsidiary, CommuniTech.Net, Inc. (“Communitech”), which was acquired by Interland in February 2002. The Company’s lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employment agreement and also demands payment of two promissory notes made by Mr. Murphy (one of which was “non-recourse” while the other was “recourse”). In March 2004, Interland foreclosed upon and retired the 273,526 shares of stock held as collateral and wrote off the $2,000,000 non-recourse promissory note, which had been carried as Stockholders’ Equity. The other $735,000 full recourse promissory note (also carried as Stockholders’ Equity) remains outstanding and continues to be a subject of the Cobb County litigation. Mr. Murphy has asserted various counterclaims in response.

In February 2003, Mr. Heitman, also a former principal of Interland’s subsidiary Communitech, and Mr. Murphy filed a lawsuit against Interland, its Chief Executive Officer, Mr. Joel Kocher, and Communitech, in Jackson County, Missouri claiming, among other things, that Interland acted unreasonably and thereby breached the Merger Agreement under which Interland acquired all of the stock of Communitech by failing to have the S-3 registration statement declared effective by the SEC on a timely basis and further claiming that Interland and/or Mr. Kocher made inaccurate disclosures in connection with Interland’s acquisition of Communitech. The complaint seeks compensatory and punitive damages in an unspecified amount. Interland believes that these claims are without merit and will not have a material adverse effect on Interland and is vigorously defending the claims.

Interland is defending another case in Jackson County, Missouri arising out of the shutdown of five unregistered servers at the Communitech data center in February 2003. An entity called Bent Axis and its principal Jason Park, a former employee of Communitech, have filed suit against the Company and its General Counsel, Jonathan Wilson, alleging a variety of contract and tort claims. In its first complaint, Plaintiffs asserted that they owned the five servers in question. They later amended their pleading to assert a different theory: that Bent Axis was using the servers by permission of certain Interland personnel including Gabriel Murphy. Plaintiffs claim that they were damaged when the Company disconnected the servers in question. To date Plaintiffs have produced no documentary evidence that Bent Axis ever generated a profit (a requirement for the recovery of damages) or that it had any legal right to the free use of the servers in competition with Interland. The Company is vigorously defending the suit and believes that it will not have a material adverse effect on Interland.

Interland is the defendant in a case involving the Telephone Consumer Protection Act (“TCPA”) in state court in Allegheny County, Pennsylvania. A competing web hosting company, PairNetworks, filed this case in December 2001 as a putative class action, claiming that Interland’s distribution of a facsimile on November 15, 2001 to market domain name registration services violated the TCPA. Several years later, two additional plaintiffs joined in the action. The plaintiffs have conceded that all of the putative class members were customers of Interland. Federal Communications Commission regulations in effect at the time provided that the distribution of facsimiles to persons with whom the sender had an “established business relationship” did not amount to a violation of the TCPA. Interland has asked the court to deny class certification and a ruling on that motion is pending along with a motion for summary judgment seeking dismissal of the named plaintiffs’ claims. If the court denies class certification, Interland’s damages, even were it were liable, cannot exceed $1,500 for each of the three named plaintiffs. Interland believes that the plaintiffs’ claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation. Conversely, if the class is certified, its size may exceed 50,000.

The Company is defending a case in The United States District Court for the Southern District of Florida arising out of the management of a co-located server by its predecessor company, Worldwide Internet Publishing Corporation. The suit alleges that the Company is responsible for the loss of Plaintiff’s internet search engine that occurred after the resignation of the officer managing the server, Mark Ismach, in October 1999. Interland believes it followed the instructions of Mr. Ismach, and, among other reasons, Interland consequently believes the plaintiff’s claims are without merit, and plans to continue to contest the matter vigorously. The Company believes that no material adverse effect on Interland will occur as a result of this litigation.

On January 23, 2004, Vincent Salazar, an individual, sued Interland and its predecessor HostPro claiming that he was entitled to money as a result of his alleged involvement in brokering Interland’s acquisition of accounts from AT&T in January 2002. The case is pending in state court in Los Angeles. The Plaintiff claims that he is due 20% of the revenue that Interland has received from the acquired accounts. Interland believes it has meritorious defenses, including that HostPro’s contract with Mr. Salazar specifically excludes compensation for the very sort of transaction on which he is seeking to be paid a fee. Interland believes the plaintiff’s claims are without merit, plans to continue to contest the matter vigorously, and believes that no material adverse effect on Interland will occur as a result of this litigation.

In May 2004, Interland was served with a suit filed by Net Global Marketing against Interland and its predecessor, Dialtone, asserting claims for lost data. Interland had cancelled Net Global’s web hosting accounts in October 2002 and again in January 2003 as a result of complaints that the servers were being used to send spam, and Interland has asserted counterclaims arising from these incidents. Interland filed a motion to dismiss in favor of arbitration which was denied, and Interland has appealed that decision to the Ninth Circuit Court of Appeals. Interland believes that, even if the litigation proceeds, it has adequate defenses including provisions in the contract with the plaintiff that shield Dialtone from damages for “erasure” and “loss of data” and generally prohibit recovery of the kind of damages sought by plaintiff. Interland believes that the plaintiff’s claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.

Periodically, the Company is made aware that technology it has used may have infringed on intellectual property rights held by others. The Company evaluates all such claims and, if necessary and appropriate, obtains licenses for the use of such technology. If the Company or its suppliers are unable to obtain licenses necessary to use intellectual property in the applicable products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and accrues a liability for the estimated costs of settlement or adjudication of claims for alleged infringement as of the respective dates of the balance sheets included in this report.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

(a) None.

(b) None.

The following information was not required to be disclosed on Form 8-K during the quarter ended September 30, 2005, but rather is included in this Quarterly Report on Form 10-Q pursuant to Exchange Act Rule 14a-5(f). The date of the Company’s Annual Meeting of Shareholders has been moved to August 31, 2005. We anticipate that proxy materials will be mailed on or around July 27, 2005. As a result, the deadlines for submitting shareholder proposals within and outside the processes of Rule 14a-8, as calculated under the rules of the SEC, were changed to March 29, 2005 and June 12, 2005, respectively. However, to allow a reasonable time for shareholders to submit proposals, Interland intends to make reasonable efforts to include in the proxy materials any appropriate proposal not subject to exclusion under the application SEC rules, received on or before July 12, 2005.

Item 6. Exhibits

Exhibits:

Exhibit	Description
2.01 (1) *	Asset Purchase Agreement dated as of May 5, 2005, by and between Interland, Inc. and Caird Corporation.

3.01	Unofficial Restated Articles of Incorporation of Registrant (as amended through April 24, 2002) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 5/31/02).

3.01(b)	Articles of Amendment to Articles of Incorporation of Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended 8/31/03).

3.02	Unofficial Restated Bylaws of the Registrant (as amended through April 24, 2002) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 5/31/02).

10.123	Amended and Restated Employment Agreement dated as of April 5, 2005 by and between Interland, Inc. and Allen R. Shulman (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2005).

10.124	Director Compensation Policy effective as of June 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2005).

10.125*	Amendment to Stock Options, dated as of May 24, 2005.

10.126*	Form of Employment Agreement by and between Interland, Inc. and Juan G. Troncoso and Richard A. Pitrolo.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Schedules and exhibits have been omitted from the exhibit. A list of omitted schedules and exhibits is set forth immediately following the table of contents of the exhibit. Copies will be provided to the Commission upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interland, Inc.

(Registrant)
Dated: July 6, 2005	/s / Gonzalo Troncoso

Gonzalo Troncoso Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)