Form 10-K
period 2005-08-31
INTERLAND INC /MN/
filed 2005-11-07
CIK 854460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended August 31, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2005 was approximately $41 million.
The number of outstanding shares of the registrant’s Common Stock on September 30, 2005 was 16,361,846.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Overview
Interland, Inc. (NASDAQ: INLD) is a leading provider of websites and web services focused on helping small and medium-sized businesses (“SMB“s) achieve success online. Interland offers a wide selection of online services, including Web hosting, eCommerce, application hosting, website development, online marketing and optimization tools.
The current Web hosting business was formed through the following company and account acquisitions that occurred from October 2001 through June 2003:
•	August 6, 2001, the Company acquired Interland-Georgia, an Atlanta, Georgia-based provider of Web hosting, applications hosting and other related Web-based business solutions. In connection with the acquisition of Interland-Georgia, Micron Electronics, Inc., (“MEI”), changed its name to Interland, Inc. and its trading symbol to “INLD.”

•	October 2001, January 2002, and May 2002, the Company acquired the small business-focused Web hosting customer accounts of Interliant, Inc., (“Interliant”), AT&T Corp., (“AT&T”), and Burlee Networks LLC, (“Burlee”), respectively.

•	February 8, 2002, the Company acquired CommuniTech.Net, Inc., (“CommuniTech.Net”) a Kansas City, Missouri-based Web hosting company.

•	May 3, 2002, the Company acquired Dialtone, Inc., (“Dialtone”), a Fort Lauderdale, Florida-based leading dedicated Web hosting company.

•	August 1, 2002, the Company acquired iNNERHOST, Inc., (“iNNERHOST”), a Miami, Florida-based Web hosting company serving small-and-medium-sized businesses.

•	January 3, 2003, the Company acquired Trellix Corporation (“Trellix”), a privately held developer of software-based website solutions. Trellix offers a suite of site building tools and services that enable Interland and its users to create professional websites highly efficiently.

•	June 13, 2003, the Company acquired Hostcentric, Inc., (“Hostcentric”) a privately held provider of a broad range of Web hosting services to small business and enterprise customers.
The Company has also completed the following sales of assets, which are described in more detail in other sections of this document:
•	May 5, 2005, the Company entered into an Asset Purchase Agreement with Caird Corporation for the sale of its Hostcentric shared web hosting accounts together with related equipment, trademarks, domain names and miscellaneous assets.

•	August 31, 2005, the Company entered into an Asset Purchase Agreement with Peer 1 Acquisition Corporation (Peer 1) for the sale of its dedicated web hosting accounts together with related equipment, trademarks, domain names and miscellaneous assets and the assignment of its data center leases.
The Company’s revenue is primarily derived from recurring monthly charges to its customers supplemented by, among other things, setup fees, domain name acquisition and renewal fees, excess data communications charges, and consulting services.

In August 2005 the Company hired Jeffrey M. Stibel as Chief Executive Officer and appointed him to its Board of Directors. In addition to Mr. Stibel, the Company added Seymour Holtzman as its Chairman and Alex Kazerani and Efrem Gerszberg to its Board. Also in August 2005, the Company announced that it sold its dedicated server assets to Peer 1 Network for $14 million in cash. This transaction is a key step in its restructuring plan and allows the Company to invest in its core lines of business — providing websites and online services to small and medium-sized businesses - and provides added financial flexibility.
The Company’s operations are reported on a fiscal basis with its fiscal year ending on August 31. All references contained herein including annual and quarterly periods are on a fiscal basis. The Company’s common stock is listed on the Nasdaq National Market under the trading symbol “INLD”. The Company’s principal executive offices are located at 303 Peachtree Center Avenue, Suite 500, Atlanta, Georgia 30303. The Company’s telephone number is (404) 260-2477 and its website is located at www.interland.com. Information contained in the Company’s website is not part of this annual report.
The Company makes available free of charge on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after filing with the SEC.
Products and Services
Interland understands that small business owners want to use the Internet to grow their business, but don’t typically have the time, resources or technical expertise to develop an online presence that attracts prospects and converts them into customers. Even fewer have a clear understanding of how the Internet can be a central business tool to manage and serve those customers. Interland offers a variety of integrated online tools and services including website design and publishing, hosting, email, domain registration, online marketing tools and merchant services specifically designed for small business owners.
Interland’s core products are standardized, scalable managed hosting services that place numerous customers on a single shared server — a cost benefit that is passed along to the customer. Starter packages are designed for websites with relatively low volumes of traffic and allow customers to establish an online presence at minimal cost. Interland’s managed hosting services feature easy-to-use control panels and extensive on-line documentation that allow customers to control their own applications. Furthermore, customers who purchase entry-level plans can easily upgrade to more full-featured services as their needs evolve.
Interland’s hosting services are sold stand-alone or bundled with a suite of website tools and services. The Company recognizes revenues as these services are provided. Interland’s do-it-yourself Sitebuilder tool enables even non-technical SMB customers to design, publish and manage a professional website easily and at a fraction of the time and cost compared to custom-designed sites built by designers or web development firms. Additionally, Interland offers custom website design services for customers who prefer to outsource website design and maintenance, but who want a more cost-effective alternative to traditional web design firms. Packaged together with a comprehensive variety of ecommerce, marketing and promotional tools, Interland’s website offerings provide SMB customers a turn-key solution to establishing and promoting their businesses online.
Other products and services
Interland also makes available other complementary products and services including domain name registration and technical consulting. The Company believes these value-added products and services enable a truly turn-key website solution for customers to create and maintain a successful Web presence. The Company believes that the outsourcing of these functions is a desirable and increasingly preferred alternative for SMBs.
Partner specific products
Interland has a number of product configurations that are only sold through distribution partners and are not marketed under the Interland brand directly. (See, “Enterprise Distribution Partners” below.)
Strategic Product Relationships
Interland has established and intends to continue to develop relationships with leading technology providers, including major software, hardware, development and Internet marketing organizations, to enhance the design and sales of its products and services. These relationships enable the Company to quickly gain access to innovative technologies, to provide more creative solutions for its customers, and to allow it to offer customers resources. The Company is also able to build upon the research, development and additional expertise of these companies in developing and launching new products. The Company believes that these relationships will enable it to continue to provide its customers with the necessary tools to create, host and maintain a successful Web presence and to have access to sophisticated eCommerce and applications solutions.
Sales and Marketing
Interland’s sales and marketing strategy focuses on providing demonstrable benefits to SMBs. The Company has identified target market segments and seeks to match each segment’s particular needs with a specific subset of the Company’s offered products, pricing, and selling initiatives. The Company sells products through traditional and online marketing, as well as through a number of distribution partners.
Distribution Relationships
Interland’s products are sold directly to business customers and through distribution partners. Interland offers a number of products across its channels of distribution. Interland’s distribution partners now include telecommunications companies, Yellow Pages publishers, credit card companies, as well as local resellers. Included among these relationships are:
Enterprise Distribution Partners (EDP)
Enterprise Distribution Partners sell Interland’s products under the partner’s brand name. These partners offer a customized mix of the Company’s software, infrastructure, and support.
Enterprise Resellers
Enterprise Resellers sell Interland’s products jointly under the partner’s brand name and Interland’s brand name. These partners also offer a customized mix of the Company’s sales, software, infrastructure, and support, and financial terms are usually based on a fee paid by Interland per customer or on a percentage of the revenues generated.
Value-Added Partners
Value-Added Partners (“VAPs”) may sell Interland’s products under the partner’s or Interland’s brand name. They differ from Enterprise Resellers in that they most often offer services or products of their own (such as website design, or providing and installing personal computers) and tend to be smaller and more locally focused. The Company has thousands of such relationships.
Customers
As of August 31, 2005, the Company had approximately 137,000 paid shared hosting customer accounts and it managed no dedicated servers compared to 177,000 paid shared hosting customer accounts and 9,000 dedicated servers as of August 31, 2004. Additionally, the Company hosts thousands of more basic websites under plans formerly marketed by Trellix through Internet portals and other companies, such as CNET.
In the Asset Purchase Agreement dated August 31, 2005 between Interland and Peer 1 Acquisition Corp. and Peer 1 Network Enterprises, Inc. Interland sold approximately 8,300 dedicated servers and the customer accounts to which those servers related, together with its three data center facilities and other assets for $14.6 million in cash.
Network Infrastructure, Technology and Operations
Prior to August 31, 2005, Interland maintained three data centers, comprising a total of almost 116,000 square feet located in Atlanta, Georgia (36,210 sq. ft.), Miami, Florida (64,174 sq. ft.) and Fremont, California (15,229 sq. ft.). On August 31, 2005, Interland entered into an Asset Purchase Agreement with Peer 1 Acquisition Corp. (“Peer 1 Acquisition”) and Peer 1 Network Enterprises, Inc. (“Peer 1”) pursuant to which Interland sold its dedicated server assets, including its interests in the three data centers.
As part of the Peer 1 transaction, Interland entered into a series of agreements with Peer 1 to provide for a transition of key services and vendor relationships and to provide for the ongoing colocation of Interland’s remaining server assets and operations, including a Colocation Services Agreement, an Administrative Services Agreement and a Server Support Agreement (collectively, the “Peer 1 Transition Agreements”).
Under the Administrative Services Agreement, Interland provides Peer 1 with various accounting, communications, administrative and related services, including the effective use of approximately 139 employees. Peer 1 has the option to hire all or some of the 139 employees during a 90-day period and reimburses Interland for the expense of the employees. Interland is obligated to provide certain additional accounting, communications, administrative and related services, for an hourly fee, for a period of approximately six months.
Under the Interland Network Services Agreement, Interland is obligated to permit Peer 1 to have the beneficial use of certain bandwidth and Internet access agreements that Interland has for a limited period of time. Peer 1 has indicated that it expects to discontinue its use of these services on or before November 30, 2005. Interland provides service to Peer 1 under the Interland Network Services Agreement at cost.
After Peer 1 transitions the data centers to its own bandwidth and network connectivity providers, Interland will begin to utilize that bandwidth and network connectivity under the Peer 1 Network Services Agreement, at rates that are competitive for large volume purchasers like Interland.

Under the Colocation Agreement and the Server Support Agreement, Peer 1 will provide Interland with access to portions of the data centers; certain of the servers located there, and support services for those servers that support Interland’s shared hosting products and Interland’s corporate servers. Interland expects to continue to use these services for a period of at least one year and expects to continue to pay fees of approximately $125,000 per month for these services. This amount is expected to decline over time as Interland reduces the number of servers subject to the agreements through consolidation and the implementation of more efficient shared hosting platforms. The Colocation Services Agreement requires Peer 1 to provide minimum service levels and both the Colocation Services Agreement and the Server Support Agreement permit Interland to remove its servers at any time to a new colocation provider after one year. The Colocation Agreement and Server Support Agreement do not contain any minimum requirements for Interland.
Data centers
As of August 31, 2005, the Company does not operate any data centers. All of its accounts are colocated in Peer 1’s data centers.
Proprietary Technology
Many of the products Interland sells to customers rely on hardware and software technologies provided to Interland by third parties under license. Certain Interland products and services combine these third party technologies with technologies that are proprietary to Interland (“Interland Proprietary Technology”). Interland Proprietary Technology may be protected by patent law, copyright law, trade secret law and other forms of intellectual property protection. (See Intellectual Property, page 7). The Interland Proprietary Technology includes technologies that enable the Company to automate a number of back-end functions and technologies that allow customers to order, change and manage their web hosting accounts easily online without technical expertise. Some Interland Proprietary Technologies are unique and may not legally be practiced by competitors without a license from the Company. Although the Company believes that its suite of proprietary technologies offers customers significant benefits, the Company does not believe that its proprietary technologies are sufficient to deter competitors from providing competing products and services.
Network operations centers
Interland continuously monitors its network operations with technical experts in Windows and Linux operating platforms. The network operations center personnel monitor each piece of equipment, including routers, switches and servers, as well as all Internet and communication connections. The network operations centers are designed to allow engineers, administrators, and support staff to continually monitor all systems and to be promptly alerted to abnormalities. The Company has procedures designed to rapidly resolve technical problems that arise.
International Revenues
Interland’s international revenues totaled $10.8 million, $11.6 million and $10.4 million in 2005, 2004 and 2003, respectively. International revenues are denominated and paid in U.S. dollars and represent revenues from international customers generated and supported in the U.S. The Company has no operations outside of the United States.
Competition
Interland believes that the primary competitive factors in the technical aspects of its business are usability, reliability, technical support and price. Although the market is intensely competitive, the Company believes that it compares favorably with its competition on these factors. In the SMB market, the Company believes that the critical success factor is the ability to enable business owners to use their website to attract potential clients, make sales, and service their clients.
Pricing in the technical segment is subject to heavy competitive pressure and competitors have even offered such services at a dramatically reduced price, or even for free, as a means of acquiring market share or of fostering market awareness. The Company believes that promotional pricing by competitors will continue, however, the costs of providing reliable service and effective technical and customer support will ultimately be reflected in market prices. Nonetheless, relatively low prices are likely to continue to be available for very basic service, and customers who only require a minimal web presence can be expected to often be lost to competitors whose cost structures and prices are based on providing rudimentary service.
The SMB hosting market is highly fragmented with a large number of competitors, most of which have market share of less than 1%. A number of these companies offer Web hosting in addition to their core products and services. Current and potential competitors in the market include Web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, large information technology firms that provide a wide array of information technology services, computer hardware suppliers and Internet-centric companies. Some of the Company’s most prominent competitors include Yahoo!, Earthlink, NTT/Verio, United Online, Inc., 1&1 Internet, Inc. Website Pros, Inc. and Affinity Internet, Inc.

Intellectual Property
Interland relies on a combination of laws (including patent, copyright, trademark, service mark and trade secret laws) and contractual restrictions to establish and protect proprietary rights in its services. As of August 31, 2005, the Company owned seventeen issued U.S. patents:

Patent#	Patent Description

6,868,444	System and Method For Managing Server Configurations
6,842,769	Automatically Configured Network Server
6,789,103	Synchronized Server Parameter Database
6,871,347	Method and Apparatus For Facilitating Load Balancing Across Name Servers
6,769,031	Dynamically Incorporating Updates to Active Configuration Information
6,895,431	Providing User Access To Dynamic Updating of Remote Configuration Information
6,654,804	Method and Apparatus For Automatic Dial-Up Dial-Down Web Hosting
6,813,766	Method and Apparatus For Scheduling Processes Based Upon Virtual Server Identifiers
6,364,439	Computer Storage Systems For Computer Facilities
6,078,921	Method and Apparatus for Providing a Self-Service File
6,268,851	Hypermedia Authoring and Publishing System
6,928,609	Hypermedia Authoring and Publishing System (Continuation of U.S. Pat. 6,268,851)
5,999,941	Database Access Using Active Server Pages
6,363,398	Database Access Using Active Server Pages
5,621,430	Method and Apparatus for Navigating Multiple Independent Windowed Images
5,680,152	Method and Apparatus for Navigating Multiple Independent Windowed Images
6,738,348	Bandwidth On Demand Subscriber System
The Company also has several additional patent applications pending but not yet issued.
Interland has entered into confidentiality and other agreements with its employees and contractors, including agreements in which the employees and contractors assign their rights in inventions to the Company. Interland has also entered into nondisclosure agreements with its suppliers, distributors and some customers in order to limit access to and disclosure of its proprietary information. Nonetheless, neither the intellectual property laws nor contractual arrangements, nor any of the other steps the Company has taken to protect its intellectual property can ensure that others will not use its technology, or that others will not develop similar technologies.
Interland licenses, or leases from others, many technologies used in its services. The Company expects that it and its customers could be subject to third-party infringement claims as the number of websites and third-party service providers for Web-based businesses grows. Although the Company does not believe that its technologies or services infringe the proprietary rights of any third parties, the Company cannot ensure that third parties will not assert claims against it in the future or that these claims will not be successful.
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
Periodically, the Company is made aware that technology it has used in these discontinued operations may have infringed intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operations’ products or processes, it may be legally liable to the owner of such intellectual property. Moreover, even in those instances where the Company is justified in denying claims that it has infringed on the intellectual property rights of others, it may nonetheless be forced to defend or settle legal actions taken against the Company relating to allegedly protected technology, and such legal actions may require the Company to expend substantial funds. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors — Impairment of Interland’s intellectual property rights could negatively affect its business or could allow competitors to minimize any advantage that Interland’s proprietary technology may give it.”
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

Employees
The Company employed approximately 489 individuals, including 68 contractors as of August 31, 2005 compared to approximately 615 individuals, including 60 contractors as of August 31, 2004. As previously noted, the Company is providing the services of approximately 139 employees to Peer 1 in accordance with the Administrative Services Agreement. All of the Company’s employees are located in the United States and none are represented by a labor organization with respect to employment by the Company. As of August 31, 2005, the Company has never had an organized work stoppage, and it considers its employee relations to be satisfactory.
Environmental Regulations
Some risks of costs and liabilities related to environmental matters were inherent in the Company’s discontinued operations, as with many similar businesses, and its operations are subject to certain federal, state and local environmental regulatory requirements relating to environmental and waste management. In connection with the Company’s discontinued operations, it periodically generated and handled limited amounts of materials that were considered hazardous waste under applicable law. The Company contracted for the off-site disposal of these materials. The Company believes it has operated in compliance with applicable environmental regulations related to these materials prior to August 31, 2005.
Prior to the sale of the data centers in August 2005, the Company employed diesel fuel to power some of its backup generators in its data centers. This fuel was stored in tanks, which must be monitored to avoid spills and leaks, which could lead to violation of environmental regulations. In May 2005 the Company prepared spill prevention plans required under the Clean Water Act and made several filings required by Section 311 of the Emergency Planning and Community Right to Know Act (the “EPCRA”) in connection with sulfuric acid stored in batteries and diesel fuel stored in tanks and used for backup generators at the data centers. The Company may be liable for not previously having had the spill prevention plans in place and for fines and penalties for late filings or the failure to make those required by Section 312 of EPCRA with respect to the batteries and tanks. The Company is unable to determine the amount of any potential fines, if any. The Company has not received any notice from any governmental authority with respect to these matters. The Company sold all of its diesel generators along with its three data centers to Peer 1 Acquisition Corp. on August 31, 2005. The Company has no obligation to make related filings under the EPCRA with respect to such facilities for periods after that date. However, the Company retains any liability for the potential violations prior to that date.
ITEM 2. Properties
As of August 31, 2005 Interland leased several facilities, including 107,005 square feet (of which 34,250 sq.ft. was subleased) in Atlanta, Georgia; 43,851 square feet (of which 20,457 sq.ft. was subleased) in Bellevue, Washington; 45,000 square feet (of which 18,704 sq.ft. was subleased) in Tukwila, Washington; 2,789 square feet in Concord, Massachusetts; 2,200 square feet in Winterpark, Florida and 3,000 square feet in Austin, Texas.
Pursuant to the Asset Purchase Agreement with Peer 1 Acquisition Corp. and Peer 1 Network Enterprises (“Peer 1”), Interland was relieved of its obligation with respect to 36,210 square feet of data center space in Atlanta, Georgia and all of the facility in Miami, Florida. In addition, Peer 1 assumed all of Interland’s obligations under the lease for data center space in Fremont, California, although the landlord for that lease has not relieved Interland of its obligations under the lease in the event Peer 1 defaults in its obligations to the landlord. Interland and Peer 1 entered into the Rental Fund Escrow Agreement under which Peer 1 is obligated to pay $30,000 per month, from September 2005 through July 2008, into an escrow account to serve as collateral for Peer 1’s obligations under the Fremont lease. Subject to the Rental Fund Escrow Agreement, under certain conditions Interland has recourse to the escrow fund to satisfy obligations owed to the landlord in the event Peer 1 fails to satisfy those obligations directly.
ITEM 3. Legal Proceedings
Interland was defending a case entitled Novell, Inc. v. Micron Electronics, Inc. filed in August 1999 in state court in Utah County, Utah. Novell claimed that it was underpaid for royalties on sales of several versions of its software purportedly distributed by Interland’s predecessor, Micron Electronics, between 1996 and 1998. On October 28, 2005 Interland entered into a Settlement Agreement with Novell, Inc. with respect to the Novell litigation in which Interland agreed to pay $0.9 million in consideration of the dismissal of the litigation and a mutual general release of all claims, known or unknown, as of the date of the Settlement Agreement. The Company has fully expensed this settlement as of August 31, 2005 through discontinued operations.
In February 2004, the Company, through its Hostcentric subsidiary, initiated a lawsuit in United States District Court for Southern District of New York against the landlord for that subsidiary’s Farmingdale, New York facility. The Company sought a declaratory judgment that the landlord had acquiesced in Hostcentric’s abandonment of the lease. The parties reached a mutually-agreeable settlement of $0.8 million which was finalized in a written settlement agreement dated July 7, 2005.
In February 2004, the Company initiated a lawsuit in the United States District Court for the Northern District of Georgia against the representatives of the former shareholders of Hostcentric (the “Hostcentric Shareholders”), seeking a declaratory judgment that it will be entitled to reimbursement from the escrow fund established as part of the Hostcentric acquisition for any amounts over $180,000 that it may be required to pay to the landlord for the leased facility in Farmingdale, New York, in accordance with the acquisition agreement between the Company and Hostcentric and its shareholders. The parties reached a mutually-agreeable settlement of $0.5 million which was entered as an order of the district court on or about July 19, 2005.
In February 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of Interland’s subsidiary, CommuniTech.Net, Inc. (“Communitech”), which was acquired by Interland in February 2002. The Company’s lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employment agreement and also demands payment of two promissory notes made by Mr. Murphy (one of which was “non-recourse” while the other was “recourse”). In March 2004, Interland foreclosed upon and retired the 273,526 shares of stock held as collateral and wrote off the $2,000,000 non-recourse promissory note, which had been carried as Stockholders’ Equity. The other $735,000 full recourse promissory note (also carried as Stockholders’ Equity) remains outstanding and continues to be a subject of the Cobb County litigation. Mr. Murphy has asserted various counterclaims in response to the Company’s suit.
In February 2003, Mr. Heitman, also a former principal of Interland’s subsidiary Communitech, and Mr. Murphy filed a lawsuit against Interland, its Chief Executive Officer, Mr. Joel Kocher, and Communitech, in Jackson County, Missouri claiming, among other things, that Interland acted unreasonably and thereby breached the Merger Agreement under which Interland acquired all of the stock of Communitech by failing to have the registration statement for their stock declared effective by the SEC on a timely basis and further claiming that Interland and/or Mr. Kocher made inaccurate disclosures in connection with Interland’s acquisition of Communitech. The complaint seeks compensatory and punitive damages in an unspecified amount. Interland believes that these claims are without merit and will not have a material adverse effect on Interland and is vigorously defending the claims.
Interland is defending another case in Jackson County, Missouri arising out of the shutdown of five unregistered servers at the Communitech data center in February 2003. An entity called Bent Axis and its principal Jason Park, a former employee of Communitech, have filed suit against the Company and its General Counsel, Jonathan Wilson, alleging a variety of contract and tort claims. In its first complaint, Plaintiffs asserted that they owned the five servers in question. They later amended their pleading to assert a different theory: that Bent Axis was using the servers by permission of certain Interland personnel including Gabriel Murphy. Plaintiffs claim that they were damaged when the Company disconnected the servers in question. To date Plaintiffs have produced no documentary evidence that Bent Axis ever generated a profit (a requirement for the recovery of damages) or that it had any legal right to the free use of the servers in competition with Interland. The court dismissed all of the claims against Jonathan Wilson on June 27, 2005. The Company is vigorously defending the suit and believes that it will not have a material adverse effect on Interland.
Interland is the defendant in a case involving the Telephone Consumer Protection Act (“TCPA”) in state court in Allegheny County, Pennsylvania. A competing web hosting company, PairNetworks, filed this case in December 2001 as a putative class action, claiming that Interland’s distribution of a facsimile on November 15, 2001 to market domain name registration services violated the TCPA. Several years later, two additional plaintiffs joined in the action. The plaintiffs have conceded that all of the putative class members were customers of Interland. Federal Communications Commission regulations in effect at the time provided that the distribution of facsimiles to persons with whom the sender had an “established business relationship” did not amount to a violation of the TCPA. Interland has asked the court to deny class certification and a ruling on that motion is pending along with a motion for summary judgment seeking dismissal of the named plaintiffs’ claims. If the court denies class certification, Interland’s damages, even if it were liable, cannot exceed $1,500 for each of the three named plaintiffs. Interland believes that the plaintiffs’ claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation. Conversely, if the class is certified, its size may exceed 50,000.
In addition, Interland has filed a motion seeking to dismiss all of the claims against it on the grounds that the facsimile at issue did not violate the TCPA because it satisfied all of the requirements of applicable Federal Communications Commission regulations in effect at the time the fax was sent. Congress has expressly extended those regulations through the Junk Fax Act of 2005. Interland’s motion has been briefed and argued to the court and the parties are awaiting a ruling.
The Company is defending a case in the United States District Court for the Southern District of Florida arising out of the management of a co-located server by its predecessor company, Worldwide Internet Publishing Corporation. The suit alleges that the Company is responsible for the loss of Plaintiff’s internet search engine that occurred after the resignation of the officer managing the server, Mark Ismach, in October 1999. On September 2, 2005, in a trial of this matter on the merits the jury returned a verdict against Interland in the amount of $800,000. The court has ordered additional briefing in the case on issues related to a potential judgment as a matter of law. A ruling on these additional issues is expected shortly. The ruling could either confirm the $800,000 verdict—which could include an award of interest—reduce the verdict to a lesser amount, or reverse the verdict, entering judgment in favor of Interland.
On January 23, 2004, Vincent Salazar, an individual, sued Interland and its predecessor HostPro claiming that he was entitled to money as a result of his alleged involvement in brokering Interland’s acquisition of accounts from AT&T in January 2002. The case was pending in state court in Los Angeles. The Plaintiff claimed that he was due 20% of the revenue that Interland had received from the acquired accounts. On November 4, 2005 the judge granted summary judgment to Interland on all counts.

In May 2004, Net Global Marketing filed suit against Interland and its predecessor, Dialtone, in state court in Los Angeles, California asserting claims for lost data. Interland had cancelled Net Global’s web hosting accounts in October 2002 and again in January 2003 as a result of complaints that the servers were being used to send spam, and Interland has asserted counterclaims arising from these incidents. Interland removed the case to federal court and filed a motion to dismiss in favor of arbitration which was denied, and Interland has appealed that decision to the Ninth Circuit Court of Appeals. Interland believes that, even if the litigation proceeds, it has adequate defenses including provisions in the contract with the plaintiff that shield Dialtone from damages for “erasure” and “loss of data” and generally prohibit recovery of the kind of damages sought by plaintiff. Interland believes that the plaintiff’s claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.
On September 14, 2005, the Honorable Judge B. Lynn Winmill entered an Order approving the terms of a settlement reached between the Company and the Plaintiffs in Smith v. Micron Electronics, Inc. (n/k/a Interland, Inc.), Case No. CV-01-0244-S-BLW (D. Idaho) (the “Smith Litigation”). A payment in the amount of $325,000 will be made to Plaintiffs after all of the following events have taken place: (a) execution of the Settlement Agreement by all 53 of the Plaintiffs; (b) entry of a dismissal with prejudice of all pending claims in the Smith Litigation; (c) expiration of any period for an appeal from any decision entered by the Court in the Smith Litigation; and (d) receipt by the Company of a full payment for the Court-awarded sanctions entered against Plaintiffs. The Settlement Agreement contains a full release of all claims that the Plaintiffs asserted or could have asserted against the Company in the Smith Litigation. The case will be finally resolved and not subject to further review after the period for any appeal runs and the settlement payment has been made by the Company.
The Company has a Directors, Officers and Company Liability Insurance Policy dated July 26, 2000 (the “Policy”) issued by Certain Underwriters at Lloyd’s of London (“Underwriters”). The Policy purports to provide coverage for certain types of labor and employment claims made during the applicable policy period (June 15, 2000 through June 15, 2001). This coverage purportedly applies to any “Loss” sustained as a result of such a claim, including, among other things, “damages, judgments, settlements and Costs, Charges and Expenses incurred by the Company.”
To date, Underwriters have denied coverage under the Policy for any claims asserted by the Plaintiffs in the Smith Litigation. As a result, the Company has filed a lawsuit against Underwriters in state court in Idaho (see Interland, Inc. v. Certain Underwriters at Lloyd’s of London, Case No. CV OC 0506184 (District Court for the Fourth Judicial District of Idaho, County of Ada)) (the “Lloyd’s Litigation”) seeking a declaration that the Policy provides coverage for the Losses sustained by the Company as a result of the claims made in the Smith Litigation. The Company is seeking in excess of $1.7 million in damages from Underwriters. Although the Company believes it should prevail in its claims, Underwriters have indicated that they will vigorously defend this suit and there can be no guarantee that the Company will be able to recover the amounts claimed in this case.
Notwithstanding the Lloyd’s Litigation, Underwriters and the Company have entered into an Interim Funding Agreement (the “Interim Agreement”) aimed at achieving a settlement of the Smith Litigation. Under the terms of the Interim Agreement, Underwriters have agreed to pay $250,000 of the $325,000 settlement payment that will be made to the Plaintiffs in the Smith Litigation. Both Underwriters and the Company have reserved all rights and made no admissions of liability under the terms of the Interim Agreement. While the Company believes that no material adverse effect on Interland will result from the Lloyd’s Litigation and, indeed, believes that it should recover losses sustained as a result of the Smith Litigation, Underwriters have reserved their rights in regards to monies contributed to the settlement.
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

ITEM 4. Submission Of Matters To A Vote Of Security Holders
On August 31, 2005 the Company held its annual meeting of shareholders. The following matters were voted upon:
Proposal One
The elections of nine directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and have qualified. The following table provides the number of votes cast for and withheld as to the election of directors.

	Votes	Votes
Name of Nominee	For	Withheld

John B. Balousek	13,165,691	205,424
John P. Crecine	13,170,910	200,205
Alex Kazerani	13,194,767	176,349
Joel J. Kocher	13,114,795	256,320
Efrem Gerszberg	13,193,209	177,907
Seymour Holtzman	13,195,450	175,665
Robert Lee	13,025,531	345,584
Robert T. Slezak	13,029,617	341,499
Jeffrey M. Stibel	13,211,219	159,897
Proposal Two
The adoption of the 2005 Equity Incentive Plan, pursuant to which 1,200,000 shares of Interland common stock were to be reserved for issuance pursuant to stock option grants, restricted stock grants and other forms of equity compensation to directors, officers and employees.

Votes For: 8,250,584	Votes Against: 272,813	Abstain: 926,477
ITEM 4A. Executive Officers and Directors of the Registrant
The executive officers and directors of the Company and their ages as of October 18, 2005, were as follows:

Name	Age	Position
Jeffrey Stibel	32	President, Chief Executive Officer and Director
Juan G. Troncoso	43	Executive Vice President and Chief Financial Officer
Richard A. Pitrolo	45	Executive Vice President and Chief Operating Officer
Jonathan B. Wilson	39	Senior Vice President, General Counsel
Seymour Holtzman	69	Chairman of the Board of Directors
Efrem Gerszberg	32	Director
Joel J. Kocher	49	Director
Alex Kazerani	32	Director
John B. Balousek	60	Director
John P. Crecine	66	Director
Robert Lee	57	Director
Robert T. Slezak	48	Director
JEFFREY M. STIBEL was appointed Chief Executive Officer of Interland and a member of the Board of Directors in August 2005. From August 2000 to August 2005, Stibel held executive positions at United Online, Inc. (Nasdaq: UNTD), a technology company that owns and operates branded ISPs (NetZero, Juno and BlueLight Internet) and Web services (Classmates.com, MySite, PhotoSite and FreeServers). Stibel was most recently Senior Vice President overseeing Web hosting, email, online digital photos, search and domain registration across United Online’s numerous brands. Prior to working for United Online, from September 1999 to August 2000, Mr. Stibel was Chairman and CEO of Simpli.com Inc., a search and marketing technology company currently owned by ValueClick, Inc. (Nasdaq: VCLK). Stibel previously worked at GTE (Verizon) on SuperPages, an online yellow pages and eCommerce business directory. In addition, he has worked in mergers and acquisitions at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP and in marketing for The Greenfield Consulting Group. He currently serves on the board of directors for several private companies. Stibel received a master’s degree from Brown University and studied business and brain science at MIT’s Sloan School of Management and at Brown University, where he was a Brain and Behavior Fellow.

JUAN G. TRONCOSO serves as Executive Vice President and Chief Financial Officer for Interland. Troncoso brings diverse finance and accounting experience having held posts in the US, Europe and Latin America. Before joining Interland in 2001, he was CFO of SRC International from 1986 to 1997, Director of Global Acquisitions for Chatham Technologies International from 1997 to 1998 and Finance Director at both Anixter International and PSINet. He also held several mid-management positions at Colgate-Palmolive’s Colombian subsidiary. Troncoso earned a Bachelor’s Degree in Finance & Accounting from Universidad Javeriana in Colombia and holds an MBA from St. Joseph’s University in Philadelphia.
JONATHAN B. WILSON serves as Senior Vice President and General Counsel for Interland. Wilson joined Interland in 2001 as Assistant General Counsel and was promoted to General Counsel in January 2004. Prior to joining Interland, Wilson was the General Counsel of an Internet start-up after more than ten years of large firm private practice with Atlanta firms including King & Spalding. Wilson is the Chair of the Internet Industry Committee for the ABA’s Public Utility, Communications and Transportation Law Section and has served in that capacity since founding the committee in 1997. Wilson is a co-author and co-editor of Internet Forms and Commentary: A Practitioner’s Guide to E-Commerce Contracts and the World Wide Web (American Bar Association: 2003) and is the author of Out of Balance: Prescriptions for Reforming the American Litigation System (2005). He earned his J.D. from George Washington University and was graduated Phi Beta Kappa from William and Mary.
RICHARD A. PITROLO serves as Executive Vice President and Chief Operating Officer for Interland. Pitrolo is responsible for the delivery of technical and customer support services. Prior to joining Interland in November of 2003, Pitrolo was most recently Vice President of Operations for Stream International, a global leader in outsourced technology and customer support service from 2000 to 2003. Prior to Stream International, Pitrolo was Director of Operations and Support for Inacom Corporation and his responsibilities included oversight of the NA Field Dispatch and CRM organizations from 1998 to 2000. He also served as President and General Manager of PC Technologies Services, an outsourcing organization supporting Gateway Corp CRM and on-site subcontracting contracts, as well as numerous management positions within Gateway Corporation. Pitrolo also has Nuclear Fuels Management experience with the Department of Energy, Westinghouse, and Lockheed Martin. Pitrolo holds a Bachelor’s Degree in Business Administration from the University of Central Oklahoma.
SEYMOUR HOLTZMAN was appointed as Chairman of the Board of Directors of Interland in August 2005. He is Co-Chairman of the Board of Directors of George Foreman Enterprises, Inc. (OTC: GFME), formerly MM Companies, Inc. (OTC: MMCO). Holtzman was the Chief Executive Officer and Chairman of the Board of MMCO since January 2001. Holtzman has also been a director and Chairman of the Board of Casual Male Retail Group, Inc. since April 2000. Holtzman was previously the President and Chief Executive Officer of Jewelcor, Inc., a former New York Stock Exchange listed company that operated a chain of retail stores and other businesses until 1988. Holtzman currently serves as Chairman and Chief Executive Officer of each of Jewelcor Management, Inc., a company primarily involved in investment and management services; C.D. Peacock, Inc., a Chicago, Illinois retail jewelry establishment; and S.A. Peck & Company, a retail and mail order jewelry company based in Chicago, Illinois. From 1986 to 1988, Holtzman was Chairman of the Board and Chief Executive Officer of Gruen Marketing Corporation, an American Stock Exchange listed company involved in the nationwide distribution of watches. Holtzman brings over 40 years of business and management experience to Interland.
EFREM GERSZBERG was appointed to Interland’s Board of Directors in August 2005. He has been the President and Chief Operating Officer of George Foreman Enterprises, Inc. (OTC: GFME), formerly MM Companies, Inc. (OTC: MMCO), since May 2004. Since 2003, Gerszberg has been the Chief Operating Officer of Jewelcor Management Inc., an entity primarily engaged in investment and management services. Prior to Jewelcor Management, from 1999 through 2003, Gerszberg was a proprietary trader of equities and futures for JP Capital, Carlin Trading and Schoenfeld Securities. Since its inception in 1993, Gerszberg has served on the Board of Directors and Strategic Advisory Panel of Ecko Unlimited, a privately held young men’s apparel company. Gerszberg earned his J. D. from Rutgers School of Law.
JOEL J. KOCHER has served as a member of the board of directors since 1998. He joined the Company in January 1998 as President, Chief Operating Officer and Director. He was appointed Chairman and Chief Executive Officer in June 1998, and served as Chief Executive Officer and Chairman until August 2005. Prior to joining the Company, Mr. Kocher served as President and Chief Operating Officer at Power Computing Corporation, a personal computer company, from December 1996 until August 1997. He served as Executive Vice President and then Chief Executive Officer of Artisoft, Inc., a computer networking and telephony company from August 1994 to January 1996. From 1987 to 1994, he held several senior executive positions with Dell Computer Corporation, including President, Worldwide Sales, Marketing and Services.
ALEX KAZERANI was appointed to Interland’s Board of Directors in August 2005. Kazerani has founded and successfully led a number of business initiatives including KnowledgeBase.net and HostPro, Inc. and has extensive experience developing and designing technology solutions and operations for web hosting applications and data center build-outs. Kazerani is currently Vice President of Sales & Marketing Operations at Talisma Corporation. In addition to this position, Kazerani is a partner in several venture capital funds and was a finalist at the 2005 Ernst & Young Entrepreneur of the year award. Kazerani earned a B.A. degree in International Relations and Economics from Tufts University
JOHN B. BALOUSEK has served as a member of the board of directors since August 1999. He currently serves as a Director on the boards of Aptimus, Inc. and Central Garden & Pet Company, both publicly held companies, and several privately held firms. From 1998 to 1999, Mr. Balousek served as Executive Vice President and a founder of PhotoAlley.com, a San-Francisco-based start-up company providing electronic commerce services. He served as Chairman and CEO of True North Technologies, a digital and interactive services company of True North Communications, parent company of Foote Cone & Belding Communications, Inc., a global advertising and communications company, from March to July 1996. Mr. Balousek continued to serve as a Director of True North Communications until January 1997. From 1991 to February 1996, Mr. Balousek served as President, Chief Operating Officer and Director of Foote Cone & Belding Communications.
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
ROBERT T. SLEZAK has served as a member on the board of directors since August 2001. He currently also serves as a Director on the board of Pegasus Communications Corp. and Matrix Bancorp, Inc., both publicly held companies. Mr. Slezak has worked as an independent management consultant since November 1999. From October 1989 to November 1999, Mr. Slezak served as Chief Financial Officer of Ameritrade Holding Corporation, managing the accounting, finance, tax, mergers and acquisitions and regulatory reporting functions of this online brokerage firm.
PART II
ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and issuer purchases of equity securities
Interland’s common stock trades on the NASDAQ National Market under the symbol “INLD.” The following table shows the high and low close prices for the Company’s common stock, as reported by the NASDAQ National Market:

		High	Low
2005	Fourth Quarter ended August 31, 2005	$2.70	$1.90
	Third Quarter ended May 31, 2005	2.53	1.86
	Second Quarter ended February 28, 2005	3.27	2.56
	First Quarter ended November 30, 2004	3.94	3.12

2004	Fourth Quarter ended August 31, 2004	$4.07	$2.71
	Third Quarter ended May 31, 2004	5.52	2.67
	Second Quarter ended February 28, 2004	7.36	3.88
	First Quarter ended November 30, 2003	10.56	6.40
Holders Of Record
On September 30, 2005, the closing price of Interland’s common stock as reported on the Nasdaq National Market was $2.80 per share and there were approximately 1,011 shareholders of record.
Dividends
Interland has not declared or paid any cash dividends and does not foresee paying any cash dividends in the foreseeable future.
ITEM 6. Selected Financial Data
The following selected historical consolidated statements of operations data for the years ended August 31, 2005, 2004 and 2003, and the historical consolidated balance sheet data as of August 31, 2005 and 2004 have been derived from the Company’s audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In fiscal 2001, the Company disposed of its PC Systems and SpecTek business segments, which are reported separately as discontinued operations. See the note entitled “Discontinued Operations” in the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statement of income data below reflects only the results of the Company’s continuing operations.
In August 2005, the Company sold its dedicated hosting accounts and related assets. In fiscal 2003, the Company acquired a Web and applications hosting company and a developer of software-based website solutions. In fiscal 2002, the Company acquired three Web and applications hosting companies, as well as Web hosting accounts from Interliant, Inc., Burlee and AT&T.
The information contained in the table below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Results of operations for the periods presented are not necessarily indicative of results of operations for future periods.

	Fiscal Years Ended August 31,
(In thousands, except per share amounts)	2005	2004	2003	2002		2001

Statements of operations data:
Revenues from continuing operations	$88,608	$102,745	$106,638		$101,628	$60,752
Goodwill impairments	—	66,587	89,928		—	—
Asset impairments	—	7,009	13,868		—	—
Income (loss) from continuing operations	(19,450)	(102,959)	(178,791)		(5,272)	(145,717)
Net Income (loss)	(19,889)	(104,663)	(173,879)		(11,293)	(357,194)
Earnings (loss) per share, continuing operations				$
Basic and Diluted	$(1.21)	$(6.40)	$(12.19)		$(0.38)	$(14.63)
Net Income (loss) per share
Basic and Diluted	$(1.24)	$(6.50)	$(11.85)		$(0.82)	$(35.86)

Balance sheet data:
Total assets	$56,559	$84,912	$207,042		$395,278	$429,280
Total debt	3,369	5,744	12,499		31,166	39,106
Shareholders’ equity	29,943	48,899	152,658		297,730	296,430
The above per share amounts have been adjusted to reflect the Company’s 1-for-10 reverse stock split, which became effective on August 1, 2003.
ITEM 7. Management’s Discussion And Analysis Of Financial Condition and Results Of Operations
Statements contained in this Form 10-K that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding Interland’s expectations of the Company’s future liquidity needs, its expectations regarding its future operating results including its planned increase in its revenue levels and the actions the Company expects to take in order to maintain its existing customers and expand its operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to it as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements due to the risks and uncertainties associated with forward-looking statements including risks associated with our target markets, product offerings, and risks pertaining to our ability to successfully enhance the Company’s operations. These and other identified risks are disclosed in the “Risk Factors” section of this Management’s Discussion and Analysis included in this Form 10-K for the year ended August 31, 2005. All yearly references are to the Company’s fiscal years ended August 31, 2005, August 31, 2004, or August 31, 2003 unless otherwise indicated. All quarterly references are also on a fiscal basis, unless otherwise indicated. All tabular dollar amounts are stated in thousands.
Overview
Interland, Inc. (“Company”), (NASDAQ: INLD) is a leading provider of websites and web services focused on helping small and medium-sized businesses (SMBs) achieve success by providing the knowledge, services and tools to build, manage and promote businesses online. Interland offers a wide selection of online services, including standardized Web hosting, eCommerce, application hosting, website development, online marketing and optimization tools. The Company’s revenue is primarily derived from recurring monthly charges to its customers supplemented by, among other things, setup fees, domain name acquisition and renewal fees, excess data communications charges, and consulting services.

The current Web hosting business was formed through the following company and account acquisitions that occurred from October 2001 through June 2003:
•	August 6, 2001, the Company acquired Interland-Georgia, an Atlanta, Georgia-based provider of Web hosting, applications hosting and other related Web-based business solutions. In connection with the acquisition of Interland-Georgia, Micron Electronics, Inc., (“MEI”), changed its name to Interland, Inc. and its trading symbol to “INLD.”

•	October 2001, January 2002, and May 2002, the Company acquired the small business-focused Web hosting customer accounts of Interliant, Inc., (“Interliant”), AT&T Corp., (“AT&T”), and Burlee Networks LLC, (“Burlee”), respectively.

•	February 8, 2002, the Company acquired CommuniTech.Net, Inc., (“CommuniTech.Net”) a Kansas City, Missouri-based Web hosting company.

•	May 3, 2002, the Company acquired Dialtone, Inc., (“Dialtone”), a Fort Lauderdale, Florida-based leading dedicated Web hosting company.

•	August 1, 2002, the Company acquired iNNERHOST, Inc., (“iNNERHOST”), a Miami, Florida-based Web hosting company serving small-and-medium-sized businesses.

•	January 3, 2003, the Company acquired Trellix Corporation (“Trellix”), a privately held developer of software-based website solutions. Trellix offers a suite of site building tools and services that enable Interland and its users to create professional websites highly efficiently.

•	June 13, 2003, the Company acquired Hostcentric, Inc., (“Hostcentric”) a privately held provider of a broad range of Web hosting services to small business and enterprise customers.
The Company has also completed the following sales of assets, which are described in more detail in other sections of this document:
•	May 5, 2005, the Company entered into an Asset Purchase Agreement with Caird Corporation for the sale of its Hostcentric shared web hosting accounts together with related equipment, trademarks, domain names and miscellaneous assets.

•	August 31, 2005, the Company entered into an Asset Purchase Agreement with Peer 1 Acquisition Corporation (Peer 1) for the sale of its dedicated web hosting accounts together with related equipment, trademarks, domain names and miscellaneous assets and the assignment of its data center leases.
In August 2005 the Company hired Jeffrey M. Stibel as Chief Executive Officer and appointed him to its Board of Directors. In addition to Mr. Stibel, the Company added Seymour Holtzman as its Chairman and Alex Kazerani and Efrem Gerszberg to its Board. Also in August 2005, the Company announced that it sold its dedicated server assets to Peer 1 Network for $14.6 million in cash. This transaction is a key step in its restructuring plan and allows the Company to invest in its core lines of business — providing websites and online services to small and medium-sized businesses - and provides added financial flexibility.
Critical Accounting Policies and Estimates
This discussion and analysis of financial condition and results of operations has been prepared by management based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its critical accounting policies and estimates, including those related to revenue recognition, valuation of accounts receivable, property, plant and equipment, long-lived assets, intangible assets, and contingencies. Estimates are based on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
The following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods.
•	Revenue Recognition — Revenues from continuing operations through August 2005 were primarily generated from shared and dedicated Internet Web hosting, managed services, e-commerce services, applications hosting, domain name registrations, and website development services. After August 31, 2005, the Company no longer provided dedicated web hosting product services. Revenues are recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to twenty four months and sometimes require up-front set-up fees, which are deferred and recognized ratably over the customers’ expected service period. Deferred revenues represent the liability for advance billings to customers for services not yet provided. The Company may permit an early termination of a term contract subject to penalties.

•	Valuation of Accounts Receivable — Judgment is required when the Company assesses the likelihood of ultimate realization of recorded accounts receivable, including assessing the likelihood of collection and the credit-worthiness of customers. If the financial condition of the Company’s customers were to deteriorate or their operating climate were to change, resulting in an impairment of either their ability or willingness to make payments, an increase in the allowance for doubtful accounts would be required. Similarly, a change in the payment behavior of customers generally may require an adjustment in the calculation of an appropriate allowance. Each month management reviews customer payment patterns, historical credit card charge-backs, customer cancellation trends, and comparative aged receivables balances in order to determine the appropriate amount of allowance for doubtful accounts receivable to record. The majority of customer payments are made by credit card and all trade receivable balances over 60 days are fully reserved. Additionally, all trade balances 60 days or less are reserved at 7.4%, with the exception of our large partnership accounts, which was established based on historical data. The Company believes that the current allowance for doubtful accounts receivable is adequate to cover a reasonably expected level of uncollectible accounts receivable as of the balance sheet date.

•	Property, Plant, Equipment and Long Lived Assets — The Company utilizes significant amounts of property, plant and equipment in providing service to its customers. For financial statement reporting purposes, the Company uses straight-line depreciation for property and equipment over its estimate of their useful lives. The Company uses estimated useful lives of three to seven years for equipment and software. Changes in technology or changes in the intended use of property, plant and equipment may cause the estimated period of use or the value of these assets to change. The Company periodically confirms the appropriateness of estimated economic useful lives for each category of property, plant, and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

•	Goodwill and Intangible Assets — In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), the Company periodically evaluates goodwill and intangible assets for potential impairment. The Company tests for the impairment of goodwill and intangible assets annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount by determining whether the Company’s carrying value exceeds its fair value. Fair value is ascertained by using quoted values of the Company’s stock and by using discounted values of expected future cash flows. If impairment of carrying value based on estimated future cash flows exists, the Company measures the impairment through the use of discounted cash flows. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational considerations. Future events could cause us to conclude that impairment indicators exist and that other intangible assets associated with acquired businesses are impaired. Upon completion of the annual assessment, Interland recorded a non-cash impairment charge of $66.6 million to remove the remainder of the carrying value of goodwill. In addition, the company recorded an impairment charge of $7.0 million for its other intangible assets. Other intangible assets are amortized over an estimate of their period of economic benefit.

•	Contingencies — The Company is subject to proceedings, lawsuits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business. The Company is required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. A determination of the amount of the loss accrual required, if any, for these contingencies, is made after careful analysis of each individual issue. The Company consults with legal counsel and other experts where necessary to assess any contingencies. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

•	Discontinued Operations — During fiscal 2001, the Company discontinued the operations of its PC Systems and SpecTek business segments. These segments have been accounted for as discontinued operations in accordance with APB No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30), and in this regard an estimate of all retained liabilities was recorded. The amounts recorded as of the subsequent reported balance sheet dates represent the estimated remaining liabilities. These amounts are subject to final settlement, which could result in a revision to the estimated loss on the final disposal of these discontinued operations.

•	Restructuring and Acquisition Related Liabilities — The Company has remaining reserves related to its restructuring program approved and implemented in the fourth quarter of fiscal year 2001 in connection with their acquisition of Interland-GA. The Company also incurred liabilities related to the integration of acquired business during fiscal 2002 and 2003. These remaining liabilities represent our estimate of future lease payments for data centers and office facilities being exited that cannot be recovered through subleases. Future events may result in adjustments of these estimates.
Results of Continuing Operations
The Company’s consolidated financial information presents the net effect of discontinued operations separate from the results of the Company’s continuing operations. Historical financial information has been reclassified to consistently separate and present the results of discontinued operations, and the discussion and analysis that follow generally focuses on continuing operations. The following table sets forth, for the periods indicated, certain data derived from the Company’s consolidated statements of operations as a percentage of revenues.

	For the fiscal year ended
	August 31,	August 31,	August 31,
	2005	2004	2003

Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Network operating costs	25.8%	27.5%	30.8%
Sales and marketing	20.9%	19.4%	19.0%
Technical support	14.8%	17.5%	14.7%
General and administrative	34.4%	30.0%	38.4%
Bad debt expense	2.0%	3.6%	6.9%
Depreciation and amortization	24.0%	29.8%	53.2%
Restructuring costs	3.0%	0.7%	4.8%
Merger and integration costs	0.0%	0.0%	0.5%
Goodwill impairment	0.0%	64.8%	84.3%
Asset impairment	0.0%	6.8%	13.0%
Gain on sale of accounts	(1.4%)	0.0%	0.0%
Other expense (income), net	(0.0%)	(0.2%)	1.2%

Total operating costs and expenses	123.4%	200.0%	266.8%

Operating loss	(23.4%)	(100.0%)	(166.8%)
Interest income (expense), net	0.5%	(0.2%)	(0.3%)

Loss from continuing operations before taxes	(22.9%)	(100.2%)	(167.1%)

Income tax benefit (expense)	1.0%	0.0%	(0.6%)

Net loss from continuing operations	21.9%	(100.2%)	(167.7%)

The loss from continuing operations for the fiscal year 2005 was $19.5 million, or negative $1.21 per share basic and diluted, on revenues of $88.6 million compared to a loss from continuing operations in 2004 of $103.0 million, or negative $6.40 per share basic and diluted, on revenues of $102.7 million, and a loss from continuing operations in 2003 of $178.8 million, or negative $12.19 per share basic and diluted on revenues of $106.6 million.
The results of continuing operations for fiscal years 2005 and 2004 include all operating activities of the Company’s acquisitions. Fiscal year 2003 includes the operating activities of:
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
In fiscal 2005, the Company recognized a loss of $0.4 million from discontinued operations. This loss consisted primarily of required legal fees and reserves in defense and settlement of Micron PC legal matters offset by a reduction to a previously recorded sales tax reserve by $0.8 million. The Company’s Micron litigation is ongoing and management expects that there will be additional defense costs in 2006. The Company’s balance sheets include liabilities of $1.4 million and $1.3 million as of August 31, 2005 and 2004, respectively, related to its discontinued operations.
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
Sale of Accounts
Hostcentric Shared Accounts and Related Assets
On May 5, 2005, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Caird Corporation (the “Buyer”), pursuant to which the Buyer purchased from Interland approximately 32,000 shared web hosting customer accounts, together with related equipment, trademarks, domain names, and miscellaneous assets. The Company decided that these customers were unlikely purchasers of the Company’s marketing-oriented services and products, but were rather interested in obtaining mere technical hosting — a service which the Company believes Caird provided more efficiently. In particular, the shared hosting accounts sold consisted of both shared hosting accounts that were part of the Hostcentric acquisition in June 2003 as well as accounts for customers who purchased shared hosting services under the Hostcentric brand thereafter (collectively, the “Accounts”). Many of the accounts were acquired by Hostcentric pre-merger pursuant to a reseller plan which, after an initial payment, offered additional accounts at a deeply-discounted price.
Substantially all of the sold accounts were serviced through the Company’s leased facility in Orlando, Florida and were never integrated into the Company’s ticketing and hosting platform due to the different billing structure and processes of these accounts. The Company determined that the migration of these accounts into its billing and hosting platforms could result in significant breakage and a corresponding decline in customer satisfaction. The Company closed the Orlando facility in the fourth quarter and terminated 32 employees in connection with that closure.
The total purchase price for the Accounts was $3.4 million, which was received at closing, less commissions and deferred revenue adjustments. As a result of the sale, the Company recognized a net gain of $1.4 million, net of transaction costs in connection with the sale, which was recorded in gain on sale of accounts of the Income Statement. The carrying amounts of assets and liabilities disposed of in relation to this sale totaled approximately $1.3 million, consisting of $1.2 million of intangibles, net of amortization and $0.5 million other assets, offset by $0.4 million of deferred revenue.
As an off-set to the loss of revenue, Interland was paid a “carrying cost” per customer by the buyer during the transition period. Interland received carrying costs payments through the month of July 2005 of $0.4 million, at which point, all sold customers were successfully migrated to the buyer.

Dedicated Accounts and Related Assets
On August 31, 2005 the Company sold substantially all of its dedicated server assets and the customer accounts associated with those assets to Peer 1 Acquisition Corp. (“Peer 1 Acquisition”). As part of that transaction, Peer 1 Acquisition acquired the Company’s three data centers in Atlanta, Georgia, Fremont, California and Miami, Florida and the Company entered into several agreements with Peer 1 Network Enterprises, Inc. (“Peer 1), the parent corporation of Peer 1 Acquisition, under which Peer 1 agreed to provide colocation, network connectivity and related services to the Company. The sale of assets, and the accompanying assignment of lease obligations for the Atlanta, Miami and Fremont data centers, together with the transfer and termination of approximately 139 employees no longer required for the operation of the dedicated server assets will allow the Company to focus better on its web hosting business and decrease the Company’s fixed costs.
The total purchase price for the Assets was $14.0 million in cash, plus a working capital adjustment of $0.6 million, less transaction costs of $0.9 million. As a result of the sale, the Company recognized loss of $0.2 million in the quarter ended August 31, 2005. The carrying amounts of the assets and liabilities disposed of in relation to this sale totalled approximately $13.9 million, and consisted of $1.2 million of intangibles, net of accumulated amortization, $13.4 million of fixed assets, net of accumulated depreciation and $1.2 million of other assets and liabilities offset by $1.9 million of deferred revenue. $11.4 million of the proceeds was received by the Company in September 2005. $2.8 million is being held in escrow pursuant to an Escrow Agreement signed at closing to secure Interland’s indemnification obligations under the Asset Purchase Agreement. The Escrow Agreement will continue for a period of one year after the closing. At the end of that period, if there are no pending indemnification claims, the escrow balance will be released to Interland.
Comparison of the Years Ended August 31, 2005, 2004 and 2003
Revenues
Total revenues decreased 13.8% to $88.6 million during fiscal 2005 from $102.7 million in fiscal 2004, which represented 3.6% decrease over revenues of $106.6 million in fiscal 2003.

	Fiscal Year Ended
	August 31,	August 31,	August 31,
	2005	2004	2003
		(In thousands)

Hosting Revenue	$83,937	$97,601	$103,313
Other Revenue	4,671	5,144	3,325

Total	$88,608	$102,745	$106,638

Hosting revenues decreased to $83.9 million during fiscal 2005 from $97.6 million in fiscal 2004 and $103.3 million in fiscal 2003. Hosting revenues are comprised of shared, dedicated, application hosting services and domain name registrations. Account cancellations occur as a result of: a) customer action; b) termination by the Company for non-payment; or c) termination by the Company as a result of a decision to no longer provide a particular service.
The $13.7 million, or 14.0%, decline in hosting revenue from 2004 to 2005 is primarily attributable to account cancellations of $12.8 million and the sale of the Hostcentric accounts in May 2005, which were partially offset by growth in revenue of $1.6 million obtained through a new channel reseller agreement with an internet yellow page provider.
The $5.7 million, or 5.5%, decline in hosting revenues from 2003 to 2004 was related to account cancellations, net of new customers obtained through sales and marketing activities, partially offset by the growth in hosting revenues attributable to the Hostcentric acquisition.
In May 2005, Interland sold 32,000 shared hosting accounts that were part of the June 2003 Hostcentric acquisition as well as accounts for customers who purchased shared hosting services under the Hostcentric brand thereafter. These accounts produced approximately $4.2 million in revenue in 2005 prior to the sale. In August 2005, Interland sold approximately 7,200 dedicated web server accounts to an unrelated buyer. For the year ended August 31, 2005 these accounts produced approximately $33 million in revenues. Consequently, as a result of these actions the Company expects a significant reduction in hosting revenues for the next fiscal year.

Other revenues are primarily comprised of consulting, bandwidth transfer overage billings, colocation services, and Web-based business solution services. Other revenues decreased to $4.7 million during fiscal 2005 from $5.1 million in fiscal 2004 and increased from $3.3 million in fiscal 2003.
The $0.5 million, or 9.3%, decline in other revenues from 2004 to 2005 is primarily attributable to Hostcentric colocation accounts that canceled or reduced their monthly billing rate and a decline in bandwidth overage usage.
The $1.8 million, or 54.7%, increase from 2003 to 2004 was primarily due to $1.5 million increase in other service revenues from a full year of other services revenues from Hostcentric acquisition compared to three months of similar revenues in 2003 and the inclusion of Trellix other service revenues for the full year compared to seven months in 2003, and $0.5 million of new bandwidth transfer overage billings in 2004, offset by a decrease in connectivity revenues from the closure of the Communitech facility of $0.2 million.
As of August 31, 2005, the Company had approximately 137,000 paid shared hosting customer accounts compared to 177,000 paid shared hosting customer accounts at August 31, 2004. The decrease in shared hosting customer accounts is primarily due to the sale of 32,000 accounts previously mentioned; in addition to the negative organic growth of eight thousand accounts.
OPERATING COSTS AND EXPENSES
Network Operating Costs
Network operating costs decreased to $22.9 million in fiscal 2005 from $28.3 million in fiscal 2004, which had decreased 14.0% from $32.9 million in fiscal 2003. The Company’s network operating costs as a percentage of revenues decreased to 25.8% during fiscal 2005 from 27.5% in fiscal 2004 and 30.8% in fiscal 2003.
This $5.4 million, or 18.9%, decrease from 2004 to 2005 is most directly related to the data center consolidation, which was a critical part of the Company’s restructuring and integration initiative. The continued reductions in bandwidth connectivity costs had a direct impact of $1.6 million reduction. In addition the Company reduced operating lease costs by $0.1 million as a result of purchasing the underlying leased equipment, a $0.6 decrease in software costs, a $0.2 million decrease in repair and maintenance costs along with a $2.2 million decrease in employee related costs.
The $4.6 million, or 14.0%, decrease from 2003 to 2004 was primarily related to the Company’s restructuring and integration efforts reducing bandwidth connectivity cost and operating lease costs. The Company supported a number of technical platforms, which it acquired from other companies. Compared to a single uniform platform, this situation imposed higher costs because of the need for specialized personnel for both operations and technical support, and in the duplication of effort to make changes to the user interface or operating support system.
Under the terms of the sale of dedicated assets, there will be a transition period during which Peer 1 will gradually assume the full operation of the data centers. During the transition period, the Company will assist Peer 1 and be paid for its time and expenses. The transition period is expected to last approximately six months. In addition, in connection with the sale, the Company entered into a series of agreements under which the Company may continue to have access to portions of the data centers and certain servers located there, and receive support services from Peer 1. Interland expects to continue to use these services for a period of at least one year and to pay fees of approximately $125,000 per month to the Buyer for these services. This amount is expected to decline over time as Interland reduces the number of servers subject to the agreement.
Sales and Marketing
Sales and marketing expenses decreased to $18.5 million in fiscal 2005 from $19.9 million in fiscal 2004, which had decreased 2.0% from $20.3 million in fiscal 2003. The Company’s sales and marketing expenses as a percentage of revenues increased to 20.9% during fiscal 2005 from 19.4% in fiscal 2004 and 19.0% in fiscal 2003.
This $1.4 million, or 7.2% decrease from 2004 to 2005 is directly attributable to functional centralization and much greater use of on-line advertising and customer initiated on-line sales and a reduction in reliance on more expensive print advertising and direct mail. The Company believes that it is effective in generating new sales in relation to its expenditures for marketing, advertising, and compensation paid to sales personnel. The continued reduction in employee related expenses had a direct impact of $2.1 million and is a result of the overall reduction of mainstream marketing personnel because of the outsourcing of web design functions. In addition, the Company reduced technical and professional fees of $0.2 million, telephone expenses of $0.1 million offset by an increase of $0.5 million in service agreement fees and $0.7 million in advertising costs.
The $0.3 million, or 2.0% decrease from 2003 to 2004 was primarily attributable to functional centralization and much greater use of on-line advertising and customer initiated on-line sales, and a reduction in reliance on more expensive print advertising and direct mail.

Technical Support
Technical support expenses decreased to $13.1 million in fiscal 2005 from $18.0 million in fiscal 2004, which had increased 14.4% from $15.7 million in fiscal 2003. The Company’s technical support expenses as a percentage of revenues decreased to 14.8% during fiscal 2005 from 17.5% in fiscal 2004 which had increased from 14.7% in fiscal 2003.
This decrease of $4.9 million, or 27.2% decrease from 2004 to 2005 is primarily attributable to outsourcing initiatives which began in the April timeframe, as well as a continued focus on reducing customer contacts through increased first call resolution rates. This reduction has occurred largely in part to movement of off hour and weekend support to an offshore partner, additional training, an increase in first call resolution and improved data center stability. These operational efficiencies yielded a $4.7 million decrease in salaries and benefits, a $0.5 million decrease in facility overheads, telephone expense decrease of $0.3 million offset by an increase of $0.6 million in service agreement fees. The $2.3 million, or 14.4% increase from 2003 to 2004 reflected the Company’s commitment to improving customer satisfaction as a means of avoiding cancellations. The Company had commissioned surveys of its customers’ attitudes toward the Company, and believed that its increased expenditures have resulted in the desired effect.
General and Administrative
General and administrative expenses decreased to $30.5 million during fiscal 2005 from $30.8 million in fiscal 2004 and $40.9 million in fiscal 2003. The Company’s general and administrative expenses as a percentage of revenues increased to 34.4% during fiscal 2005 from 30.0% in fiscal 2004 and 38.4% in fiscal 2003.
This $0.3 million or 1.1% decrease from 2004 to 2005 is directly related to a decrease of $2.2 million employee related costs, a $0.3 million decrease in credit card fees, a $0.2 million decrease in investor relations costs and a $0.8 million decrease in insurance and tax related expenses. Partially offsetting these decreases was a $1.9 million increase in legal fees, a $0.9 million increase in professional fees, and a $0.9 million increase in occupancy costs associated with office consolidation.
The $10.1 million or 24.7% decrease from 2003 to 2004 was primarily due to a $7.3 million decrease in employee related cost, a $1.3 million decrease in professional fees, and a $1.2 million reduction in occupancy costs associated with office consolidation. Partially offsetting these decreases was an increase of $0.4 million increase in legal fees and $0.8 million increase in insurance expenses, which included a one-time payment of $0.4 million for D&O Side A coverage.
Bad Debt Expense
Bad debt expense decreased to $1.8 million during fiscal 2005 from $3.7 million in fiscal 2004, which had decreased from $7.3 million in fiscal 2003. The Company’s bad debt expense as a percentage of revenues decreased to 2.0% during fiscal 2005 from 3.6% in fiscal 2004 and 6.9% in fiscal 2003.
This $1.9 million or 52.3% decrease from 2004 to 2005 is directly attributable to the implementation of more aggressive collection strategies and more stringent non-paying account deactivation termination policies. Generally services are suspended when an account becomes thirty days past due and services are terminated if an account ages beyond sixty days. Bad debt expense has been decreasing each quarter as the Company’s churn has reduced, and as its collection policies took effect.
The $3.6 million or 49.7% decrease from 2003 to 2004 was attributable to a decline in customer write-offs due to our more stringent collection and customer account termination policies for non-payment, resulting in a lower trade accounts balance.
Depreciation and Amortization
Depreciation and amortization expenses decreased to $21.2 million during fiscal 2005 from $30.6 million in fiscal 2004 and $56.7 million in fiscal 2003. The Company’s depreciation and amortization expenses as a percentage of revenues decreased to 24.0% during fiscal 2005 from 29.8% in fiscal 2004 and 53.2% in fiscal 2003.
The $9.4 million or 30.7% decrease from 2004 to 2005 is due to continued decline in capital expenditures, the expiration of capital leases during fiscal year 2005 and the $7.0 million write off of intangible assets during fiscal year 2004.
The $26.1 million or 46.0% decrease from 2003 to 2004 was attributable to charges in 2003 of $12.1 million in accelerated depreciation and amortization on the assets associated with closed data centers in Seattle, Los Angeles and Kansas City and software products acquired through business combinations.
Restructuring and Facility Exit Costs
Restructuring expense increased to $2.6 million in 2005 from $0.8 million in 2004 and down from $5.1 million in 2003. The Company’s restructuring and facility exit costs as a percentage of revenues increased to 3.0% during fiscal 2005 from 0.7% in fiscal 2004 and down from 4.8% in fiscal 2003.
The $1.9 million or 246.0% increase from 2004 to 2005 relates to new bandwidth contract termination fees of $1.0 million and the revision of estimates of the restructuring plans currently in place, which are noted in further detail in the footnotes of the financial statements (See Footnote 13 — Restructuring and Facility Exit Costs)

The $4.3 million or 85.1% decrease from 2003 to 2004 is primarily due to fewer restructuring activities. In March 2004, the Company decided to change its approach to distributing its mainstream market hosting solutions from reliance upon a direct field sales force to an indirect channel approach. Due to this decision, the Company implemented a restructuring program to reduce its cost structure. These restructuring charges include costs of $0.3 million related to lease commitments, and $0.7 million employee severance and benefits. The Company reduced its reserves related to bandwidth contract obligations from its 2003 Plan by $0.4 million as a result of continued negotiations. The Company also increased its reserves under the restructuring plan of 2001 by $0.2 million related to lease abandonment obligations as a result of changes in the Company’s sublease expectations and landlord requirements. In 2003, the Company approved and initiated a program to exit certain facilities and consolidate those operations into other existing facilities. This restructuring plan was part of management’s continued plan to streamline the Company’s operations and to reduce the long-term operating costs. The plan provided for the closure of three data center facilities, a reduction of those related workforces of approximately 171 employees, and the termination of bandwidth and data connectivity contracts in place at these and other facilities. The Company exited all three data centers by June 2003 and recorded a charge of approximately $6.6 million. The 2003 Plan charges consisted of $2.1 million in lease termination costs, $1.9 million in bandwidth termination costs, $1.3 million in employee termination benefits, and $1.3 in fixed asset related charges. These plan charges were partially offset by $0.2 million of various adjustments, including the settlement of certain data connectivity contract obligations for amounts less than the original estimates. There was a charge for $0.9 million to property, plant and equipment representing the write down of remaining book value of fixed assets originally written down to their estimated salvage value included in the restructuring charge recorded in Plan Charges. Also during fiscal 2003, the 2001 Plan was adjusted in connection with the bandwidth settlements as the early termination costs reserves were reduced by $1.0 million and lease abandonment liabilities were also reduced by $0.3 million related to the 2001 Plan.
Goodwill Impairment
As of May 31, 2004 in accordance with the requirements of SFAS 142, the Company completed its final goodwill impairment test which entailed comparing the aggregate market value of the company’s outstanding securities plus its liabilities to the aggregate carrying value of the Company’s assets, including goodwill and other indefinite life intangible assets. The Company’s market price of its stock has experienced significant volatility over the last fiscal year and closed as of May 31, 2004, with a market value significantly less that the value at the beginning of the fiscal year. Management retained valuation specialists to assist in the valuation of its tangible and identifiable intangible assets for purposes of determining the implied fair value of goodwill at May 31, 2004. Upon completion of the annual assessment, Interland recorded a non-cash impairment charge of $66.6 million in fiscal 2004 to write off the remaining balance of the carrying value of goodwill. This compares to a charge of $89.9 million reduction in fiscal 2003 for the Company’s impairment test as of May 31, 2003. There was no comparative charge for 2005.
Intangible Asset Impairment
The Company’s aggressive acquisition strategy during 2002 and 2003 resulted in significant accumulated customer and product related intangible asset balances. The Company continues to monitor the performance of these acquired identifiable intangible assets and during the third quarter of 2004, the Company determined that the related discounted present value of future cash flows from its Interliant, AT&T and Burlee customer account acquisitions, as well as customer relationship intangible assets from its CommuniTech.Net, iNNERHOST and Dialtone acquisitions were materially less than previously estimated, due primarily to customer cancellations and company-initiated account terminations. As a result of this assessment, the Company determined that these identifiable intangible assets were worth less than their carrying value, and the Company consequently recorded a non-cash impairment charge of $4.8 million to reduce the asset value to its newly assessed value and a $2.2 million charge for disposal of software. This compares to a charge of $13.9 million in fiscal 2003 for the Company’s impairment test as of May 31, 2003. There was no impairment charge recorded during the year ended August 31, 2005.
Interest Income (Expense), Net
Interest income increased to $0.4 million in fiscal 2005 from $(0.2) million in fiscal 2004 and from $(0.3) million in fiscal 2003. The Company’s interest income (expense), net as a percentage of revenues, increased to 0.5% during fiscal 2005 from (0.2)% in fiscal 2004 and (0.3%) in fiscal 2003. Interest income (expense), net consists of interest income earned on the Company’s combined cash and cash equivalents, short-term investments and restricted investments less interest expense on debt, primarily capital leases. The cause for the change in net interest expense is primarily due to the reduction in interest expense relating to the maturing and termination of debt and leases for capital equipment during fiscal 2005.
Gain on sale of accounts
The gain on sale of accounts was $1.2 million for the year ended August 31, 2005 compared to no activity in 2004 and 2003. The gain is attributable to the sale of Hostcentric shared accounts, the dedicated customer accounts, and their respective related assets, which are described in more detail in Footnote 3 — “Sale of Accounts” of the attached financial statements.
Income Tax Provision
The effective income tax expense rate on continuing operations was approximately 4.2% for fiscal 2005, compared to an effective income tax benefit rate of 0.0% for fiscal 2004. Giving rise to the income tax expense in fiscal 2003 is an adjustment to a previously recorded tax benefit receivable. The effective rates principally reflect the federal statutory rate, net of the effect of state taxes, tax-exempt securities and non-deductible goodwill amortization, net of valuation allowance on deferred tax assets.

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
The Company’s EBITDA was positive $0.5 million for fiscal 2005 compared to a negative $72.1 million in fiscal 2004, which had decreased 40.5% from the negative EBITDA of $121.1 million loss in fiscal 2003. The primary cause for the increased EBITDA during fiscal 2005 was the final goodwill impairment of $67 million and $7 million intangible asset impairment charges that were recorded in May 2004 and goodwill impairment of $90 million and $14 million intangible asset impairment in May 2003 compared to no impairments during May 2005.
The following table reflects the calculation of EBITDA from continuing operations and a reconciliation to net cash provided by (used in) operating activities:

	For the fiscal year ended
	August 31,	August 31,	August 31,
	2005	2004	2003
Net loss	$(19,889)	$(104,663)	$(173,879)

Depreciation and amortization	21,239	30,650	56,708
Interest expense (income)	(436)	202	327
Income tax expense (benefit)	(850)	—	629
Discontinued operations	439	1,704	(4,912)

EBITDA	$503	$(72,107)	$(121,127)

Interest income / (expense)	436	(202)	(327)
Provision for bad debts	1,761	3,690	7,335
Gain on sale of accounts	(1,210)	—	—
(Gain)/Loss on the sale of assets	(41)	(159)	1,641
Goodwill and asset impairment	—	73,596	103,796
Other non-cash adjustments	320	678	2,189
Income tax (expense) benefit	850	—	(629)
Changes in assets and liabilities:
Receivables, net	(837)	(1,514)	(2,323)
Income tax recoverable	—	612	778
Other current assets	271	(206)	742
Accounts payable, accrued expenses, and deferred revenue	(3,997)	(8,447)	(24,951)

Net cash provided by (used in) operating activities	$(1,944)	$(4,059)	$(32,876)

]

The following table reflects the unaudited 2005 quarterly calculation of EBITDA from continuing operations and a reconciliation to net cash provided by (used in) operating activities:

	For the quarter ended (in thousands)
	November 30	February 29	May 30	August 31
	2004	2005	2005	2005
		in thousands
Net loss	$(3,196)	$(4,272)	$(6,247)	$(6,174)

Depreciation and amortization	5,877	5,306	5,686	4,370
Interest expense (income)	(41)	(83)	(131)	(181)
Income tax benefit	—	—	—	(850)
Discontinued operations	(601)	89	173	778

EBITDA income / (loss) from continuing operations	$2,039	$1,040	$(519)	$(2,057)

Interest income / (expense)	41	83	131	181
Provision for bad debts	440	465	535	321
Gain on sale of accounts	—	—	(1,915)	705
Loss on the sale of assets	(13)	72	(96)	(4)
Income tax benefit	—	—	—	850
Amortization of deferred compensation	158	162	—	—
Changes in assets and liabilities:
Receivables	(490)	(1,044)	149	548
Other current assets	301	(143)	647	(534)
Accounts payable, accrued expenses, and deferred revenue	(2,583)	(1,782)	4,738	(4,370)

Net cash provided by (used in) operating activities	$(107)	$(1,147)	$3,670	$(4,360)

Liquidity And Capital Resources
As of August 31, 2005, the Company had $16.9 million in cash and cash equivalents, and $9.6 million in restricted cash and short-term restricted investments, representing a total cash and investment position of $26.5 million. This represents a $12.1 million or 31.3% decrease from the total cash and investment position of $38.6 million at August 31, 2004, which was comprised of $15.2 million in cash and cash equivalents, $12.5 million in auction rate securities and $10.9 million in short-and long-term restricted investments. The Company also had a receivable for $11.4 million that was collected in September 2005.
As of August 31, 2004, the Company’s total cash and investment position of $38.6 million represents a $31.6 million or 45.4% decrease from the total cash and investment position of $70.2 million at August 31, 2003.
The components of the change in the Company’s total cash and investment position during fiscal 2005 consist of $1.9 million used to fund operating activities of continuing operations, $1.8 million used in financing activities of continuing operations, $1.2 million used to fund discontinued operations, and $6.6 million provided by investing activities of continuing operations that includes $3.2 million of net proceeds from sale of accounts, net proceeds of $12.5 million from auction rate securities, and a $1.3 million net change of restricted investments, offset by $9.4 million of equipment and related capital expenditures.
Cash used in operating activities of continuing operations decreased $2.1 million or 52.1% to $1.9 million during fiscal 2005 from $4.1 million during fiscal 2004. Besides the normal working capital fluctuations of receivables, accrued expenses and accounts payable; the decrease in cash used in continuing operations includes the Company’s continued payout of restructuring initiatives that reduced facility, bandwidth connectivity, and employee-related costs but, at a lower rate than the prior year. It also includes the gain on sale of accounts in the amount of $1.2 million.
Cash provided by investing activities decreased $3.5 million or 34.6% to $6.6 million during fiscal 2005 from cash provided by investing activities of $10.1 million during fiscal 2004. The decrease in cash provided by investing activities is primarily related to a decrease in proceeds from investments of $7.9 million and $2.5 million increase in auction rate securities purchases, offset by $2.8 million less of deposits, $2.5 million less capital expenditures, and the net proceeds of $2.5 million from the sale of the Hostcentric assets In the fourth quarter of 2004, $2.8 million was delivered to one of the Company’s issuers of Directors and Officers Liability Insurance providing a retention deposit for payment of the Company’s obligations to indemnify officers and directors in the event that the Company does not fulfill its obligations directly. At such time as the Company has fulfilled its obligations, the funds will be returned to the Company.

Cash used in financing activities decreased $9.5 million or 84.4% to $1.8 million during fiscal 2005 from $11.3 million during fiscal 2004. The decrease in cash used in financing activities is primarily due to a significant reduction in the amount of debt repayments from the prior year due to less capital lease obligations and lower principal debt amounts.
Net cash used in discontinued operations decreased $0.5 million or 30.9% to $1.2 million during fiscal 2005 from cash used in discontinued operations of $1.7 million during fiscal 2004. The reduction in cash used related to discontinued operations reflects the continued winding down of the computer products and services businesses and lower litigation costs in fiscal 2005. In November 2005, the Company entered into a settlement agreement that will require a payment of $0.9 million to settle a pending discontinued operations lawsuit.
On May 5, 2005, Interland, Inc. entered into an Asset Purchase Agreement (the “Agreement”) with Caird Corporation (the “Buyer”), pursuant to which the Buyer purchased from Interland certain shared web hosting customer accounts, together with related equipment, trademarks, domain names, and miscellaneous assets (“Accounts”). The Company received 100% of the purchase price of $3.4 million at closing, less costs related to the sale of accounts.
The Company made capital expenditures of $9.4 million during fiscal 2005 of which $4.3 million was for the purchase of servers, data center equipment and related software, and $5.1 million was investment related expenditures for enhancement of our customer facing systems and security upgrades. During fiscal 2006 the Company expects a lower level of investment related to capital expenditures primarily due to the reduction of server and data center equipment purchase requirements with the sale of it dedicated assets. The Company expects to spend somewhere between $0.7 million and $1.5 million in capital expenditures in fiscal 2006 primarily related to network storage equipment, servers and personal computers.
On July 20, 2001, the Company entered into a financing arrangement with US Bank under which the Company executed a $5.4 million credit agreement. During fiscal 2003, the $5.4 million was paid and the loan was closed. The payoff of this loan released $6.7 million of collateralized cash that was pledged under this agreement.
In July 2001, the Company entered into a financing arrangement with U.S. Bancorp Oliver-Allen Technology Leasing for a sale and leaseback of up to $14.6 million for certain equipment, primarily computer hardware. On February 1, 2004, the Company terminated the sale and leaseback agreement and repurchased the assets. In conjunction with this lease termination the Company executed a five-year promissory note with US Bancorp Oliver-Allen Technology Leasing for the repurchase amount. The original sale-leaseback agreement required payments of $361,000 each month with an end-of-lease buyout amount in July 2004 of approximately $2.9 million. The new promissory note bears an interest rate of 6.75% and requires monthly payments of $94,000 over the next five years. As of August 31, 2005, the principal balance on the promissory note was $3.4 million. The Company pledged $5.0 million as collateral for this promissory note; this amount will gradually decrease until the agreement terminates in February 2009. As of August 31, 2005, the amount of collateral is $3.6 million. These restrictions prevent the Company from utilizing the related cash and cash equivalents until all of its obligations under the note are satisfied.
The following table discloses aggregate information about the Company’s contractual obligations, excluding interest, as of August 31, 2005 and the periods in which payments are due:

					After
Contractual Obligations (in thousands)	Total	1 year	2-3 years	4-5 years	5 years

Real Property Leases	$14,787	$3,785	$5,963	$5,039	$—
Long-term Debt	3,417	920	2,037	460	—
Bandwidth Commitments	2,365	2,365	—	—	—
Contractual Obligations	1,792	1,792	—	—	—
Operating Leases	151	65	86	—	—
Capital Leases	26	13	10	3	—

Total Commitments	$22,538	$8,940	$8,096	$5,502	$—

The Company’s Web hosting business has historically incurred net losses and losses from operations. The Company’s future operation is dependent upon its ability to achieve and sustain positive cash flow prior to the depletion of cash resources. The Company plans to reduce its level of cash requirements through a decrease in capital purchases with the sale of its dedicated accounts and related assets and by improving sales and reducing churn. The Company has also reduced cash outlays for payments associated with prior integration and discontinued operation liabilities and has reduced debt payments because of the buyout of capital lease obligations during 2004. The Company expects to continue to have negative cash flows as it continues to execute on its business plan. There can be no assurance that Interland’s continuing efforts to stabilize or increase its revenue will be successful and the Company will be able to continue as a going concern. If the Company is unable to successfully execute its business plan, it may require additional capital, which may not be available on suitable terms. Nonetheless, management believes it has adequate cash and liquid resources to fund operations and planned capital expenditures through the next 12 months.

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
Stock Repurchase Program
In March 2003, the board of directors authorized a stock repurchase program to acquire outstanding common stock. Under the program, up to $10.0 million of common stock could be reacquired over the next year. Under this program the Company utilized approximately $1.0 million to buy back approximately 85,000 shares of its outstanding stock.
Recently Issued Accounting Standards
In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” (“SFAS 123R”) which requires the recognition of cost resulting from transactions in which the Company acquires goods and services by issuing its shares, share options, or other equity instruments. This cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R applies to awards that are granted, modified or settled in interim or fiscal periods beginning after the effective date. The adoption of this standard is required for public entities effective as of the beginning of the annual reporting period that starts after June 15, 2005. The Company adopted this standard effective September 1, 2005, using the modified prospective method of transition. This transition method requires that compensation cost be recognized for new awards granted and awards modified, repurchased or cancelled after September 1, 2005. This method also requires us to recognize cost for the unvested portion of all awards issued prior to and outstanding as of September 1, 2005 at the grant-date fair value as the remaining requisite service is rendered. In addition, under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. We are currently assessing the impact of SFAS No. 123R on the Company’s consolidated financial statements. The Company has committed to grant stock options and will recognize expense with respect to such options in the future.
On July 28, 2005, the Board of Directors approved and the Company granted options to purchase a total of 1.9 million shares of Company common stock to two employees. The option shares vest and become exercisable at the rate of 52,777 shares per month beginning August 28, 2005. On the three-year anniversary of the grant date, all unvested shares will vest and become exercisable. These options are subject to expensing under FAS 123R.
On August 9, 2005, the Board of Directors adopted the 2005 Equity Incentive Plan (the “2005 Plan”) which was approved by the stockholders on August 31, 2005. The maximum number of shares of stock that may be awarded under the 2005 Plan is equal to 1.2 million shares.
Off-Balance Sheet Arrangements
We are currently not engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure nor do we maintain any other off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions, or other financial or investment purposes.
Directors & Officers Insurance
In 2004, the Company determined that issuers of directors and officers’ insurance coverage have become more likely to refuse to defend and pay claims than in the past, and have been aggressively interpreting policy language in an attempt to avoid claims. The Company also recognized that lawsuits brought against public companies have the potential to result in defense costs, settlement or judgments that may exceed the ability of companies to fulfill their customary indemnification obligations to directors and officers. Consequently, individual officers and directors of the Company would face exposure to personal liability for the costs of litigation to determine coverage, to defend claims, and to satisfy judgments or settlements, unless supplemental insurance coverage was obtained.
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
Interland has incurred net losses and losses from operations for all but one of each quarterly period from its inception through the fourth quarter of fiscal 2005. A number of factors could increase its operating expenses, such as:
•	Adapting network infrastructure and administrative resources to accommodate additional customers and future growth;

•	Developing products, distribution, marketing, and management for the mainstream market;

•	Broadening customer technical support capabilities;

•	Developing or acquiring new products and associated technical infrastructure;

•	Developing additional indirect distribution partners;

•	Increased costs from third party service providers;

•	Improving network security features; and;

•	Legal fees and settlements associated with litigation and contingencies.
To the extent that increases in expenses are not offset by increases in revenues, operating losses will increase.
Interland’s management and Board of Directors may be unable to execute their plans to turn around the Company, grow its revenues and achieve profitability.
Interland has incurred net losses and losses from operations for all but one of each quarterly period from its inception through the fourth quarter of fiscal 2005. Interland’s former Chief Executive Officer, Joel J. Kocher, left the Company in the last month of fiscal 2005 and was replaced by Jeffrey M. Stibel as Chief Executive Officer. At approximately the same time, the Company added three new Directors to its Board of Directors. If the Company’s new Chief Executive Officer is unable to recruit management talent to execute on the Company’s plans, or if management and the Board of Directors are unable to execute on those plans, then the Company’s plans may be insufficient to grow the Company’s revenues and achieve profitability.
Ours is a recurring-revenue subscriber business and as such the effects of a net loss of monthly recurring revenue are magnified.
A large majority of our revenue is derived from monthly recurring charges incurred by owners of hosted websites. Accordingly, the termination of a single account paying per month will affect revenue every month in the future. The loss of such a customer at the beginning of a fiscal year will result in a twelve-fold reduction in revenue for that fiscal year. Absent the addition of customers through acquisitions, Interland has consistently incurred a net loss in monthly recurring charges, and this situation may continue with material negative effects on reported revenue and net income. Although reductions in monthly recurring charges may be offset for a time by increases in revenue derived from one-time or non-recurring charges, the compounding effect of monthly recurring charges losses will almost certainly eventually result in a meaningful reduction of reported revenue. Moreover, because of Interland’s relatively low percentage of variable costs, a concomitantly high percentage of the amount of revenue loss results in a loss of EBITDA and of net income. There can be no assurance that Interland’s continuing efforts to stabilize or increase its monthly recurring charges and revenue will be successful. If revenue continues to decline, the Company may eventually require additional capital, which may not be available on suitable terms. Although the Company can reduce spending to some degree, there can be no assurance in such an event that the Company would be able to continue as a going concern.
Unfavorable results of existing litigation may cause Interland to have additional expenses or operating losses that exceed the Company’s ability to pay.
The Company is defending a number of matters in active litigation (See Item 3, “Legal Proceedings”). The cost of defending lawsuits, regardless of their merit, can be substantial. The Company spent $5.0 million during 2005 to defend lawsuits. Although the Company has favorably resolved a number of lawsuits through rulings, verdicts, and minimal settlements, and although the Company may be successful in defending ongoing litigation, the costs of defense cannot be expected to be avoided. The Company believes it has appropriately established reserves for the contingency of adverse verdicts in accordance with GAAP. In order for a loss contingency to be reserved for in the financial statements, GAAP requires that the information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements. It is implicit in this condition that it must be probable that one or more future events will occur confirming the fact of the loss and the amount of loss can be reasonably estimated. Therefore, the Company has not reserved for all of its pending lawsuits. Consequently lawsuits for which there is no reserve nonetheless pose a risk of substantial loss which would have a material effect on the Company’s financial position. Additionally, even in those cases where a reserve has been established, the amount of the reserve is necessarily an estimate and the actual result may differ materially. Reserves are established only for the damages that may be assessed, and do not take into account the costs of litigation. Even in those instances where Interland may ultimately prevail on appeal, an adverse verdict in a substantial amount may damage the reputation of the Company, may require the Company to post an appeal bond in an amount which deprives the Company of cash, and require additional expenditures for the cost of appeal. The outcome of litigation is unpredictable, and an adverse final verdict could exceed the Company’s ability to pay.
Because Interland’s historical financial information is not representative of its future results, investors and analysts will have difficulty analyzing Interland’s future earnings potential.
Because the Company has grown through acquisition and its past operating results reflect the costs of integrating these acquisitions, as well as revenues from operations which have now been sold, historical results are not representative of future expected operating results. The Company has recognized very sizeable charges and expenditures in the past for impairment charges, restructuring costs, network enhancements, and exploration of the mainstream market. Because these items are not necessarily recurring, it is more difficult for investors to predict future results.
Interland has a limited operating history and its business model is still evolving, which makes it difficult to evaluate its prospects.
Interland’s limited operating history makes evaluating its business operations and prospects difficult. Its range of service offerings has changed since inception and its business model is still developing. Interland has changed from being primarily a seller of personal computers and related accessories to primarily a provider of Web hosting and Web based value added business solutions to small- and medium-sized businesses. Because some of its services are new, the market for them is uncertain. As a result, the revenues and income potential of its business, as well as the potential benefits of its acquisitions, may be difficult to evaluate.
Quarterly and annual operating results may fluctuate, which could cause Interland’s stock price to be volatile.
Past operating results have fluctuated significantly on a quarterly and an annual basis. Quarterly and annual operating results may continue to significantly fluctuate due to a wide variety of factors. Because of these fluctuations, comparing operating results from period to period is not necessarily meaningful, and it would not be meaningful to rely upon such comparisons as an indicator of future performance. Factors that may cause the Company’s operating results to fluctuate include, but are not limited to:
•	Demand for and market acceptance of the Company’s services and products;

•	Introduction of new services or enhancements by Interland or its competitors;

•	Costs of implementing new network security features, CRM systems, and billing modules;

•	Technical difficulties or system downtime affecting the Internet generally or its hosting operations specifically;

•	Customer retention;

•	Increased competition and consolidation within the Web hosting and applications hosting markets;

•	Changes in pricing policies and the pricing policies of competitors;

•	Gains or losses of key strategic partner relationships;

•	Impairment charges;

•	Restructuring charges;

•	Merger and integration costs;

•	Litigation expenses;

•	Insurance expenses;

•	Marketing expenses; and

•	Seasonality of customer demand
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
The Company can give no assurance, however, that any of these measures will be successful, and the Company’s failure to manage these risks could decrease revenues and increase losses.
Interland could incur liabilities in the future relating to its PC Systems business, which could cause additional operating losses.
Interland could incur liabilities from the sale of the PC Systems business to GTG PC. According to the terms of its agreement with GTG PC, Interland retained liabilities relating to the operation of the PC systems business prior to the closing of the transaction including liabilities for taxes, contingent liabilities and liabilities for accounts payable accrued prior to the closing. It also agreed to indemnify GTG PC and its affiliates for any breach of its representations and warranties contained in the agreement for a period of two years, or for the applicable statute of limitations for matters related to taxes. Its indemnification obligation is capped at $10.0 million. Except for claims for fraud or injunctive relief, this indemnity is the exclusive remedy for any breach of its representations, warranties and covenants contained in the agreement with GTG PC. Accordingly, it could be required in the future to make payments to GTG PC and its affiliates in accordance with the agreement, which could adversely affect its future results of operations and cash flows. To date it has not had to satisfy any such claims.

Interland could incur liabilities in the future relating to the sale of its dedicated server assets, which could cause additional operating losses.
Interland could incur liabilities from the sale of its dedicated server assets to Peer 1 Networks on August 31, 2005. According to the terms of its agreement with Peer 1 Networks, Interland retained liabilities relating to the operation of the dedicated server assets prior to the closing of the transaction including liabilities for taxes, contingent liabilities and liabilities for accounts payable accrued prior to the closing. It also agreed to indemnify Peer 1 Networks and its affiliates for any breach of its representations and warranties contained in the agreement for a period of 18 months, provided, however, that the representations and warranties set forth Sections 2.5 (Tax Matters), 2.8 (ERISA Matters) and 2.10 (Intellectual Property) will survive until 30 days after the expiration of the applicable statute of limitations (with extensions), the representations and warranties set forth in Section 2.17 (Environmental Matters) will survive until three (3) years following the Closing Date, and the representations and warranties of the parties set forth in Sections 2.2 (Authorization), 2.9 (Title to Assets; Business), 3.1 (Organization) and 3.2 (Authorization) will survive indefinitely. Its indemnification obligation is capped at sixty percent (60%) of the purchase price (approximately $8.8 million). Except for claims for fraud, this indemnity is the exclusive remedy for any breach of its representations, warranties and covenants contained in the agreement with Peer 1 Networks. Accordingly, it could be required in the future to make payments to Peer 1 Networks and its affiliates in accordance with the agreement, which could adversely affect its future results of operations and cash flows. To date it has not had to satisfy any such claims.
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
Effective copyright, trademark, trade secret and patent protection may not be available in every country in which its products and services are offered. Interland currently is, and in the future may be, involved in legal disputes relating to the validity or alleged infringement of its intellectual property rights or those of a third party. Intellectual property litigation is typically extremely costly and can be disruptive to business operations by diverting the attention and energies of management and key technical personnel. In addition, any adverse legal results could subject it to significant liabilities, require it to seek licenses from others, prevent it from using, licensing or selling certain of its products and services, or cause severe disruptions to operations or the markets in which it competes which could decrease profitability.
Periodically, Interland is made aware of claims, or potential claims, that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of several asserted and unasserted claims for alleged infringement relating to its discontinued operations prior to the balance sheet date. Resolution of these claims could be costly and decrease profitability.
If Interland is unable to attract and retain key personnel, it may not be able to compete effectively in its market.

The future success of Interland will depend, in part, on its ability to attract and retain key management, technical, and sales and marketing personnel. The Company attempts to enhance its management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. The Company experiences strong competition for such personnel in the Web hosting industry. The Company’s inability to retain employees and attract and retain sufficient additional employees, information technology, engineering, and technical support resources could adversely affect its ability to remain competitive in its markets. The Company has faced and may continue to face the loss of key personnel, which could limit the ability of the Company to develop and market its products and services.
Interland depends on its reseller sales channel to market and sell many of its services. Interland does not control its resellers, and if it fails to develop or maintain good relations with them, it may not achieve the growth in customers and revenues that it expects.
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
The Company must be able to operate the systems that manage its network around the clock without interruption. Its operations will depend upon its ability, or that of its service providers, to protect its or their network infrastructure, equipment and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. The Company’s networks are currently subject to various points of failure. For example, a problem with a router (devices that move information from one computer network to another) or switches could cause an interruption in the services the Company provides to a portion of its customers. In the past, the Company has experienced periodic interruptions in service. The Company has also experienced, and in the future it may continue to experience, delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees, or others. Any future interruptions could:
•	Cause customers or end users to seek damages for losses incurred;

•	Require the Company to replace existing equipment or add redundant facilities;

•	Damage the Company’s reputation for reliable service;

•	Cause existing customers to cancel their contracts; or

•	Make it more difficult for the Company to attract new customers.
Interland’s data centers are maintained by a third party
Substantially all of the network services and computer servers utilized by Interland in its provision of services to customers are housed in data centers owned by other service providers. In particular, substantially all of Interland’s servers are housed in the data center in Atlanta, Georgia that Interland sold to Peer 1 Networks on August 31, 2005. Interland obtains Internet connectivity for those servers, and for the customers who rely on those servers, in part through direct arrangements with network service providers and in part indirectly through Peer 1 Networks. In the future, Interland may house other servers and hardware items in facilities owned or operated by other service providers.
A disruption in the ability of one of these service providers to provide service to Interland could cause a disruption in service to Interland’s customers. A service provider could be disrupted in its operations through a number of contingencies, including unauthorized access, computer viruses, accidental or intentional actions, electrical disruptions, and other extreme conditions. Although Interland believes it has taken adequate steps to protect itself through its contractual arrangements with its service providers, Interland cannot eliminate the risk of a disruption in service resulting from the accidental or intentional disruption in service by a service provider. In addition, a service provider could raise its prices or otherwise change its terms and conditions in a way that adversely affects the Company’s ability to support its customers or financial performance.
Data centers and communications networks are vulnerable to security breaches that could cause disruptions in service, liability to third parties, or loss of customers

A significant barrier to electronic commerce and communications is the need for secure transmission of confidential information over public networks. Some of the Company’s services rely on security technology licensed from third parties that provides the encryption and authentication necessary to effect the secure transmission of confidential information. Despite the design and implementation of a variety of network security measures by the Company, unauthorized access, computer viruses, accidental or intentional actions and other disruptions could occur. In addition, inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information, such as credit card and bank account numbers stored in the Company’s computer systems. These security problems could result in the Company’s liability and could also cause the loss of existing customers and potential customers.
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
Disruption of Interland’s services caused by unknown software or hardware defects could harm its business and reputation
The Company’s service offerings depend on complex software and hardware, including proprietary software tools and software licensed from third parties. Complex software and hardware may contain defects, particularly when first introduced or when new versions are released. The Company may not discover software or hardware defects that affect its new or current services or enhancements until after they are deployed. Although Interland has not experienced any material software or hardware defects to date, it is possible that defects may exist or occur in the future. These defects could cause service interruptions, which could damage its reputation or increase its service costs, cause it to lose revenue, delay market acceptance or divert its development resources.
Providing services to customers with critical websites and Web-based applications could potentially expose Interland to lawsuits for customers’ lost profits or other damages.
Because the Company’s Web hosting and applications hosting services are critical to many of its customers’ businesses, any significant interruption in those services could result in lost profits or other indirect or consequential damages to its customers as well as negative publicity and additional expenditures for it to correct the problem. Although the standard terms and conditions of the Company’s customer contracts disclaim liability for any such damages, a customer could still bring a lawsuit against it claiming lost profits or other consequential damages as the result of a service interruption or other website or application problems that the customer may ascribe to it. A court might not enforce any limitations on Interland’s liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations even if the Company believes it would have meritorious defenses to any such claims. In such cases, it could be liable for substantial damage awards. Such damage awards might exceed its liability insurance by unknown but significant amounts, which would seriously harm its business.
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
Due to the increasing popularity and use of the Internet, laws and regulations with respect to the Internet may be adopted at federal, state and local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. The Company cannot fully predict the nature of future legislation and the manner in which government authorities may interpret and enforce such legislation. As a result, Interland and its customers could be subject to potential liability and expenses under future legislation, which in turn could have a material adverse effect on the Company’s business. The adoption of any such laws or regulations might decrease the growth of the Internet which in turn could decrease the demand for the Company’s services, or increase the cost of doing business. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. These laws generally pre-date the advent of the Internet and related technologies and, as a result, do not consider or address the unique issues of the Internet and related technologies.
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
During the 52 weeks ended August 31, 2005 the high and low closing price for Interland common stock on NASDAQ was $3.94 and $1.86, respectively.
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
ITEM 7A. Quantitative And Qualitative Disclosures About Market Risk
Substantially all of the Company’s liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of August 31, 2005, approximately 99.8% of the Company’s liquid investments mature within three months and 0.2% mature within one year. The majority of the Company’s long-term debt is comprised of fixed-rate capital leases used to finance equipment purchases. In this regard the underlying debt instruments are not marketable and, therefore, there is no associated market risk. As of August 31, 2005, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values. Generally, the fair market value of fixed interest rate investment securities will increase as interest rates fall and decrease as interest rates rise. The Company does not use derivative financial instruments in its investment portfolio. The portfolio has been primarily comprised of commercial paper rated A1/P1, bank certificates rated AA or better, and corporate medium-term notes rated AA or better. At August 31, 2005, the Company’s investment portfolio included fixed rate securities with an estimated fair value of $22 million. The interest rate changes affect the fair market values but do not impact earnings or cash flows. The fair market value of long-term fixed interest rate debt (exclusive of capital leases) is also subject to interest rate risk. Generally, the fair market of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt at August 31, 2005 was $3.4 million.
ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
None.
ITEM 9A. Controls And Procedures
Disclosure Controls and Procedures
The Company’s management, including its chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a – 15(e), and 15d-15(e)) as of August 31, 2005. Based on this review, the chief executive officer and chief financial officer concluded that Interland’s disclosure controls and procedures were effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
Nevertheless, the Company’s management, including its chief executive officer and chief financial officer, do not expect that the Company’s disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of the Company’s current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.
The Company has implemented a number of significant improvements to its internal controls over financial reporting. The Company considers a change in its internal control over financial reporting to be material only when the failure to effectuate such change would have been expected to have resulted in a substantial likelihood of a material misstatement of the Company’s financial statements. While we continued to make incremental improvements to our internal controls over financial reporting during the fiscal year, there were no changes in the Company’s internal control over financial reporting which have materially affected its internal controls.
Management’s report on internal control over financial reporting
The management of Interland, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Interland’s internal control over financial reporting was effective as of August 31, 2005. Management’s assessment of the effectiveness of Interland’s internal control over financial reporting as of August 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
ITEM 9B. Other Information
None.
PART III
Certain information concerning the Registrant’s executive officers and directors is included under the caption “Officers and Directors of the Registrant” included in PART I, Item 1 of this report. Other information required by Items 10, 11, 12, 13 and 14 will be contained in the registrant’s Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after August 31, 2005, and is incorporated herein by reference.

Item 10. Directors And Executive Officers Of The Registrant
Item 11. Executive Compensation
Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
Item 13. Certain Relationships And Related Transactions
Item 14. Principal Accounting Fees And Services

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Interland, Inc.
consolidated statements of operations
(In thousands except per share amounts)

	Fiscal Year Ended August 31,
	2005	2004	2003

Revenues	$88,608	$102,745	$106,638

Operating costs and expenses:
Network operating costs, exclusive of depreciation shown below	22,903	28,254	32,856
Sales and marketing, exclusive of depreciation shown below	18,503	19,948	20,269
Technical support, exclusive of depreciation shown below	13,084	17,965	15,709
General and administrative, exclusive of depreciation shown below	30,489	30,835	40,948
Bad debt expense	1,761	3,690	7,335
Depreciation and amortization	21,239	30,650	56,708
Restructuring costs	2,616	756	5,072
Merger and integration costs	—	—	494
Goodwill impairment	—	66,587	89,928
Asset impairment	—	7,009	13,868
Gain on sale of accounts	(1,210)	—	—
Other expense (income), net	(41)	(192)	1,286

Total operating costs and expenses	109,344	205,502	284,473

Operating loss	(20,736)	(102,757)	(177,835)
Interest income (expense), net	436	(202)	(327)

Loss from continuing operations before income taxes	(20,300)	(102,959)	(178,162)
Income tax benefit (expense)	850	—	(629)

Net loss from continuing operations	(19,450)	(102,959)	(178,791)
Income/(loss) from discontinued operations, net of tax	(439)	(1,704)	4,912

Net loss	$(19,889)	$(104,663)	$(173,879)

Net income/(loss) per share, basic and diluted:
Continuing operations	$(1.21)	$(6.40)	$(12.19)
Discontinued operations	(0.03)	(0.10)	0.34

	$(1.24)	$(6.50)	$(11.85)

Number of shares used in per share calculation:
Basic and diluted	16,044	16,096	14,668
The accompanying notes are an integral part of these consolidated financial statements

Interland, Inc.
consolidated balance sheets
(In thousands)

	As of August 31,
	2005	2004

Assets
Current assets
Cash and cash equivalents	$16,891	$15,203
Auction rate securities	—	12,525
Trade receivables, net of the allowance of $34 and $381, respectively	1,365	2,431
Receivable on sale of assets	11,367	—
Other receivables	135	553
Prepaids and other current assets	2,698	3,479
Restricted investments	258	283

Total current assets	32,714	34,474

Restricted investments	9,299	10,609
Securities, held-to-maturity	50	—
Property plant and equipment, net	5,858	24,508
Intangibles, net	3,038	12,077
Other assets	5,600	3,244

Total assets	$56,559	$84,912

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$2,355	$2,517
Accrued expenses	10,465	12,105
Accrued restructuring charges	4,717	4,393
Current portion of long-term debt and capital lease obligations	859	2,271
Deferred revenue	4,542	7,777

Total current liabilities	22,938	29,063

Long-term debt and capital lease obligations	2,510	3,473
Deferred revenue, long-term	229	268
Other liabilities	939	3,209

Total liabilities	26,616	36,013

Commitments and contingencies (notes 21 & 22)	—	—

Shareholders’ equity
Common stock, $.01 par value, authorized 21 million shares, issued and outstanding 16.4 and 16.1 million shares, respectively	164	161
Additional capital	323,498	321,091
Warrants	2,806	4,603
Deferred compensation	—	(320)
Note receivable from shareholder	(735)	(735)
Accumulated deficit	(295,790)	(275,901)

Total shareholders’ equity	29,943	48,899

Total liabilities and shareholders’ equity	$56,559	$84,912

The accompanying notes are an integral part of these consolidated financial statements

Interland, Inc.
consolidated statements of shareholders’ equity
(In thousands, except per share amounts)

								Total
	Common Stock		Additional		Deferred	Note Receivable	Retained	Shareholders’
	Shares	Amount	Capital	Warrants	Compensation	From Shareholder	Earnings	Equity
Balance, August 31, 2002	14,131	$1,413	$296,949	$1,690	$(2,228)	$(2,735)	$2,641	$297,730
Stock issued to purchase:								—
iNNERHOST	553	55	(72)	—	—	—	—	(17)
Trellix	300	30	4,866	3,300	—	—	—	8,196
Hostcentric	1,357	136	20,302	—	—	—	—	20,438
Stock sold	34	4	290	—	—	—	—	294
Stock options exercised	23	2	190	—	—	—	—	192
Repurchase and retirement of stock	(85)	(8)	(976)	—	—	—	—	(984)
Amortization of deferred compensation	—	—	(607)	—	1,182	—	—	575
Non-cash compensation	9	1	112				—	113
Adjustment 1-for-10 reverse stock split	—	(1,469)	1,469	—	—	—	—	—
Net loss	—	—	—	—	—	—	(173,879)	(173,879)

Balance, August 31, 2003	16,322	$164	$322,523	$4,990	$(1,046)	$(2,735)	$(171,238)	$152,658

Stock sold	47	—	226	—	—	—	—	226
Repurchase and retirement of stock and note receivable	(273)	(3)	(1,997)	—	—	2,000	—	—
Retirement of warrants			387	(387)	—	—	—	—
Amortization of deferred compensation	—	—	(48)	—	726	—	—	678
Net loss	—	—	—	—	—	—	(104,663)	(104,663)

Balance, August 31, 2004	16,096	$161	$321,091	$4,603	$(320)	$(735)	$(275,901)	$48,899

Stock sold	266	3	610	—	—	—	—	613
Amortization of deferred compensation	—	—	—	—	320	—	—	320
Retirement of warrants	—	—	1,797	(1,797)	—	—	—	—
Net loss	—	—	—	—	—	—	(19,889)	(19,889)

Balance, August 31, 2005	16,362	164	323,498	2,806	—	(735)	(295,790)	29,943

The accompanying notes are an integral part of these consolidated financial statements

Interland, Inc.
consolidated statements of cash flows
(In thousands)

	For the twelve months ended August 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,889)	$(104,663)	$(173,879)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Loss from discontinued operations	439	1,704	(4,912)
Depreciation and amortization	21,239	30,650	56,708
Bad debt expense	1,761	3,690	7,335
Loss (gain) on sale of assets	(41)	(159)	1,641
Goodwill and asset impairment	—	73,596	103,796
Amortization of deferred compensation	320	678	2,189
Gain on sale of accounts	(1,210)	—	—
Changes in operating assets and liabilities net of effect of acquisitions and dispositions:
Receivables	(837)	(1,514)	(2,323)
Income tax recoverable	—	612	778
Other current assets	271	(206)	742
Accounts payable, accrued expenses and deferred revenue	(3,997)	(8,447)	(24,951)

Cash used in operating activities of continuing operations	(1,944)	(4,059)	(32,876)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant, and equipment	(9,392)	(11,892)	(13,152)
Net proceeds from sale of accounts	2,517	—	—
Payment of fees on sale of dedicated accounts	(338)	—	—
Purchases of held-to-maturity investment securities	(50)	—	—
Proceeds from held-to-maturity investment securities	—	1,500	7,512
Purchases of auction rate securities	(8,000)	(7,500)	(88,225)
Proceeds from auction rate securities	20,525	22,800	137,025
Deposits of restricted cash and other deposits	—	(2,800)	—
Net change in restricted investments	1,335	7,734	15,828
Proceeds from short-term investments	—	—	1,000
Acquisitions, net of cash acquired	—	242	(8,630)
Other	—	—	300

Cash provided by investing activities of continuing operations	6,597	10,084	51,658

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt and capital lease obligations	(2,375)	(11,536)	(21,543)
Proceeds from issuance of common stock	613	226	433
Purchase and retirement of stock	—	—	(985)
Other	—	—	38

Cash used in financing activities of continuing operations	(1,762)	(11,310)	(22,057)

Net cash provided by (used in) continuing operations	2,891	(5,285)	(3,275)
Net cash used in discontinued operations	(1,203)	(1,742)	(3,251)

Net increase (decrease) in cash and cash equivalents	1,688	(7,027)	(6,526)
Cash and cash equivalents at beginning of period	15,203	22,230	28,756

Cash and cash equivalents at end of period	$16,891	$15,203	$22,230

Interest paid, net of amounts capitalized	305	927	2,574
Common stock and warrants issued for acquisition	—	—	28,617
The accompanying notes are an integral part of these consolidated financial statements

Interland, Inc.
notes to consolidated financial statements
1. General
Business — Interland, Inc. together with its subsidiaries (collectively the “Company”), is a leader in efficiently packaging, distributing, and supporting business-class, online marketing solutions to small and medium businesses (“SMB”) owners, both directly and through partners, enabling those businesses to gain new relationships and better support communication with their existing customers locally and around the world. Interland offers a broad range of products and services, including shared hosting services, e-commerce, application hosting, website development, marketing, and optimization tools. The Company also provided dedicated hosting services through August 31, 2005.
History of operating losses — The Company’s Web hosting business has historically incurred net losses and losses from operations. The Company’s future operation is dependent upon its ability to achieve and sustain positive cash flow prior to the depletion of cash resources. The Company plans to reduce its level of cash requirements through a decrease in capital purchases due to the sale of its dedicated accounts and by improving sales and reducing churn. The Company also has reduced cash outlays for payments associated with prior integration and discontinued operation liabilities and will have reduced debt payments because of the buyout of capital lease obligations during 2005 and 2004. The Company expects to continue to have negative cash flows as it continues to execute on its business plan. There can be no assurance that Interland’s continuing efforts to stabilize or increase its revenue will be successful and the Company will be able to continue as a going concern. If the Company is unable to successfully execute its business plan, it may require additional capital, which may not be available on suitable terms. Nonetheless, management believes it has adequate cash and liquid resources to fund operations and planned capital expenditures through at least the next 12 months.
2. Summary of Significant Accounting Policies
Basis of Presentation — The financial statements include the accounts of Interland, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. All references to periods including annual and quarterly are on a fiscal basis.
Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The amounts that the Company will ultimately incur or recover could differ materially from its current estimates. The underlying estimates and facts supporting these estimates could change in 2006 and thereafter.
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
Basic and diluted income (loss) per share — Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding when their effect is dilutive. Potential common shares result from the assumed exercise of outstanding stock options and warrants. Because the Company has reported a loss from continuing operations during fiscal years 2005, 2004, and 2003, the effect of these securities are excluded from the calculation of per share amounts for these years as their effect would be anit-dilutive. Employee stock options and warrants of approximately 3.5 million, 1.8 million and 2.5 million in 2005, 2004, and 2003, respectively, have been excluded.
In addition to net income (loss) per share, the Company has also reported per share amounts on the separate income statement components required by Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” as the disposal activities of the Company’s discontinued operations were initiated prior to the Company’s adoption of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on September 1, 2002. Because the Company has reported a loss from continuing operations during fiscal years 2005, 2004, and 2003, the effect of potentially dilutive securities has been excluded from the calculation of per share amounts for those years.

Interland, Inc.
notes to consolidated financial statements
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
Financial instruments and concentration of credit risk — Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash equivalents, restricted investments, short-term investments, receivables, accounts payable, accrued expenses and debt are considered by management to be reasonable approximations of their fair values, based on information available as of August 31, 2005. The use of different assumptions could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential taxes or other expenses that would be incurred in an actual settlement.
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, short- and long-term investments and trade and other receivables. The Company invests its cash with highly rated financial institutions and performs periodic evaluations of the credit standing of these financial institutions. The Company’s policies limit the concentration of credit exposure by restricting investments with any single obligor, instrument or geographic area. The Company’s policies limit the concentration of accounts receivable credit exposure by requiring the majority of customers to prepay their hosting fees prior to initiating services.
Reclassification of Auction rate securities — Cash and cash equivalents consist of cash and investments in certificates of deposit, commercial paper and other highly liquid securities with original maturities less than 90 days. We had historically classified auction rate securities as cash and cash equivalents if the period between the interest rate resets was 90 days or less, which was based on our ability to either liquidate our holding or roll our investments over to the next reset period. Based on our re-evaluation of the maturity dates associated with the underlying bonds, we have reclassified our auction rate securities, previously classified as cash and cash equivalents, as auction rate securities for each of the periods presented in the accompanying consolidated balance sheets. Auction rate securities are variable rate bonds tied to short term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short term intervals, usually every 7, 28 or 35 days. They generally trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long term bonds, they are priced and traded as short term instruments because of the liquidity provided through the interest rate reset. All auction rate securities are available for sale and are reported at fair value. These auction rate securities investments remained readily available to the Company and are considered short-term and liquid in accordance with the reset period.
We reclassified certain amounts in the prior years’ consolidated financial statements to conform to the current year presentation. During 2005, based on our re-evaluation of the maturity dates associated with the underlying bonds, we have reclassified auction rate securities, previously classified as cash and cash equivalents and short-term investments, to auction rate securities in the consolidated balance sheet for the period ended August 31, 2004. Additionally, we revised our statements of cash flows to reflect the maturities and purchases of short-term investment securities in cash flows from investing activities for the fiscal years ended August 31, 2004 and 2003, as follows (in thousands):

	Previously
Consolidated Balance Sheet — August 31, 2004	Reported	Reclass	Revised
Cash and cash equivalents	$25,228	(10,025)	$15,203
Short-term investments	2,500	(2,500)	0
Auction rate securities	0	12,525	12,525

Total	$27,728	$—	$27,728

	Previously
Consolidated Statement of Cash Flows — Year Ended August 31, 2004	Reported	Reclass	Revised
Purchases of held-to-maturity investment securities	$(2,000)	$2,000	$—
Proceeds from held-to-maturity investment securities	15,800	(14,300)	1,500
Purchases of auction rate securities	0	(7,500)	(7,500)
Proceeds from auction rate securities	0	22,800	22,800

Net Change	$13,800	$3,000	$16,800

Interland, Inc.
notes to consolidated financial statements

	Previously
Consolidated Statement of Cash Flows — Year Ended August 31, 2003	Reported	Reclass	Revised
Purchases of held-to-maturity investment securities	$(32,300)	$32,300	$—
Proceeds from held-to-maturity investment securities	68,700	(67,700)	1,000
Purchases of auction rate securities	—	(88,225)	(88,225)
Proceeds from auction rate securities	—	137,025	137,025

Net Change	$36,400	$13,400	$49,800

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
Goodwill and other intangibles — In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is no longer amortized, but is tested for impairment, at least annually, using the quoted market price of the Company’s stock as an indicator of fair value. If impairment of carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. Intangible assets acquired as part of a business combination are accounted for in accordance with SFAS No. 141, “Business Combinations,” and are recognized apart from goodwill if the intangible asset arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Intangible assets are reviewed for impairment by applying the recognition and measurement provisions of SFAS 142, which compare the carrying amount of the intangible asset to its fair value. If the carrying amount exceeds fair value, an impairment loss is recognized. Intangible assets are amortized, using the straight-line method, over the estimate of their period of benefit of three to seven years.
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
Advertising — Advertising costs are charged to operations as incurred. Total advertising expense in continuing operations was $9.6 million, $8.9 million, and $10.5 million for the years ending August 31, 2005, 2004, and 2003, respectively.
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
Stock-based employee compensation — The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.
In May 2005, the Company’s Board of Directors (the “Board”) approved an immediate and full acceleration of vesting of all stock options then outstanding under the Company’s three Stock Option Plans (the “Acceleration”). The Company amended all relevant option agreements to reflect the Acceleration. The Board considered a number of factors in making their decision, including the anticipated issuance and implementation of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). As a result of the Acceleration, options to purchase approximately 286,000 shares of the Company’s common stock became immediately exercisable as of May 31, 2005. Since all outstanding stock options had an exercise price greater than the market price as of the date of acceleration, the application of the accounting standard effective at the time of the acceleration, APB No. 25, resulted in no expense being recognized. Had the options instead been permitted to continue vesting over the original schedules, the adoption of

Interland, Inc.
notes to consolidated financial statements
SFAS 123R beginning in fiscal year 2006 would have required the recognition of compensation expense in the Statement of Operations.
The following table illustrates the effect on net loss and loss per share if the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the “fair value” based method for stock-based compensation, and recorded the computed value of the Company’s vested options to compensation expense based on the Acceleration described above.

	Fiscal year ended August 31,
	2005	2004	2003
	(In thousands, except per share numbers)

Net loss as reported	$(19,889)	$(104,663)	$(173,879)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	320	678	573

Deduct: Total stock-based employee compensation expense determined under fair value method-based methods for all awards, net of tax effects	(2,361)	(2,117)	(891)

Proforma net loss	$(21,930)	$(106,102)	$(174,197)

Loss per share:

Basic and diluted — as reported	$(1.24)	$(6.50)	$(11.85)

Basic and diluted — pro forma	$(1.37)	$(6.59)	$(11.88)

Weighted average shares outstanding
Basic and diluted	16,044	16,096	14,668
Recently issued accounting standards — In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” (“SFAS 123R”) which requires the recognition of cost resulting from transactions in which the Company acquires goods and services by issuing its shares, share options, or other equity instruments. This cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R applies to awards that are granted, modified or settled in interim or fiscal periods beginning after the effective date. The adoption of this standard is required for public entities effective as of the beginning of the annual reporting period that starts after June 15, 2005. The Company intends to adopt this standard effective September 1, 2005, using the modified prospective method of transition. This transition method requires that compensation cost be recognized for new awards granted and awards modified, repurchased or cancelled after September 1, 2005. This method also requires us to recognize cost for the unvested portion of all awards issued prior to and outstanding as of September 1, 2005 at the grant-date fair value as the remaining requisite service is rendered. In addition, under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. We are currently assessing the impact of SFAS No. 123R on the Company’s consolidated financial statements. The Company has committed to grant stock options and will recognize expense with respect to such options in the future.
3. Sale of Accounts
Dedicated Accounts and Related Assets
On August 31, 2005, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Peer 1 Acquisition Corp. (the “Buyer”) and Peer 1 Network Enterprises, Inc. (“Parent”), pursuant to which the Buyer purchased from Interland all of its dedicated web server accounts (collectively, the “Accounts”), leasehold interests pertaining to Interland’s three data centers in Atlanta, Georgia, Fremont, California and Miami, Florida (the “Data Centers”), improvements in the Data Centers and equipment, trademarks, domain names, and miscellaneous assets (collectively, the “Assets”).

Interland, Inc.
notes to consolidated financial statements
Beginning in September 2005, the Buyer assumed Interland’s obligations under the leases for the Data Centers, the customer contracts for the Accounts, and certain other contracts related to the Accounts and Data Centers. The closing took place simultaneously with the execution and delivery of the Asset Purchase Agreement.
The Company recognized a loss of $0.2 million in the quarter ended August 31, 2005. The total purchase price for the Assets was $14.0 million in cash, plus a working capital adjustment of $0.6 million, less transaction costs of $0.9 million. The carrying amounts of the assets and liabilities disposed of in relation to this sale totalled approximately $13.9 million, and consisted of $1.2 million of intangibles, net of accumulated amortization, $13.4 million of fixed assets, net of accumulated depreciation and $1.2 million of other assets and liabilities offset by $1.9 million of deferred revenue. $11.4 million of the proceeds was reflected as a receivable at August 31, 2005 and was received by the Company in September 2005. $2.8 million is being held in escrow pursuant to an Escrow Agreement signed at closing to secure Interland’s indemnification obligations under the Asset Purchase Agreement. The Escrow Agreement will continue for a period of one year after the closing. At the end of that period, if there are no pending indemnification claims, the escrow balance will be released to Interland.
Disposing of the dedicated server assets will allow Interland to realize significant cost savings, including long term lease obligations associated with the three data center facilities, capital expenditures associated with the ongoing purchase of dedicated servers, multiple bandwidth contract eliminations, and a substantial reduction in the number of employees.
At the closing, the Company and the Buyer also entered into a Colocation Services Agreement, Administrative Services Agreement, Interland Network Services Agreement, Peer 1 Network Services Agreement, Rental Fund Escrow Agreement and Server Support Agreement. Under these agreements, the Company agreed to continue to provide certain services to support the Accounts to the extent necessary until the Accounts are successfully migrated to the Buyer’s billing and customer relationship management systems, and the Company will receive specified fees from the Buyer for these services at a rate intended to reimburse the Company for its costs. The services include employee leasing, access to internal support systems, credit card and other payment processing, collections, back office support, and telephone systems. The number and amount of services provided to the Buyer will vary from month to month, but generally decline over time as the Buyer implements its own systems. Interland expects that the transition period under the agreements will be approximately six months. Under the agreements, the Buyer will provide Interland with access to portions of the Data Centers and certain of the servers located there, and support services for those servers which support Interland’s shared hosting products. Interland expects to continue to use these services for a period of at least one year and to pay fees of approximately $125,000 per month to the Buyer for these services. This amount is expected to decline over time as Interland reduces the number of servers subject to the agreement.
Hostcentric Shared Accounts and Related Assets
On May 5, 2005, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Caird Corporation (the “Buyer”), pursuant to which the Buyer purchased from Interland approximately 32,000 shared web hosting customer accounts, together with related equipment, trademarks, domain names, and miscellaneous assets. The shared hosting accounts sold consisted of both shared hosting accounts that were part of the Hostcentric acquisition in June 2003 as well as accounts for customers who purchased shared hosting services under the Hostcentric brand thereafter (collectively, the “Accounts”). Many of the accounts were acquired by Hostcentric pre-merger pursuant to a reseller plan which, after an initial payment, offered additional accounts at a deeply-discounted price.
Substantially all of the sold accounts were serviced through the Company’s leased facility in Orlando, Florida. The Company closed the Orlando facility in the fourth quarter and terminated approximately 32 employees in connection with that closure.
The total purchase price for the Accounts was $3.4 million, which was received at closing. As a result of the sale, the Company recognized a net gain of $1.4 million, net of transaction costs in connection with the sale, which was recorded in gain on sale of accounts in the Income Statement. The carrying amounts of assets and liabilities disposed of in relation to this sale totaled approximately $1.3 million, consisting of $1.2 million of intangibles, net of accumulated amortization and $0.5 million other assets, offset by $0.4 million of deferred revenue.

Interland, Inc.
notes to consolidated financial statements
As an off-set to the loss of revenue, Interland was paid a “carrying cost” per customer by the buyer during the transition period. Interland received carrying costs payments of $0.4 million through the month of July 2005, at which point all sold customers were migrated to the buyer.
4. Discontinued Operations
In 2001, the Company sold its Micron PC Systems business to GTG PC Holdings, LLC (“GTG PC”), an affiliate of the Gores Technology Group. The Company retained all liabilities of the PC Systems business not assumed by GTG PC, including, for example, liabilities for taxes arising prior to the closing of the transaction, employee termination and related expenses, and any contingent liabilities arising prior to the closing date. In addition, the Company is obligated for an indefinite period of time to indemnify the purchaser and affiliated entities for any breaches in covenants. The agreement provides that the maximum aggregate liability of the Company for indemnification under the agreement is $10.0 million.
In fiscal 2005, the Company recognized a loss of $0.4 million from discontinued operations. This loss consisted primarily of required legal fees and reserves in defense and settlement of Micron PC legal matters offset by a reduction to a previously recorded sales tax reserve by $0.8 million. The Company’s Micron litigation is ongoing and management expects that there will be additional defense costs in 2006.
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
The Company’s balance sheets include liabilities of $1.4 million and $1.3 million as of August 31, 2005 and 2004, respectively, related to its discontinued operations.
5. Acquisitions
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

Trellix
On January 3, 2003, the Company acquired Trellix Corporation, a privately held developer of software-based website solutions. Founded in 1995, Trellix was a provider of private-label website publishing solutions, integrated business services, and low-cost hosting technology. The primary reason for the acquisition is that Trellix offers a suite of site-building tools and services that enable

Interland, Inc.
notes to consolidated financial statements
users to create professional websites. Trellix’s product line offers an expansion of the existing Interland product line. Trellix’s financial results are included in Interland’s financial results beginning in January 2003. The aggregate purchase price was approximately $12.2 million consisting of $4.75 million in cash, 300,000 shares of Interland stock, and 600,000 warrants to purchase shares of Interland stock at a price of $50.00 per warrant. The value of the common shares issued was determined based on the closing price of Interland common stock on NASDAQ on January 3, 2003. The warrants at the date of acquisition were valued at $5.50 each using the Black-Scholes pricing model.
The following table summarizes the purchase price allocation based on the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value
(In Thousands)

Current assets	$700
Property and equipment	603
Trade names and trademarks	140
Technology	5,900
Goodwill	8,096
Current liabilities	(3,763)

Net assets acquired	$11,676

6. Investment Securities
The following table summarizes, by major security type, the cost of the Company’s investments, including those considered to be cash equivalents on the balance sheet. All investments with remaining maturities in excess of one year are recorded as long-term investments in the accompanying consolidated balance sheets. In 2005 and 2004 the carrying value of investments approximates fair value.

	As of
	August 31,	August 31,
	2005	2004

Available-for-sale securities, at fair value:
Commercial paper and money market funds	$22,133	$14,622
State and local government	—	3,000
Certificates of deposit	—	1,113

	22,133	18,735

Held-to-maturity securities, at amortized cost	50	—
Auction rate securities	—	12,525

Total securities	$22,183	$31,260

Interland, Inc.
notes to consolidated financial statements
7. Receivables

	As of
	August 31,	August 31,
	2005	2004
	(In thousands)

Trade receivables	$1,399	$2,812
Allowance for doubtful accounts	(34)	(381)
Receivable on sale of assets	11,367	—
Other	135	553

	$12,867	$2,984

Approximately 34% of the trade receivables are due from two significant customers, Dex Media and Verizon Communications Inc.
The receivable on sale of assets balance as of August 31, 2005 is a payment due from Peer 1 of $11.4 million that was received on September 2, 2005. Other receivables primarily consist of interest receivable, sales tax refunds receivable and third party partner and reseller receivables.
Each month management reviews customer payment patterns, historical credit card charge-backs, customer cancellation trends, and comparative aged receivables balances in order to determine the appropriate amount of allowance for doubtful accounts receivable to record. The majority of customer payments are made by credit card and all trade receivable balances over 60 days are fully reserved. Additionally, all trade balances 60 days or less are reserved at 7.4%, which was established based on historical data. The Company believes that the current allowance for doubtful accounts receivable is adequate to cover a reasonably expected level of uncollectible accounts receivable as of the balance sheet date.
Changes in the allowance for doubtful accounts were as follows:

	Fiscal Year Ended
	2005	2004	2003
	(In thousands)
Allowance for Doubtful Accounts
Balance at beginning of year	$381	$373	$3,843
Additions charged to bad debt expense	1,761	3,690	7,335
Reductions and write-offs	(2,108)	(3,682)	(10,805)

Balance at end of year	$34	$381	$373

8. Prepaids and Other Current Assets

	As of
	August 31,	August 31,
	2005	2004
	(In thousands)

Prepaid Insurance	$1,299	$1,520
Prepaid Rent	393	639
Prepaid Software	90	276
Prepaid interest	21	43
Short term deposits	134	156
Other prepaids	761	845

	$2,698	$3,479

Interland, Inc.
notes to consolidated financial statements
9. Property, Plant And Equipment

		As of
	Estimated	August 31,	August 31,
	useful lives	2005	2004
	(In years)	(In thousands)

Computer equipment	3	$6,634	$69,550
Software	2	1,077	16,075
Office equipment	5	1,982	5,978
Leasehold improvements	3-5	1,482	20,975
Assets in progress		4,170	611

		15,345	113,189
Less: Accumulated depreciation and amortization		(9,487)	(88,681)

Property, plant and equipment, net		$5,858	$24,508

Depreciation and amortization of property, plant and equipment, including those assets held under capital lease was $14.6 million, $22.8 million and $39.8 million for 2005, 2004, and 2003, respectively. The significant decrease in gross assets and accumulated depreciation is primarily due to the retirement of fully depreciated fixed assets and the disposition of assets related to the sale of dedicated accounts.
Computer equipment acquired through capital leases that are included in property, plant and equipment, in the Consolidated Balance Sheet, is as follows:

	As of
	August 31,	August 31,
	2005	2004
Computer equipment under capital leases	$—	$8,703
Accumulated amortization	—	(7,688)

Net equipment under capital leases	$—	$1,015

10. Acquired Intangibles And Goodwill
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

	Fiscal Year Ended
	August 31,	August 31,	August 31,
	2005	2004	2003
	(In thousands)

Balance at beginning of year	$—	$66,646	$120,011
Goodwill acquired	—	—	36,563
Impairment write-down	—	(66,646)	(89,928)
Other adjustments	—	—	—

Balance at end of year	$—	$—	$66,646

The following table summarizes intangible assets by asset class and related accumulated amortization:

	As of August 31, 2005		As of August 31, 2004
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization
	(In thousands)

Amortizable intangible assets:
Core technology	$15,505	$13,898	$15,505	$11,086
Customer account acquisitions	14,072	13,864	16,323	14,321
Customer relationships	1,317	1,282	9,383	5,584
Trademarks	3,771	2,583	4,553	2,696
Other	—	—	1,027	1,027

Total	$34,665	$31,627	$46,791	$34,714

Aggregate amortization expense:
For the year ended August 31, 2005	$6,658

Estimated amortization expense:
For the year ended August 31, 2006	$1,548
For the year ended August 31, 2007	909
For the year ended August 31, 2008	581

Total estimated expense	$3,038

Given the Company’s aggressive acquisition strategy during 2002 and 2003, significant customer related intangible asset balances were accumulated. The Company has continued to monitor the performance of these acquired customer related intangible assets and determined that revenues, operating profits and cash flows from its Interliant, AT&T and Burlee customer account acquisitions, as well as customer relationship intangible assets from its Communitech, INNERHOST, Dialtone and Hostcentric acquisitions were materially less than previously estimated, primarily related to customer and Company initiated terminations both in 2004 and 2003. Management used the expected present value of future cash flows to determine the fair value of these identifiable intangible assets and determined that the carrying amount of these assets was higher than their fair values. Upon completion of the assessments, Interland recorded non-cash impairment charges of $7.0 million and $13.9 million in 2004 and 2003, respectively, to reduce the carrying value of identifiable intangible assets to estimated fair values. There was no impairment charge required to be recorded in 2005. The change in accumulated amortization of $3.1 million in fiscal year 2005 consists of the retirement and write-off of $8.1 million from

Interland, Inc.
notes to consolidated financial statements
the sale of the dedicated assets and $1.7 million from the sale of the Hostcentric accounts, offset by $6.7 million of amortization expense.
Core technology is amortized over a weighted average life of four years, customer account acquisitions and customer relationships are amortized over a weighted average life of three years, trademarks are amortized over a weighted average life of seven years, and all other intangible assets are amortized over a weighted average life of three years. The weighted average amortization period for all intangible assets as a group is four years.
11. Other Assets

	As of
	August 31,	August 31,
	2005	2004
	(In thousands)

Directors and officers liability insurance deposit	$2,800	$2,800
Funds held in escrow-sale of dedicated assets to Peer 1	2,800	—
Deposits	—	344
Other	—	100

Total Other Assets	$5,600	$3,244

Included in Other Assets is a $2.8 million directors and officers liability insurance deposit, which has been delivered to one of the Company’s issuers of Directors and Officers Liability Insurance. The funds provide a source for payment of the Company’s obligations to indemnify officers and directors in the event that the Company does not fulfill its obligations directly. At such time as the Company has fulfilled its obligations, the funds will be returned to the Company. There is also a $2.8 million deposit held in escrow related to the sale of dedicated assets. The $0.3 million of deposits the Company held for certain customers with a credit risk and other assets of $0.1 million were related to the dedicated assets and accounts and were disposed of with the sale.
12. Accrued Expenses

	As of
	August 31,	August 31,
	2005	2004
	(In thousands)

Accrued payroll and related liabilities	$1,803	$2,371
Acquisition related liabilities	561	740
Taxes payable	1,757	1,719
Accrued advertising	428	1,092
Accrued discontinued operations liabilities	1,390	1,341
Accrued software liabilities	461	744
Accrued legal fees and settlements and professional fees	2,572	1,137
Other	1,493	2,961

Total accrued expenses	$10,465	$12,105

In connection with the acquisition of Interland-Georgia in 2001, iNNERHOST in 2002, and Trellix in 2003, the Company accrued certain liabilities representing estimated costs of exiting certain facilities, termination of bandwidth contracts and involuntary termination of employees in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company expects to incur costs associated with abandonment of leases at the exited facilities. During the year ended August 31, 2005, the Company continued to make its monthly lease payment and to collect offsetting rent from its sub tenants. These lease abandonment obligations are contractually scheduled to end in 2009. The following table shows the changes in the accrual since inception.

Interland, Inc.
notes to consolidated financial statements

			Employee
	Lease		termination
	abandonments	Bandwidth	benefits	Total
	(In thousands)

Balance at August 31, 2000	—	—	—	—
Liabilities accrued	7,098	1,440	1,362	9,900
Cash paid	(123)	—	(83)	(206)

Balance at August 31, 2001	6,975	1,440	1,279	9,694
Other adjustments	2,470	(1,440)	—	1,030
Cash paid	(1,871)	—	(1,027)	(2,898)

Balance at August 31, 2002	7,574	—	252	7,826
Other adjustments	—	—	675	675
Cash paid	(6,653)	—	(710)	(7,363)

Balance at August 31, 2003	921	—	217	1,138
Cash paid	(181)	—	(217)	(398)

Balance at August 31, 2004	740	—	$—	$740
Cash paid	(179)	—	—	(179)

Balance at August 31, 2005	$561	—	$—	$561

13. Restructuring And Facility Exit Costs
2001 Plan
During the fourth quarter of 2001, the Company approved and implemented a restructuring program in connection with its acquisition of Interland-Georgia (“the 2001 Plan”). This restructuring plan provided for the consolidation of the Company’s operations and elimination of duplicative facilities obtained as a result of previous business acquisitions and has expected payments through December 2009. In accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” the restructuring costs were recognized as liabilities at the time management committed to the plan. Management determined that these costs provided no future economic benefit, they were incremental to other costs incurred by the Company prior to the restructuring, or were contractual obligations that existed prior to the date the plan was approved and were either continued after the exit plan was completed with no economic benefit to the Company or could not be cancelled without penalty; and they were incurred as a direct result of the plan to exit the identified activities.
In April 2005, management met with the landlords of exited facilities and revised its expectation of its financial obligations with respect to the abandoned lease facilities based on the current market conditions and lack of interest of potential new tenants. The net impact of these revised expectations was an increase of $2.2 million to the restructuring reserves for the 2001 Plan. During the year ended August 31, 2005, cash payments of $2.1 million were made related to the monthly lease obligations for abandonment of leases leaving an outstanding liability of $3.8 million as of August 31, 2005.
During fiscal 2004, the company made cash payments, net of sublease income, of $2.2 million. A $0.2 million adjustment to the remaining liability was added to reflect the remaining expected liability of $3.6 million at August 31, 2004.
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
The following table shows a reconciliation of the beginning and ending restructuring liability balances from inception through August 31, 2005 related to all restructuring activities recorded by the Company under the 2001 Plan.

Interland, Inc.
notes to consolidated financial statements

		Property,		Employee
	Lease	plant, and	Other exit	termination	Goodwill and
	abandonments	equipment	costs	benefits	Intangibles	Total
			(In thousands)

Balance at August 31, 2000	$—	$—	$—	$—	$—	$—
Plan charges	9,404	26,915	3,528	727	69,704	110,278
Cash paid	(683)	—	—	(498)	—	(1,181)
Non-cash write downs	—	(26,915)	—	—	(69,704)	(96,619)

Balance at August 31, 2001	$8,721	$—	$3,528	$229	$—	$12,478
Cash paid	(1,625)	—	(487)	(229)	—	(2,341)
Other adjustments	538	—	(1,862)	—	—	(1,324)

Balance at August 31, 2002	$7,634	$—	$1,179	$—	$—	$8,813
Cash paid	(1,701)	—	(199)	—	—	(1,900)
Other adjustments	(297)	—	(980)	—	—	(1,277)

Balance at August 31, 2003	$5,636	$—	$—	$—	$—	$5,636
Cash paid	(2,192)	—	—	—	—	(2,192)
Other adjustments	178	—	—	—	—	178

Balance at August 31, 2004	$3,622	$—	$—	$—	$—	$3,622
Cash paid	(2,072)	—	—	—	—	(2,072)
Other adjustments	2,217	—	—	—	—	2,217

Balance at August 31, 2005	$3,767	$—	$—	$—	$—	$3,767

2003 Plan
During the second quarter of 2003, the Company approved and initiated a program to exit certain facilities and consolidate those operations into other existing facilities (“the 2003 Plan”). This restructuring plan was part of management’s continued plan to streamline the Company’s operations and to reduce long-term operating costs. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), costs associated with these activities have been recognized and measured at their fair value in the period in which the liabilities are incurred. One-time termination benefits for employees required to render services until they are terminated in order to receive termination benefits were recognized ratably over the future service period.
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
The following table shows a reconciliation of the beginning and ending liability balances from inception through August 31, 2005 related to all restructuring activities recorded by the Company under the 2003 Plan. During 2004, the Company paid out certain negotiated liabilities and reduced its reserves related to property, plant and equipment, abandonment of leases and other exit cost obligations by $0.5 million as a result of continued negotiations. In April 2005, the Company was able to retire the remaining $0.5 million reserve for bandwidth termination liabilities following confirmation that all such liabilities had been satisfied. As of August 31, 2005 the 2003 Plan reserve balance is zero.

Interland, Inc.
notes to consolidated financial statements

		Property,		Employee
	Lease	plant, and	Other exit	termination
	abandonments	equipment	costs	benefits	Total
	(In thousands)

Balance at August 31, 2002	$—	$—	$—	$—	$—
Plan charges	2,061	1,317	1,886	1,317	6,581
Cash paid	(2,130)	(227)	(426)	(1,165)	(3,948)
Other adjustments	79	46	(236)	(121)	(232)
Non-cash write down	—	(871)	—	—	(871)

Balance at August 31, 2003	$10	$265	$1,224	$31	$1,530
Cash paid	(6)	(236)	(227)	(31)	(500)
Other adjustments	(4)	(29)	(453)	—	(486)

Balance at August 31, 2004	$—	$—	$544	$—	$544
Cash paid	—	—	(12)	—	(12)
Other adjustments	—	—	(532)	—	(532)

Balance at August 31, 2005	$—	$—	$—	$—	$—

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
The following table shows a reconciliation of the beginning and ending liability balances from inception through August 31, 2005 related to all restructuring activities recorded by the Company under the 2004 Plan. During the twelve months ended August 31, 2005 the Company made cash payments of $0.2 million to pay all remaining severance and lease obligations under the 2004 Plan reserve account.

		Employee
	Lease	termination
	abandonments	benefits	Total
		(In thousands)

Balance at August 31, 2003	$—	$—	$—
Plan charges	279	785	1,064
Cash paid	(72)	(765)	(837)

Balance at August 31, 2004	$207	$20	$227
Other adjustments	(18)	—	(18)
Cash paid	(189)	(20)	(209)

Balance at August 31, 2005	$—	$—	$—

2005 Transition Period Plan
In conjunction with the sale of its dedicated accounts and related assets and the assignment of all their data centers, the Company initiated a restructuring plan related to these actions requiring a reduction of force, exiting a portion of the remaining office space and termination of contracts. On August 31, 2005 the Company terminated its bandwidth contract with its provider as a result of the assignment of its data centers to Peer 1. The termination penalty was recorded in August 2005 for the settled amount of $950,000, in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). Other related restructuring costs will be recorded in the first quarter of 2006 as they are measured and the liability is incurred in accordance with SFAS 146.

Interland, Inc.
notes to consolidated financial statements
14. Other Liabilities

	As of
	August 31,	August 31,
	2005	2004
	(In thousands)

Sales tax assessments liability	$191	$1,200
Personal property tax liability	678	1,577
Other	70	432

Total other liabilities	$939	$3,209

The Company is a party to numerous sales and use tax assessments and audits related to discontinued operations and has established a reserve of $0.2 million and $1.2 million as of August 31, 2005 and 2004, respectively. The Company has established an accrual for property tax liabilities of $0.7 million and $1.6 million as of from August 31, 2005 and 2004, respectively.
15. Long-Term Debt And Capital Lease Obligations

	As of August 31,
	2005	2004
	(In thousands)

Capital lease obligations payable in monthly installments through 2009, weighted average interest rates of 11.0% and 10.9%, respectively	$26	$1,508
Notes payable	3,343	4,236

	3,369	5,744
Less current portion	(859)	(2,271)

Long-term debt and capital lease obligations	$2,510	$3,473

The Company’s lease obligations for servers and computer equipment leases ended during fiscal year 2005. On February 1, 2004, the Company terminated a sale and leaseback agreement with US Bancorp Oliver-Allen Technology and repurchased the assets under the lease. In conjunction with this lease termination, the company executed a five-year promissory note for the repurchase amount. As of August 31, 2005, the principal balance on the promissory note was $3.4 million. The promissory note bears an interest rate of 6.75% and requires monthly payments of $94,000 over the next four years. The Company pledged $5.0 million as collateral for this promissory note; this amount will gradually decrease until the agreement terminates in February 2009. As of August 31, 2005, the amount of collateral is $3.6 million. These restrictions prevent the Company from utilizing the related cash and cash equivalents until all of its obligations under the note are satisfied.
16. Warrants
In connection with the purchase of Interland-Georgia on August 6, 2001, the Company issued warrants to purchase shares of the Company’s common stock in exchange for each issued and outstanding Interland-Georgia warrant using the exchange rate of 0.861 shares of the Company for each share of Interland-Georgia. On January 3, 2003, the Company acquired Trellix Corporation. As part of the purchase price, the Company issued warrants to Trellix shareholders to purchase 600,000 shares of Interland’s common stock at an exercise price of $50.00 per share. During 2005 the Company recorded a reduction of $1.8 million related to the retirement of 246,232 warrants that had expired or were cancelled prior to the fiscal year-end. All of the warrants are fully vested at August 31, 2005.
The following table summarizes the Company’s warrant holders as of August 31, 2005:

Interland, Inc.
notes to consolidated financial statements

Warrant Holder	Expiration Date	Number of Shares	Exercise Price
Transamerica	October 3, 2005	2,153	139.40
Trellix	January 3, 2008	507,393	50.00

	Total	509,546

17. Stock purchase and incentive plans
The Company’s 1995 Employee Stock Purchase Plan (the “Plan”) allowed eligible employees to purchase shares of common stock through payroll deductions. The shares could be purchased for 85% of the lower of the beginning or ending fair market value of each six-month offering period and was restricted from resale for a period of one year from the date of purchase. Purchases were limited to 20% of an employee’s eligible compensation. A total of 250,000 shares were reserved for issuance under the plan, of which approximately 222,817 shares had been issued as of August 31, 2005 compared to 207,400 shares issued as of August 31, 2004. Shares issued under the Plan during 2005, 2004, and 2003, were 15,417, 47,100 and 34,100, respectively. In October 2004, the Board of Directors elected to terminate the Plan, effective as of December 31, 2004.
In August 2005, Mr. Jeff Stibel, the Company’s Chief Executive Officer, and Mr. Peter Delgrosso, Vice President of Corporate Communication, were granted options to purchase 1,700,000 and 200,000 shares, respectively, of the Company’s common stock. The options were granted at $2.29 per share, the closing sales price of the common stock on the day of the grant. The options expire in 2013 and vest over three years. These options will be measured and expensed in accordance with SFAS 123R starting in the first quarter of fiscal 2006.
The Company has four stock option plans, the 2005 Equity Incentive Plan (the “2005 Plan”), the 2002 Equity Incentive Plan (the “2002 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”) and the 1995 Stock Option Plan (the “1995 Plan”), collectively referred to as the “Option Plans”. Options issued under these option plans have an option term of 10 years. Vesting periods range from 3 to 5 years.
At the Company’s Annual Meeting of Shareholders on August 31, 2005, the Company’s shareholders approved the 2005 Plan. The Company has reserved 1,200,000 shares of common stock on August 31, 2005 for issuance under the 2005 Plan. Exercise prices of options under the 2005 Plan are 100% of the fair market value of the Company’s common stock on the date of grant. The 2005 Plan contemplates that stock options granted will vest as to 33.3% of the shares issued after one year from the date of grant. Subsequent to the one-year anniversary of the grant, the options become vested as to 2.78% of the total shares of the options granted per month.
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

Interland, Inc.
notes to consolidated financial statements
In May 2005, the Company’s Board of Directors (the “Board”) approved an immediate and full acceleration of vesting of all stock options outstanding under the Company’s 2002, 2001, and 1995 stock option plans (the “Acceleration”). The Company amended all relevant option agreements to reflect the Acceleration. The Board considered a number of factors in making their decision, including the anticipated issuance and implementation of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). As a result of the Acceleration, options to purchase approximately 286,000 shares of the Company’s common stock became immediately exercisable as of May 31, 2005.
Certain employees of the company formerly employed by Interland-Georgia, Inc. are also the holders of options to purchase the Company’s common stock by virtue of the Interland-Georgia Stock Incentive Plan. Such options were assumed by the Company as part of the Company’s acquisition of Interland-Georgia in August 2001. Option activity is summarized as follows:

	Fiscal Year Ended
	August 31, 2005		August 31, 2004		August 31, 2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
			(In thousands, except per share amounts)

Outstanding at beginning of year	1,079	$19.86	1,421	$24.66	1,586	$29.50
Granted	2,131	2.30	179	3.96	518	12.80
Exercised	(1)	3.33	—	—	(24)	8.28
Terminated or cancelled	(220)	19.16	(521)	29.07	(659)	28.11

Outstanding at end of year	2,989	8.32	1,079	19.86	1,421	24.66

Exercisable at end of year	1,141	18.10	679	23.92	686	33.08
Shares available for future grant under the:
2005 Plan	1,200		—		—
The following table summarizes information about the Company’s stock options outstanding as of August 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
	(In thousands, except per share amounts)

$1.90	103	9.8	1.90	103	1.90
$2.29	1,900	7.9	2.29	53	$2.29
$2.62 - $9.80	355	8.0	5.30	354	5.30
$9.82 - $21.40	391	6.6	16.20	391	16.20
$22.40 - $132.70	240	4.1	108.45	240	108.45

	2,989			1,141

The Company adopted the disclosure-only provisions of SFAS 123 “Accounting for Stock-Based Compensation”, and elected to continue to measure compensation expense for its stock-based employee compensation using the intrinsic value method prescribed by APB No. 25 “Accounting for Stock Issued to Employees”. The fair value of options at date of grant is estimated using the Black-Scholes option pricing model. The weighted average assumptions and resulting fair values at date of grant for options granted during 2005, 2004, and 2003, are as follows:

Interland, Inc.
notes to consolidated financial statements

	Stock Option Plans Shares
	2005	2004	2003

Assumptions
Expected life	5.77 years	3.0 years	3.0 years
Risk-free interest rate	4.1%	2.7%	2.8%
Expected volatility	74.0%	32.0%	80.0%
Dividend yield	0.0%	0.0%	0.0%
Weighted average fair values:
Exercise price equal to market price	$2.01	$1.02	$7.61
18. Retirement Plan
The company sponsors a 401(k) retirement plan in which substantially all Company employees are eligible to participate. Each year, participants may contribute from 1% up to 75% of their pretax annual compensation as defined by the Plan. The plan is a “safe-harbor” plan and provides that the Company match is non-discretionary and is equal to 100% of the first 4% of compensation that participants contribute each pay period to the plan. The Company may make additional safe-harbor matching contributions (i.e. in excess of 4%), provided that such contributions satisfy certain additional safe-harbor requirements. The company may also make a discretionary profit-sharing contribution to participants employed on the last day of the plan year based on a uniform percentage of their compensation or another uniform amount as defined by the Plan. The Company made no profit sharing contributions for 2005 and uses a December 31 measurement date for its plan.
The Company’s expense included in continuing operations was approximately $0.5 million in 2005, $0.8 million in 2004 and $0.2 million in 2003, respectively.
19. Related party Transactions
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
In connection with his resignation as Chief Executive Officer, the Company entered into a Separation Agreement and Mutual Release of All Claims with Joel Kocher on August 3, 2005 (effective August 11, 2005) pursuant to which (a) the Company agreed to pay Mr. Kocher $360,000, together with a cash amount equal to approximately 12 months’ COBRA, as a severance payment, (b) the Company agreed that any stock options granted to Mr. Kocher would continue to vest during the Transition Period (as that term is defined in his employment agreement) and that he would be entitled to exercise those options during the Transition Period and for 30 days thereafter, and (c) with respect to Mr. Kocher’s role as a defendant in Heitman et. al. v. Interland et. al. pending in state court in Missouri, the Company will continue to retain and pay for joint counsel in that case to represent both the Company and Mr. Kocher and that, to the extent that Mr. Kocher elects to employ separate counsel, to pay 50% of any reasonable attorneys’ fees of such counsel that may be incurred, up to an annual maximum of $60,000.

In August 2005, Mr. Jeff Stibel, Chief Executive Officer, purchased 250,000 shares of common stock for a purchase price of $2.29 per share pursuant to a Subscription Agreement dated July 28, 2005. Mr. Stibel has demand registration rights with respect to the shares under the terms specified in a Registration Rights Agreement accompanying the Subscription Agreement.
20. Income Taxes
Components of income tax (benefit) provision are as follows:

Interland, Inc.
notes to consolidated financial statements

	Fiscal Year Ended August 31,
	2005	2004	2003
	(In thousands)
Current:
U.S. Federal	$—	$—	$629
State	(850)	—	—

	(850)	—	629

Deferred:
U.S. Federal	—	—	—
State	—	—	—

	—	—	—

Income tax (benefit) provision	$(850)	$—	$629

A reconciliation between the income tax provision attributable to continuing operations and income tax computed using the federal statutory rate follows:

	August 31,	August 31,	August 31,
	2005	2004	2003
	(In thousands)
U.S. federal income tax at statutory rate	$(7,105)	$(36,035)	$(62,357)
State taxes, net of federal benefit and state tax credits	(1,015)	(5,148)	(3,983)
Goodwill	—	26,635	31,475
Valuation allowance	7,270	14,524	33,844
Other	—	24	1,650

Income tax (benefit) provision	$(850)	$0	$629

The tax effects of temporary differences and carryforwards that give rise to the deferred tax assets and liabilities are as follows:

	As of August 31,
	2005	2004
	(In thousands)
Deferred tax assets:
Receivables and other allowances	$13	$76
Accrued expenses	4,331	1,779
Accrued compensation	434	161
Deferred revenue	1,908	3,218
Property, plant and equipment	581	6,962
Acquired intangibles	6,621	3,695
Net operating loss carryforwards	122,700	117,620

Total deferred tax assets	136,588	133,511
Valuation allowance	(136,588)	(133,511)

Net deferred taxes	$—	$—

Deferred tax assets and liabilities have not been classified with net assets of discontinued operations because income taxes will not be assumed by the buyers of the discontinued operations and remain the responsibility of the Company.
The Company has federal operating loss carryforwards, some of which are limited by the Section 382 of the Internal Revenue Code. The consolidated limited amount of net operating losses available to the Company as of August 31, 2005 is approximately $300.8 million. These losses begin to expire in fiscal year 2006. Since the company’s last ownership change under Section 382 in December 2002, the Company has continued to monitor all ownership shifts as defined by Section 382. Cumulative ownership shifts subsequent to December 2002 could result in an ownership change under Section 382 and would significantly limit the Company’s tax net operating loss.

Interland, Inc.
notes to consolidated financial statements
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
Changes in the deferred tax asset valuation allowance are as follows:

	Fiscal Year Ended
	August 31, 2005	August 31, 2004	August 31, 2003
	(In thousands)
Deferred Tax Asset Valuation Allowance
Balance at beginning of year	$133,511	$116,792	$81,406
Change in net cumulative tax differences	3,077	16,719	24,870
Additions from acquisitions	—	—	10,516

Balance at end of year	$136,588	$133,511	$116,792

21. Commitments
The Company leases various buildings, computer and office equipment, under capital and operating lease agreements. The Company has also entered into various bandwidth agreements and in February 2004 executed a five-year promissory note with US Bank. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. These assets are depreciated over the shorter of their related lease terms or their estimated useful lives. Rental expense related to operating leases was approximately $3.8 million, $3.9 million, and $5.5 million in 2005, 2004, and 2003 respectively. Future minimum payments including equipment and facility leases, debt payments and bandwidth commitments are as follows:

	Operating
	Leases and
	Other Future
	Minimum	Long-term	Capital
	Commitments	debt	Leases
	(In thousands)
2006	$8,007	$920	$13
2007	3,284	984	5
2008	2,766	1,053	5
2009	2,781	460	3
2010	2,257	—	—
Thereafter	—	—	—

Total	$19,095	$3,417	$26

Less: amount representing interest			3

Present value of net minimum lease payments			$23
Less: current portion			(13)

Capital lease obligation excluding current portion			$(10)

22. Contingencies
Interland was defending a case entitled Novell, Inc. v. Micron Electronics, Inc. filed in August 1999 in state court in Utah County, Utah. Novell claimed that it was underpaid for royalties on sales of several versions of its software purportedly distributed by Interland’s predecessor, Micron Electronics, between 1996 and 1998. On October 28, 2005 Interland entered into a Settlement Agreement with Novell, Inc. with respect to the Novell litigation in which Interland agreed to pay $0.9 million in consideration of the dismissal of the litigation and a mutual general release of all claims, known or unknown, as of the date of the Settlement Agreement. The Company has fully expensed this settlement as of August 31, 2005 through discontinued operations.

Interland, Inc.
notes to consolidated financial statements
In February 2004, the Company, through its Hostcentric subsidiary, initiated a lawsuit in United States District Court for Southern District of New York against the landlord for that subsidiary’s Farmingdale, New York facility. The Company sought a declaratory judgment that the landlord had acquiesced in Hostcentric’s abandonment of the lease. The parties reached a mutually-agreeable settlement of $0.8 million which was finalized in a written settlement agreement dated July 7, 2005.
In February 2004, the Company initiated a lawsuit in the United States District Court for the Northern District of Georgia against the representatives of the former shareholders of Hostcentric (the “Hostcentric Shareholders”), seeking a declaratory judgment that it will be entitled to reimbursement from the escrow fund established as part of the Hostcentric acquisition for any amounts over $180,000 that it may be required to pay to the landlord for the leased facility in Farmingdale, New York, in accordance with the acquisition agreement between the Company and Hostcentric and its shareholders. The parties reached a mutually-agreeable settlement of $0.5 million which was entered as an order of the district court on or about July 19, 2005.
In February 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of Interland’s subsidiary, CommuniTech.Net, Inc. (“Communitech”), which was acquired by Interland in February 2002. The Company’s lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employment agreement and also demands payment of two promissory notes made by Mr. Murphy (one of which was “non-recourse” while the other was “recourse”). In March 2004, Interland foreclosed upon and retired the 273,526 shares of stock held as collateral and wrote off the $2,000,000 non-recourse promissory note, which had been carried as Stockholders’ Equity. The other $735,000 full recourse promissory note (also carried as Stockholders’ Equity) remains outstanding and continues to be a subject of the Cobb County litigation. Mr. Murphy has asserted various counterclaims in response to the Company’s suit.
In February 2003, Mr. Heitman, also a former principal of Interland’s subsidiary Communitech, and Mr. Murphy filed a lawsuit against Interland, its Chief Executive Officer, Mr. Joel Kocher, and Communitech, in Jackson County, Missouri claiming, among other things, that Interland acted unreasonably and thereby breached the Merger Agreement under which Interland acquired all of the stock of Communitech by failing to have the registration statement for their stock declared effective by the SEC on a timely basis and further claiming that Interland and/or Mr. Kocher made inaccurate disclosures in connection with Interland’s acquisition of Communitech. The complaint seeks compensatory and punitive damages in an unspecified amount. Interland believes that these claims are without merit and will not have a material adverse effect on Interland and is vigorously defending the claims.
Interland is defending another case in Jackson County, Missouri arising out of the shutdown of five unregistered servers at the Communitech data center in February 2003. An entity called Bent Axis and its principal Jason Park, a former employee of Communitech, have filed suit against the Company and its General Counsel, Jonathan Wilson, alleging a variety of contract and tort claims. In its first complaint, Plaintiffs asserted that they owned the five servers in question. They later amended their pleading to assert a different theory: that Bent Axis was using the servers by permission of certain Interland personnel including Gabriel Murphy. Plaintiffs claim that they were damaged when the Company disconnected the servers in question. To date Plaintiffs have produced no documentary evidence that Bent Axis ever generated a profit (a requirement for the recovery of damages) or that it had any legal right to the free use of the servers in competition with Interland. The court dismissed all of the claims against Jonathan Wilson on June 27, 2005. The Company is vigorously defending the suit and believes that it will not have a material adverse effect on Interland.
Interland is the defendant in a case involving the Telephone Consumer Protection Act (“TCPA”) in state court in Allegheny County, Pennsylvania. A competing web hosting company, PairNetworks, filed this case in December 2001 as a putative class action, claiming that Interland’s distribution of a facsimile on November 15, 2001 to market domain name registration services violated the TCPA. Several years later, two additional plaintiffs joined in the action. The plaintiffs have conceded that all of the putative class members were customers of Interland. Federal Communications Commission regulations in effect at the time provided that the distribution of facsimiles to persons with whom the sender had an “established business relationship” did not amount to a violation of the TCPA. Interland has asked the court to deny class certification and a ruling on that motion is pending along with a motion for summary judgment seeking dismissal of the named plaintiffs’ claims. If the court denies class certification, Interland’s damages, even if it were liable, cannot exceed $1,500 for each of the three named plaintiffs. Interland believes that the plaintiffs’ claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation. Conversely, if the class is certified, its size may exceed 50,000.
In addition, Interland has filed a motion seeking to dismiss all of the claims against it on the grounds that the facsimile at issue did not violate the TCPA because it satisfied all of the requirements of applicable Federal Communications Commission regulations in effect at the time the fax was sent. Congress has expressly extended those regulations through the Junk Fax Act of 2005. Interland’s motion has been briefed and argued to the court and the parties are awaiting a ruling.

Interland, Inc.
notes to consolidated financial statements
The Company is defending a case in the United States District Court for the Southern District of Florida arising out of the management of a co-located server by its predecessor company, Worldwide Internet Publishing Corporation. The suit alleges that the Company is responsible for the loss of Plaintiff’s internet search engine that occurred after the resignation of the officer managing the server, Mark Ismach, in October 1999. On September 2, 2005, in a trial of this matter on the merits the jury returned a verdict against Interland in the amount of $800,000. The court has ordered additional briefing in the case on issues related to a potential judgment as a matter of law. A ruling on these additional issues is expected shortly. The ruling could either confirm the $800,000 verdict—which could include an award of interest—reduce the verdict to a lesser amount, or reverse the verdict, entering judgment in favor of Interland.
On January 23, 2004, Vincent Salazar, an individual, sued Interland and its predecessor HostPro claiming that he was entitled to money as a result of his alleged involvement in brokering Interland’s acquisition of accounts from AT&T in January 2002. The case was pending in state court in Los Angeles. The Plaintiff claimed that he is due 20% of the revenue that Interland has received from the acquired accounts. On November 4, 2005 the judge granted summary judgment to Interland on all counts.
In May 2004, Net Global Marketing filed suit against Interland and its predecessor, Dialtone, in state court in Los Angeles, California asserting claims for lost data. Interland had cancelled Net Global’s web hosting accounts in October 2002 and again in January 2003 as a result of complaints that the servers were being used to send spam, and Interland has asserted counterclaims arising from these incidents. Interland removed the case to federal court and filed a motion to dismiss in favor of arbitration which was denied, and Interland has appealed that decision to the Ninth Circuit Court of Appeals. Interland believes that, even if the litigation proceeds, it has adequate defenses including provisions in the contract with the plaintiff that shield Dialtone from damages for “erasure” and “loss of data” and generally prohibit recovery of the kind of damages sought by plaintiff. Interland believes that the plaintiff’s claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.
On September 14, 2005, the Honorable Judge B. Lynn Winmill entered an Order approving the terms of a settlement reached between the Company and the Plaintiffs in Smith v. Micron Electronics, Inc. (n/k/a Interland, Inc.), Case No. CV-01-0244-S-BLW (D. Idaho) (the “Smith Litigation”). A payment in the amount of $325,000 will be made to Plaintiffs after all of the following events have taken place: (a) execution of the Settlement Agreement by all fifty-three (53) of the Plaintiffs; (b) entry of a dismissal with prejudice of all pending claims in the Smith Litigation; (c) expiration of any period for an appeal from any decision entered by the Court in the Smith Litigation; and (d) receipt by the Company of a full payment for the Court-awarded sanctions entered against Plaintiffs. The Settlement Agreement contains a full release of all claims that the Plaintiffs asserted or could have asserted against the Company in the Smith Litigation. The case will be finally resolved and not subject to further review after the period for any appeal runs and the settlement payment has been made by the Company.
The Company has a Directors, Officers and Company Liability Insurance Policy dated July 26, 2000 (the “Policy”) issued by Certain Underwriters at Lloyd’s of London (“Underwriters”). The Policy purports to provide coverage for certain types of labor and employment claims made during the applicable policy period (June 15, 2000 through June 15, 2001). This coverage purportedly applies to any “Loss” sustained as a result of such a claim, including, among other things, “damages, judgments, settlements and Costs, Charges and Expenses incurred by the Company.”
To date, Underwriters have denied coverage under the Policy for any claims asserted by the Plaintiffs in the Smith Litigation. As a result, the Company has filed a lawsuit against Underwriters in state court in Idaho (see Interland, Inc. v. Certain Underwriters at Lloyd’s of London, Case No. CV OC 0506184 (District Court for the Fourth Judicial District of Idaho, County of Ada)) (the “Lloyd’s Litigation”) seeking a declaration that the Policy provides coverage for the Losses sustained by the Company as a result of the claims made in the Smith Litigation. The Company is seeking in excess of $1.7 million in damages from Underwriters. Although the Company believes it should prevail in its claims, Underwriters have indicated that they will vigorously defend this suit and there can be no guarantee that the Company will be able to recover the amounts claimed in this case.
Notwithstanding the Lloyd’s Litigation, Underwriters and the Company have entered into an Interim Funding Agreement (the “Interim Agreement”) aimed at achieving a settlement of the Smith Litigation. Under the terms of the Interim Agreement, Underwriters have agreed to pay $250,000 of the $325,000 settlement payment that will be made to the Plaintiffs in the Smith Litigation. Both Underwriters and the Company have reserved all rights and made no admissions of liability under the terms of the Interim Agreement. While the Company believes that no material adverse effect on Interland will result from the Lloyd’s Litigation and, indeed, believes

Interland, Inc.
notes to consolidated financial statements
that it should recover losses sustained as a result of the Smith Litigation, Underwriters have reserved their rights in regards to monies contributed to the settlement.
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
23. Other Expense (Income), net
The Company recorded less than $0.1 million and $0.2 million for the fiscal years ended August 31, 2005 and 2004, respectively, primarily related to a gain on the sale of long-lived assets. The Company recorded $1.3 million to other expense in fiscal 2003. The Company recorded a write-off of $1.6 million as the result of a fixed asset physical inventory offset by a gain of $0.3 million on the sale of some of its fixed assets.
24. Geographic Information
The Company’s business activities are represented by a single industry segment, website and applications hosting. The Company’s sales are generated from customers residing both within the United States and outside of the United States. The following table shows sales by these geographic locations:

	Fiscal Year Ended
	August 31,	August 31,	August 31,
	2005	2004	2003
	(In thousands)
Revenues by Geographic Area (Based on customer location)
United States	$77,850	$91,173	$96,276
Non- U.S.	10,758	11,572	10,362

Total	$88,608	$102,745	$106,638

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

	Fiscal Year Ended
	August 31,	August 31,	August 31,
	2005	2004	2003
	(In thousands)

Hosting Revenue	$83,937	$97,601	$103,313
Other Revenue	4,671	5,144	3,325

Total	$88,608	$102,745	$106,638

25. subsequent events
Settlement of Novell Litigation
Interland was defending a case entitled Novell, Inc. v. Micron Electronics, Inc. filed in August 1999 in state court in Utah County, Utah. Novell claimed that it was underpaid for royalties on sales of several versions of its software purportedly distributed by Interland’s predecessor, Micron Electronics, between 1996 and 1998. On October 28, 2005 Interland entered into a Settlement Agreement with Novell, Inc. with respect to the Novell litigation in which Interland agreed to pay $0.9 million in consideration of the dismissal of the litigation and a mutual general release of all claims, known or unknown, as of the date of the Settlement Agreement. The Company has fully expensed this settlement as of August 31, 2005 through discontinued operations.
Other 2005 Transition Period Restructuring Costs
On October 18, 2005, Interland announced a restructuring of its organization. The Company anticipates that the restructuring will be substantially completed by the end of January 2006 leaving an employee count of approximately 280. As a result of this restructuring, the Company expects to record restructuring charges of approximately $0.6 million to $0.7 million during the quarter ended November 30, 2005 for benefits to be paid to terminated employees. Substantially all of these restructuring charges will result in future cash expenditures. These items are preliminary estimates, and are subject to change as the Company reassesses the financial impact.
Change in Fiscal Year
On October 17, 2005, the Board of Directors of the Company approved the change of the Company’s fiscal year end from August 31 to December 31.

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Interland, Inc.
We have completed an integrated audit of Interland, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of August 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Interland, Inc. at August 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s report on internal control over financial reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of August 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
Atlanta, Georgia
November 7, 2005

Quarterly Financial Information (Unaudited)
(in thousands, except per share information)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

2005
Revenues	$23,061	$22,622	$22,307	$20,618
Loss from continuing operations	(3,797)	(4,183)	(6,074)	(5,396)
Net Loss	(3,196)	(4,272)	(6,247)	(6,174)

Loss per share, basic and diluted:
Continuing operations	$(0.24)	$(0.26)	$(0.38)	$(0.33)
Discontinued operations	0.04	(0.01)	(0.01)	(0.05)

	$(0.20)	$(0.27)	$(0.39)	$(0.38)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
2004
Revenues	$26,687	$26,029	$25,686	$24,343
Loss from continuing operations	(7,971)	(9,361)	(81,245)	(4,382)
Net Loss	(8,553)	(10,100)	(81,726)	(4,284)

Loss per share, basic and diluted:
Continuing operations	$(0.49)	$(0.58)	$(5.07)	$(0.27)
Discontinued operations	(0.04)	(0.04)	(0.03)	(0.01)

	$(0.53)	$(0.62)	$(5.10)	$(0.28)

Included in net loss for the third quarter of 2004 are losses on impairment of goodwill and other intangible assets totaling $73.6 million

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
List of documents filed as part of this Report
1.	Financial Statements.

Consolidated Financial Statements:
Consolidated Statements of Operations for the Fiscal Years Ended August 31, 2005, 2004, and 2003
Consolidated Balance Sheets as of August 31, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended August 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the Fiscal Years Ended August 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements

2.	Report of Independent Registered Public Accounting Firm

3.	Quarterly Financial Information (Unaudited)

4.	Financial Statement Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the Schedules, or because the information required is included in the financial statements and notes thereto.
The following documents are filed as exhibits to this Annual Report on Form 10-K:

						FILED
						PREVIOUSLY
		INCORPORATED BY REFERENCE				ON FORM	FILED
Exhibit	Description	Form	Date	Number	Registrant	10-K	HEREWITH

2.01	Agreement of Merger, dated as of October 10, 1994, as amended by the first amendment thereto, dated as of December 13, 1994, by and among ZEOS, MCI and MCMS	S-4	3/13/95	2.1	INLD

2.02	Articles of Merger, dated April 7, 1995, by and among ZEOS, MCI and MCMS	8-K	4/07/95	2.2	INLD

2.03	Purchase Agreement, dated March 22, 2001, by and among MEI California, Inc., the Registrant and MICRON Technology Inc. (“MTI”)	8-K	4/10/01	2.01	INLD

2.04	Agreement and Plan of Merger dated March 22, 2001, by and among the Registrant, Imagine Acquisition Corporation and Interland, Inc., a Georgia corporation (“Interland-Georgia”)	8-K	4/10/01	2.01	INLD

							FILED
							PREVIOUSLY
		INCORPORATED BY REFERENCE					ON FORM	FILED
Exhibit	Description	Form	Date	Number		Registrant	10-K	HEREWITH
2.05	Membership Interest Purchase Agreement, dated as of April 30, 2001, by and between the Registrant and GTG PC Holdings, LLC	10-Q	5/31/01	2.01		INLD

2.06	First Amendment to Membership Interest Purchase Agreement and Form of Contribution Agreement, dated as of May 31, 2001, by and between the Registrant and GTG PC Holdings, LLC	10-Q	5/31/01	2.02		INLD

2.07(1)	Agreement and Plan of Merger dated as of May 3, 2002, by and between Dialtone Inc., Jaguarcub Acquisition Corporation, Dialtone Stockholders’ Representative	10-Q	5/31/02	2.07		INLD

2.08(a)(1)	Agreement and Plan of Merger dated as of August 30, 2002 by and among Interland, Inc., Panthercub Acquisition Corporation, InnerhoST, Inc., Spire Capital Partners, L.P., Spire Investment L.L.C., Waller-Sutton Media Partners, L.P. and the other stockholders of iNNERHOST, Inc.	S-3/A	9/24/02	2.08		INLD

2.08(b)	Amendment dated as of October 10, 2002 to Agreement and Plan of Merger by and among Interland, Inc., iNNERHOST, Inc. and the stockholders of iNNERHOST, Inc.	10-K	8/31/02	2.08	(b)	INLD

2.09(1)	Agreement and Plan of Merger dated as of December 19, 2002 by and among Interland, Inc., Bobcat Acquisition Corporation, Hostcentric, Inc. and William Bunting, Steve Harter, and Dominique Bellanger as Stockholders Representatives	8-K	12/20/02	2.1		INLD

							FILED
							PREVIOUSLY
		INCORPORATED BY REFERENCE					ON FORM	FILED
Exhibit	Description	Form	Date	Number		Registrant	10-K	HEREWITH
2.10(1)	Merger Agreement and Plan of Reorganization among Trellix Corporation, Interland, Inc. and Cheetah Acquisition Corporation	S-3	1/22/03	2.10		INLD

2.12(1)	Asset Purchase Agreement dated as of August 31, 2005 by and between Peer 1 Acquisition Corporation and Interland, Inc.	8-K	9/7/05	2.1		INLD

3.01	Unofficial Restated Articles of Incorporation of Registrant (as amended through April 24, 2002)	10-Q	5/31/02	3.01		INLD

3.01(b)	Articles of Amendment to Articles of Incorporation of Registrant	10-K	8/31/03	3.01	(b)	INLD

3.02	Unofficial Restated Bylaws of the Registrant (as amended through April 24, 2002)	10-Q	5/31/02	3.02		INLD

4.01	Form of Stock Certificate of the Registrant	10-K	8/31/01	3.04		INLD

4.03	August 30, 2002 Registration Rights Agreement by and among Interland, Inc., Spire Capital Partners, L.P., Spire Investment, L.L.C., and Waller-Sutton Media Partners, L.P.	S-3	9/24/02	4.03		INLD

4.04	August 30, 2002 Stock Restriction Agreement by and among Spire Capital Partners, L.P., Spire Investment, L.L.C., and Waller-Sutton Media Partners, L.P.	S-3	9/24/02	4.04		INLD

4.05	March 28, 2002 Amendment to Stock Rights Agreement by and among Interland, Inc., Bryan Heitman and Gabriel Murphy	10-Q	5/31/02	10.112		INLD

4.06	July 11, 2002 Amendment to Stock Rights Agreement by and among Interland, Inc., Bryan Heitman and Gabriel Murphy	S-3/A	9/24/02	4.06		INLD

							FILED
							PREVIOUSLY
		INCORPORATED BY REFERENCE					ON FORM	FILED
Exhibit	Description	Form	Date	Number		Registrant	10-K	HEREWITH
4.07	December 31, 2002 Amendment to Stock Rights Agreement by and among Interland, Inc., Bryan Heitman and Gabriel Murphy	S-3/A	3/17/03	4.07		INLD

4.08	Form of Warrant	S-3	1/22/03	4.07		INLD

10.35(a)+	Micron Electronics 1995 Stock Option Plan, as amended through August 29, 2001	S-8	1/14/00	4.1		INLD

10.35(b)+	Form of Notice of Grant for Micron Electronics 1995 Stock Option Plan	10-K	8/31/01	10.35	(b)	INLD

10.35(c)+	Interland 1995 Stock Option Plan, as amended August 30, 2001	10-K	8/31/01	10.35	(c)	INLD

10.35(d)+	Form of Notice of Grant for Interland 1995 Stock Option Plan	10-K	8/31/01	10.35	(d)	INLD

10.36(a)+	Micron Electronics 1995 Employee Stock Purchase Plan, as amended through August 5, 2001	10-Q	6/1/95	10.36		INLD

10.36(b)+	Interland 1995 Employee Stock Purchase Plan, as amended August 6, 2001 and April 24, 2002

10.36(c)+	Interland, Inc. 2002 Equity Incentive Plan	S-8	10/3/03	4.1		INLD

10.38+	Form of Indemnification Agreement between the Registrant and its officers and directors	10-K	8/31/95	10.38		INLD

10.39+	Form of Six-Month Termination Agreements for certain officers of the Registrant	10-K	8/31/95	10.39		INLD

10.42	Amended and Restated Component Recovery Agreement, dated effective September 2, 1999, between the Registrant and MTI	8-K	9/10.99	10.42		INLD

10.44+	Form of Twelve-Month Termination Agreements for certain officers of the Registrant	10-K	8/28/97	10.44		INLD

						FILED
						PREVIOUSLY
		INCORPORATED BY REFERENCE				ON FORM	FILED
Exhibit	Description	Form	Date	Number	Registrant	10-K	HEREWITH

10.45+	Form of Two-Year Termination Agreements for certain officers of the Registrant	10-K	8/28/97	10.45	INLD

10.47+	Form of Employment and Non-compete Agreement, with 12-month termination provision, for certain officers of the Registrant	10-Q	2/26/98	10.47	INLD

10.48+	Form of Employment and Non-compete Agreement, with 6-month termination provision, for certain officers of the Registrant	10-Q	2/26/98	10.48	INLD

10.52+	Employment Offer, dated January 10, 1998, to Joel J. Kocher	10-Q	2/26/98	10.52	INLD

10.56+	Form of Employment, Severance and Non-compete Agreement for Certain Officers of the Registrant	10-K	9/3/98	10.56	INLD

10.58+	The Registrant’s Executive Incentive Plan, as amended	10-Q	12/2/99	10.58	INLD

10.65	Executive Sales Representative Agreement effective September 2, 1999, between the Registrant and Micron Semiconductor Products, Inc.	8-K	9/10/99	10.65	INLD

10.68+	Amended Non Qualified Stock Option Agreement, dated April 6, 2000	10-Q	6/1/00	10.68	INLD

10.69+	Amended Non Qualified Stock Option Agreement, dated April 6, 2000	10-Q	6/1/00	10.69	INLD

10.70(a)+	HostPro, Inc. 2000 Equity Incentive Plan I	10-K	8/31/00	10.70	INLD

10.70(b)+	HostPro, Inc. 2000 Equity Incentive Plan II	10-K	8/31/00	10.71	INLD

10.70(c)+	Form of Notice of Grant for HostPro, Inc. 2000 Equity Incentive Plans	10-K	8/31/00	10.72	INLD

							FILED
							PREVIOUSLY
		INCORPORATED BY REFERENCE					ON FORM	FILED
Exhibit	Description	Form	Date	Number		Registrant	10-K	HEREWITH

10.70(d)+	Form of Notice of Grant for HostPro, Inc. 2000 Equity Incentive Plans	10-K	8/31/00	10.73		INLD

10.70(e)+	Micron Electronics 2001 Equity Incentive Plan, as amended as of March 22, 2001	10-Q	5/31/01	10.89		INLD

10.70(f)+	Interland 2001 Equity Incentive Plan, as amended August 6, 2001	10-K	8/31/01	10.70	(f)	INLD

10.70(g)+	Form of Notice of Grant for Interland 2001 Equity Incentive Plan	10-K	8/31/01	10.70	(g)	INLD

10.76	Amendment Number 1 to Amended and Restated Component Recovery Agreement, dated November 16, 2000, between the Registrant and MTI	10-Q	11/30/00	10.76		INLD

10.77	Commercial Lease, dated March 22, 2001, between MTI and the Registrant	8-K	4/10/01	99.01		INLD

10.78	Commercial Sublease, dated March 22, 2001, between MTI and the Registrant	8-K	4/10/01	99.02		INLD

10.79+	The Registrant’s Severance Plan for Employees – 2001 Amendment and Restatement	10-Q	3/1/01	10.79		INLD

10.80+	The Registrant’s Change in Control Severance Plan	10-Q	3/1/01	10.80		INLD

10.81+	HostPro, Inc. 2000 Incentive Plan II – Notice of Grant to Joel Kocher	10-Q	3/1/01	10.81		INLD

10.84+	Retention Agreement between the Registrant and Sid Ferrales, dated as of December 1, 2000	10-Q	3/1/01	10.84		INLD

10.89	MTI Shareholder Agreement dated as of March 22, 2001 between the Registrant and MTI	10-Q	4/10/01	2.01		INLD

							FILED
							PREVIOUSLY
		INCORPORATED BY REFERENCE					ON FORM	FILED
Exhibit	Description	Form	Date	Number		Registrant	10-K	HEREWITH

10.91	Operating lease for property located at 3250 Wilshire Blvd., Los Angeles, California, dated as of March 16, 1998	10-Q	5/31/01	10.90		INLD

10.92	Operating lease for property located at 3250 Wilshire Blvd., Los Angeles, California, dated as of March 19, 1999	10-Q	5/3/01	10.91		INLD

10.93	Operating lease for property located at 1450 Eagle Flight Way, Boise, Idaho, dated as of January 7, 2000	10-Q	5/31/01	10.92		INLD

10.94	Operating lease for property located at 3326 160th Avenue SE, Bellevue, Washington, dated as of December 16, 1999	10-Q	5/31/01	10.93		INLD

10.96(a)+	Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(a)	INLD

10.96(b)+	First Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(b)	INLD

10.96(c)+	Second Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(c)	INLD

10.96(d)+	Third Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(d)	INLD

10.96(e)+	Fourth Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(e)	INLD

10.101(a)	Amended and Restated Lease Agreement between Interland-Georgia and 101 Marietta Street Associated dated September 29, 1999	S-1/A	5/18/00	10.22	(a)	ILND

10.101(b)	First Amendment to Amended and Restated Lease Agreement between Interland-Georgia and 101 Marietta Street Associates dated November 23, 1999	S-1/A	5/18/00	10.22	(b)	ILND

							FILED
							PREVIOUSLY
		INCORPORATED BY REFERENCE					ON FORM	FILED
Exhibit	Description	Form	Date	Number		Registrant	10-K	HEREWITH
10.104(a)	SunTrust Plaza Garden Offices Lease Agreement by and between SunTrust Plaza Associates, LLC and Interland-Georgia dated May 15, 2000	10-K	8/31/01	10.104	(a)	INLD

10.104(b)	First Amendment to Lease Agreement by and between SunTrust Plaza Associates, LLC and Interland-Georgia dated September 27, 2000	10-K	8/31/01	10.104	(b)	INLD

10.105	Amended and Restated Registration Rights Agreement between the Registrant, MTI and certain shareholders of Interland named therein dated August 6, 2001	10-K	8/31/01	10.105		INLD

10.106	Stock Purchase Agreement between MTI and Micron Semiconductor Products, Inc. dated as of August 30, 2001	10-K	8/31/01	10.106		INLD

10.107	Donation Agreement between Micron Semiconductor Products, Inc. and the Micron Technology Foundation, Inc. dated as of August 30, 2001	10-K	8/31/01	10.107		INLD

10.108(a)+	Employment Agreement between the Registrant and Allen Shulman dated November 1, 2001	10-K	8/31/02	10.108	(a)	INLD

10.108(b)+	Amendment to Employment Agreement between the Registrant and Allen Shulman dated as of September 10, 2002.	10-K	8/31/02	10.108	(b)	INLD

10.109	February 8, 2002 Investor Rights Agreement by and among Interland, Inc., PAR Investment Partners, L.P., Hartford Capital Appreciation Fund, and certain other stockholders	10-Q	2/28/02	10.109		INLD

						FILED
						PREVIOUSLY
		INCORPORATED BY REFERENCE				ON FORM	FILED
Exhibit	Description	Form	Date	Number	Registrant	10-K	HEREWITH

10.110(1)	Agreement and Plan of Merger dated as of February 8, 2002, by and between CommuniTech.Net, Inc., Montana Acquisition Company, Inc., Interland, Inc., Gabriel Murphy, and Bryan Heitman	10-Q	2/28/02	10.110	INLD

10.112	Amendment to Stock Rights Agreement dated as of March 28, 2002 by and among	10-Q	5/31/02	10.112	INLD

10.116	Escrow Agreement dated as of June 13, 2003, by and among Interland, Inc., William B. Bunting, Steve Harter, and Dominique Bellanger, and SunTrust Bank, a Georgia banking corporation (the “Escrow Agent”)	10-Q	5/31/03	10.1	INLD

10.118+	Employment Agreement dated as of January 13, 2003 by and between Interland and William Jones	10-K/A	8/31/03	10.118	INLD

10.119+	Employment Agreement dated as of August 5, 2002 by and between Interland and Tiffani D. Bova	10-K/A	8/31/03	10.119	INLD

10.120	Promissory Note in the principal amount of $4,780,475 dated February 11, 2004 in favor or U.S. Bancorp Oliver-Allen Technology Leasing.	10-Q	2/29/04	10.117	INLD

10.121(2)	Hosting Provider Program Agreement dated February 24, 2004 between INTERLAND, INC. and Red Hat, Inc.	10-Q	2/29/04	10.118	INLD

10.124+	Director Compensation Policy effective as of June 1, 2005	8-K	4/19/05	10.1	INLD

10.125+	Amendment to Stock Options, dated as of May 24, 2005	8-K	5/31/05	10.125	INLD

						FILED
						PREVIOUSLY
		INCORPORATED BY REFERENCE				ON FORM	FILED
Exhibit	Description	Form	Date	Number	Registrant	10-K	HEREWITH

10.126+	Form of Employment Agreement by and between Interland, Inc. and Juan G. Troncoso and Richard A. Pitrolo	8-K	6/13/05	10.126	INLD

10.127+	Form of Employment Agreement dated as of July 28, 2005 with Jeffrey Stibel	8-K	8/3/05	10.1	INLD

10.128+	Form of Employment Agreement dated as of July 28, 2005 with Peter Delgrosso	8-K	8/3/05	10.2	INLD

10.129+	Form of Option Agreement dated as of July 28, 2005 with Jeffrey Stibel	8-K	8/3/05	10.3	INLD

10.130	Form of Subscription Agreement dated July 28, 2005 with Jeffrey Stibel	8-K	8/3/05	10.4	INLD

10.131+	Form of Option Agreement dated as of July 28, 2005 with Peter Delgrosso	8-K	8/3/05	10.5	INLD

10.132+	Form of Separation Agreement and Mutual Release of Claims executed August 3, 2005 by and between Interland, Inc. and Joel Kocher	8-K	8/3/05	10.6	INLD

10.133+	Separation Agreement and Full Release of Claims executed August 3, 2005 by and between Interland, Inc. and William J. Jones	8-K	8/11/05	10.1	INLD

10.134	Escrow Agreement dated as of August 31, 2005 by and between Interland, Inc., Peer 1 Acquisition Corporation and SunTrust Bank	8-K	9/7/05	10.1	INLD

10.135+	Interland, Inc. 2005 Equity Incentive Plan	8-K	9/7/05	10.2	INLD

10.135+	Form of Notice of Grant to be issued under the 2005 Equity Incentive Plan	8-K	9/7/05	10.3	INLD

14.00	Code of Ethics	10-Q	4/28/05	14.0	INLD

FILED
PREVIOUSLY
		INCORPORATED BY REFERENCE				ON FORM	FILED
Exhibit	Description	Form	Date	Number	Registrant	10-K	HEREWITH

21.01	Subsidiaries of the Registrant						X

23.01	Consent of Independent Registered Public Accounting Firm						X

24.01	Power of Attorney						X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002						X

32.1	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002						X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X

*	INLD indicates the exhibit is incorporated by reference to the Registrant’s prior filings with the SEC. ILND indicates the exhibit is incorporated by reference to Interland-Georgia’s prior filings with the SEC,

+	Management contract or compensatory arrangement or plan.

(1)	Schedules and exhibits have been omitted from the exhibit. A list of omitted schedules and exhibits is set forth immediately following the table of contents of the exhibit. Copies will be provided to the Commission upon request.

(2)	The Company has requested confidential treatment for portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLAND, INC.
Date: November 7, 2005	/s/ Gonzalo Troncoso
	By:	Gonzalo Troncoso
Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey M. Stibel Jeffrey M. Stibel	Chief Executive Officer (principal executive officer)	November 7, 2005
/s/ Allen L. Shulman Allen L. Shulman	President and Chief Operating Officer	November 7, 2005
/s/ Juan G. Troncoso Juan G. Troncoso	Vice President and Chief Financial Officer (principal accounting officer)	November 7, 2005
/s/ John B. Balousek John B. Balousek	Director	November 7, 2005
/s/ Dr. John Patrick Crecine Dr. John Patrick Crecine	Director	November 7, 2005
/s/ Robert Lee Robert Lee	Director	November 7, 2005
/s/ Alex Kazerani Alex Kazerani	Director	November 7, 2005
/s/ Robert T. Slezak Robert T. Slezak	Director	November 7, 2005
/s/ Joel J. Kocher Joel J. Kocher	Director	November 7, 2005
/s/ Seymour Holtzman Seymour Holtzman	Chairman of the Board of Directors	November 7, 2005
/s/ Efrem Gerszberg Efrem Gerszberg	Director	November 7, 2005