Form 10-K/A
period 2005-08-31
INTERLAND INC /MN/
filed 2005-12-22
CIK 854460

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐      No ☑
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

Explanatory Note
This Annual Report on Form 10-K/A is being filed as an amendment to our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 to amend certain disclosures contained in Part III of the Annual Report on Form 10-K, as filed by the Registrant on November 7, 2005.
Except as otherwise expressly noted herein, this Amendment to Annual Report on Form 10-K/A does not reflect events occurring after the November 7, 2005 filing of our original annual Report on Form 10-K in any way, except to reflect the changes discussed in the amendment. The Registrant does not undertake to update any item on that Annual Report other than those items set forth below. Accordingly, this amendment should be read in conjunction with the original filing.
As a result of these amendments, the Company is also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Amendment does not modify or update other disclosures in, or exhibits to, the original filing.

Part III
Item 10. Directors and Executive Officers of the Registrant
Executive Officers and Directors of the Registrant
The executive officers and directors of the Company and their ages as of November 30, 2005, were as follows:

Name	Age	Position
Jeffrey M. Stibel	32	President, Chief Executive Officer and Director
Gonzalo Troncoso	43	Executive Vice President and Chief Financial Officer
Richard A. Pitrolo	45	Executive Vice President, Chief Operations Officer
Jonathan B. Wilson	39	Senior Vice President, General Counsel
Seymour Holtzman	70	Chairman of the Board of Directors
John B. Balousek	60	Director
John Patrick Crecine	66	Director
Efrem Gerszberg	31	Director
Alex Kazerani	32	Director
Joel J. Kocher	49	Director
Robert Lee	57	Director
Robert T. Slezak	48	Director
JEFFREY M. STIBEL was appointed President and Chief Executive Officer of Interland and a member of the Board of Directors in August 2005. From August 2000 to August 2005, Mr. Stibel held executive positions at United Online, Inc. (NASDAQ: UNTD), a technology company that owns and operates branded ISPs (NetZero, Juno and BlueLight Internet) and Web services (Classmates.com, MySite, PhotoSite and FreeServers). Mr. Stibel was most recently Senior Vice President overseeing Web hosting, email, online digital photos, search and domain registration across United Online’s numerous brands. Prior to working for United Online, from September 1999 to August 2000, Mr. Stibel was Chairman and CEO of Simpli.com Inc., a search and marketing technology company currently owned by ValueClick, Inc. (NASDAQ: VCLK). Mr. Stibel previously worked at GTE (Verizon) on SuperPages, an online yellow pages and eCommerce business directory. In addition, he has worked in mergers and acquisitions at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP and in marketing for The Greenfield Consulting Group. He currently serves on the board of directors for several private companies. Mr. Stibel received a master’s degree from Brown University and studied business and brain science at MIT’s Sloan School of Management and at Brown University, where he was a Brain and Behavior Fellow.
GONZALO TRONCOSO serves as Executive Vice President and Chief Financial Officer for Interland. Mr. Troncoso brings diverse finance and accounting experience having held posts in the US, Europe and Latin America. Before joining Interland in 2001, he was Chief Financial Officer of SRC International from 1986 to 1997, Director of Global Acquisitions for Chatham Technologies International from 1997 to 1998 and Finance Director at both Anixter International and PSINet. He also held several mid-management positions at Colgate-Palmolive’s Colombian subsidiary. Mr. Troncoso earned a Bachelor’s Degree in Finance & Accounting from Universidad Javeriana in Colombia and holds an MBA from St. Joseph’s University in Philadelphia.
RICHARD A. PITROLO serves as Executive Vice President and Chief Operations Officer for Interland. Mr. Pitrolo is responsible for the delivery of technical and customer support services. Prior to joining Interland in November of 2003, Mr. Pitrolo was most recently Vice President of Operations for Stream International, a global leader in outsourced technology and customer support service from 2000 to 2003. Prior to Stream International, Mr. Pitrolo was Director of Operations and Support for Inacom Corporation and his responsibilities included oversight of the NA Field Dispatch and CRM organizations from 1998 to 2000. He also served as President and General Manager of PC Technologies Services, an outsourcing organization supporting Gateway Corp CRM and on-site subcontracting contracts, as well as numerous management positions within Gateway Corporation. Mr. Pitrolo also has Nuclear Fuels Management experience with the Department of Energy, Westinghouse, and Lockheed Martin. Mr. Pitrolo holds a Bachelor’s Degree in Business Administration from the University of Central Oklahoma.
JONATHAN B. WILSON serves as Senior Vice President and General Counsel for Interland. Mr. Wilson joined Interland in 2001 as Assistant General Counsel and was promoted to General Counsel in January 2004. Prior to joining Interland, Mr. Wilson was the General Counsel of an Internet start-up after more than ten years of large firm private practice with Atlanta firms including King & Spalding. Mr. Wilson is the Chair of the Internet Industry Committee for the ABA’s Public Utility, Communications and Transportation Law Section and has served in that capacity since founding the committee in 1997. Mr. Wilson is a co-author and co-editor of Internet Forms and Commentary: A Practitioner’s Guide to E-Commerce Contracts and the World Wide Web (American Bar

Association: 2003) and is the author of Out of Balance: Prescriptions for Reforming the American Litigation System (2005). He earned his J.D. from George Washington University and was graduated Phi Beta Kappa from William and Mary.
SEYMOUR HOLTZMAN was appointed as Chairman of the Board of Directors of Interland in August 2005. He is Co-Chairman of the Board of Directors of George Foreman Enterprises, Inc. (OTC: GFME), formerly MM Companies, Inc. (OTC: MMCO). Mr. Holtzman was the Chief Executive Officer and Chairman of the Board of MMCO since January 2001. Mr. Holtzman has also been a director and Chairman of the Board of Casual Male Retail Group, Inc. since April 2000. Mr. Holtzman was previously the President and Chief Executive Officer of Jewelcor, Inc., a former New York Stock Exchange listed company that operated a chain of retail stores and other businesses until 1988. Mr. Holtzman currently serves as Chairman and Chief Executive Officer of each of Jewelcor Management, Inc., a company primarily involved in investment and management services; C.D. Peacock, Inc., a Chicago, Illinois retail jewelry establishment; and S.A. Peck & Company, a retail and mail order jewelry company based in Chicago, Illinois. From 1986 to 1988, Mr. Holtzman was Chairman of the Board and Chief Executive Officer of Gruen Marketing Corporation, an American Stock Exchange listed company involved in the nationwide distribution of watches. Mr. Holtzman brings over 40 years of business and management experience to Interland.
JOHN B. BALOUSEK has served as a member of the Board of Directors since August 1999. He currently serves as a director on the boards of Aptimus, Inc. and Central Garden & Pet Company (NASDAQ: CENT), both publicly held companies, and several privately held firms. From 1998 to 1999, Mr. Balousek served as Executive Vice President and a founder of PhotoAlley.com, a San-Francisco-based start-up company providing electronic commerce services. He served as Chairman and CEO of True North Technologies, a digital and interactive services company of True North Communications, parent company of Foote Cone & Belding Communications, Inc., a global advertising and communications company, from March to July 1996. Mr. Balousek continued to serve as a director of True North Communications until January 1997. From 1991 to February 1996, he served as President, Chief Operating Officer and Director of Foote Cone & Belding Communications.
DR. JOHN PATRICK CRECINE became a director of Interland in November 2003. Dr. Crecine is Chief Executive Officer of B.P.T., Inc., a private investor, and consultant. He was President of the Georgia Institute of Technology from 1987 to mid-1994. Previously he served as a Professor at the University of Michigan and founding director of the Institute of Public Policy Studies from 1965 to 1975. Dr. Crecine became Dean of the College of Humanities and Social Sciences at Carnegie Mellon University in 1976, a position he held until 1983 when he became the University’s Provost and Senior Vice President for Academic Affairs. He held that position until his Georgia Tech appointment. Dr. Crecine also has been a Director of INTERMET Corporation, formerly a publicly held company, since 1993. During 2005, INTERMET emerged from Chapter 11 bankruptcy protection.
EFREM GERSZBERG was appointed to Interland’s Board of Directors in August 2005. He has been the President and Chief Operating Officer of George Foreman Enterprises, Inc. (OTC: GFME), formerly MM Companies, Inc. (OTC: MMCO), since May 2004. In addition, in August 2005, Mr. Gerszberg was appointed as a member of the Board of Directors of George Foreman Enterprises. Since 2003, Mr. Gerszberg has been the Chief Operating Officer of Jewelcor Management Inc., an entity primarily engaged in investment and management services. Prior to Jewelcor Management, from 1999 through 2003, Mr. Gerszberg was a proprietary trader of equities and futures for JP Capital, Carlin Trading and Schoenfeld Securities. Since its inception in 1993, Mr. Gerszberg has served on the Board of Directors and Strategic Advisory Panel of Ecko Unlimited, a privately held young men’s apparel company. Mr. Gerszberg earned his J. D. from Rutgers School of Law.
ALEX KAZERANI was appointed to Interland’s Board of Directors in August 2005. Mr. Kazerani has founded and successfully led a number of business initiatives including KnowledgeBase.net and HostPro, Inc. and has extensive experience developing and designing technology solutions and operations for web hosting applications and data center build-outs. Mr. Kazerani is currently Vice President of Talisma’s KnowledgeBase Group. From March 2001 to March 2005, Mr. Kazerani was Chairman and Chief Executive Officer of KnowledgeBase Solutions, Inc., prior to its acquisition by Talisma. In addition to this position, Mr. Kazerani is a partner in several venture capital funds and was a finalist at the 2005 Ernst & Young Entrepreneur of the Year award. Mr. Kazerani earned a B.A. degree in International Relations and Economics from Tufts University.
JOEL J. KOCHER has served as a member of the Board of Directors since 1998. He joined the Company in January 1998 as President, Chief Operating Officer and Director. He was appointed Chairman and Chief Executive Officer in June 1998, and served as Chief Executive Officer and Chairman until August 2005. Prior to joining the Company, Mr. Kocher served as President and Chief Operating Officer at Power Computing Corporation, a personal computer company, from December 1996 until August 1997. He served as Executive Vice President and then Chief Executive Officer of Artistsoft, Inc., a computer networking and telephony company from August 1994 to January 1996. From 1987 to 1994, he held several senior executive positions with Dell Computer Corporation, including President, Worldwide Sales, Marketing and Services.

ROBERT LEE has served as a member of the Board of Directors since April 1999. He is currently also a director on the boards of Broadvision, Inc. and Netopia, Inc., both publicly held companies, as well as several privately held firms. From 1995 to May 1998, he served as President of Business Communications Services for Pacific Bell. Mr. Lee also served as Executive Vice President, California Market Group, for Pacific Bell from 1993 to 1995.
ROBERT T. SLEZAK has served as a member of the Board of Directors since August 2001. He currently also serves as a director on the boards of Matrix Bancorp Inc. and Pegasus Communications Corp., both publicly held companies. Mr. Slezak has worked as an independent management consultant since November 1999. From October 1989 to November 1999, he served as Chief Financial Officer of Ameritrade Holding Corporation, managing the accounting, finance, tax, mergers and acquisitions and regulatory reporting functions of this online brokerage firm.
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
Code of Conduct
All employees and directors of the Company, including the Company’ s Chief Executive Officer, Chief Financial Officer and principal accounting officer or controller, are required to comply with the Interland, Inc. Code of Conduct. This Code is available on the legal notices page of the Company’s web site at www.interland.com. The Company will disclose on its web site any amendments to or waivers from provisions of the Code as required by the rules of the Securities and Exchange Commission and the NASDAQ Stock Market. The Board of Directors has also established procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters. Complaints regarding these matters will be reviewed under audit committee direction and oversight.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers and persons who own beneficially more than 10% (collectively, the “Beneficial Owners”) of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes of ownership with the SEC. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that the Beneficial Owners complied with all applicable Section 16(a) filing requirements during the fiscal year ended August 31, 2005, except Husic Capital Management filed one late Form 3 and two late Forms 4 reporting a total of three purchases, and each of Gonzalo Troncoso, Richard A. Pitrolo, Glenn Hofmann and Jonathan B. Wilson filed one late Form 4 to report one exempt option grant.
Item 11. Executive Compensation
COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS
Compensation of Executive Officers
The following table sets forth the cash and non-cash compensation for each of the last three fiscal years for services rendered to the Company, its predecessors and its subsidiaries, awarded to or earned by any individual who served as Chief Executive Officer of the Company during fiscal 2005 and each of the other four most highly compensated executive officers of the Company who were serving as executive officers at the end of fiscal 2005 whose combined salary and bonus earned in fiscal 2005 exceeded $100,000 and two former executive officers who were no longer officers at fiscal year end but who would have been among the most highly compensated executive officers for the fiscal year (collectively, the “Named Executive Officers”):
SUMMARY COMPENSATION TABLE

							Long-Term
							Compensation
		Annual Compensation					Awards
					Other		Securities		All
	Fiscal				Annual		Underlying		Other
Name and Principal Position	Year	Salary(1)		Bonus(2)	Compensation(3)		Options		Compensation(4)
Jeffrey M. Stibel	2005	$—	(5)	$—	$—		1,700,000	(6)	$—
President and Chief Executive	2004	—		—	—		—		—
Officer	2003	—		—	—		—		—

Allen L. Shulman	2005	274,231		—	—		20,000	(8)	—
President and Chief Operating	2004	256,401		—	—		6,000	(8)	—
Officer(7)	2003	251,750		84,966	—		27,500	(8)	1,926

Gonzalo Troncoso	2005	166,154		37,800	—		10,000	(8)	—
Executive Vice President,	2004	141,923		18,000	—		6,000	(8)	—
Chief Financial Officer	2003	—		—	—		—		—

Richard A. Pitrolo	2005	175,000		42,000	—		—		—
Executive Vice President,	2004	142,788		25,000	—		15,000	(8)	37,678	(9)
Chief Operations Officer	2003	—		—	—		—		—

Glenn R. Hofmann, Senior Vice	2005	160,769		35,700	—		10,000	(8)	—
President, Products	2004	—		—	—		—		—
and Technology(10)	2003	—		—	—		—		—

Joel J. Kocher	2005	420,923		—	68,257	(12)	50,000	(8)	360,000	(14)
Former Chairman, President	2004	257,570		—	87,309	(12)	10,000	(8)	—
and Chief Executive	2003	382,391		—	194,920	(13)	35,000	(8)	—
Officer(11)

William Jones Former Chief Information	2005	192,308		—	—		—		100,000	(14)
Officer and Vice President of	2004	201,099		—	—		1,000	(8)	—
Operations(15)	2003	130,769		29,538	—		15,000	(8)	54,340	(16)

(1)	Includes compensation deferred by the employee under the Company’s qualified 401(k) retirement plans.

(2)	Includes amounts paid under the Company’s profit sharing plans and amounts awarded and paid under the Management and Executive Incentive Plan (the “Incentive Plan,” formerly the Micron Electronics, Inc. Executive Bonus Plan) for fiscal 2004 and earned and paid under the Incentive Plan for prior fiscal years.

(3)	Excludes certain perquisites and other amounts that in the aggregate did not exceed the lesser of $50,000 or 10% of the total annual salary and bonuses for the officer.

(4)	Except as otherwise noted, consists of matching contributions made by the Company under qualified 401(k) retirement plans.

(5)	Executive has voluntarily elected to receive no base salary.

(6)	Represents options issued as an “inducement grant” under NASDAQ Rule 4350(i)(1)(A)(iv) and pursuant to that certain Option Agreement dated as of July 28, 2005 between the Company and Mr. Stibel.

(7)	This individual’s employment with the Company terminated on October 18, 2005.

(8)	Represents options to purchase shares of the Company’s common stock granted under the Company’s 2002 Equity Incentive Plan.

(9)	Includes $15,406 of relocation assistance and $22,272 as an initial employment bonus.

(10)	This individual’s employment with the Company commenced on September 14, 1998, and he became an executive officer on April 5, 2004.

(11)	This individual’s employment with the Company terminated on August 11, 2005.

(12)	Represents amounts the Company paid for travel to and lodging near the Company’s headquarters, as Mr. Kocher does not reside in the Atlanta area.

(13)	Represents the market value ($113,400) for a stock grant of 9,146 shares, plus amounts the Company paid for travel to and lodging near the Company’s headquarters, as Mr. Kocher does not reside in the Atlanta area.

(14)	Represents severance payment.

(15)	This individual’s employment with the Company terminated on August 5, 2005.

(16)	Represents payment of $54,340 by the Company for relocation costs, including reimbursement for related taxes.

OPTION GRANTS IN FISCAL 2005
The following table provides information with respect to stock options granted in fiscal 2005 to each of the Named Executive Officers who received options. In accordance with the rules of the SEC, the table sets forth the hypothetical gains or “option spreads” that would exist for the options at the end of their respective terms based on assumed annual rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, on option exercises are dependent on the future performance of the Company’s common stock and overall market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.

	Individual Grants
			Percent of			Potential Realizable Value at
	Number of		Total Options			Assumed Annual Rates of Stock
	Securities		Granted to	Exercise		Price Appreciation for Option
	Underlying		Employees in	Price	Expiration	Term
Name	Options Granted		Fiscal 2005 (3)	Per Share	Date	5%	10%
Jeffrey M. Stibel	1,700,000	(1)	79.8%	$2.29	7/28/2015	$2,448,287	$6,204,439

Allen L. Shulman	20,000	(2)	0.9%	$2.62	2/3/2015	$32,954	$83,512

Gonzalo Troncoso	10,000	(2)	0.5%	$3.01	12/20/2014	$18,930	$47,972

Richard A. Pitrolo	—		—	—	—	—	—

Glenn R. Hofmann	10,000	(2)	0.5%	$3.01	12/20/2014	$18,930	$47,972

Joel J. Kocher	50,000	(2)	2.3%	$2.62	2/3/2015	$82,385	$208,780

William Jones	—		—	—	—	—	—

(1)	Represents options granted pursuant to a stock option agreement with the Company entered into in connection with Mr. Stibel’s employment agreement. Such options are nonstatutory stock options (“NSOs”) and vest over three years in equal monthly increments. The exercise price of such options is equal to 100% of the fair market value of the Company’s common stock on the date of grant.

(2)	Represents options granted pursuant to the Company’s 2002 Equity Incentive Plan that initially vested over two years in increments of 50% per year. Options granted pursuant to the Company’s 2002 Equity Incentive Plan are granted as incentive stock options (“ISOs”) or NSOs. ISOs are granted with an exercise price equal to 100% of the fair market value (as defined in the plan) of the Company’s common stock on the date of grant. NSOs granted and set forth in the above table were granted with an exercise price equal to 100% of the fair market value (as defined in the plan) of the Company’s common stock on the date of grant. The options subsequently were amended to become fully vested as of May 31, 2005.

(3)	Reflects percent of total options to purchase shares of the Company’s common stock granted to employees during fiscal 2004.

AGGREGATED OPTION EXERCISES IN FISCAL 2005 AND AUGUST 31, 2005 OPTION VALUES
The following table provides information regarding Company stock option exercises in fiscal 2005 by the Named Executive Officers, and the value of such officers’ unexercised options at August 31, 2005:

					Value of Unexercised
			Number of Securities Underlying Unexercised		In-The-Money Options
	Shares		Options		at Fiscal Year-End
	Acquired on	Value	at Fiscal Year-End		Exercisable (E) /
Name	Exercise	Realized	Exercisable (E) / Unexercisable (U)		Unexercisable (U)
Jeffrey M. Stibel			45,222	(E)	$12,278 (1)
			1,652,778	(U)	429,722 (1)

Allen L. Shulman			78,500	(E)	$0
			0	(U)

Gonzalo Troncoso			25,358	(E)	$0
			0	(U)

Richard A. Pitrolo			15,000	(E)	$0
			0	(U)

Glenn R. Hofmann			22,686	(E)	$0
			0	(U)

Joel J. Kocher			460,945	(E)	$0
			0	(U)

William Jones			16,000	(E)	$0
			0	(U)

(1)	Based on the difference between the closing price for the Company’s common stock on the NASDAQ Stock Market, on August 31, 2005, of $2.55 per share, and the exercise price of $2.29 per share.
Compensation of Directors
Members of the Board of Directors who are not employees of the Company or employees, officers or directors of any subsidiary or affiliate of the Company are paid an annual retainer of $25,000 (the “Annual Retainer”). The Annual Retainer is payable in arrears in equal quarterly installments within the first thirty days of each fiscal quarter to qualified directors holding office during the prior fiscal quarter. Qualified directors who hold office for less than an entire fiscal quarter receive a pro-rated portion of the Annual Retainer.
Prior to April 14, 2005, all directors who were not employees of the Company or its subsidiaries or affiliates were to receive a formula nonstatutory stock option (a “Formula Option”) of 1,000 shares of common stock upon appointment to the Board and such directors serving on the Board as of the date immediately following each annual meeting of the Company’s shareholders were to receive a Formula Option as of the date of the meeting for 1,000 shares of common stock. The Formula Options had an exercise price equal to the market value of a share of the Company’s common stock on the grant date, had a term of ten years and vested 25% on the first anniversary of the grant date and 2.0833% monthly thereafter. The Company reimbursed directors for travel and lodging expenses, if any, incurred in connection with attendance at Board meetings or performance of director services.
On April 14, 2005, the Board of Directors approved a new director compensation policy for non-employee directors. The compensation package became effective as of June 1, 2005, including a decrease in the annual fee from $40,000 to $25,000. For each meeting attended by a non-employee director during a fiscal year in excess of four face-to-face meetings and four telephonic meetings, the Company pays the non-employee director $1,000 for each additional face-to-face meeting and $500 for each telephonic meeting. The Chair of the compensation committee and the audit committee (if the Chair is not an employee of the Company) each receive an annual fee of $5,000, and the Chairman of the Board (if the Chairman is not an employee of the Company) receives a fee of $10,000, in addition to the standard director fee. In addition, each non-employee director receives an annual grant of options to purchase

10,000 shares of common stock, and the Chairman of the Board (if the Chairman is not an employee of the Company) receives an additional annual grant of options for 12,000 shares. There also was an initial grant of options to purchase 20,000 shares to each non-employee director, effective June 1, 2005. The annual grants began September 1, 2005.
Employment Arrangements
The Company has entered into employment agreements with Jeffrey M. Stibel, the Company’s Chief Executive Officer, Gonzalo Troncoso, the Company’s Chief Financial Officer, Richard A. Pitrolo, the Company’s Chief Operations Officer, Jonathan B. Wilson, the Company’s General Counsel, and Glenn R. Hofmann, the Company’s Senior Vice President of Products and Technology (collectively, the “Executive Agreements”).
The Company has also entered into employment agreements with certain former officers and employees, including Joel J. Kocher, the Company’s former Chairman, President, and Chief Executive Officer; Allen L. Shulman, its former President and Chief Operating Officer; and William Jones, its former Chief Information Officer and Vice President of Operations.
In connection with the appointment of Jeffrey M. Stibel as Chief Executive Officer in July 2005, Mr. Stibel and the Company entered into an employment agreement. Mr. Stibel’s agreement has an indefinite term, and his employment is on an “at will” basis. His employment may be terminated by either party at any time, for any reason. Under Mr. Stibel’s current agreement, he will not initially draw any salary. The Company and Mr. Stibel have agreed that if he has continued to serve for over three years without a salary increase, then on or before July 28, 2008, they will negotiate in good faith a salary that is commensurate with the then-current market rate for executives with similar background and experience. Mr. Stibel will be entitled to an annual bonus in the amount of $100,000 based upon his achieving reasonable goals and metrics to be established by the Board and Mr. Stibel within 60 days after the date of the employment agreement. Mr. Stibel has purchased 250,000 shares of the Company’s common stock at a price of $2.29 per share pursuant to a Subscription Agreement. The Company agreed to nominate Mr. Stibel for election to the Board of Directors at the Company’s 2005 annual meeting of shareholders, and to continue to so nominate him for so long as he serves in the capacity of Chief Executive Officer. The Company represented to Mr. Stibel that it would nominate Alex Kazerani for election to the Board of Directors at the annual meeting of shareholders. The Board of Directors nominated, and the shareholders elected, Mr. Stibel and Mr. Kazerani to the Board at that meeting. The Company and Mr. Stibel have agreed to restrictive covenants, including confidentiality, invention assignment, and non-competition provisions.
If Mr. Stibel’s employment is terminated for Non-Performance Due to Disability (as defined in the agreement), in addition to continued participation in the Company’s plans, he will be entitled to benefits under the Company’s disability plan and a severance benefit of $350,000. In addition, any stock options or restricted stock then held by Mr. Stibel, including the current option grant described below, will be subject to accelerated vesting and extended exercisability as described further below. If Mr. Stibel’s employment is terminated by death, his heirs will be entitled to receive continuation of his benefits and the severance benefit. If Mr. Stibel’s employment is terminated by the Company other than for Cause or by him for Good Reason (as those terms are defined in his employment agreement), or if his employment is terminated within six months following a Change in Control or Corporate Transaction (as those terms are defined in his employment agreement), Mr. Stibel will be entitled to continue participation in the Company’s employee benefit plans, and shall be entitled to the severance benefit of $350,000. In addition, any stock options or restricted stock then held by Mr. Stibel, including the current option grant described below, will be subject to accelerated vesting and extended exercisability as described further below. If any payment or distribution (including an acceleration of option vesting), under the employment agreement or otherwise, is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986 (relating to “parachute” payments), Mr. Stibel will be entitled to a “gross-up payment” in an amount such that after Mr. Stibel pays all taxes (including the excise tax, income tax and all others) payable with respect to the gross-up payment, he will retain a sufficient amount to pay the excise tax.
In connection with Mr. Stibel’s appointment, on July 28, 2005 the Company granted Mr. Stibel an option to purchase 1.7 million shares of Company common stock at an exercise price of $2.29. The option shares vest and become exercisable at the rate of 47,222 shares per month, beginning August 28, 2005. On the three-year anniversary of the grant date, all unvested shares will vest and become exercisable. The option is subject to accelerated vesting upon termination of his employment without Cause, for Good Reason, within six months following a Change in Control or a Corporate Transaction, for Non-Performance Due to Disability, or death. In addition, Mr. Stibel entered into a Subscription Agreement with the Company on July 28, 2005 under which he purchased 250,000 shares of the Company’s common stock for a purchase price of $2.29 per share. Mr. Stibel has demand registration rights with respect to the shares under the terms specified in a Registration Rights Agreement.
The Executive Agreements for the other Named Executive Officers provide for a Base Salary, and a lump sum severance payment of six months of Base Salary in the event of termination other than for Cause, except in the case of Mr. Shulman whose severance is for twelve months instead of six months. The annual Base Salary is set forth in an exhibit to each Executive Agreement as follows:

$305,000 for Mr. Shulman, $200,000 for Mr. Jones, $185,000 for Mr. Pitrolo, $185,000 for Mr. Troncoso, $175,000 for Mr. Wilson and $170,000 for Mr. Hofmann. These Executive Agreements also provide for additional performance-based compensation, specified to be up to 45% of Base Salary in the case of Mr. Shulman, up to 40% of Base Salary in the case of Mr. Jones, up to 50% of Base Salary in the case of Mr. Pitrolo and Mr. Troncoso, and up to 35% of Base Salary in the case of Mr. Wilson and Mr. Hofmann These executives also entered into a separate Confidentiality and Non-Competition Agreement (“Non-Competition Agreement”). The Non-Competition Agreement provides for a term of twelve months after termination, except in the cases of Mr. Jones, the term is six months. Each Non-Competition Agreement prohibits competition with the Company and disclosure of confidential information by the executive. The Non-Competition Agreements also prohibit solicitation of customers or employees by the executive. The Executive Agreements allow either the Company or the officer to terminate the officer’s active employment with the Company for any reason, voluntary or involuntary, with or without cause, by providing notice to that effect in writing.
On December 6, 2005, Glenn R. Hofmann and the Company entered into a First Amendment of Employment Agreement and Release of Claims (the “Amendment”) in respect of Mr. Hofmann’s employment agreement, which provided that (a) Interland will pay Mr. Hofmann a lump sum payment of $85,000 on or about December 14, 2005, (b) Mr. Hofmann’s employment with the Company will terminate on or about February 28, 2006, (c) Mr. Hofmann will assist in the transition of the management of the Technology and Products Department from Mr. Hofmann’s leadership to that of Vikas Rijsinghani, who was recently hired by the Company as its Chief Technology Officer, and (d) Mr. Hofmann will have no further right to severance benefits upon his termination of employment for any reason.
The Company maintains no formal change of control agreements or arrangements with individual Company executives, except to the extent that certain executive employment agreements provide, as described above, for the payment of severance if the executive is terminated within several months after a change of control. However, the 2005 Equity Incentive Plan, the 2002 Equity Incentive Plan, the 2001 Equity Incentive Plan, and the 1995 Stock Option Plan provide for the vesting of any or all options granted pursuant to the plans to accelerate and become immediately exercisable upon a change of control of the Company, as defined in the applicable plans.
The employment agreement for Mr. Kocher provides for a “Transition Period” following termination, unless employment was terminated by the Company for cause or by the officer without good reason. During the Transition Period, the Mr. Kocher was to continue to receive all benefits “customarily provided” to such officer while employed, including, but not limited to, salary, bonuses, executive bonuses, benefits and continued vesting of any granted stock options. “Customarily provided” refers to Company practices and plans with respect to the officer’s benefits and compensation in effect as of the date of termination of the officer’s active employment with the Company. Such terminated officers will not be entitled to any new grants of interest in future executive bonuses, any new grants of stock options, or payment of any compensation under an incentive program that is deferred, due to payment criteria of such incentive program, as those criteria existed as of the date of termination of the officer’s active employment with the Company, beyond the Transition Period. The Transition Period is one year for Mr. Kocher. During any Transition Period, the executive would be subject to the following covenants: noncompete, nonsolicitation of employees, noninterference or solicitation or diversion of business, and nonsolicitation of customers and suppliers.
In connection with his resignation as Chairman and Chief Executive Officer, Mr. Kocher and the Company entered into a Separation Agreement and Mutual Release of Claims, executed August 3, 2005, and effective August 11, 2005, which agreement specifies the terms of Mr. Kocher’s retirement and supersedes the severance provisions of his employment agreement. The material terms of such agreement include the following:
•	After his resignation, Mr. Kocher plans to remain as a member of the Board of Directors. If he remains as a director, he will be entitled to receive the customary director compensation from that date forward.

•	He is entitled to receive severance in the aggregate amount of $360,000, plus a cash sum approximating 12 months’ COBRA premiums and related costs.

•	He is entitled to exercise during the Transition Period (as that term is defined in his employment agreement), and for 30 days thereafter, any stock options that have vested or will vest during that period.

•	The Company has agreed, subject to certain exceptions, to the extent that Mr. Kocher elects to employ separate counsel, to pay 50% of any reasonable attorneys’ fees of such counsel that may be incurred in the future in connection with pending litigation in which the Company and Mr. Kocher are co-defendants, up to an annual maximum of $60,000. Mr. Kocher is also entitled to reimbursement of any such amounts incurred prior to the effective date, up to a maximum of $12,800. Any such amount will be set off against the $60,000 cap for the first year. The Company has been paying for joint counsel for the Company and Mr. Kocher in this matter, and will continue to pay for that counsel in the defense of the Company.

•	The agreement also contains mutual releases of all claims and causes of action and covenants not to sue.

On December 6, 2005, Joel Kocher and the Company entered into an Agreement in which Mr. Kocher voluntarily surrendered for cancellation options previously granted for approximately 216,434 shares of the Company’s common stock, and the Company repurchased the options for nominal consideration of $1.00.
In connection with his resignation as President and Chief Operating Officer, Mr. Shulman entered into an agreement with Interland as of October 17, 2005. Under this agreement, Interland agreed to pay Mr. Shulman $362,500 and Mr. Shulman agreed to surrender for cancellation all of his outstanding stock options and agreed to appear as a witness on behalf of Interland in certain pending litigation matters. The agreement also provided for releases from him and the termination of all obligations by Interland under his former employment agreement.
In connection with his resignation as Chief Information Officer and Vice President, Mr. Jones entered into an agreement with Interland as of August 5, 2005. Under this agreement, Interland agreed to pay Mr. Jones $100,000. The agreement also provided for releases from him and the termination of all obligations by Interland under his former employment agreement.
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
Equity Compensation Plan Information
The following table provides information as of August 31, 2005 with respect to shares of Interland common stock that may be issued under existing equity compensation plans. Interland’s Board of Directors in the past has awarded grants of options to executive officers and employees on a case-by-case basis when sufficient shares were not available under equity compensation plans approved by shareholders. Interland does not intend to continue this practice except to the extent that shares are otherwise unavailable under shareholder-approved plans and the grants are permitted by applicable NASDAQ rules.

			Number of securities remaining
	Number of securities to be	Weighted average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)(1)	(b)(1)	(c)(1)
Plans Approved by Shareholders	1,074,366	$17.85	1,325,460
Plans Not Approved by Shareholders	1,915,000	$2.98	0

Total	2,989,366	$8.32	1,325,460

(1)	Excludes 127,411 shares of common stock to be issued upon the exercise of options issued under the 1999 Stock Incentive Plan of Interland-Georgia, Inc. (the “1999 Plan”), which options have a weighted average exercise price of $29.54. The Company assumed the outstanding options under the 1999 Plan when the Company acquired Interland-Georgia, Inc. on August 6, 2001.

Description of Plans Not Approved by Shareholders
The foregoing table includes a total of 1,915,000 shares subject to stock options which were not approved by shareholders because they were issued as “inducement grants” pursuant to NASDAQ Rule 4350(i)(1)(A)(iv). The terms of the inducement grants are summarized in the table below:

			Exercise	Expiration
Name	# Shares		Price	Date
Peter Delgrosso	200,000		$2.29	7/28/13
Joel Kocher	15,000	(1)	90.00	1/13/08
Jeffrey Stibel	1,700,000		2.29	7/28/13

(1)	This stock option was cancelled in December 2005.
In addition, the table includes one equity incentive plan not previously approved by Shareholders, which was the 2001 Equity Incentive Plan. The 2001 Equity Incentive Plan resulted from the assumption and amendment and restatement of the HostPro, Inc. 2000 Equity Incentive Plan I and HostPro, Inc. 2000 Equity Incentive Plan II (the “HostPro Plans”). The Company and the Company’s wholly owned subsidiary, HostPro, originally adopted the HostPro Plans on August 17, 2000, reserving a total of 10 million shares of HostPro common stock for issuance under the HostPro Plans.
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
A total of 6,858,000 shares of common stock (685,800 shares after giving effect to the 1-for-10 reverse stock split effective August 1, 2003) were reserved for issuance under the plan, including the shares subject to options issued under the HostPro Plans and converted into options to purchase Company common stock. This number of shares was to be adjusted proportionately to reflect stock splits, stock dividends and other similar events. Any shares subject to an option or other award granted under the plan that terminates without any shares being issued will again be available for grant and issuance under the plan. In addition, any shares issued under the plan that the Company repurchased at the original issue price were to again be available for issuance under the plan.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth ownership information with respect to the common stock of the Company, as of November 30, 2005, with respect to (i) persons known by the Company to beneficially own more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each Named Executive Officer of the Company listed in the “Summary Compensation Table” above, and (iv) all current directors and executive officers of the Company as a group:

	Interland, Inc.
	Common Stock
	Amount and Nature of	Percent
Name of Beneficial Owner	Beneficial Ownership(1)	of Class
PAR Investment Partners, L.P. (2)	2,000,000	12.2%
Dimensional Fund Advisors, Inc. (3)	1,212,256	7.4
Seymour Holtzman (4)	918,172	5.6
S. H. Holdings, Inc. (5)	896,172	5.5
Jeffrey M. Stibel (6)	612,614	3.7
Joel J. Kocher (7)	490,090	2.9
Robert T. Slezak (8)	118,150	*
Robert Lee (9)	63,800	*
John B. Balousek (10)	53,400	*
John Patrick Crecine (11)	32,300	*
Gonzalo Troncoso (12)	25,693	*
Glenn R. Hofmann (13)	22,686	*
Richard A. Pitrolo (14)	15,000	*
Efrem Gerszberg (15)	10,000	*
Alex A. Kazerani (16)	10,000	*
Allen L. Shulman	0	*
William Jones	0	*
All current directors and executive officers as a Group (13 persons) (17)	2,393,910	13.8%

*	Less than 1%

1.	Unless otherwise indicated below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. All holdings have been adjusted to reflect the 1-for-10 reverse stock split effective August 1, 2003.

2.	Information is based in part on Schedule 13G filed on February 12, 2002 by PAR Investment Partners, L.P. Represents 2,000,000 shares held by PAR Investment Partners, L.P. (“PAR Investment”), of which PAR Group, L.P. is a general partner. PAR Capital Management, Inc. provides investment management services for PAR Investment. Edward L. Shapiro, who served as a member of the Board of Directors of Interland from March 2002 to August 2005, is a Vice President and shareholder of PAR Capital Management, Inc., and a limited partner of PAR Group, L.P. PAR Capital Management, Inc. is a reporting company under the Exchange Act. The principal office for PAR Investment, PAR Group, L.P. and PAR Capital Management, Inc. is One Financial Center, Suite 1600, Boston, Massachusetts 02111.

3.	Information is based on Schedule 13F filed on September 30, 2005. Dimensional Fund Advisors, Inc. is the institutional investment manager for the following funds which hold the stock: DFA US Small Cap Value Portfolio; DFA Tax-Managed US Small Cap Value Portfolio; DFA US Micro Cap Portfolio; DFA US Small Cap Portfolio; DFA Tax-Managed US Small Cap Portfolio; DFA Tax-Managed US Marketwide Value Portfolio; DFA Variable-Samll Value Portfolio; DFA Tax-Managed US Equity Portfolio; SA US Small Company Fund; and DFA US Small Xm Value Portfolio. The principal office for Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

4.	Includes 22,000 shares subject to options held by Mr. Holtzman that are exercisable within 60 days after November 30, 2005. Includes 896,172 shares beneficially owned by Jewelcor as reported at Footnote 5 below.

5.	Includes 896,172 shares held by S.H. Holdings, Inc. Information is based in part on Schedule 13D filed jointly by Mr. Holtzman, Jewelcor Management, Inc. and S.H. Holdings, Inc. on July 21, 2004. Mr. Holtzman may be deemed to have shared voting and investment power over 896,172 shares beneficially owned by Jewelcor Management Inc. (JMI), of which Mr. Holtzman is the chairman, president and chief executive officer and indirectly, with his wife, the primary shareholder. The principal office for both companies is 100 N. Wilkes Barre Blvd., Wilkes Barre, Pennsylvania 18702.

6.	Includes 283,333 shares subject to options held by Mr. Stibel that are exercisable within 60 days after November 30, 2005.

7.	Includes 460,945 shares subject to options held by Mr. Kocher that are exercisable within 60 days after November 30, 2005.

8.	Includes 33,300 shares subject to options held by Mr. Slezak that are exercisable within 60 days after November 30, 2005.

9.	Includes 42,200 shares subject to options held by Mr. Lee that are exercisable within 60 days after November 30, 2005.

10.	Includes 42,200 shares subject to options held by Mr. Balousek that are exercisable within 60 days after November 30, 2005.

11.	Includes 32,300 shares subject to options held by Dr. Crecine that are exercisable within 60 days after November 30, 2005.

12.	Includes 25,358 shares subject to options held by Mr. Troncoso that are exercisable within 60 days after November 30, 2005.

13.	Includes 22,686 shares subject to options held by Mr. Hofmann that are exercisable within 60 days after November 30, 2005.

14.	Includes 15,000 shares subject to options held by Mr. Pitrolo that are exercisable within 60 days after November 30, 2005.

15.	Includes 10,000 shares subject to options held by Mr. Gerszberg that are exercisable within 60 days after November 30, 2005. Does not include shares held by Jewelcor Management, Inc. and S. H. Holdings, Inc. Mr. Gerszberg is an officer of Jewelcor Management, but does not exercise control over its securities.

16.	Includes 10,000 shares subject to options held by Mr. Kazerani that are exercisable within 60 days after November 30, 2005.

17.	Includes 1,020,869 shares subject to options that are exercisable within 60 days after November 30, 2005.
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
See “Item 11 — Executive Compensation – Employment Arrangements” for a description of certain transactions with Messrs. Hofmann, Kocher, Shulman, and Stibel.
Item 14. Principal Accounting Fees and Services
Fees Paid to Independent Registered Public Accounting Firm in Fiscal 2004 and 2005
During fiscal 2004 and 2005, the Company incurred the following fees for services performed:

	Fiscal 2005	Fiscal 2004
Audit Fees (1)	$1,066,383	$479,340
Audit Related Fees	25,668	15,500
Tax Fees	0	0
All Other Fees	0	0

(1)	Audit fees were for services performed by PricewaterhouseCoopers LLP, except $29,787 related to the 401(k) benefit plan audit performed by Grant Thornton LLP.
All of the services described above were approved by the Company’s audit committee. The audit committee has determined that the payments made to its independent registered public accounting firm for these services are compatible with maintaining such auditors’ independence.
All services performed by the independent registered public accounting firm are approved by the audit committee of the Board of Directors prior to performance. The Chairman of the audit committee has been delegated the authority by the committee to pre-approve the engagement of the independent registered public accounting firm when the entire committee is unable to do so. The Chairman must report all such pre-approvals to the entire audit committee at the next committee meeting.

PART IV
Item 15. Exhibits
The following documents are filed as exhibits to this Annual Report on Form 10-K:

							FILED
							PREVIOUSLY
		INCORPORATED BY REFERENCE					ON FORM	FILED
Exhibit	Description	Form	Date	Number		Registrant	10-K	HEREWITH

2.01	Agreement to Merger, dated as of October 10, 1994, as amended by the first amendment thereto, dated as of December 13, 1994, by and among ZEOS, MCI and MCMS	S-4	3/13/95	2.1		INLD

2.02	Articles of Merger, dated April 7, 1995, by and among ZEOS, MCI and MCMS	8-K	4/07/95	2.2		INLD

2.03	Purchase Agreement, dated March 22, 2001, by and among MEI California, Inc., the Registrant and MICRON Technology Inc. (“MTI”)	8-K	4/10/01	2.01		INLD

2.04	Agreement and Plan of Merger dated March 22, 2001, by and among the Registrant, Imagine Acquisition Corporation and Interland, Inc., a Georgia corporation (“Interland-Georgia”)	8-K	4/10/01	2.01		INLD

2.05	Membership Interest Purchase Agreement, dated as of April 30, 2001, by and between the Registrant and GTG PC Holdings, LLC	10-Q	5/31/01	2.01		INLD

2.06	First Amendment to Membership Interest Purchase Agreement and Form of Contribution Agreement, dated as of May 31, 2001, by and between the Registrant and GTG PC Holdings, LLC	10-Q	5/31/01	2.02		INLD

2.07(1)	Agreement and Plan of Merger dated as of May 3, 2002, by and between Dialtone Inc., Jaguarcub Acquisition Corporation, Dialtone Stockholders’ Representative	10-Q	5/31/02	2.07		INLD

2.08(a)(1)	Agreement and Plan of Merger dated as of August 30, 2002 by and among Interland, Inc., Panthercub Acquisition Corporation, iNNERHOST, Inc., Spire Capital Partners, L.P., Spire Investment L.L.C., Waller-Sutton Media Partners, L.P. and the other stockholders of iNNERHOST, Inc.	S-3/A	9/24/02	2.08		INLD

208(b)	Amendment dated as of October 10, 2002 to Agreement and Plan of Merger by and among Interland, Inc., iNNERHOST, Inc. and the stockholders of iNNERHOST, Inc.	10-K	8/31/02	2.08	(b)	INLD

							FILED
							PREVIOUSLY
		INCORPORATED BY REFERENCE					ON FORM	FILED
Exhibit	Description	Form	Date	Number		Registrant	10-K	HEREWITH
2.09(1)	Agreement and Plan of Merger dated as of December 19, 2002 by and among Interland, Inc., Bobcat Acquisition Corporation, Hostcentric, Inc. and William B. Bunting, Steven S. Harter, and Dominique Bellanger as Stockholders’ Representatives	8-K	12/20/02	2.1		INLD

2.10(1)	Merger Agreement and Plan of Reorganization among Trellix Corporation, Interland, Inc. and Cheetah Acquisition Corporation	S-3	1/22/03	2.10		INLD

2.11	Asset Purchase Agreement dated as of May 5, 2005, by and between Interland, Inc. and Caird Corporation	10-Q	5/31/05	2.01		INLD

2.12(1)	Asset Purchase Agreement dated as of August 31, 2005 by and between Peer 1 Acquisition Corporation and Interland, Inc.	8-K	9/7/05	2.1		INLD

3.01	Unofficial Restated Articles of Incorporation of Registrant (as amended through April 24, 2002)	10-Q	5/31/02	3.01		INLD

3.01(b)	Articles of Amendment to Articles of Incorporation of Registrant	10-K	8/31/03	3.01	(b)	INLD

3.02	Unofficial Restated Bylaws of the Registrant (as amended through April 24, 2002)	10-Q	5/31/02	3.02		INLD

4.01	Form of Stock Certificate of the Registrant	10-K	8/31/01	3.04		INLD

4.03	August 30, 2002 Registration Rights Agreement by and among Interland, Inc., Spire Capital Partners, L.P., Spire Investment, L.L.C., and Waller-Sutton Media Partners, L.P.	S-3	9/24/02	4.03		INLD

4.04	August 30, 2002 Stock Restriction Agreement by and among Spire Capital Partners, L.P., Spire Investment, L.L.C., and Waller-Sutton Media Partners, L.P.	S-3	9/24/02	4.04		INLD

4.05	March 28, 2002 Amendment to Stock Rights Agreement by and among Interland, Inc., Bryan Heitman and Gabriel Murphy	10-Q	5/31/02	10.112		INLD

4.06	July 11, 2002 Amendment to Stock Rights Agreement by and among Interland, Inc., Bryan Heitman and Gabriel Murphy	S-3/A	9/24/02	4.06		INLD

4.07	December 31, 2002 Amendment to Stock Rights Agreement by and among Interland, Inc., Bryan Heitman and Gabriel Murphy	S-3/A	3/17/03	4.07		INLD

4.08	Form of Warrant	S-3	1/22/03	4.07		INLD

10.35(a)+	Micron Electronics 1995 Stock Option Plan, as amended through August 29, 2001	S-8	1/14/00	4.1		INLD

							FILED
							PREVIOUSLY
		INCORPORATED BY REFERENCE					ON FORM	FILED
Exhibit	Description	Form	Date	Number		Registrant	10-K	HEREWITH
10.35(b)+	Form of Notice of Grant for Micron Electronics 1995 Stock Option Plan	10-K	8/31/01	10.35	(b)	INLD

10.35(c)+	Interland 1995 Stock Option Plan, as amended August 30, 2001	10-K	8/31/01	10.35	(c)	INLD

10.35(d)+	Form of Notice of Grant for Interland 1995 Stock Option Plan	10-K	8/31/01	10.35	(d)	INLD

10.36(a)+	Micron Electronics 1995 Employee Stock Purchase Plan, as amended through August 5, 2001	10-Q	6/1/95	10.36		INLD

10.36(b)+	Interland 1995 Employee Stock Purchase Plan, as amended August 6, 2001 and April 24, 2002						X

10.36(c)+	Interland, Inc. 2002 Equity Incentive Plan	S-8	10/3/03	4.1		INLD

10.38+	Form of Indemnification Agreement between the Registrant and its officers and directors	10-K	8/31/95	10.38		INLD

10.52+	Employment Offer, dated January 10, 1998, to Joel J. Kocher	10-Q	2/26/98	10.52		INLD

10.58+	The Registrant’s Executive Incentive Plan, as amended	10-Q	12/2/99	10.58		INLD

10.68+	Amended Non Qualified Stock Option Agreement, dated April 6, 2000	10-Q	6/1/00	10.68		INLD

10.69+	Amended Non Qualified Stock Option Agreement, dated April 6, 2000	10-Q	6/1/00	10.69		INLD

10.70(a)+	HostPro, Inc. 2000 Equity Incentive Plan I	10-K	8/31/00	10.70		INLD

10.70(b)+	HostPro, Inc. 2000 Equity Incentive Plan II	10-K	8/31/00	10.71		INLD

10.70(c)+	Form of Notice of Grant for HostPro, Inc. 2000 Equity Incentive Plans	10-K	8/31/00	10.72		INLD

10.70(d)+	Form of Notice of Grant for HostPro, Inc. 2000 Equity Incentive Plans	10-K	8/31/00	10.73		INLD

10.70(e)+	Micron Electronics 2001 Equity Incentive Plan, as amended as of March 22, 2001	10-Q	5/31/01	10.89		INLD

10.70(f)+	Interland 2001 Equity Incentive Plan, as amended August 6, 2001	10-K	8/31/01	10.70	(f)	INLD

10.70(g)+	Form of Notice of Grant for Interland 2001 Equity Incentive Plan	10-K	8/31/01	10.70	(g)	INLD

10.79+	The Registrant’s Severance Plan for Employees – 2001 Amendment and Restatement	10-Q	3/1/01	10.79		INLD

							FILED
							PREVIOUSLY
		INCORPORATED BY REFERENCE					ON FORM	FILED
Exhibit	Description	Form	Date	Number		Registrant	10-K	HEREWITH

10.80+	The Registrant’s Change in Control Severance Plan	10-Q	3/1/01	10.80		INLD

10.81+	HostPro, Inc. 2000 Incentive Plan II – Notice of Grant to Joel J. Kocher	10-Q	3/1/01	10.81		INLD

10.93	Operating lease for property located at 1450 Eagle Flight Way, Boise, Idaho, dated as of January 7, 2000	10-Q	5/31/01	10.92		INLD

10.94	Operating lease for property located at 3326 160th Avenue SE, Bellevue, Washington, dated as of December 16, 1999	10-Q	5/31/01	10.93		INLD

10.96(a)+	Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(a)	INLD

10.96(b)+	First Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(b)	INLD

10.96(c)+	Second Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(c)	INLD

10.96(d)+	Third Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(d)	INLD

10.96(e)+	Fourth Amendment to Interland-Georgia Stock Incentive Plan	S-8	9/17/01	4.05	(e)	INLD

10.101(a)	Amended and Restated Lease Agreement between Interland-Georgia and 101 Marietta Street Associates dated September 29, 1999	S-1/A	5/18/00	10.22	(a)	ILND

10.101(b)	First Amendment to Amended and Restated Lease Agreement between Interland-Georgia and 101 Marietta Street Associates dated November 23, 1999	S-1/A	5/18/00	10.22	(b)	ILND

10.104(a)	SunTrust Plaza Garden Offices Lease Agreement by and between SunTrust Plaza Associates, LLC and Interland-Georgia dated May 15, 2000	10-K	8/31/01	10.104	(a)	INLD

10.104(b)	First Amendment to Lease Agreement by and between SunTrust Plaza Associates, LLC and Interland-Georgia dated September 27, 2000	10-K	8/31/01	10.104	(b)	INLD

10.105	Amended and Restated Registration Rights Agreement between the Registrant, MTI and certain shareholders of Interland named therein dated August 6, 2001	10-K	8/31/01	10.105		INLD

10.106	Stock Purchase Agreement between MTI and Micron Semiconductor Products, Inc. dated as of August 30, 2001	10-K	8/31/01	10.106		INLD

10.107	Donation Agreement between Micron Semiconductor Products, Inc. and the Micron Technology Foundation, Inc. dated as of August 30, 2001	10-K	8/31/01	10.107		INLD

							FILED
							PREVIOUSLY
		INCORPORATED BY REFERENCE					ON FORM	FILED
Exhibit	Description	Form	Date	Number		Registrant	10-K	HEREWITH
10.108(a)+	Employment Agreement between the Registrant and Allen Shulman dated November 1, 2001	10-K	8/31/02	10.108	(a)	INLD

10.108(b)+	Amendment to Employment Agreement between the Registrant and Allen Shulman dated as of September 10, 2002	10-K	8/31/02	10.108	(b)	INLD

10.109	February 8, 2002 Investor Rights Agreement by and among Interland, Inc., PAR Investment Partners, L.P., Hartford Capital Appreciation Fund, and certain other stockholders	10-Q	2/28/02	10.109		INLD

10.110(1)	Agreement and Plan of Merger dated as of February 8, 2002, by and between CommuniTech.Net, Inc., Montana Acquisition Company, Inc., Interland, Inc., Gabriel Murphy, and Bryan Heitman	10-Q	2/28/02	10.110		INLD

10.112	Amendment to Stock Rights Agreement dated as of March 28, 2002 by and among Interland Inc., Gabriel Murphy and Bryan Heitman	10-Q	5/31/02	10.112		INLD

10.115(2)	Microsoft Services Provider License Agreement dated as of January 15, 2002	10-K	8/31/02	10.115		INLD

10.116	Escrow Agreement dated as of June 13, 2003, by and among Interland, Inc., William B. Bunting, Steven S. Harter, and Dominique Bellanger, and SunTrust Bank, a Georgia banking corporation (the “Escrow Agent”)	10-Q	5/31/03	10.1		INLD

10.118+	Employment Agreement dated as of January 13, 2003 by and between Interland and William Jones	10-K/A	8/31/03	10.118		INLD

10.119+	Employment Agreement dated as of August 5, 2002 by and between Interland and Tiffani D. Bova	10-K/A	8/31/03	10.119		INLD

10.120	Promissory Note in the principal amount of $4,780,475 dated February 11, 2004 in favor or U.S. Bancorp Oliver-Allen Technology Leasing	10-Q	2/29/04	10.117		INLD

10.121(2)	Hosting Provider Program Agreement dated February 24, 2004 between INTERLAND, INC. and Red Hat, Inc.	10-Q	2/29/04	10.118		INLD

10.122+	Form of Stock Option Agreement for Directors and Officers under the 2002 Equity Incentive Plan						X

10.124	Director Compensation Policy effective as of June 7, 2005	8-K	4/19/05	10.1		INLD

						FILED
						PREVIOUSLY
		INCORPORATED BY REFERENCE				ON FORM	FILED
Exhibit	Description	Form	Date	Number	Registrant	10-K	HEREWITH
10.125+	Amendment to Stock Options, dated as of May 24, 2005	10-Q	5/31/05	10.125	INLD

10.126+	Form of Employment Agreement by and between Interland, Inc. and Juan G. Troncoso and Richard A. Pitrolo	10-Q	5/31/05	10.126	INLD

10.127+	Form of Employment Agreement dated as of July 28, 2005 with Jeffrey Stibel	8-K	8/3/05	10.1	INLD

10.128+	Form of Employment Agreement dated as of July 28, 2005 with Peter Delgrosso	8-K	8/3/05	10.2	INLD

10.129+	Form of Option Agreement dated as of July 28, 2005 with Jeffrey Stibel	8-K	8/3/05	10.3	INLD

10.130	Form of Subscription Agreement dated July 28, 2005 with Jeffrey Stibel	8-K	8/3/05	10.4	INLD

10.131+	Form of Option Agreement dated as of July 28, 2005 with Peter Delgrosso	8-K	8/3/05	10.5	INLD

10.132+	Form of Separation Agreement and Mutual Release of Claims executed August 3, 2005 by and between Interland, Inc. and Joel Kocher	8-K	8/3/05	10.6	INLD

10.133+	Separation Agreement and Full Release of Claims executed August 3, 2005 by and between Interland, Inc. and William J. Jones	8-K	8/11/05	10.1	INLD

10.134	Escrow Agreement dated as of August 31, 2005 by and between Interland, Inc., Peer 1 Acquisition Corporation and SunTrust Bank	8-K	9/6/05	10.1	INLD

10.135+	Interland, Inc. 2005 Equity Incentive Plan	8-K	9/6/05	10.2	INLD

10.135+	Form of Notice of Grant to be issued under the 2005 Equity Incentive Plan	8-K	9/6/05	10.3	INLD

10.136+	Form of Separation Agreement and Mutual Release of All Claims as of October 18, 2005 by and between Interland, Inc. and Allen L. Shulman	8-K	10/18/05	10.1	INLD

14.00	Code of Ethics	10-Q	4/28/04	14.00	INLD

21.01	Subsidiaries of the Registrant						X

23.01	Consent of Independent Registered Public Accounting Firm					X

24.01	Power of Attorney					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

FILED
PREVIOUSLY
		INCORPORATED BY REFERENCE				ON FORM	FILED
Exhibit	Description	Form	Date	Number	Registrant	10-K	HEREWITH
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002					X

*	INLD indicates the exhibit is incorporated by reference to the Registrant’s prior filings with the SEC. ILND indicates the exhibit is incorporated by reference to Interland-Georgia’s prior filings with the SEC.

+	Management contract or compensatory arrangement or plan.

(1)	Schedules and exhibits have been omitted from the exhibit. A list of omitted schedules and exhibits is set forth immediately following the table of contents of the exhibit. Copies will be provided to the Commission upon request.

(2)	The Company has requested confidential treatment for portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLAND, INC.

Date: December 22, 2005	/s/ Gonzalo Troncoso

By: Gonzalo Troncoso
Executive Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey M. Stibel Jeffrey M. Stibel	Chief Executive Officer and Director	December 22, 2005
/s/ Gonzalo Troncoso Gonzalo Troncoso	Executive Vice President, Chief Financial Officer	December 22, 2005
* John B. Balousek	Director	December 22, 2005
* Dr. John Patrick Crecine	Director	December 22, 2005
* Alex Kazerani	Director	December 22, 2005
* Joel J. Kocher	Director	December 22, 2005
* Efrem Gerszberg	Director	December 22, 2005
* Seymour Holtzman	Director	December 22, 2005
* Robert Lee	Director	December 22, 2005
* Robert T. Slezak	Director	December 22, 2005

*By:	/s/ Gonzalo Troncoso
Gonzalo Troncoso
Attorney-in-Fact