Form 10-Q
period 2005-11-30
INTERLAND INC /MN/
filed 2006-01-09
CIK 854460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s Common Stock on November 30, 2005 was 16,368,346.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERLAND, INC.
Consolidated Statements of Operations
(In thousands except per share amounts)
(Unaudited)

	For the three months ended
	November 30,	November 30,
	2005	2004
Revenues	$12,148	$23,061

Operating costs and expenses:
Network operating costs, exclusive of depreciation shown below	2,131	5,685
Sales and marketing, exclusive of depreciation shown below	2,517	3,966
Technical support, exclusive of depreciation shown below	1,803	3,813
General and administrative, exclusive of depreciation shown below	5,238	7,131
Bad debt expense	276	440
Depreciation and amortization	1,431	5,877
Restructuring costs	1,626	—
Other expense (income), net	(165)	(13)

Total operating costs and expenses	14,857	26,899

Operating loss	(2,709)	(3,838)
Interest income (expense), net	243	41

Loss from continuing operations before income taxes	(2,466)	(3,797)
Income tax benefit (expense)	—	—

Net loss from continuing operations	(2,466)	(3,797)
Income/(loss) from discontinued operations, net of tax	(122)	601

Net loss	$(2,588)	$(3,196)

Net income/(loss) per share, basic and diluted:
Continuing operations	$(0.15)	$(0.24)
Discontinued operations	(0.01)	0.04

	$(0.16)	$(0.20)

Number of shares used in per share calculation:
Basic and diluted	16,283	16,016
The accompanying notes are an integral part of these consolidated financial statements
.

INTERLAND, INC.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	November 30,	August 31,
	2005	2005
Assets
Current assets
Cash and cash equivalents	$23,268	$16,891
Trade receivables, net of allowance for doubtful accounts	1,333	1,365
Other receivables	710	11,502
Other current assets	2,056	2,698
Restricted investments	276	258

Total current assets	27,643	32,714

Restricted investments	9,073	9,299
Securities, held-to-maturity	53	50
Property plant and equipment, net	6,003	5,858
Intangibles, net	2,176	3,038
Other assets	5,600	5,600

Total assets	$50,548	$56,559

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$2,518	$2,355
Accrued expenses	6,287	10,465
Accrued restructuring charges	5,425	4,717
Current portion of long-term debt and capital lease obligations	872	859
Deferred revenue	4,275	4,542

Total current liabilities	19,377	22,938

Long-term debt and capital lease obligations	2,269	2,510
Deferred revenue, long-term	208	229
Other liabilities	934	939

Total liabilities	22,788	26,616

Commitments and contingencies (note 6)	—	—

Shareholders’ equity
Common stock, $.01 par value, authorized 21 million shares, issued and outstanding 16.4 and 16.4 million shares, respectively	164	164
Additional capital	324,581	323,498
Warrants	2,128	2,806
Note receivable from shareholder	(735)	(735)
Accumulated deficit	(298,378)	(295,790)

Total shareholders’ equity	27,760	29,943

Total liabilities and shareholders’ equity	$50,548	$56,559

The accompanying notes are an integral part of these consolidated financial statements

INTERLAND, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the three months ended
	November 30,	November 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,588)	$(3,196)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Income (loss) from discontinued operations	122	(601)
Depreciation and amortization	1,431	5,877
Bad debt expense	276	440
Loss (gain) on sale of assets	—	(13)
Stock-based compensation	385	158
Restructuring charges	1,626	—
Changes in operating assets and liabilities net of effect of acquisitions:
Cash received from sale of dedicated assets	11,267	—
Receivables	(719)	(490)
Other current assets	642	301
Accounts payable, accrued expenses and deferred revenue	(4,326)	(2,583)

Cash provided by (used in) operating activities of continuing operations	8,116	(107)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant, and equipment	(714)	(827)
Purchases of held-to-maturity investment securities	(3)	—
Proceeds from held-to-maturity investment securities	—	1,500
Purchase of auction rate securities	—	(2,000)
Net change in restricted investments	208	516

Cash used in investing activities of continuing operations	(509)	(811)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt and capital lease obligations	(228)	(940)
Proceeds from exercises of stock options	20	4

Cash used in financing activities of continuing operations	(208)	(936)

Net cash provided by (used in) continuing operations	7,399	(1,854)
Net cash used in discontinued operations	(1,022)	(217)

Net increase (decrease) in cash and cash equivalents	6,377	(2,071)

Cash and cash equivalents at beginning of period	16,891	15,203

Cash and cash equivalents at end of period	$23,268	$13,132

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
History of operating losses — The Company’s Web hosting business has historically incurred net losses and losses from operations. The Company’s future operations are dependent upon the ability to achieve and sustain positive cash flow prior to the depletion of cash resources. The Company expects to continue to have negative cash flows as it continues to execute on its business plan. There can be no assurance that Interland’s continuing efforts to stabilize or increase its revenue will be successful and the Company will be able to continue as a going concern. If the Company is unable to successfully execute its business plan, it may require additional capital, which may not be available on suitable terms. Nonetheless, management believes it has adequate cash and liquid resources to fund operations and planned capital expenditures through at least the next 12 months.
Change in Fiscal Year End - The Board of Directors of the Company approved the change of the Company’s fiscal year end from August 31 to December 31. The Company plans to file a Transition Report on Form 10-Q for the four months ending December 31, 2005, with the SEC on or before February 9, 2006.
2. Significant Accounting Policies
Interim Unaudited Financial Information — The accompanying unaudited consolidated financial statements for the three-month periods ended November 30, 2005 and November 30, 2004, have been prepared in accordance with generally accepted accounting principles for interim financial information. In management’s opinion, these statements include all adjustments necessary for a fair statement of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the three-month period ended November 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.
Basis of Presentation – This report on Form 10-Q (“10-Q”) for the first quarter ended November 30, 2005 should be read in conjunction with the Company’s Annual Report on Form 10-K (“10-K”) for the fiscal year ended August 31, 2005. The financial statements include the accounts of Interland, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.
Reclassification of Auction Rate Securities - Cash and cash equivalents consist of cash and investments in certificates of deposit, commercial paper and other highly liquid securities with original maturities less than 90 days. We had historically classified auction rate securities as cash and cash equivalents if the period between the interest rate resets was 90 days or less, which was based on our ability to either liquidate our holding or roll our investments over to the next reset period. Based on our re-evaluation of the maturity dates associated with the underlying bonds, we have reclassified our auction rate securities, previously classified as cash and cash equivalents, as auction rate securities for each of the periods presented in the accompanying consolidated balance sheets. Auction rate securities are variable rate bonds tied to short term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short term intervals, usually every 7, 28 or 35 days. They generally trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long term bonds, they are priced and traded as short term instruments because of the liquidity provided through the interest rate reset. All auction rate securities are available for sale and are reported at fair value. These auction rate securities investments remained readily available to the Company and are considered short-term and liquid in accordance with the reset period. We reclassified certain amounts in the prior years’ consolidated Statement of Cash Flows to conform to the current year presentation

Interland, Inc.
Notes to Consolidated Financial Statements (continued)
as follows (in thousands):

	Previously
Consolidated Statement of Cash Flows - Three Months Ended November 30, 2004	Reported	Reclass	Revised
Purchases of held-to-maturity investment securities	$(500)	$500	$—
Proceeds from held-to-maturity investment securities	0	1,500	1,500
Purchases of auction rate securities	0	(2,000)	(2,000)
Proceeds from auction rate securities	0	0	0

Net Change	$(500)	$—	$(500)
3. stock-based compensation
As of November 30, 2005, the Company had established a number of stock option plans as discussed in more detail below. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations in accounting for stock options granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of earnings prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant
Effective September 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits (none for the Company due to tax losses) related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.
With the adoption of SFAS No. 123(R), the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, forfeiture rate and option life assumptions require a greater level of judgment which make them critical accounting estimates.
The Company uses an expected stock-price volatility assumption that is based on historical implied volatilities of the underlying stock which is obtained from public data sources. With regard to the weighted-average option life and forfeiture rate assumptions, the Company considers the behavior of past grants and uses the safe-harbor calculations recommended when there are limited exercises. During the three months ended November 30, 2005 the Company granted 831,261 options with a weighted average price per option of $3.01.
The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended November 30, 2005:

Interland, Inc.
Notes to Consolidated Financial Statements (continued)

Quarter ended
November 30,
2005
Dividend yield	0.0%
Expected volatility	77.0% - 78.1%
Risk-free interest rate	3.7% - 4.4%
Expected term (in years)	5.8 years
In October 2005, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as defined in FASB Statement No. 123(R),” to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company has applied the principles set forth in this FSP upon its adoption of SFAS No. 123(R).
As of November 30, 2005 the Company had approximately 4.6 million shares of common stock reserved for future issuance under our stock option plans and warrants.
The Company has four stock option plans, the 2005 Equity Incentive Plan (the “2005 Plan”), the 2002 Equity Incentive Plan (the “2002 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”) and the 1995 Stock Option Plan (the “1995 Plan”), collectively referred to as the “Option Plans”. Options issued under these option plans have an option term of 10 years. Vesting periods range from 3 to 5 years. All awards outstanding under the 2002 Plan, 2001 Plan and 1995 Plan continue in accordance with their terms, but no further awards will be granted under those plans.
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
In August 2005, Mr. Jeff Stibel, the Company’s Chief Executive Officer, and Mr. Peter Delgrosso, Vice President of Corporate Communication, were granted options to purchase 1,700,000 and 200,000 shares, respectively, of the Company’s common stock. The options were granted at $2.29 per share, the closing sales price of the common stock on the day of the grant. The options expire in 2013 and vest over three years. These options were measured and expensed in accordance with SFAS No. 123(R) starting this quarter.
Prior to the Company’s adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions.
The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the three months ended November 30, 2004 (unaudited):

Interland, Inc.
Notes to Consolidated Financial Statements (continued)

Net earnings/(loss), as reported	$(3,196)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	158
Deduct:
Total stock-based compensation expense determined under fair value method for all awards	(416)

Pro forma net earnings/(loss)	$(3,454)

Earning per common share:
Net earnings per common share — Basic & diluted, as reported	$(0.20)
Net earnings per common share — Basic & diluted, pro forma	$(0.22)

A summary of the transactions during the three months ended November 30, 2005 with respect to the Company’s Stock Option Plans follows:

		Weighted-Avg	Aggregate	Weighted-Avg
	(000s)	Exercise	Intrinsic Value (1)	Contractual Life
	Shares	Price	(000s)	Remaining in Years

Outstanding at Aug 31, 2005	2,989	$8.22
Granted at fair value	831	$3.01
Exercised	(6)	$3.33
Forfeited	(124)	$15.77
Outstanding at November 30, 2005	3,690	$6.70
Exercisable at November 30, 2005	1,186	$15.50	$937	7.91

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
During the three months ended November 30, 2005 a total of 6,500 options were exercised resulting in a nominal amount to the company compared to 1,000 options exercised for the same period in the prior year. The total fair value of options vested during the three months ended November 30, 2005 was $0.4 million.
A summary of the status of the Company’s non-vested options as of November 30, 2005, and changes during the three months ended November 30, 2005, is presented below:

		Weighted-Avg
	(000s)	Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 1, 2005	1,922	$1.53
Granted	831	$2.06
Vested	(250)	$1.58

Nonvested at November 30, 2005	2,503	$1.70

Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation in the three months ended November 30, 2005 was $0.4 million, increasing both basic and diluted loss per share by $0.02. As of November 30, 2005, the total unrecognized compensation cost related to non-vested stock awards was $4.1 million and the related weighted-average period over which it is expected to be recognized is approximately 3 years.

Interland, Inc.
Notes to Consolidated Financial Statements (continued)
4. Restructuring And Facility Exit Costs
2001 Plan
During the fourth quarter of 2001, the Company approved and implemented a restructuring program in connection with its acquisition of Interland-Georgia (“the 2001 Plan”). During the three months ended November 30, 2005, cash payments of $0.4 million were made related to the monthly lease obligations for lease abandonment leaving an outstanding liability of $3.4 million as of November 30, 2005. The annual activity from inception through August 31, 2005 are disclosed in the 2005 Annual Report on Form 10-K.
2005 Plan
In conjunction with the sale of its dedicated accounts and related assets and the assignment of all their data centers and in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company initiated a restructuring plan requiring a reduction of force, exiting a portion of the remaining office space and the termination of a contract. During the three months ended November 30, 2005 the Company was able to negotiate down its contract termination penalty by $0.2 million, leaving a remaining reserve of $0.8 million that was settled and paid in full in December. The Company also announced a reduction in force related to the sale of its dedicated accounts and recorded $0.8 million of severance, of which $0.6 million was paid out during the three months ending November 30, 2005. The Company also exited a portion of its Atlanta office space on November 30, 2005 in relation to the dedicated sale and recorded a restructuring reserve of $1.0 million. The remaining outstanding liability is $2.1 million.
5. Purchase Business Combination Liabilities
In connection with the acquisition of Interland-Georgia in 2001, INNERHOST in 2002, and Trellix in 2003 the Company accrued certain liabilities representing estimated costs of exiting certain facilities, termination of bandwidth contracts and involuntary termination of employees in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” During the three month period ended November 30, 2005 the Company continued to make its monthly lease payment and to collect offsetting rent from its subtenants equaling less than $0.1 million leaving an accrual balance of $0.5 million. These lease abandonment obligations are contractually scheduled to end in 2009.
6. Discontinued Operations
In 2001, the Company sold its Micron PC Systems business to GTG PC Holdings, LLC (“GTG PC”), an affiliate of the Gores Technology Group. The Company retained all liabilities of the PC Systems business not assumed by GTG PC and any contingent liabilities arising prior to the closing date.
During the quarter, the Company recognized a loss of $0.1 million from discontinued operations. This loss consisted primarily of required legal fees in defense and settlement of Micron PC legal matters. The Company’s Micron litigation is ongoing and management expects that there will be additional defense costs throughout 2006.
7. Contingencies
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
In February 2003, Mr. Heitman, also a former principal of Interland’s subsidiary Communitech, and Mr. Murphy filed a lawsuit against Interland, its Chief Executive Officer, Mr. Joel Kocher, and Communitech, in Jackson County, Missouri claiming, among other things, that Interland acted unreasonably and thereby breached the Merger Agreement under which Interland acquired all of the stock of Communitech by failing to have the S-3 registration statement for their stock declared effective by the SEC on a timely basis and further claiming that Interland and/or Mr. Kocher made inaccurate disclosures in connection with Interland’s acquisition of Communitech. The complaint seeks compensatory and punitive damages in an

Interland, Inc.
Notes to Consolidated Financial Statements (continued)
unspecified amount. Interland believes that these claims are without merit and will not have a material adverse effect on Interland and is vigorously defending the claims.
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
Interland is defending a case involving the Telephone Consumer Protection Act (“TCPA”) in state court in Allegheny County, Pennsylvania. A competing web hosting company, PairNetworks, filed this case in December 2001 as a putative class action, claiming that Interland’s distribution of a facsimile on November 15, 2001 to market domain name registration services violated the TCPA. Several years later, two additional plaintiffs joined in the action. The plaintiffs have conceded that all of the putative class members were customers of Interland. Federal Communications Commission regulations in effect at the time provided that the distribution of facsimiles to persons with whom the sender had an “established business relationship” did not amount to a violation of the TCPA. Interland has asked the court to deny class certification and a ruling on that motion is pending along with a motion for summary judgment seeking dismissal of the named plaintiffs’ claims. If the court denies class certification, Interland’s damages, even if it were liable, cannot exceed $1,500 for each of the three named plaintiffs. Interland believes that the plaintiffs’ claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation. Conversely, if the class is certified, its size may exceed 50,000.
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
The Company is defending a case in the United States District Court for the Southern District of Florida arising out of the management of a co-located server by its predecessor company, Worldwide Internet Publishing Corporation. The suit alleges that the Company is responsible for the loss of Plaintiff’s internet search engine that occurred after the resignation of the officer managing the server, Mark Ismach, in October 1999. On September 2, 2005, in a trial of this matter on the merits the jury returned a verdict against Interland in the amount of $800,000. In response to Interland’s pre-trial and post-trial motions, however, the court subsequently reduced the verdict to nominal damages of $1 and entered judgment in that amount. The plaintiff has filed a notice of appeal. The Company has accordingly removed the $800,000 legal reserve that had been established during the previous quarter.
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
On September 14, 2005, the Honorable Judge B. Lynn Winmill entered an Order approving the terms of a settlement reached between the Company and the Plaintiffs in Smith v. Micron Electronics, Inc. (n/k/a Interland, Inc.), Case No. CV-01-0244-S-BLW (D. Idaho) (the “Smith Litigation”). The settlement provided that a payment in the amount of $325,000 would be made to Plaintiffs after all of the following events have taken place: (a) execution of the Settlement Agreement by all 42 Plaintiffs and Opt-In Claimants; (b) entry of a dismissal with prejudice of all pending claims in the Smith Litigation; (c) expiration of any period for an appeal from any decision entered by the Court in the Smith Litigation; and (d) receipt by the Company of a full payment for the Court-awarded sanctions entered against Plaintiffs. The Settlement Agreement contains a full release of

Interland, Inc.
Notes to Consolidated Financial Statements (continued)
all claims that the Plaintiffs asserted or could have asserted against the Company in the Smith Litigation. On or about December 14, 2005, the final Opt-In Claimant signed the Settlement Agreement. On December 28, 2005 Judge Winmill entered an Order dismissing the Smith Litigation with prejudice. The period by which any appeal may be taken will run on or about January 27, 2006. The case will be finally resolved and not subject to further review after the period for any appeal runs and the settlement payment has been made by the Company.
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
8. Subsequent Event
On December 23, 2005 Interland closed on the acquisition of substantially all of the web hosting and domain registration business of Web Internet, LLC (“WILLC”) and the domain name “Web.com”. The assets acquired include approximately 9,000 web hosting accounts, an accredited registrar business, and substantially all of the intellectual property, trademarks, domain name rights and contractual rights of WILLC, including the domain name “Web.com” and certain other assets.
The purchase price was approximately $4.8 million, which includes the assumption of approximately $3.7 in debt and other liabilities, the issuance of approximately $0.8 million in restricted stock and a cash payment of approximately $357,000 to WILLC. The assets purchased included approximately $352,000 in cash that Interland received from WILLC at closing.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding Interland’s expectations of its future liquidity needs, its expectations regarding its future operating results including its planned increase in its revenue levels and the actions the Company expects to take in order to maintain its existing customers and expand its operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to it as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include risks associated with our target markets and risks pertaining to our ability to successfully integrate the operations and personnel of the recent acquisitions. Factors that could cause actual results to differ materially from expected results are identified in “Risk Factors” below, and in the Company’s annual report on Form 10-K for the year ended August 31, 2005 and in the Company’s other filings with the Securities and Exchange Commission. All quarterly references are to the Company’s fiscal periods ended November 30, 2005, or November 30, 2004, unless otherwise indicated. All annual references are also on a fiscal August 31st year-end basis, unless otherwise indicated. All tabular dollar amounts are stated in thousands.
Overview
Interland, Inc. (NASDAQ:INLD) is a leading provider of websites and web services focused on helping small and medium-sized businesses (“SMBs”) achieve success online. Interland offers a wide selection of online services, including Web hosting, eCommerce, applications hosting website development, online marketing and optimization tools. The current Web hosting business was formed through the company and account acquisitions that occurred from October 2001 through June 2003.
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
Interland’s core products are standardized, scalable managed hosting services that place numerous customers on a single shared server – a cost benefit that is passed along to the customer. Starter packages are designed for websites with relatively low volumes of traffic and allow customers to establish an online presence at minimal cost. Interland’s managed hosting services feature easy-to-use control panels and extensive on-line documentation that allow customers to control their own applications. Furthermore, customers who purchase entry-level plans can easily upgrade to more full-featured services as their needs evolve.
Interland’s hosting services are sold stand-alone or bundled with a suite of website tools and services. The Company recognizes revenues as these services are provided. Interland’s do-it-yourself Sitebuilder tool enables even non-technical SMB customers to design, publish and manage a professional website easily and at a fraction of the time and cost compared to custom-designed sites built by designers or web development firms. Additionally, Interland offers custom website design services for customers who prefer to outsource website design and maintenance, but who want a more cost-effective alternative to traditional web design firms. Packaged together with a comprehensive variety of ecommerce, marketing and promotional tools, Interland’s website offerings provide SMB customers a turn-key solution to establishing and promoting their businesses online
Interland also makes available other complementary products and services including domain name registration and technical consulting. The Company believes these value-added products and services enable a truly turn-key website solution for customers to create and maintain a successful Web presence. The Company believes that the outsourcing of these functions is a desirable and increasingly preferred alternative for SMBs.
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
Comparison Of The Quarters Ended November 30, 2005 And 2004
The loss from continuing operations decreased $0.6 million, or 19.0% to $2.6 million for the quarter ended November 30, 2005 from $3.2 million for the quarter ended November 30, 2004. The basic and diluted loss per share decreased $0.04 per share, or 20.0% for the quarter ended November 30, 2005 when compared to the same period of the prior fiscal year.
Revenues
Total revenues decreased $10.9 million, or 47.3%, to $12.1 million for the quarter ended November 30, 2005 from $23.1 million for the quarter ended November 30, 2004.

	For the quarter ended
	November 30,	November 30,
	2005	2004
Hosting revenue	$11,320	$21,910
Other revenue	828	1,151

Total revenue	$12,148	$23,061

When compared to the same period of the prior fiscal year, hosting revenues decreased $10.6 million, or 48.3%, for the three months ended November 30, 2005. Hosting revenues are comprised of shared application hosting products and domain name registrations. The significant decline in hosting revenues is primarily attributable to the sale in May 2005 of 32,000 shared hosting accounts as well as accounts for customers who purchased shared hosting services under the Hostcentric brand and in August 2005, Interland sold approximately 7,200 dedicated web server accounts to an unrelated buyer. The combined sales of accounts and account cancellations net of new customers obtained through sales and marketing activities resulted in the decrease mentioned above. Account cancellations occur as a result of: a) customer action; b) termination by the Company for non-payment; or c) termination by the Company as a result of a decision to no longer provide a particular service.
Other revenues decreased $0.3 million, or 28.1%, for the three months ended November 30, 2005, when compared to the same period of the prior fiscal year. Other revenues are primarily comprised of consulting, bandwidth transfer overage billings, co-location services and Wed-based business solution services. The decline in other revenues is primarily attributable to the sales of accounts of the dedicated assets and the related non-hosting revenues such as bandwidth transfer overage billings.

As of November 30, 2005, the Company had approximately 137,000 paid shared hosting customer accounts compared to approximately 137,000 paid shared hosting customer accounts as of August 31, 2005. Customer churn was 2.3% and 2.5% for the quarters ended November 30, 2005 and August 31, 2005, respectively. Subscriber Acquisition Cost was $112 and $173 for the quarters ended November 30, 2005 and August 31, 2005, respectively. The Company’s Average Revenue Per User (“ARPU”) was $27.21 and $27.64 for the quarters ended November 30, 2005 and August 31, 2005, respectively.
Operating Costs and Expenses
Network Operating Costs
Network operating costs were $2.1 million compared to $5.7 million for the three months ended November 30, 2005 and 2004, respectively. This decrease of $3.6 million, or 62.5%, is attributable primarily to a $0.9 million reduction in bandwidth connectivity costs, a $1.4 million reduction in labor costs, and a $0.7 million reduction in software costs primarily attributable to the sale of the Hostcentric accounts and the dedicated assets sold to Peer 1 in August 2005.
Sales and Marketing
Sales and marketing expenses were $2.5 million compared to $4.0 million for the three months ended November 30, 2005 and 2004, respectively. The Company’s sales and marketing expenses as a percentage of revenues were 20.7% for the quarter as compared to 17.2% in the same period of the prior fiscal year. This decrease of $1.4 million, or 36.5%, is primarily due to the sale of accounts in fiscal 2005 and a decrease in advertising costs related to functional centralization, greater use of on-line advertising and customer initiated on-line sales, and a reduction in reliance on more expensive print advertising and direct mail
Technical Support
Technical support expenses were $1.8 million compared to $3.8 million for the three months ended November 30, 2005 and 2004, respectively. The Company’s technical support expenses as a percentage of net revenues were 14.8% for the quarter as compared to 16.5% in the same period of the prior fiscal year. The overall decrease of $2.0 million or 52.7% is primarily related to the Company’s continued reduction in customer call volume and contacts. This reduction has occurred largely in part to outsourcing initiatives which began in fiscal year 2005, as well as a continued focus on reducing customer contacts through increased first call resolution rates. These operational efficiencies yielded decreases of $0.3 million in contract labor and consultants, $0.1 million in telephone expenses, $0.5 million in facilities overhead and $1.6 million in salaries and benefits, offset by an increase of $0.6 million in service agreement fees.
General and Administrative
General and administrative expenses were $5.2 million compared to $7.1 million for the three months ended November 30, 2005 and 2004 respectively. This decrease of $1.9 million or 26.5% is primarily attributable to the $1.4 million decrease in legal fees and legal settlement, which included the decrease of legal reserves of $0.8 million due to a favorable court verdict. Additional decreases are due to the sale of accounts in fiscal 2005, resulting in $0.5 million decrease in technical and professional fees, $0.2 million decrease in credit card fees, and $0.1 million decrease in insurance expenses. Partially offsetting these reductions were increases in contract labor expense of $0.4 million, and an increase of $0.1 in staff training.
Bad Debt Expense
Bad debt expenses were $0.3 million compared to $0.4 million for the three months ended November 30, 2005 and 2004 respectively. The decrease in bad debt expense is attributable to the reduced customer base after the sale of accounts in fiscal 2005.
Depreciation and Amortization
Depreciation and amortization expenses were $1.4 million compared to $5.9 million for the three months ended November 30, 2005 and 2004, respectively. The decrease in depreciation expense is a result of the disposition of assets related to the sale of the dedicated accounts in August 2005.
Interest Income (Expense), net

Interest income was $0.2 million compared to less than $0.1 million for the three months ended November 30, 2005 and 2004, respectively. Interest income (expense), net consists of interest income earned on the Company’s combined cash and cash equivalents, short-term investments, and restricted investments less interest expense on debt, primarily capital leases.
Restructuring and Facility Exit Costs
Restructuring costs were $1.6 million for the three months ended November 30, 2005 with no comparative charge for the same period in the prior fiscal year. The increase in expense relates to termination benefits paid to employees and exit costs for vacating a portion of the office space leased by the company, partially offset by a $0.2 million reduction of a bandwidth termination reserve.
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
The following table reflects the calculation of EBITDA from continuing operations and reconciliation to net cash provided by (used in) operating activities:

	For the quarter ended
	November 30,	November 30,
	2005	2004
	in thousands
Net loss	$(2,588)	$(3,196)

Depreciation and amortization	1,431	5,877
Interest expense (income)	(243)	(41)
Discontinued operations	122	(601)

EBITDA	$(1,278)	$2,039

Interest income / (expense)	243	41
Provision for bad debts	276	440
Restructuring charges	1,626	—
Loss on the sale of assets	—	(13)
Other non-cash adjustments	385	158
Changes in assets and liabilities:
Cash received from sale of dedicated assets	11,267	—
Receivables, net	(719)	(490)
Other current assets	642	301
Accounts payable, accrued expenses, and deferred revenue	(4,326)	(2,583)

Net cash provided by (used in) operating activities	$8,116	$(107)

For the quarter ended November 30, 2005 the Company’s EBITDA decreased $3.3 million to negative $1.3 million compared to a positive $2.0 million in the same period of the prior year. This decrease is primarily due to the sale of the Company’s dedicated accounts and related assets, resulting in additional restructuring charges and a reduction in revenues, partially offset by reductions in other operating expenses.
Results of Discontinued Operations
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
For the three months ended November 30, 2005 a loss of $0.1 million was recognized compared to a gain of $0.6 million for the three months ended November 30, 2004. The loss is primarily attributable to legal fees in defense and settlement of Micron PC legal matters.
The Company has sales and use tax assessments and audit reserves of $0.2 million, $0.7 million in contingent liabilities, and $0.2 million for other liabilities related to the disposal of discontinued operations that are included in accrued liabilities on the Company’s consolidated balance sheet as of November 30, 2005.
Liquidity and Capital Resources
As of November 30, 2005, the Company had $23.3 million in cash and cash equivalents as noted on the Company’s consolidated balance sheet and statement of cash flows. In addition, the Company had $9.3 million in short- and long-term restricted investments representing a total of $32.6 million of restricted and unrestricted cash and investments. This represents an increase of $6.2 million or 23.3% compared to August 31, 2005.
On a comparative basis, cash provided by operating activities of continuing operations increased $8.2 million to $8.1 million for the quarter ended November 30, 2005 versus the $0.1 million of cash used in operating activities for the same period in the prior year. The increase in cash provided in continuing operations is primarily due to the receipt of the proceeds of $11.3 million for the sale of the dedicated web server accounts and servers on August 31, 2005. Cash used in investing activities decreased $0.3 million to $0.5 million used for the three months ended November 30, 2005 versus $0.8 million of cash used in investing activities for the same period in the prior year. The decrease in cash used in investing activities is primarily related to a reduction in the purchase of investments. Cash used in financing activities decreased $0.7 million or 78.2% to $0.2 million for the quarter ended November 30, 2005 versus the $0.9 million of cash used in financing activities for the same period of prior year. The decrease in cash used in financing activities is primarily due to the reduction of overall debt and capital lease obligations. Cash used in discontinued operations increased $0.8 million to $1.0 million for the quarter ended November 30, 2005 versus the $0.2 million of cash used to fund discontinued operations during the same period of the prior year. The increase in cash used was primarily due to the $0.9 million payment relating to the settlement agreement with Novell.
In February 2004, the Company executed a five-year promissory note with US Bancorp Oliver-Allen Technology Leasing for $4.8 million. As of November 30, 2005, the principal balance on the promissory note was $3.1 million. The Company has pledged $5.0 million as collateral for this promissory note; this amount will gradually decrease until the agreement terminates in February 2009. As of November 30, 2005, the amount of collateral is $3.4 million. These restrictions prevent the Company from utilizing the related cash and cash equivalents until all of its obligations under the note are satisfied. The new promissory note bears an interest rate of 6.75% and requires monthly payments of $94,000 over the next five years beginning in February 2004.
During the first fiscal quarter of 2006, the Company made capital expenditures of $0.7 million primarily related to network storage equipment, servers and personal computers.
The Company’s Web hosting business has historically incurred net losses and losses from operations. The Company’s future operation is dependent upon its ability to achieve and sustain positive cash flow prior to the depletion of cash resources. The Company has reduced its level of cash requirements through decreases in capital purchases with the sale of its dedicated accounts and related assets and by improving sales and reducing churn. The Company has also reduced cash outlays for payments associated with prior integration and discontinued operation liabilities and has reduced debt payments because of the buyout of capital lease obligations during the prior fiscal year. The Company expects to continue to have negative cash flows as it continues to execute on its business plan. There can be no assurance that Interland’s continuing efforts to stabilize or increase its revenue will be successful or that the Company will be able to continue as a going concern. If the Company is unable to successfully execute its business plan, it may require additional capital, which may not be available on suitable terms. Nonetheless, management believes it has adequate cash and liquid resources to fund operations and planned capital expenditures through at least the next 12 months.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
Substantially all of the Company’s liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of November 30, 2005, approximately 99.8% of the Company’s liquid investments mature within three months and 0.2% mature within one year. The majority of the Company’s long-term debt is comprised of fixed-rate capital leases used to finance equipment purchases. In this regard the underlying debt instruments are not marketable and, therefore, there is no associated market risk. As of November 30, 2005, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values. Generally, the fair market value of fixed interest rate investment securities will increase as interest rates fall and decrease as interest rates rise. The Company does not use derivative financial instruments in its investment portfolio. The portfolio has been primarily comprised of commercial paper rated A1/P1, bank certificates rated AA or better, and corporate medium-term notes rated AA or better. At November 30, 2005, the Company’s investment portfolio included fixed rate securities with an estimated fair value of $22.3 million. The interest rate changes affect the fair market values but do not impact earnings or cash flows. The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt at November 30, 2005 was $3.1 million.
Item 4. Controls and Procedures
The Company’s management, including its chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13(a) – 14(c), and 14(d)) as of November 30, 2005. Based on this review, the chief executive officer and chief financial officer concluded that Interland’s disclosure controls and procedures were effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including its chief executive officer and chief financial officer as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
Nevertheless, the Company’s management, including its chief executive officer and chief financial officer do not expect that the Company’s disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. The design may not succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, an evaluation of controls may not detect all control issues and instances of fraud, if any, within the Company. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of the Company’s current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data. The Company has, however, designed its disclosure controls and procedures to provide, and believes that such controls and procedures do provide, reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
In February 2003, Mr. Heitman, also a former principal of Interland’s subsidiary Communitech, and Mr. Murphy filed a lawsuit against Interland, its Chief Executive Officer, Mr. Joel Kocher, and Communitech, in Jackson County, Missouri claiming, among other things, that Interland acted unreasonably and thereby breached the Merger Agreement under which Interland acquired all of the stock of Communitech by failing to have the S-3 registration statement for their stock declared effective by the SEC on a timely basis and further claiming that Interland and/or Mr. Kocher made inaccurate disclosures in connection with Interland’s acquisition of Communitech. The complaint seeks compensatory and punitive damages in an unspecified amount. Interland believes that these claims are without merit and will not have a material adverse effect on Interland and is vigorously defending the claims.
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
Interland is defending a case involving the Telephone Consumer Protection Act (“TCPA”) in state court in Allegheny County, Pennsylvania. A competing web hosting company, PairNetworks, filed this case in December 2001 as a putative class action, claiming that Interland’s distribution of a facsimile on November 15, 2001 to market domain name registration services violated the TCPA. Several years later, two additional plaintiffs joined in the action. The plaintiffs have conceded that all of the putative class members were customers of Interland. Federal Communications Commission regulations in effect at the time provided that the distribution of facsimiles to persons with whom the sender had an “established business relationship” did not amount to a violation of the TCPA. Interland has asked the court to deny class certification and a ruling on that motion is pending along with a motion for summary judgment seeking dismissal of the named plaintiffs’ claims. If the court denies class certification, Interland’s damages, even if it were liable, cannot exceed $1,500 for each of the three named plaintiffs. Interland believes that the plaintiffs’ claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation. Conversely, if the class is certified, its size may exceed 50,000.
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
The Company is defending a case in the United States District Court for the Southern District of Florida arising out of the management of a co-located server by its predecessor company, Worldwide Internet Publishing Corporation. The suit alleges that the Company is responsible for the loss of Plaintiff’s internet search engine that occurred after the resignation of the officer managing the server, Mark Ismach, in October 1999. On September 2, 2005, in a trial of this matter on the merits the jury returned a verdict against Interland in the amount of $800,000. In response to Interland’s pre-trial and post-trial motions, however, the court subsequently reduced the verdict to nominal damages of $1 and entered judgment in that amount. The plaintiff has filed a notice of appeal. The Company has accordingly removed the $800,000 legal reserve that had been established during the previous quarter.
On January 23, 2004, Vincent Salazar, an individual, sued Interland and its predecessor HostPro claiming that he was entitled to money as a result of his alleged involvement in brokering Interland’s acquisition of accounts from AT&T in January 2002. The case was pending in state court in Los Angeles. In November 2005 the court granted summary judgment in favor of Interland on all counts.
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
On September 14, 2005, the Honorable Judge B. Lynn Winmill entered an Order approving the terms of a settlement reached between the Company and the Plaintiffs in Smith v. Micron Electronics, Inc. (n/k/a Interland, Inc.), Case No. CV-01-0244-S-BLW (D. Idaho) (the “Smith Litigation”). The settlement provided that a payment in the amount of $325,000 would be made to Plaintiffs after all of the following events have taken place: (a) execution of the Settlement Agreement by all 42 Plaintiffs and Opt-In Claimants; (b) entry of a dismissal with prejudice of all pending claims in the Smith Litigation; (c) expiration of any period for an appeal from any decision entered by the Court in the Smith Litigation; and (d) receipt by the Company of a full payment for the Court-awarded sanctions entered against Plaintiffs. The Settlement Agreement contains a full release of all claims that the Plaintiffs asserted or could have asserted against the Company in the Smith Litigation. On or about December 14, 2005, the final Opt-In Claimant signed the Settlement Agreement. On December 28, 2005 Judge Winmill entered an Order dismissing the Smith Litigation with prejudice. The period by which any appeal may be taken will run on or about January 27, 2006. The case will be finally resolved and not subject to further review after the period for any appeal runs and the settlement payment has been made by the Company.
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
Item 1A. Risk Factors
You should carefully consider the following factors and all other information contained in this Form 10-Q and the Company’s recently filed Form 10-K for the fiscal year ended August 31, 2005 before you make any investment decisions with respect to the Company’s securities. The risks and uncertainties described below are not the only risks the Company faces.
Interland has incurred losses since inception and could incur losses in the future.
Interland has incurred net losses and losses from operations for all but one of each quarterly period from its inception through the first quarter of fiscal 2006. A number of factors could increase its operating expenses, such as:
•	Adapting network infrastructure and administrative resources to accommodate additional customers and future growth;

•	Developing products, distribution, marketing, and management for the broadest-possible market;

•	Broadening customer technical support capabilities;

•	Developing or acquiring new products and associated technical infrastructure;

•	Developing additional indirect distribution partners;

•	Increased costs from third party service providers;

•	Improving network security features;

•	Legal fees and settlements associated with litigation and contingencies; and

•	To the extent that increases in operating expenses are not offset by increases in revenues, operating losses will increase.
Interland’s management and Board of Directors may be unable to execute their plans to turn around the Company, grow its revenues and achieve profitability.
Interland’s former Chief Executive Officer, Joel J. Kocher, left the Company in the last month of fiscal 2005 and was replaced by Jeffrey M. Stibel as Chief Executive Officer. At approximately the same time, the Company added three new Directors to its Board of Directors. If the Company’s new Chief Executive Officer is unable to bring management to execute on the Company’s plans, or if management and the Board of Directors are unable to execute on those plans, then the Company’s plans may be insufficient to grow the Company’s revenues and achieve profitability.
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
The Company is defending a number of matters in active litigation (See Part II, Item 1, “Legal Proceedings”). The cost of defending lawsuits, regardless of their merit, can be substantial. The Company spent approximately $5.0 million during 2005 to defend lawsuits. Although the Company has favorably resolved a number of lawsuits through rulings, verdicts, and settlements, and although the Company may be successful in defending ongoing litigation, the costs of defense cannot be expected to be avoided. The Company believes it has appropriately established reserves for the contingency of adverse verdicts in accordance with GAAP. In order for a loss contingency to be reserved for in the financial statements, GAAP requires that the information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements. It is implicit in this condition that it must be probable that one or more future events will occur confirming the fact of the loss and the amount of loss can be reasonably estimated. Therefore, the Company has not reserved for all of its pending lawsuits. Consequently lawsuits for which there is no reserve nonetheless pose a risk of substantial loss which would have a material effect on the Company’s financial position. Additionally, even in those cases where a reserve has been established, the amount of the reserve is necessarily an estimate and the actual result may differ materially. Reserves are established only for the damages that may be assessed, and do not take into account the costs of litigation. Even in those instances where Interland may ultimately prevail on appeal, an adverse verdict in a substantial amount may damage the reputation of the Company, may require the Company to post an appeal bond in an amount which deprives the Company of cash, and require additional expenditures for the cost of appeal. The outcome of litigation is unpredictable, and an adverse final verdict could exceed the Company’s ability to pay.
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
Interland’s limited operating history makes evaluating its business operations and prospects difficult. Its range of service offerings has changed since inception and its business model is still developing. Interland has changed from being primarily a seller of personal computers and related accessories to being primarily a provider of Web hosting and Web based value added business solutions to small and medium-sized businesses. Because some of its services are new, the market for them is uncertain. As a result, the revenues and income potential of its business, as well as the potential benefits of its acquisitions, may be difficult to evaluate.
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
Interland operates in a new and evolving market with uncertain prospects for growth and may not be able to achieve and sustain growth in its customer base or to maintain its average revenue per customer account. The market for Web hosting and applications-hosting services for small and medium-sized businesses, and especially the mainstream market, has only recently begun to develop and is evolving rapidly. The market for Interland’s services may not develop further, consumers may not widely adopt its services and significant numbers of businesses or organizations may not use the Internet for commerce and communication. If this market fails to develop further or develops more slowly than expected, or if Interland’s services do not achieve broader market acceptance, Interland will not be able to grow its customer base. In addition, Interland must be able to differentiate itself from its competition through its service offerings and brand recognition. These activities may be more expensive than Interland anticipates, and Interland may not succeed in differentiating itself from its competitors, achieving market acceptance of its services, or selling additional services to its existing customer base.
Because Interland’s target markets are volatile, the Company may face a loss of customers or a high level of non-collectible accounts.
The Company intends to continue to concentrate on serving the small and medium-sized business market. This market contains many businesses that may not be successful, and consequently present a substantially greater risk for non-collectible accounts receivable and for non-renewal. Moreover, a significant portion of this target market is highly sensitive to price, and may be lost to a competitor with a lower pricing structure. Because few businesses in this target market employ trained technologists, they tend to generate a high number of customer service and technical support calls. The expense of responding to these calls is considerable, and the call volume is likely to increase in direct proportion to revenue, potentially limiting the scalability of the business. Additionally, if the customer becomes dissatisfied with the Company’s response to such calls, cancellation, non-payment, or non-renewal becomes more likely. Interland’s strategy for minimizing the negative aspects of its target market include:
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
Periodically, the Company is made aware of claims, or potential claims, that technology it used in its discontinued operations may have infringed on intellectual property rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of several asserted and unasserted claims for alleged infringement relating to its discontinued operations prior to the balance sheet date. Resolution of these claims could be costly and decrease profitability.
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
Interland’s data centers are maintained by a third party.
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
Data centers and communications networks are vulnerable to security breaches that could cause disruptions in service, liability to third parties, or loss of customers.

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
During the 52 weeks ended November 30, 2005 the high and low closing price for Interland common stock on NASDAQ was $4.03 and $1.86, respectively.
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
Not Applicable
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable
Item 5. Other Information
(a) None
(b) None

Item 6. Exhibits
Exhibits:

Exhibit	Description
2.01(1)	Asset Purchase Agreement between Interland, Inc., Web Internet, LLC and William Pemble dated November 29, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on 11/30/05).

3.01	Unofficial Restated Articles of Incorporation of Registrant (as amended through April 24, 2002) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 5/31/02).

3.01(b)	Articles of Amendment to Articles of Incorporation of Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended 8/31/03).

3.02	Unofficial Restated Bylaws of the Registrant (as amended through August 6, 2001) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 5/31/02).

10.136	Form of Separation Agreement and Mutual Release of All Claims as of October 18, 2005 by and between Interland, Inc. and Allen L. Shulman (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on 10/18/05).

10.137	Settlement and Mutual Release Agreement between Interland, Inc. and Novell, Inc. dated October 28, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on 11/3/05).

10.138	Intellectual Property Purchase and Sale Agreement between Interland, Inc. and Web Service Company, Inc. dated November 29, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on 11/30/05).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	In accordance with Item 601(b)(2) of Regulation S-K, certain of the schedules have been omitted and a list briefly describing the schedules is at the end of the Exhibit. The Registrant will furnish supplementally a copy of any omitted schedule to the commission upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interland, Inc.

(Registrant)

Dated: January 9, 2006	/s / Gonzalo Troncoso

Gonzalo Troncoso
Executive Vice President and Chief Financial Officer,
(Principal Financial Officer)