Form 10-QT
period 2005-12-31
INTERLAND INC /MN/
filed 2006-02-09
CIK 854460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period from September 1, 2005 to December 31, 2005
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s Common Stock on December 31, 2005 was 16,369,846.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERLAND, INC.
Consolidated Statements of Operations
(In thousands except per share amounts)
(Unaudited)

	For the four months ended
	December 31,	December 31,
	2005	2004

Revenues	$16,292	$30,573

Operating costs and expenses:
Network operating costs, exclusive of depreciation shown below	2,963	7,474
Sales and marketing, exclusive of depreciation shown below	3,411	5,264
Technical support, exclusive of depreciation shown below	2,348	5,050
General and administrative, exclusive of depreciation shown below	7,204	9,847
Bad debt expense	373	632
Depreciation and amortization	1,750	7,705
Restructuring costs	1,626	—
Other expense (income), net	(165)	(14)

Total operating costs and expenses	19,510	35,958

Operating loss	(3,218)	(5,385)
Interest income (expense), net	324	95

Net loss from continuing operations	(2,894)	(5,290)
Income/(loss) from discontinued operations, net of tax	(146)	608

Net loss	$(3,040)	$(4,682)

Net income/(loss) per share, basic and diluted:
Continuing operations	$(0.18)	$(0.33)
Discontinued operations	(0.01)	0.04

	$(0.19)	$(0.29)

Number of shares used in per share calculation:
Basic and diluted	16,272	16,016
The accompanying notes are an integral part of these consolidated financial statements

INTERLAND, INC.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	December 31,	August 31,
	2005	2005
Assets
Current assets
Cash and cash equivalents	$17,370	$16,891
Trade receivables, net of allowance for doubtful accounts	1,812	1,365
Other receivables	1,180	11,502
Other current assets	2,026	2,698
Restricted investments	276	258

Total current assets	22,664	32,714

Restricted investments	9,015	9,299
Securities, held-to-maturity	53	50
Property, plant and equipment, net	6,303	5,858
Goodwill	921	—
Intangibles, net	6,568	3,038
Other assets	5,600	5,600

Total assets	$51,124	$56,559

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$934	$2,355
Accrued expenses	6,232	10,465
Accrued restructuring charges	4,416	4,717
Current portion of long-term debt and capital lease obligations	1,693	859
Deferred revenue	4,637	4,542

Total current liabilities	17,912	22,938

Long-term debt and capital lease obligations	3,850	2,510
Deferred revenue, long-term	206	229
Other liabilities	934	939

Total liabilities	22,902	26,616

Commitments and contingencies (notes 9 & 10)

Shareholders’ equity
Common stock, $.01 par value, authorized 21 million shares, issued and outstanding 16.4 and 16.4 million shares, respectively	166	164
Additional capital	325,493	323,498
Warrants	2,128	2,806
Note receivable from shareholder	(735)	(735)
Accumulated deficit	(298,830)	(295,790)

Total shareholders’ equity	28,222	29,943

Total liabilities and shareholders’ equity	$51,124	$56,559

The accompanying notes are an integral part of these consolidated financial statements

INTERLAND, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the four months ended
	December 31,	December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,040)	$(4,682)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Income (loss) from discontinued operations	146	(608)
Depreciation and amortization	1,750	7,705
Bad debt expense	373	632
Loss (gain) on sale of assets	—	(14)
Stock-based compensation	537	210
Restructuring charges	1,626	—
Changes in operating assets and liabilities net of effect of acquisition:
Cash received from sale of dedicated assets	11,267	—
Receivables	(1,765)	(273)
Other current assets	692	745
Accounts payable, accrued expenses and deferred revenue	(8,109)	(4,712)

Cash provided by (used in) operating activities of continuing operations	3,477	(997)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant, and equipment	(1,110)	(1,032)
Purchases of held-to-maturity investment securities	(3)	—
Proceeds from auction rate securities	—	1,500
Purchase of auction rate securities	—	(3,500)
Net change in restricted investments	266	516
Web.com acquisition, net of cash acquired	(15)	—

Cash used in investing activities of continuing operations	(862)	(2,516)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt and capital lease obligations	(1,115)	(1,164)
Proceeds from exercises of stock options	25	4

Cash used in financing activities of continuing operations	(1,090)	(1,160)

Net cash provided by (used in) continuing operations	1,525	(4,673)
Net cash used in operating activities of discontinued operations	(1,046)	(210)

Net increase (decrease) in cash and cash equivalents	479	(4,883)

Cash and cash equivalents at beginning of period	16,891	15,203

Cash and cash equivalents at end of period	$17,370	$10,320

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
History of operating losses — The Company’s web hosting business has historically incurred net losses and losses from operations. The Company’s future operations are dependent upon its ability to achieve and sustain positive cash flow prior to the depletion of cash resources. There can be no assurance that Interland’s continuing efforts to stabilize or increase its revenue will be successful and the Company will be able to continue as a going concern. If the Company is unable to successfully execute its business plan, it may require additional capital, which may not be available on suitable terms. Nonetheless, management believes it has adequate cash and liquid resources to fund operations and planned capital expenditures through at least the next 12 months.
2. Significant Accounting Policies
Interim Unaudited Financial Information — The accompanying unaudited consolidated financial statements for the four month periods ended December 31, 2005 and December 31, 2004, have been prepared in accordance with generally accepted accounting principles for interim financial information. In management’s opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the four-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.
Basis of Presentation — This report on Form 10-Q (“10-Q”) for the four-months ended December 31, 2005 should be read in conjunction with the Company’s Annual Report on Form 10-K (“10-K”) for the fiscal year ended August 31, 2005. The Company’s fiscal year end through the 2005 fiscal year was August 31. However, on October 17, 2005 the Board of Directors decided to change the Company’s fiscal year end from August 31 to December 31. As a requirement of this year end change, the Company is reporting results for the period September 1, 2005 through December 31, 2005 as a separate transition period with the results for the corresponding period of 2004 presented for comparative purposes. Audited information for the transition period September 1, 2005 through December 31, 2005 will be included in the Company’s Annual Report on Form 10-K to be filed for the Company’s new fiscal year ending December 31, 2006, pursuant to the transition rules. The financial statements include the accounts of Interland, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated. Certain reclassifications have been made in prior-year amounts to conform to the current-year presentation.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.
Stock-Based Compensation — Stock compensation is recorded in accordance with Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. The Company uses the Black-Scholes option-pricing model and recognizes compensation cost on a straight-line basis over the vesting periods for the awards.
Reclassification of Auction Rate Securities — Cash and cash equivalents consist of cash and investments in certificates of deposit, commercial paper and other highly liquid securities with original maturities less than 90 days. We had historically classified auction rate securities as cash and cash equivalents if the period between the interest rate resets was 90 days or less, which was based on our ability to either liquidate our holding or roll our investments over to the next reset period. Based on our re-evaluation of the maturity dates associated with the underlying bonds, we have reclassified our auction rate securities, previously classified as cash and cash equivalents, as auction rate securities. Auction rate securities are variable rate bonds tied to short term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short term intervals, usually every 7, 28 or 35 days. They generally trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined through the auction process. Although these securities are issued and rated as long term bonds, they are priced and traded as short term instruments because of the liquidity provided through the

Interland, Inc.
Notes to Consolidated Financial Statements (continued)
interest rate reset. All auction rate securities are available for sale and are reported at fair value. These auction rate securities investments remained readily available to the Company and are considered short-term and liquid in accordance with the reset period.
We reclassified certain amounts in the prior years’ consolidated financial statements to conform to the current year presentation. During 2005, based on our re-evaluation of the maturity dates associated with the underlying bonds, we have reclassified auction rate securities, previously classified as cash and cash equivalents, to auction rate securities in the consolidated financial statements for the four month period ended December 31, 2004, in accordance with SFAS 95, “Statement of Cash Flows”.
3. Acquisition
On December 23, 2005 Interland acquired substantially all of the web hosting and domain registration business of Web Internet, LLC (“WILLC”) and the domain name “Web.com”. The primary reason for the acquisition is the organic traffic inherently attributable to a descriptive domain such as web.com. The assets acquired include web hosting accounts, an accredited registrar business, and substantially all of the intellectual property, trademarks, domain name rights and contractual rights of WILLC, including the domain name “Web.com” and certain other assets. The purchase price of approximately $1.2 million included $0.4 million of cash paid and 187,840 shares of Interland stock valued at approximately $0.8 million. In addition, the Company assumed $3.3 million of debt, deferred revenues of $0.5 million and other obligations of approximately $0.9 million. As the Company continues to finalize its plan to exit the facility, assumed at the closing of this acquisition, by April 30, 2006, additional liabilities related to unknown or estimated contractual obligations in closing the office space and data center may result in an adjustment to the allocation of the acquisition cost for the business combination that will be reported as adjustments to Goodwill. Major actions that comprise the plan to exit the facility are to negotiate termination fees for assumed service agreements related to the facility, migrate all servers and other customer related assets to the Company’s facilities in Atlanta, terminate employees, and terminate the contractual agreement of the facility.
In relation to the purchase of these assets and assumed liabilities, the Company has followed the guidance under FAS 141: “Business Combinations” (“FAS 141”), EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), and EITF 98-3 “Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business” (“EITF 98-3”).
The following table summarizes the purchase price allocation based on the fair value of the assets acquired and liabilities assumed:

Fair Value
(In Thousands)
Current assets	$373
Property and equipment	145
Customers	470
Trade names and trademarks	4,000
Goodwill	921
Current liabilities	(3,040)
Non-current liabilities	(1,661)

Net assets acquired	$1,208

The operating results for WILLC for the period subsequent to December 23, 2005 are included in the Company’s operating results.
4. stock-based compensation
As of December 31, 2005, the Company had established a number of stock option plans as discussed in more detail below. Prior to September 1, 2005, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations in accounting for stock options granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the

Interland, Inc.
Notes to Consolidated Financial Statements (continued)
exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of earnings prior to September 1, 2005 on stock options granted to employees, since all options granted under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
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
The Company uses an expected stock-price volatility assumption that is based on historical implied volatilities of the underlying stock which is obtained from public data sources. With regard to the weighted-average option life and forfeiture rate assumptions, the Company considers the behavior of past grants and uses the safe-harbor calculations recommended when there are limited exercises. During the four months ended December 31, 2005 the Company granted 881,261 options with a weighted average price per option of $3.01.
The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the four months ended December 31, 2005:

Dividend yield	0.0%
Expected volatility	75.7% - 78.1%
Risk-free interest rate	3.7% - 4.5%
Expected term (in years)	5.8 years
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
As of December 31, 2005 the Company had approximately 4.0 million shares of common stock reserved for future issuance under our stock option plans and warrants.
The Company has four stock option plans, the 2005 Equity Incentive Plan (the “2005 Plan”), the 2002 Equity Incentive Plan (the “2002 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”) and the 1995 Stock Option Plan (the “1995 Plan”), collectively referred to as the “Option Plans”. Options issued under these option plans have an option term of 10 years. Vesting periods range from 3 to 5 years. All awards outstanding under the 2002 Plan, 2001 Plan and 1995 Plan continue in accordance with their terms.
At the Company’s Annual Meeting of Shareholders on August 31, 2005, the Company’s shareholders approved the 2005 Plan. The Company reserved 1,200,000 shares of common stock on August 31, 2005 for issuance under the 2005 Plan.

Interland, Inc.
Notes to Consolidated Financial Statements (continued)
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
In August 2005, Mr. Jeff Stibel, the Company’s President and Chief Executive Officer, and Mr. Peter Delgrosso, Senior Vice President of Corporate Communication, were granted options to purchase 1,700,000 and 200,000 shares, respectively, of the Company’s common stock. The options were granted at $2.29 per share, the closing sales price of the common stock on the day of the grant. The options expire in 2013 and vest over three years. These options were measured and expensed in accordance with SFAS 123(R) beginning September 1, 2005.
On December 6, 2005, Interland entered into an Agreement with its former Chief Executive Officer and Chairman Joel Kocher (“Kocher”) in which Kocher voluntarily surrendered for cancellation options previously granted for approximately 216,434 shares of the Company’s common stock, and the Company repurchased the options for nominal consideration of $1.00. All of the cancelled options had exercise prices over $21 per share. The transaction has the effect of returning approximately 216,434 shares to the Company’s unrestricted reserve of common stock which shares may be used in retaining and recruiting executives, for consideration in acquisitions and for other corporate purposes.
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
The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the four months ended December 31, 2004 (in thousands):

Net loss, as reported	$(4,682)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	210
Deduct:
Total stock-based compensation expense determined under fair value method for all awards	(527)

Pro forma net loss	$(4,999)

Loss per common share:
Net loss per common share — Basic & diluted, as reported	$(0.29)
Net loss per common share — Basic & diluted, pro forma	$(0.31)

A summary of the transactions during the four months ended December 31, 2005 with respect to the Company’s Stock Option Plans follows:

Interland, Inc.
Notes to Consolidated Financial Statements (continued)

		Weighted-	Aggregate	Weighted-Average
	Shares	Average	Intrinsic Value (1)	Contractual Life
	(000s)	Exercise Price	(000s)	Remaining in Years

Outstanding at August 31, 2005	2,989	$8.22
Granted at fair value	881	$3.08
Exercised	(8)	$3.33
Forfeited	(348)	$32.29
Outstanding at December 31, 2005	3,514	$4.22
Exercisable at December 31, 2005	1,013	$8.30	$1,308	8.07

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
During the four months ended December 31, 2005 a total of 8,000 options were exercised compared to 1,000 options exercised for the same period in the prior year. The total fair value of options vested during the four months ended December 31, 2005 was $0.5 million.
A summary of the status of the Company’s non-vested options as of December 31, 2005, and changes during the four months ended December 31, 2005, is presented below:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(000s)	Fair Value

Nonvested at September 1, 2005	1,922	$1.53
Granted	881	$2.11
Vested	(303)	$1.57

Nonvested at December 31, 2005	2,500	$1.73

Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation in the four months ended December 31, 2005 was $0.5 million, increasing both basic and diluted loss per share by $0.03. As of December 31, 2005, the total unrecognized compensation cost related to non-vested stock awards was $4.2 million and the related weighted-average period over which it is expected to be recognized is approximately 5 years.
5. Restructuring And Facility Exit Costs
2001 Plan
During the fourth quarter of 2001, the Company approved and implemented a restructuring program in connection with its acquisition of Interland-Georgia. During the four months ended December 31, 2005, cash payments of $0.5 million were made related to the monthly lease obligations for lease abandonment leaving an outstanding liability of $3.2 million as of December 31, 2005. The annual activity from inception through August 31, 2005 is disclosed in the 2005 Annual Report on Form 10-K.
2005 Plan
In conjunction with the sale of its dedicated accounts and related assets and the assignment of all its data centers and in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company initiated a restructuring plan requiring a reduction of force, exiting a portion of the remaining office space and the termination of a contract. During the four months ended December 31, 2005 the Company was able to negotiate down its contract termination penalty by $0.2 million and paid the remaining balance of $0.8 million. The Company also announced a reduction in force related to the sale of its dedicated accounts and recorded $0.8 million of severance, of which $0.7 million was paid out during the four months ending December 31, 2005. The Company also exited a portion of its Atlanta office space on November 30, 2005 in relation to the dedicated sale and recorded a restructuring reserve of $1.1 million. The remaining outstanding liability is $1.2 million.

Interland, Inc.
Notes to Consolidated Financial Statements (continued)
6. Purchase Business Combination Liabilities
In connection with the acquisition of Interland-Georgia in 2001, the Company accrued certain liabilities representing estimated costs of exiting certain facilities, termination of bandwidth contracts and involuntary termination of employees in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” During the four month period ended December 31, 2005 the Company continued to make its monthly lease payment and to collect offsetting rent from its subtenants equaling $0.1 million leaving an accrual balance of $0.5 million. These lease abandonment obligations are contractually scheduled to end in 2009.
In December 2005, the Company acquired the assets and accounts of Web Internet, LLC. In accordance with EITF 95-3, the Company recorded liabilities totaling $0.2 million related to facility exit costs.
7. Goodwill and Intangible Assets
The Company records the excess purchase price of net tangible and intangible assets acquired over their estimated fair value as goodwill. The Company adopted the provisions of SFAS 142 “Goodwill and Other Intangible Assets” which requires the Company to test goodwill for impairment at least annually or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the net book value of the reporting unit exceeds the estimated fair value. As of December 31, 2005 the Company had a goodwill balance of $0.9 million due to the WILLC asset acquisition.
The Company adopted the provisions of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires the Company to test for impairment of intangible assets if an event occurs or circumstances change that would more likely than not reduce the fair value of its long-lived assets below the carrying amount. As of December 31, 2005 the Company had a net balance of Intangible assets of $6.6 million, of which $4.5 million was from the WILLC asset acquisition, which includes customer accounts of $0.5 million and trade names of $4.0 million. The intangible assets are amortized over lives of four to five years for core technology, three to four years for customer accounts, and fifteen years for trade names.
Beginning in 2006, the Company will recognize an additional $0.4 million in annual amortization associated with the trade names and customer accounts acquired from WILLC through 2008, after which amortization expense will decrease to $0.3 million annually through 2020.
8. Discontinued Operations
In 2001, the Company sold its Micron PC Systems business to GTG PC Holdings, LLC (“GTG PC”), an affiliate of the Gores Technology Group. The Company retained all liabilities of the PC Systems business not assumed by GTG PC and any contingent liabilities arising prior to the closing date.
During the four months ended December 31, 2005, the Company recognized a loss of $0.1 million from discontinued operations. This loss consisted primarily of required legal fees in defense and settlement of Micron PC legal matters. The Company’s Micron litigation is ongoing and management expects that there will be additional defense costs throughout 2006.
9. Commitments
The Company leases various buildings, computer and office equipment, under capital and operating lease agreements. At the closing of the WILLC acquisition in December 2005, Interland assumed $3.3 million in outstanding indebtedness, of which $0.8 million was paid-off on the date of acquisition. The remaining $2.5 million is payable in monthly installments over three years, including $2.3 million in a note payable and $0.2 million in capital leases.
The Company has also entered into various bandwidth agreements and in February 2004 executed a five-year promissory note with US Bank. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. These assets are depreciated over the shorter of their related lease terms or their estimated useful lives. Rental expense related to operating leases was approximately $0.5 million and $1.7 million for the four months ended December 31, 2005 and December 31, 2004, respectively. Future minimum payments including equipment and facility leases, debt payments and bandwidth commitments are as follows:

Interland, Inc.
Notes to Consolidated Financial Statements (continued)

	Operating
	Leases and
	Other Future
	Minimum	Long-term	Capital
	Commitments	debt	Leases
	(In thousands)
2006	$5,680	$1,620	$73
2007	2,607	1,785	74
2008	2,223	1,878	19
2009	2,140	93	1
2010	1,198	—	—
Thereafter	—	—	—

Total	$13,848	$5,376	$167

Less: current portion			(73)

Capital lease obligation excluding current portion			$94

10. Contingencies
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
In February 2003, Mr. Heitman, also a former principal of Interland’s subsidiary Communitech, and Mr. Murphy filed a lawsuit against Interland, its former Chief Executive Officer, Mr. Joel Kocher, and Communitech, in Jackson County, Missouri claiming, among other things, that Interland acted unreasonably and thereby breached the Merger Agreement under which Interland acquired all of the stock of Communitech by failing to have the S-3 registration statement for their stock declared effective by the SEC on a timely basis and further claiming that Interland and/or Mr. Kocher made inaccurate disclosures in connection with Interland’s acquisition of Communitech. The complaint seeks compensatory and punitive damages in an unspecified amount. Interland believes that these claims are without merit and will not have a material adverse effect on Interland and is vigorously defending the claims.
Interland is defending another case in Jackson County, Missouri arising out of the shutdown of five unregistered servers at the Communitech data center in February 2003. An entity called Bent Axis and its principal Jason Park, a former employee of Communitech, have filed suit against the Company and its General Counsel, Jonathan Wilson, alleging a variety of contract and tort claims. Plaintiffs allege that the Company and Mr. Wilson are responsible for disrupting Plaintiffs’ online business and are seeking unspecific damages. The court dismissed all of the claims against Jonathan Wilson on June 27, 2005. The Company is vigorously defending the suit and believes that it will not have a material adverse effect on Interland.
Interland is the defendant in a case involving the Telephone Consumer Protection Act (“TCPA”) in state court in Allegheny County, Pennsylvania. A competing web hosting company, PairNetworks, filed this case in December 2001 as a putative class action, claiming that Interland’s distribution of a facsimile on November 15, 2001 to market domain name registration services violated the TCPA. Several years later, two additional plaintiffs joined in the action. The plaintiffs have conceded that all of the putative class members were customers of Interland. Federal Communications Commission regulations in effect at the time provided that the distribution of facsimiles to persons with whom the sender had an “established business relationship” did not amount to a violation of the TCPA. Interland believes that Congress expressly extended those regulations through the Junk Fax Act of 2005.

Interland, Inc.
Notes to Consolidated Financial Statements (continued)
Interland has asked the court to deny class certification and a ruling on that motion is pending. If the court denies class certification, Interland’s damages, even if it were liable, should not exceed $1,500 for each of the three named plaintiffs. If the court grants class certification, however, its size may exceed 50,000. Interland has also asked the court for summary judgment and that motion has been briefed and argued to the court. If granted, that motion would result in the dismissal of all claims. Interland believes that the plaintiffs’ claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.
The Company is defending a case in the United States District Court for the Southern District of Florida arising out of the management of a co-located server by its predecessor company, Worldwide Internet Publishing Corporation. The suit alleges that the Company is responsible for the loss of Plaintiff’s internet search engine that occurred after the resignation of the officer managing the server, Mark Ismach, in October 1999. On September 2, 2005, in a trial of this matter on the merits the jury returned a verdict against Interland in the amount of $800,000. In response to Interland’s pre-trial and post-trial motions, however, the court subsequently reduced the verdict to nominal damages of $1 and entered judgment in that amount. The plaintiff has filed a notice of appeal. The Company has accordingly removed the $800,000 legal reserve that had been established during the quarter ended August 31, 2005.
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
On December 28, 2005, the Honorable Judge B. Lynn Winmill dismissed with prejudice, pursuant to the terms of a settlement, litigation between the Company and the Plaintiffs in Smith v. Micron Electronics, Inc. (n/k/a Interland, Inc.), Case No. CV-01-0244-S-BLW (D. Idaho) (the “Smith Litigation”). The settlement provided that a payment in the amount of $325,000 would be made to Plaintiffs after all of the following events have taken place: (a) execution of the Settlement Agreement by all 42 Plaintiffs and Opt-In Claimants; (b) entry of a dismissal with prejudice of all pending claims in the Smith Litigation; (c) expiration of any period for an appeal from any decision entered by the Court in the Smith Litigation; and (d) receipt by the Company of a full payment for the Court-awarded sanctions entered against Plaintiffs. The Settlement Agreement contains a full release of all claims that the Plaintiffs asserted or could have asserted against the Company in the Smith Litigation. The period by which any appeal may be taken expired on or about January 27, 2006 and no appeal was filed. The Company anticipates paying the $325,000 settlement amount in February 2006. The case will be finally resolved when the payment is made.
The $325,000 settlement payment to be made in the Smith Litigation will be funded through an Interim Funding Agreement (the “Interim Agreement”) entered into between the Company and Certain Underwriters at Lloyd’s of London (the “Underwriters”). Under the terms of the Interim Agreement, Underwriters have agreed to pay $250,000 of the settlement payment, which is expected to be paid in February 2006. Both Underwriters and the Company have reserved all rights and made no admissions of liability under the terms of the Interim Agreement.
Notwithstanding the Interim Agreement, the Company has filed a lawsuit against Underwriters in state court in Idaho (see Interland, Inc. v. Certain Underwriters at Lloyd’s of London, Case No. CV OC 0506184 (District Court for the Fourth Judicial District of Idaho, County of Ada)) (the “Lloyd’s Litigation”) seeking a declaration that the Directors, Officers and Company Liability Insurance Policy dated July 26, 2000 (the “Policy”) provides coverage for the Losses sustained by the Company as a result of the claims made in the Smith Litigation. The Company is seeking in excess of $1.7 million in damages in this litigation. To date, Underwriters have denied coverage under the Policy and have indicated that they will vigorously defend this suit. There can be no guarantee that the Company will be able to recover the amounts claimed in this case.
Periodically, the Company is made aware that technology it has used may have infringed on intellectual property rights held by others. The Company evaluates all such claims and, if necessary and appropriate, obtains licenses for the use of such technology. If the Company or its suppliers are unable to obtain licenses necessary to use intellectual property in the applicable products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected

Interland, Inc.
Notes to Consolidated Financial Statements (continued)
technology. The Company evaluates all such claims and accrues a liability for the estimated costs of settlement or adjudication of claims when appropriate.
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
11. Subsequent Events
On February 7, 2006 William Pemble, Executive Vice President of Consumer Products and Interland, Inc. (“Interland” or the “Company”) entered into a First Amendment of Employment Agreement and Release of Claims (the “Amendment”) in respect of Mr. Pemble’s employment agreement. The parties agreed that: (a) Interland will pay Mr. Pemble a lump sum payment of $92,500 on or about February 13, 2006; (b) Mr. Pemble’s employment with the Company will terminate on or about February 7, 2006; (c) the Company will waive the limitations on transfer provided in Mr. Pemble’s Restricted Stock Agreement dated December 22, 2005 in order to allow Mr. Pemble to sell 153,466 shares of Interland common stock to a group of Interland Board Members, executives and other private investors; (d) Interland and Web Internet, LLC (“WILLC”) will agree to amend the Transition Services Agreement, entered into in connection with the closing of Interland’s acquisition of substantially all of WILLC’s assets, to require Mr. Pemble to assist in the transition of responsibilities from the WILLC office in Bethel, Connecticut to Interland’s headquarters in Atlanta, Georgia upon which Interland is obligated to pay Mr. Pemble an additional $92,500; and (e) Mr. Pemble will have no further right to severance benefits upon his termination of employment for any reason.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding Interland’s expectations of its future liquidity needs, its expectations regarding its future operating results including its planned increase in its revenue levels and the actions the Company expects to take in order to maintain its existing customers and expand its operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to it as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include risks associated with our target markets and risks pertaining to our ability to successfully integrate the operations and personnel of the recent acquisitions. Factors that could cause actual results to differ materially from expected results are identified in “Risk Factors” below, and in the Company’s annual report on Form 10-K for the year ended August 31, 2005 and in the Company’s other filings with the Securities and Exchange Commission. All transition period references are to the Company’s four month fiscal periods ended December 31, 2005, or December 31, 2004, unless otherwise indicated. All annual references are also on a fiscal August 31st year-end basis, unless otherwise indicated. All tabular dollar amounts are stated in thousands.
Overview
Interland, Inc. (NASDAQ:INLD) is a leading provider of websites and web services focused on helping small and medium-sized businesses (“SMBs”) achieve success online. Interland offers a variety of web services, including web hosting, web mail, web marketing, and web design and development.
Interland understands that consumers and small business owners want to use the web to grow their business, but don’t typically have the time, resources or technical expertise to develop a web presence that attracts prospects and converts them into customers. Even fewer have a clear understanding of how the web can be a central business tool to manage and serve those customers. Interland offers a variety of integrated online tools and services including website design and publishing, web hosting, web email, web addresses or domain registration, web marketing tools and merchant services specifically designed for small business owners.
Interland’s core products are standardized, scalable managed web hosting services that place numerous customers on a single shared server – a cost benefit that is passed along to the customer. Starter packages are designed for websites with relatively low volumes of traffic and allow customers to establish an online presence at minimal cost. Interland’s managed hosting services feature easy-to-use control panels and extensive on-line documentation that allow customers to control their own applications. Furthermore, customers who purchase entry-level plans can easily upgrade to more full-featured services as their needs evolve.
Interland’s web hosting services are sold stand-alone or bundled with a suite of website tools and services. The Company recognizes revenues as these services are provided. Interland’s do-it-yourself Sitebuilder tool enables non-technical customers to design, publish and manage a professional website easily and at a fraction of the time and cost compared to custom-designed sites built by designers or web development firms. Additionally, Interland offers custom website design services for customers who prefer to outsource website design and maintenance, but who want a more cost-effective alternative to traditional web design firms. Packaged together with a comprehensive variety of ecommerce, marketing and promotional tools, Interland’s website offerings provide SMB customers a turn-key solution to establishing and promoting their businesses online.
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
Interland’s sales and marketing strategy focuses on providing demonstrable benefits to our customers. The Company has identified target market segments and seeks to match each segment’s particular needs with a specific subset of the Company’s offered products, pricing, and selling initiatives. The Company sells products through traditional and online marketing, as well as through a number of distribution partners. Interland offers a number of products across its channels of distribution. Interland’s distribution partners now include telecommunications companies, Yellow Pages publishers, credit card companies, as well as local resellers.
Results Of Continuing Operations
The Company’s consolidated financial information presents the net effect of discontinued operations separate from the results of the Company’s continuing operations.
Comparison Of The Four Months Ended December 31, 2005 And 2004
The loss from continuing operations decreased $1.7 million, or 35.1% to $3.0 million for the four months ended December 31, 2005 from $4.7 million for the four months ended December 31, 2004. The basic and diluted loss per share from continuing operations decreased $0.15 per share, or 45.5% for the four months ended December 31, 2005 when compared to the same period of the prior fiscal year.
Revenues
Total revenues decreased $14.3 million, or 46.7%, to $16.3 million for the four months ended December 31, 2005 from $30.6 million for the four months ended December 31, 2004.

	For the four months ended
	December 31,	December 31,
	2005	2004
	(in thousands)
Hosting revenue	$15,172	$29,053
Other revenue	1,120	1,520

Total revenue	$16,292	$30,573

When compared to the same period of the prior fiscal year, hosting revenues decreased $13.9 million, or 47.8%, for the four months ended December 31, 2005. Hosting revenues are comprised of shared hosting services and domain name registrations. The significant decline in hosting revenues is primarily attributable to the sale in May 2005 of 32,000 shared hosting accounts as well as accounts for customers who purchased shared hosting services under the Hostcentric brand. Additionally, in August 2005, Interland sold approximately 7,200 dedicated web server accounts to an unrelated buyer. The combined sales of accounts and account cancellations, net of new customers obtained through sales and marketing activities, resulted in the decrease mentioned above. Account cancellations occur as a result of: a) customer action; b) termination by the Company for non-payment; or c) termination by the Company as a result of a decision to no longer provide a particular service.
The Web.com acquisition is anticipated to bring approximately $0.1 million in monthly hosting revenues. The Web.com assets also generate one-time, non-recurring revenues which are not included in the recurring revenue total, such as domain registrations, domain privacy, URL forwarding and advertising and commerce revenues.
Other revenues decreased $0.4 million, or 26.3%, for the four months ended December 31, 2005, when compared to the same period of the prior fiscal year. Other revenues are primarily comprised of consulting, bandwidth transfer overage billings, co-

location services and Wed-based business solution services. The decline in other revenues is primarily attributable to the sales of dedicated hosting accounts and the related non-hosting revenues such as bandwidth transfer overage billings.
Operating Costs and Expenses
Network Operating Costs
Network operating costs were $3.0 million compared to $7.5 million for the four months ended December 31, 2005 and 2004, respectively. This decrease of $4.5 million, or 60.4%, is attributable primarily to a $1.2 million reduction in bandwidth connectivity costs, a $2.0 million reduction in labor costs, and a $1.0 million reduction in software costs primarily attributable to the sale of the Hostcentric accounts and the dedicated hosting assets sold to Peer 1 in August 2005.
Sales and Marketing
Sales and marketing expenses were $3.4 million compared to $5.3 million for the four months ended December 31, 2005 and 2004, respectively. This decrease of $1.9 million, or 35.8%, is primarily due to the sale of accounts in fiscal 2005, a decrease in advertising costs related to functional centralization, greater use of on-line advertising and customer initiated on-line sales, and a reduction in reliance on more expensive print advertising and direct mail.
Technical Support
Technical support expenses were $2.3 million compared to $5.1 million for the four months ended December 31, 2005 and 2004, respectively. The overall decrease of $2.8 million, or 53.5%, is primarily related to the Company’s continued reduction in customer call volume and contacts. This reduction has occurred largely in part to outsourcing initiatives which began in fiscal year 2005, as well as a continued focus on reducing customer contacts through increased first call resolution rates. These operational efficiencies yielded decreases of $0.4 million in contract labor and consultants, $0.1 million in telephone expenses, $0.7 million in facilities overhead and $2.2 million in salaries and benefits, partially offset by an increase of $0.8 million in service agreement fees.
General and Administrative
General and administrative expenses were $7.2 million compared to $9.8 million for the four months ended December 31, 2005 and 2004, respectively. This decrease of $2.6 million, or 26.8%, is primarily attributable to a $0.8 million decrease in legal expenses, $0.6 million decrease in professional fees and a decrease in legal reserves of $0.8 million due to a favorable court ruling. Additional decreases are due to the sale of accounts in fiscal 2005, resulting in $0.5 million decrease in salary and benefit related expenses, $0.3 million decrease in credit card fees, and $0.2 million decrease in insurance expenses. Partially offsetting these reductions were increases in contract labor expense of $0.4 million and $0.5 million of stock based compensation.
Included within general and administrative are expenses related to the Company’s executives, human resources, finance and accounting, legal, business development, information technologies, product development and quality assurance teams.
Bad Debt Expense
Bad debt expenses were $0.4 million compared to $0.6 million for the four months ended December 31, 2005 and 2004 respectively. The decrease in bad debt expense is attributable to the reduced customer base after the sale of accounts in fiscal 2005.
Depreciation and Amortization
Depreciation and amortization expenses were $1.8 million compared to $7.7 million for the four months ended December 31, 2005 and 2004, respectively. The decrease in depreciation expense is a result of the disposition of assets related to the sale of the dedicated accounts in August 2005.
Restructuring and Facility Exit Costs
Restructuring costs were $1.6 million for the four months ended December 31, 2005 with no comparative charge for the same period in the prior fiscal year. The increase in expense relates to termination benefits paid to employees and exit costs for vacating a portion of the office space leased by the company, partially offset by a $0.2 million reduction of a bandwidth termination reserve.

Interest Income (Expense), net
Interest income was $0.3 million compared to $0.1 million for the four months ended December 31, 2005 and 2004, respectively. Interest income (expense), net consists of interest income earned on the Company’s combined cash and cash equivalents, short-term investments, and restricted investments less interest expense on debt, primarily capital leases.
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
For the four months ended December 31, 2005 a loss of $0.1 million was recognized compared to a gain of $0.6 million for the four months ended December 31, 2004. The loss is primarily attributable to legal fees in defense and settlement of Micron PC legal matters.
The Company has sales and use tax assessments and audit reserves of $0.2 million, $0.7 million in contingent liabilities, and $0.4 million for other liabilities related to the disposal of discontinued operations that are included in accrued liabilities on the Company’s consolidated balance sheet as of December 31, 2005.
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
The following table reflects the calculation of EBITDA from continuing operations and reconciliation to net cash provided by (used in) operating activities:

	For the four months ended
	December 31,	December 31,
	2005	2004
	in thousands
Net loss	$(3,040)	$(4,682)
Depreciation and amortization	1,750	7,705
Interest expense (income)	(324)	(95)
Discontinued operations	146	(608)

EBITDA	$(1,468)	$2,320

Interest income / (expense)	324	95
Provision for bad debts	373	632
Restructuring charges	1,626	—
Loss on the sale of assets	—	(14)
Other non-cash adjustments	537	210
Changes in assets and liabilities:
Cash received from sale of dedicated assets	11,267	—
Receivables, net	(1,765)	(273)
Other current assets	692	745
Accounts payable, accrued expenses, and deferred revenue	(8,109)	(4,712)

Net cash provided by (used in) operating activities	$3,477	$(997)

For the four months ended December 31, 2005 the Company’s EBITDA decreased $3.8 million to negative $1.5 million compared to a positive $2.3 million in the same period of the prior year. This decrease is primarily due to the sale of the Company’s dedicated accounts and related assets, resulting in additional restructuring charges and a reduction in revenues, partially offset by reductions in other operating expenses.
Liquidity and Capital Resources
As of December 31, 2005, the Company had $17.4 million in cash and cash equivalents as noted on the Company’s consolidated balance sheet and statement of cash flows. In addition, the Company had $9.3 million in short- and long-term restricted investments representing a total of $26.7 million of restricted and unrestricted cash and investments. This represents an increase of $0.2 million or 0.8% compared to August 31, 2005.
On a comparative basis, cash provided by operating activities of continuing operations increased $4.5 million to $3.5 million for the four months ended December 31, 2005 versus the $1.0 million of cash used in operating activities for the same period in the prior year. The increase in cash provided in continuing operations is primarily due to the receipt of the proceeds of $11.3 million for the sale of the dedicated web server accounts and servers on August 31, 2005; partially offset by reduction of EBITDA of $3.8 million, the decrease of payables and accruals of $3.4 million; and the increase of receivables of $1.5 million. Cash used in investing activities decreased $1.6 million to $0.9 million used for the four months ended December 31, 2005 versus $2.5 million of cash used in investing activities for the same period in the prior year. The decrease in cash used in investing activities is primarily related to the purchase of auction rate securities in 2004 of $3.5 million, partially offset by the proceeds from auction rate securities of $1.5 million. Cash used in financing activities decreased $0.1 million or 6.4% to $1.1 million for the four months ended December 31, 2005 versus the $1.2 million of cash used in financing activities for the same period of prior year. The decrease in cash used in financing activities is primarily due to the reduction of overall debt and capital lease obligations. Cash used in discontinued operations increased $0.8 million to $1.0 million for the four months ended December 31, 2005 versus the $0.2 million of cash used to fund discontinued operations during the same period of the prior year. The increase in cash used was primarily due to the $0.9 million payment relating to the settlement agreement with Novell.
In February 2004, the Company executed a five-year promissory note with US Bancorp Oliver-Allen Technology Leasing for $4.8 million. As of December 31, 2005, the principal balance on the promissory note was $3.0 million. The Company has pledged $5.0 million as collateral for this promissory note; this amount will gradually decrease until the agreement terminates in February 2009. As of December 31, 2005, the amount of collateral is $3.3 million. These restrictions prevent the Company from utilizing the related cash and cash equivalents until all of its obligations under the note are satisfied. The new promissory note bears an interest rate of 6.75% and requires monthly payments of $94,000 over five years beginning in February 2004.
At the closing of the WILLC acquisition in December 2005, Interland assumed approximately $2.3 million in outstanding indebtedness of WILLC to Web Service Company, Inc. (“Web Service”) and that indebtedness was amended and restated in that certain Amended and Restated Line of Credit Note and Loan Agreement (the “Web Service Note”) issued by Interland and its wholly-owned subsidiary WDC Holdco, Inc. in favor of Web Service. The Web Service Note bears interest at the rate of 3% per year and is to be repaid in approximately equal monthly installments of $67,886 beginning on January 1, 2006 with a final payment of any remaining principal and interest due on December 1, 2008.
During the four months ended December 31, 2005, the Company made capital expenditures of $1.1 million primarily related to network storage equipment, servers and personal computers.
The following table discloses aggregate information about the Company’s contractual obligations, excluding interest, as of December 31, 2005 and the periods in which payments are due:

					After
Contractual Obligations (000s)	Total	1 year	2-3 years	4-5 years	5 years
Real Property Leases	$11,623	$3,569	$4,716	$3,338	$—
Long-term Debt	5,376	1,620	3,663	93	—
Bandwidth Commitments	1,510	1,510	—	—	—
Contractual Obligations	715	601	114	—	—
Capital Leases	167	73	93	1	—

Total Commitments	$19,391	$7,373	$8,586	$3,432	$—

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
Item 3. Quantitative And Qualitative Disclosures About Market Risk
Substantially all of the Company’s liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of December 31, 2005, approximately 99.7% of the Company’s liquid investments mature within three months and the remaining 0.3% mature within one year. The majority of the Company’s long-term debt is comprised of fixed-rate capital leases used to finance equipment purchases. In this regard the underlying debt instruments are not marketable and, therefore, there is no associated market risk. As of December 31, 2005, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values. Generally, the fair market value of fixed interest rate investment securities will increase as interest rates fall and decrease as interest rates rise. The Company does not use derivative financial instruments in its investment portfolio. The portfolio has been primarily comprised of commercial paper rated A1/P1, bank certificates rated AA or better and corporate medium-term notes rated AA or better. At December 31, 2005, the Company’s investment portfolio included fixed rate securities with an estimated fair value of $22.4 million. The interest rate changes affect the fair market values but do not impact earnings or cash flows. The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt at December 31, 2005 was $5.5 million.
Item 4. Controls and Procedures
The Company’s management, including its chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13(a) – 14(c), and 14(d)) as of December 31, 2005. Based on this review, the chief executive officer and chief financial officer concluded that Interland’s disclosure controls and procedures were effective to provide reasonable assurances that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including its chief executive officer and chief financial officer as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
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
While we continued to make incremental improvements to our internal controls over financial reporting during the four month period covered by this Transition Report on Form 10-Q, there were no changes in the Company’s internal control over financial reporting which have materially affected its internal controls.

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
In February 2003, Mr. Heitman, also a former principal of Interland’s subsidiary Communitech, and Mr. Murphy filed a lawsuit against Interland, its former Chief Executive Officer, Mr. Joel Kocher, and Communitech, in Jackson County, Missouri claiming, among other things, that Interland acted unreasonably and thereby breached the Merger Agreement under which Interland acquired all of the stock of Communitech by failing to have the S-3 registration statement for their stock declared effective by the SEC on a timely basis and further claiming that Interland and/or Mr. Kocher made inaccurate disclosures in connection with Interland’s acquisition of Communitech. The complaint seeks compensatory and punitive damages in an unspecified amount. Interland believes that these claims are without merit and will not have a material adverse effect on Interland and is vigorously defending the claims.
Interland is defending another case in Jackson County, Missouri arising out of the shutdown of five unregistered servers at the Communitech data center in February 2003. An entity called Bent Axis and its principal Jason Park, a former employee of Communitech, have filed suit against the Company and its General Counsel, Jonathan Wilson, alleging a variety of contract and tort claims. Plaintiffs allege that the Company and Mr. Wilson are responsible for disrupting Plaintiffs’ online business and are seeking unspecific damages. The court dismissed all of the claims against Jonathan Wilson on June 27, 2005. The Company is vigorously defending the suit and believes that it will not have a material adverse effect on Interland.
Interland is the defendant in a case involving the Telephone Consumer Protection Act (“TCPA”) in state court in Allegheny County, Pennsylvania. A competing web hosting company, PairNetworks, filed this case in December 2001 as a putative class action, claiming that Interland’s distribution of a facsimile on November 15, 2001 to market domain name registration services violated the TCPA. Several years later, two additional plaintiffs joined in the action. The plaintiffs have conceded that all of the putative class members were customers of Interland. Federal Communications Commission regulations in effect at the time provided that the distribution of facsimiles to persons with whom the sender had an “established business relationship” did not amount to a violation of the TCPA. Interland believes that Congress expressly extended those regulations through the Junk Fax Act of 2005.
Interland has asked the court to deny class certification and a ruling on that motion is pending. If the court denies class certification, Interland’s damages, even if it were liable, should not exceed $1,500 for each of the three named plaintiffs. If the court grants class certification, however, its size may exceed 50,000. Interland has also asked the court for summary judgment and that motion has been briefed and argued to the court. If granted, that motion would result in the dismissal of all claims. Interland believes that the plaintiffs’ claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on Interland will occur as a result of this litigation.
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
On December 28, 2005, the Honorable Judge B. Lynn Winmill dismissed with prejudice, pursuant to the terms of a settlement, litigation between the Company and the Plaintiffs in Smith v. Micron Electronics, Inc. (n/k/a Interland, Inc.), Case No. CV-01-0244-S-BLW (D. Idaho) (the “Smith Litigation”). The settlement provided that a payment in the amount of $325,000 would be made to Plaintiffs after all of the following events have taken place: (a) execution of the Settlement Agreement by all 42 Plaintiffs and Opt-In Claimants; (b) entry of a dismissal with prejudice of all pending claims in the Smith Litigation; (c) expiration of any period for an appeal from any decision entered by the Court in the Smith Litigation; and (d) receipt by the Company of a full payment for the Court-awarded sanctions entered against Plaintiffs. The Settlement Agreement contains a full release of all claims that the Plaintiffs asserted or could have asserted against the Company in the Smith Litigation. The period by which any appeal may be taken expired on or about January 27, 2006 and no appeal was filed. The Company anticipates paying the $325,000 settlement amount in February 2006. The case will be finally resolved when the payment is made.
The $325,000 settlement payment to be made in the Smith Litigation will be funded through an Interim Funding Agreement (the “Interim Agreement”) entered into between the Company and Certain Underwriters at Lloyd’s of London (the “Underwriters”). Under the terms of the Interim Agreement, Underwriters have agreed to pay $250,000 of the settlement payment, which is expected to be paid in February 2006. Both Underwriters and the Company have reserved all rights and made no admissions of liability under the terms of the Interim Agreement.
Notwithstanding the Interim Agreement, the Company has filed a lawsuit against Underwriters in state court in Idaho (see Interland, Inc. v. Certain Underwriters at Lloyd’s of London, Case No. CV OC 0506184 (District Court for the Fourth Judicial District of Idaho, County of Ada)) (the “Lloyd’s Litigation”) seeking a declaration that the Directors, Officers and Company Liability Insurance Policy dated July 26, 2000 (the “Policy”) provides coverage for the Losses sustained by the Company as a result of the claims made in the Smith Litigation. The Company is seeking in excess of $1.7 million in damages in this litigation. To date, Underwriters have denied coverage under the Policy and have indicated that they will vigorously defend this suit. There can be no guarantee that the Company will be able to recover the amounts claimed in this case.
Periodically, the Company is made aware that technology it has used may have infringed on intellectual property rights held by others. The Company evaluates all such claims and, if necessary and appropriate, obtains licenses for the use of such technology. If the Company or its suppliers are unable to obtain licenses necessary to use intellectual property in the applicable products or processes, it may be forced to defend legal actions taken against it relating to allegedly protected technology. The Company evaluates all such claims and accrues a liability for the estimated costs of settlement or adjudication of claims when appropriate.
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

Interland has incurred net losses and losses from operations for all but one of each quarterly period from its inception through the four month period ended December 31, 2005. A number of factors could increase its operating expenses, such as:
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
Interland’s former Chief Executive Officer, Joel J. Kocher, resigned his position as an officer of the Company in August 2005 and was replaced by Jeffrey M. Stibel as Chief Executive Officer. At approximately the same time, the Company added three new Directors to its Board of Directors and since December 2005 has also added several key executives to its management team. If the Company’s new Chief Executive Officer is unable to bring and maintain management to execute on the Company’s plans, or if management and the Board of Directors are unable to execute on those plans, then the Company’s plans may be insufficient to grow the Company’s revenues and achieve profitability.
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
Past operating results have fluctuated significantly on a quarterly and an annual basis. Quarterly and annual operating results may continue to significantly fluctuate due to a wide variety of factors. Because of these fluctuations, comparing operating results from period to period is not necessarily meaningful, and it would not be meaningful to rely upon such comparisons as an indicator of future performance. Factors that may cause its operating results to fluctuate include, but are not limited to:
•	Demand for and market acceptance of the Company’s services and products;

•	Introduction of new services or enhancements by Interland or its competitors;

•	Costs of implementing new network security features, CRM systems, and billing modules;

•	Technical difficulties or system downtime affecting the Internet generally or its hosting operations specifically;

•	Customer retention;

•	Increased competition and consolidation within the web hosting and applications hosting markets;

•	Changes in its pricing policies and the pricing policies of its competitors;

•	Gains or losses of key strategic partner relationships;

•	Impairment charges;

•	Restructuring charges;

•	Merger and integration costs;

•	Litigation expenses;

•	Insurance expenses;

•	Marketing expenses; and

•	Seasonality of customer demand.
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
Current and potential competitors in the market include web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, large information technology firms and computer hardware suppliers. These competitors may operate in one or more of these areas and include companies such as Yahoo!, NTT/Verio, Affinity Internet, Website Pros, and Earthlink.
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
Interland’s data centers are maintained by third parties.
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
During the 52 weeks ended December 31, 2005 the high and low closing price for Interland common stock on NASDAQ was $4.94 and $1.86, respectively.
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
Not Applicable
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable
Item 5. Other Information
(a) None
(b) None
Item 6. Exhibits
Exhibits:

Exhibit		Description
2.01	(1)
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

3.01	(b)	Articles of Amendment to Articles of Incorporation of Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended 8/31/03).

3.02		Unofficial Restated Bylaws of the Registrant (as amended through August 6, 2001) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 5/31/02).

Exhibit	Description
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

10.139
First Amendment to Employment Agreement and Release of Claims between Interland, Inc. and Glenn R. Hofmann dated December 6, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on 12/6/05).

10.140	Agreement between Interland, Inc. and Joel Kocher dated December 6, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on 12/7/05).

10.141
Settlement Agreement between Interland, Inc. and WilTel Communications, LLC dated August 31, 2005 and signed December 8, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on 12/13/05).

10.142
Amended and Restated Line of Credit Note and Loan Agreement by Interland, Inc. dated December 22, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on 12/29/05).

10.143
Security and Pledge Agreement among Interland, Inc., WDC Holdco, Inc. and Web Service Company, Inc. dated December 22, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on 12/29/05).

10.144	Employment Agreement between William Pemble and Interland, Inc. dated December 23, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on 12/29/05).

10.145
Restricted Stock Agreement between Interland, Inc. and William Pemble dated December 23, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on 12/29/05).

10.146
Restricted Stock Agreement between Interland, Inc. and Kathy Trahey dated December 23, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on 12/29/05).

10.147
Restricted Stock Agreement between Interland, Inc. and Vivek Chawla dated December 23, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on 12/29/05).

10.148
Restricted Stock Agreement between Interland, Inc. and Robert Friedman dated December 23, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on 12/29/05).

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

Interland, Inc.

(Registrant)

Dated: February 9, 2006	/s / Gonzalo Troncoso

Gonzalo Troncoso
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)