Form 10-Q
period 2006-03-31
WEB.COM, INC.
filed 2006-05-05
CIK 854460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission File Number: 0-17932
Web.com, Inc.
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
Large accelerated filer ☐   Accelerated filer ☑  Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s Common Stock on April 30, 2006 was 16,589,736.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
WEB.COM, INC.
Consolidated Statements of Operations
(In thousands except per share amounts)
(Unaudited)

	For the three months ended
	March 31,	February 28,
	2006	2005
Revenues	$12,262	$22,622

Operating costs and expenses:
Network operating costs, exclusive of depreciation shown below*	2,384	5,304
Sales and marketing, exclusive of depreciation shown below*	3,150	4,381
Technical support, exclusive of depreciation shown below*	1,722	3,654
General and administrative, exclusive of depreciation shown below*	9,912	7,706
Bad debt expense	277	465
Depreciation and amortization	1,134	5,306
Restructuring costs	43	—
Other expense (income), net	(1)	72

Total operating costs and expenses	18,621	26,888

Operating loss	(6,359)	(4,266)
Interest income (expense), net	261	83

Loss from continuing operations before income taxes	(6,098)	(4,183)
Income tax benefit	854	—

Net loss from continuing operations	(5,244)	(4,183)
Loss from discontinued operations, net of taxes	(259)	(89)

Net loss	$(5,503)	$(4,272)

Net loss per share, basic and diluted:
Continuing operations	$(0.32)	$(0.26)
Discontinued operations	(0.02)	(0.01)

	$(0.34)	$(0.27)

Number of shares used in per share calculation:
Basic and diluted	16,395	16,026

(*) Includes stock-based compensation as follows:
Network operating costs	$6	$—
Sales and marketing	15	—
Technical support	8	—
General and administrative	5,308	162

Total stock-based compensation	$5,337	$162

The accompanying notes are an integral part of these consolidated financial statements.

WEB.COM, INC.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	March 31,	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$16,790	$17,370
Trade receivables, net of allowance for doubtful accounts	1,559	1,812
Other receivables	706	1,180
Other current assets	1,707	2,026
Restricted investments	278	276

Total current assets	21,040	22,664

Restricted investments	8,567	9,015
Securities, held-to-maturity	53	53
Property, plant and equipment, net	6,435	6,303
Goodwill	907	921
Intangibles, net	6,233	6,568
Other assets	5,606	5,600

Total assets	$48,841	$51,124

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$910	$934
Accrued expenses	6,290	6,232
Accrued restructuring charges	3,121	4,416
Current portion of long-term debt and capital lease obligations	1,708	1,693
Deferred revenue	4,671	4,637

Total current liabilities	16,700	17,912

Long-term debt and capital lease obligations	3,384	3,850
Deferred revenue, long-term	243	206
Other liabilities	355	934

Total liabilities	20,682	22,902

Commitments and contingencies (note 8)	—	—

Shareholders’ equity
Common stock, $.01 par value, authorized 26 million shares, issued and outstanding 16.6 and 16.6 million shares, respectively	166	166
Additional capital	330,933	325,493
Warrants	2,128	2,128
Note receivable from shareholder	(735)	(735)
Accumulated deficit	(304,333)	(298,830)

Total shareholders’ equity	28,159	28,222

Total liabilities and shareholders’ equity	$48,841	$51,124

The accompanying notes are an integral part of these consolidated financial statements.

WEB.COM, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the three months ended
	March 31, 2006	February 28, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,503)	$(4,272)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Loss from discontinued operations	259	89
Depreciation and amortization	1,134	5,306
Bad debt expense	277	465
Loss (gain) on sale of assets	—	72
Stock-based compensation	5,337	162
Restructuring costs	43	—
Changes in operating assets and liabilities net of effect of acquisition:
Cash received from sale of dedicated assets	—	—
Receivables	450	(1,044)
Income tax recoverable	—	—
Other current assets	313	(143)
Accounts payable, accrued expenses and deferred revenue	(2,048)	(1,781)

Cash provided by (used in) operating activities of continuing operations	262	(1,146)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant, and equipment	(931)	(1,239)
Purchase of auction rate securities	—	(6,000)
Proceeds from auction rate securities	—	11,525
Net change in restricted investments	446	248
Acquisition, net of cash acquired	14	—

Cash (used in) provided by investing activities of continuing operations	(471)	4,534

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt and capital lease obligations	(450)	(634)
Proceeds from exercises of stock options	103	—

Cash used in financing activities of continuing operations	(347)	(634)

Net cash (used in) provided by continuing operations	(556)	2,754

Net cash used in discontinued operations (Revised — See note 2)
Operating cash flows	(24)	(89)
Investing cash flows	—	—
Financing cash flows	—	—

Total cash flows used in discontinued operations	(24)	(89)

Net increase (decrease) in cash and cash equivalents	(580)	2,665

Cash and cash equivalents at beginning of period	17,370	13,132

Cash and cash equivalents at end of period	$16,790	$15,797

The accompanying notes are an integral part of these consolidated financial statements.

WEB.COM, INC.
Notes to Consolidated Financial Statements
1. General
Business — On March 20, 2006, Interland, Inc. announced that the company’s name became Web.com, Inc. (“Web.com”) in order to align itself more closely with its core web services business. The company has continued to trade on the Nasdaq stock exchange with the new stock symbol “WWWW”. Web.com, together with its subsidiaries (collectively the “Company”), is a leader in providing simple, yet powerful solutions for websites and web services. Web.com offers do-it-yourself and professional website design, website hosting, ecommerce, web marketing and email.
History of operating losses — The Company’s web services business has historically incurred net losses and losses from operations. The Company’s future operations are dependent upon its ability to achieve and sustain positive cash flow prior to the depletion of cash resources. There can be no assurance that Web.com’s continuing efforts to stabilize or increase its revenue will be successful and the Company will be able to continue as a going concern. If the Company is unable to successfully execute its business plan, it may require additional capital, which may not be available on suitable terms. Nonetheless, management believes it has adequate cash and liquid resources to fund operations and planned capital expenditures through at least the next 12 months.
Increase in authorized shares of common stock — At the Annual Meeting of Shareholders on March 31, 2006, the Shareholders of the Company approved the proposal of the Board of Directors to increase the number of the Company’s authorized shares by five million (5,000,000) shares from twenty one million (21,000,000) shares to twenty six million (26,000,000) shares.
2. Significant Accounting Policies
Interim Unaudited Financial Information — The accompanying consolidated financial statements include our results of operations for the three-month period ended March 31, 2006, our first quarter of fiscal 2006, and the most comparable reported quarter of the prior year, the three month quarter ended February 28, 2005. We have presented the quarter ended February 28, 2005 as a prior year comparative to the current year quarter because our business is non-seasonal. Therefore, the data are comparable and recasting our prior year results of operations and related supporting schedules would not have been practicable nor cost justified. The accompanying unaudited consolidated financial statements for the three-month periods ended March 31, 2006 and February 28, 2005, have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In management’s opinion, these statements include all adjustments necessary for a fair statement of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.
Basis of Presentation – This report on Form 10-Q (“10-Q”) for the three-months ended March 31, 2006 should be read in conjunction with the Company’s Annual Report on Form 10-K (“10-K”) for the fiscal year ended August 31, 2005 and the Transition Period Report on Form 10-Q (“10-QT”) for the four months ended December 31, 2005. In October 2005 the Board of Directors decided to change the Company’s fiscal year end from August 31 to December 31. As a requirement of this year-end change, the Company reported results for the period September 1, 2005 through December 31, 2005 as a separate transition period. Audited financial statements for the transition period September 1, 2005 through December 31, 2005 will be included in the Company’s Annual Report on Form 10-K to be filed for the Company’s new fiscal year ending December 31, 2006, pursuant to the transition rules. The financial statements include the accounts of Web.com, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated. The Company operates as one reportable segment.
Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.
Stock-Based Compensation — Stock compensation is recorded in accordance with Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. The Company uses the Black-Scholes option-pricing model and recognizes compensation cost on a straight-line basis over the vesting periods for the awards. (See Note 3)
Reclassification of Auction Rate Securities - A change in the classification of certain amounts in the prior years Consolidated Statement of Cash Flows was done to conform with the annual year presentation of auction rate securities.

Web.com, Inc.
Notes to Consolidated Financial Statements (continued)
equivalents, to auction rate securities in the consolidated financial statements for the three month period ended February 28, 2005, in accordance with SFAS 95, “Statement of Cash Flows”.
Changes to the Statement of Cash Flows Relating to Discontinued Operations - In 2006 the company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.
3. stock-based compensation
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
The Company uses an expected stock-price volatility assumption that is based on historical implied volatilities of the underlying stock which is obtained from public data sources. With regard to the weighted-average option life and forfeiture rate assumptions, the Company considers the behavior of past grants and in accordance with Staff Accounting Bulletin No. 107 (“SAB 107”), uses the safe-harbor calculations recommended when the Company’s historic trends of exercises is limited. During the three months ended March 31, 2006 the Company granted 729,000 options with a weighted average exercise price per option of $5.89.
The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2006:

Dividend yield	0.00%
Expected volatility	72.60% - 75.16%
Risk-free interest rate	4.3% - 4.9%
Expected term (in years)	5.8 years
As of March 31, 2006 the Company had approximately 1.1 million shares of common stock reserved for future issuance under our stock option plans and warrants.
On March 31, 2006 the Compensation Committee of the Board of Directors approved the acceleration of the remaining 1.6 million unvested stock options of the 1.9 million granted in July 2005. This was done primarily to eliminate any future compensation expense the Company would otherwise recognize in its financial statements with respect to these options due to the Company’s implementation of the Financial Accounting Standard Board statement “Share-Based Payment” (FAS 123R). The Company also granted an additional 677,500 stock options to its board of directors and management team that were fully vested upon their grant date. By accelerating the vesting of these options as described above, the Company will reduce its future reported compensation expense, before tax, by a significant amount over the remainder of the vesting periods. The compensation expense recognized during the quarter ended March 31, 2006 related to these options is $5.2 million.
The Company has five stock option plans, the 2006 Equity Incentive Plan (the “2006 Plan”), 2005 Equity Incentive Plan (the “2005 Plan”), the 2002 Equity Incentive Plan (the “2002 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”) and the 1995 Stock Option Plan (the “1995 Plan”), collectively referred to as the “Option Plans”. Options issued under these option

Web.com, Inc.
Notes to Consolidated Financial Statements (continued)
plans have an option term of 10 years. Vesting periods range from 0 to 5 years. All awards outstanding under the 2002 Plan, 2001 Plan and 1995 Plan continue in accordance with their terms. At the Company’s Annual Meeting of Shareholders on March 31, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan (“the 2006 Plan”). The Company reserved 1,000,000 shares of common stock on March 31, 2006 for issuance under the 2006 Plan.
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
The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the three months ended February 28, 2005 (in thousands):

Net loss, as reported	$(4,272)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	162
Deduct:
Total stock-based compensation expense determined under fair value method for all awards	(296)

Pro forma net loss	$(4,406)

Loss per common share:
Net loss per common share — Basic & diluted, as reported	$(0.27)
Net loss per common share — Basic & diluted, pro forma	$(0.27)

Number of shares used in per share calculation:
Basic and diluted	16,026
A summary of the transactions during the three months ended March 31, 2006 with respect to the Company’s Stock Option Plans follows:

		Weighted-	Aggregate	Weighted-Average
	Shares	Average	Intrinsic Value (1)	Contractual Life
	(000s)	Exercise Price	(000s)	Remaining in Years

Outstanding at December 31, 2005	3,515	$4.22
Granted at fair value	729	$5.89
Exercised	(32)	$3.23
Forfeited	(87)	$3.50
Expired	(63)	$19.27
Outstanding at March 31, 2006	4,062	$4.31
Exercisable at March 31, 2006	3,257	$4.59	$8,039	7.86

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
During the three months ended March 31, 2006, a total of 32,050 options were exercised compared to 1,000 options exercised for the same period in the prior year.
A summary of the status of the Company’s non-vested options as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

Web.com, Inc.
Notes to Consolidated Financial Statements (continued)

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(000s)	Fair Value

Nonvested at January 1, 2006	2,500	$1.73
Granted	729	$3.96
Vested	(2,379)	$2.24

Nonvested at March 31, 2006	850	$2.20

Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation in the three months ended March 31, 2006 was $5.3 million, increasing both basic and diluted loss per share by $0.33. As of March 31, 2006, the total unrecognized compensation cost related to non-vested stock awards was $1.6 million and the related weighted-average period over which it is expected to be recognized is approximately 5 years.
4. Restructuring And Facility Exit Costs
2005 Plan
In conjunction with the sale of its dedicated accounts and related assets and the assignment of all its data centers and in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company initiated a restructuring plan requiring a reduction of force, exiting a portion of the remaining office space and the termination of a contract. The Company paid the final $0.1 million of severance during the three months ending March 31, 2006. The remaining outstanding liability as of March 31, 2006 is $1.0 million related to the remaining lease obligation of its exited office space.
2001 Plan
During the fourth quarter of 2001, the Company approved and implemented a restructuring program in connection with its acquisition of Interland-Georgia. During the three months ended March 31, 2006, a settlement of $0.7 million was reached on the exited office space lease. With this settlement completed an outstanding liability of $2.2 million is recorded for the remaining lease obligation, less sublease income, for the exited data center facility. The annual activity from inception through August 31, 2005 is disclosed in the 2005 Annual Report on Form 10-K.
5. Purchase Business Combination Liabilities
In December 2005, the Company acquired the assets and accounts of Web Internet, LLC. In accordance with EITF 95-3, the Company recorded liabilities totaling $0.2 million. There has been no change to these liabilities during the quarter.
In connection with the acquisition of Interland-Georgia in 2001, the Company accrued certain liabilities representing estimated costs of exiting certain facilities, termination of bandwidth contracts and involuntary termination of employees in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” During the three months ended March 31, 2006 the Company continued to make its monthly lease payment and to collect offsetting rent from its subtenants equaling $0.1 million leaving an accrual balance of $0.4 million. These lease abandonment obligations are contractually scheduled to end in 2009.
6. Accrued Income Taxes
During the quarter, the Company had a final resolution of several income tax audits. This allowed the Company to record refunds of $0.4 million from the IRS and release $0.5 million of reserves that were on its books. The Company recorded $0.9 million in Income taxes as a benefit and the accrued interest associated with the final resolution of these audits was recognized through Other expense (income). As of March 31, 2006 the remaining reserve for income taxes is $0.6 million.
7. Discontinued Operations
In 2001, the Company sold its Micron PC Systems business to GTG PC Holdings, LLC (“GTG PC”), an affiliate of the Gores Technology Group. The Company retained all liabilities of the PC Systems business not assumed by GTG PC and any

Web.com, Inc.
Notes to Consolidated Financial Statements (continued)
contingent liabilities arising prior to the closing date. During the three months ended March 31, 2006, the Company recognized a loss of $0.3 million. This loss consisted primarily of required legal fees in defense and settlement of Micron PC legal matters, including an accrual for a legal settlement of $0.2 as discussed in the subsequent events footnote. The Company’s Micron litigation is ongoing and management expects that there will be additional defense costs throughout 2006 and thereafter.
8. Contingencies
In February 2003, the Company filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of Web.com’s subsidiary, CommuniTech.Net, Inc. (“Communitech”), which was acquired by the Company in February 2002. The Company’s lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employment agreement and also demands payment of two promissory notes made by Mr. Murphy (one of which was “non-recourse” while the other was “recourse”). In March 2004, Web.com foreclosed upon and retired the 273,526 shares of stock held as collateral and wrote off the $2,000,000 non-recourse promissory note, which had been carried as Stockholders’ Equity. The other $735,000 full recourse promissory note (also carried as Stockholders’ Equity) remains outstanding and continues to be a subject of the Cobb County litigation. Mr. Murphy has asserted various counterclaims in response to the Company’s suit.
In February 2003, Mr. Heitman, also a former principal of Web.com’s subsidiary Communitech, and Mr. Murphy filed a lawsuit against the Company, its former Chief Executive Officer, Mr. Joel Kocher, and Communitech, in Jackson County, Missouri claiming, among other things, that the Company acted unreasonably and thereby breached the Merger Agreement under which it acquired all of the stock of Communitech by failing to have the S-3 registration statement for their stock declared effective by the SEC on a timely basis and further claiming that the Company and/or Mr. Kocher made inaccurate disclosures in connection with the acquisition of Communitech. The complaint seeks compensatory and punitive damages in an unspecified amount. Web.com believes that these claims are without merit and will not have a material adverse effect on Web.com and is vigorously defending the claims.
The Company is the defendant in a case involving the Telephone Consumer Protection Act (“TCPA”) in state court in Allegheny County, Pennsylvania. A competing web hosting company, PairNetworks, filed this case in December 2001 as a putative class action, claiming that the Company’s distribution of a facsimile on November 15, 2001 to market domain name registration services violated the TCPA. Several years later, two additional plaintiffs joined in the action. The plaintiffs have conceded that all of the putative class members were customers of the Company. Federal Communications Commission regulations in effect at the time provided that the distribution of facsimiles to persons with whom the sender had an “established business relationship” did not amount to a violation of the TCPA. The Company believes that Congress expressly extended those regulations through the Junk Fax Act of 2005.
Web.com has asked the court to deny class certification and a ruling on that motion is pending. If the court denies class certification, the Company’s damages, even if it were liable, should not exceed $1,500 for each of the three named plaintiffs. If the court grants class certification, however, its size may exceed 50,000. Web.com has also asked the court for summary judgment and that motion has been briefed and argued to the court. If granted, that motion would result in the dismissal of all claims. Web.com believes that the plaintiffs’ claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on the Company will occur as a result of this litigation.
The Company is defending a case in the United States District Court for the Southern District of Florida. The dispute arose out of the management of a co-located server by its predecessor company, Worldwide Internet Publishing Corporation. On September 2, 2005, in a trial of this matter on the merits the jury returned a verdict against the Company in the amount of $800,000. The court subsequently reduced the verdict to nominal damages of $1 in response to the Company’s pre-trial and post-trial motions. The case is on appeal.
In May 2004, Net Global Marketing filed suit against the Company and its predecessor, Dialtone, in state court in Los Angeles, California asserting claims for lost data. The Company had cancelled Net Global’s web hosting accounts in October 2002 and again in January 2003 as a result of complaints that the servers were being used to send spam, and has asserted counterclaims arising from these incidents. The Company removed the case to federal court and filed a motion to dismiss in favor of arbitration which was denied, a decision the Company has appealed to the Ninth Circuit Court of Appeals. Web.com believes that, even if the litigation proceeds, it has adequate defenses including provisions in the contract with the plaintiff that shield Dialtone from damages for “erasure” and “loss of data” and generally prohibit recovery of the kind of damages

Web.com, Inc.
Notes to Consolidated Financial Statements (continued)
sought by plaintiff. Web.com believes that the plaintiff’s claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on the Company will occur as a result of this litigation.
The Company has filed a lawsuit against Certain Underwriters at Lloyd’s of London (“Underwriters”) in state court in Idaho (see Interland, Inc. v. Certain Underwriters at Lloyd’s of London, Case No. CV OC 0506184 (District Court for the Fourth Judicial District of Idaho, County of Ada)) (the “Lloyd’s Litigation”) seeking a declaration that the Directors, Officers and Company Liability Insurance Policy dated July 26, 2000 (the “Policy”) provides coverage for the Losses sustained by the Company as a result of the claims made in a class action alleging violations of the federal Fair Labor Standards Act. The Company is seeking in excess of $1.7 million in damages in this litigation. To date, Underwriters have denied coverage under the Policy and have indicated that they will vigorously defend this suit. There can be no assurance that the Company will be able to recover the amounts claimed in this case.
On March 9, 2006, the Company received notice of the appeal of Vincent Salazar, an individual, of the December 13, 2005 dismissal of his lawsuit against the Company and its predecessor HostPro. He had brought suit in state court in Los Angeles claiming that he was entitled to money as a result of his alleged involvement in brokering the Company’s acquisition of accounts from AT&T in January 2002. The Plaintiff claimed that he is due 20% of the revenue that the Company has received from the acquired accounts. Web.com believes that the claims are without merit, plans to continue to contest the appeal vigorously and believes that no material adverse effect on Web.com will occur as a result of this litigation.
On or about March 27, 2006, the Company received notice of a lawsuit filed against it and its predecessor, HostPro, by a former sales employee, Randy Nein, in state court in Los Angeles. Mr. Nein claims that he is due a commission for his alleged involvement in brokering the Company’s acquisition of accounts from AT&T in January 2002. Web.com believes that it has meritorious defenses, plans to contest the matter vigorously and believes that no material adverse effect on the Company will occur as a result of this litigation.
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
9. Subsequent Events
In April 2006, a legal settlement was negotiated in relation to the Company’s discontinued operations. The claim existed before the quarter ended March 31, 2006; therefore management recorded a reserve of $0.2 million in the first quarter, which is expected to be paid during the second quarter.
In April 2006, management decided to abandon its new billing platform and continue using its historic billing system where the legacy customer base resides. Management concluded that a change in the estimated useful life of these assets is appropriate. The revised remaining useful life is expected to be through the completion of the customer migration. Management expects this migration to be completed in the second quarter of 2006 In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company plans to depreciate the remaining $1.2 million net book value of these assets in the second quarter of 2006.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “could,” ‘would,” “potential,” ‘continue,” and similar expressions, including variations or negatives of these words, identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding Web.com’s expectations of its future liquidity needs, its expectations regarding its future operating results including stabilization of revenues and costs, its expectations regarding increasing its revenue levels and branding its product and service offerings, and the actions the Company expects to take in order to maintain its existing customers and expand its operations, distribution reach, and customer base. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements are made as of the date hereof and are based on current management expectations, estimates, projections, beliefs and assumptions, and information available to it as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially and adversely from historical results or those contemplated in the forward-looking statements. Forward-looking statements are not guarantees of future results and involve a number of risks and uncertainties, and include risks associated with the Company’s target markets and risks pertaining to our ability to successfully integrate the operations and personnel of the recent acquisitions. Factors that could cause actual results to differ materially from expected results are identified in “Risk Factors” below, and in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005 and in the Company’s other filings with the Securities and Exchange Commission. All quarterly references are to the Company’s fiscal periods ended March 31, 2006, or February 28, 2005, unless otherwise indicated. All annual references are on a fiscal August 31st year-end basis, unless otherwise indicated. All tabular dollar amounts are stated in thousands.
Overview
Web.com, Inc. (NASDAQ: WWWW), formerly Interland, Inc. (NASDAQ: INLD), is the leading destination for the simplest yet most powerful solutions for websites and web services. Web.com offers do-it-yourself and professional website design, website hosting, ecommerce, web marketing and email. Since 1995, Web.com has been helping individuals and small businesses leverage the power of the Internet to build a web presence. In fact, more than 4 million websites have been built using Web.com proprietary tools, services and patented technology.
Web.com understands that people want to leverage the power of the Internet to express themselves or to grow their business, but typically don’t have the time, resources or technical know-how to create, manage and promote a successful website. To address the market’s growing demands, Web.com offers a virtual one-stop-shop of simple, feature-rich web tools and services including do-it-yourself and professional website design, website hosting, ecommerce, web marketing and email. As one of the longest-standing leaders in the website hosting industry, Web.com offers powerful, proprietary, point-and-click technologies and expert support professionals to ensure simplicity and ease-of-use at every step of the process
After having incurred substantial net and operating losses since its inception the Board of Directors recruited Jeff Stibel to join the company as President and Chief Executive Officer in August 2005. Subsequent to August 2005, the company’s senior management team developed a three-pronged business strategy for the company, consisting of stabilization, diversification and ultimately growth. One of the first steps in implementing this strategy was the Company’s decision to focus on offering products and services utilizing shared hosting only (multiple users sharing a server) and ceasing to offer the products and services requiring dedicated hosting (one user on one server). Consequently, in August 2005, the Company sold the dedicated server assets to an unrelated third party.
By shifting to a flexible cost model (shared hosting) versus a fixed cost model (dedicated hosting), the Company should be able to recognize significant cost savings over time and rationalize the existing infrastructure in a cost-efficient way. A major goal of the company is to create a scalable web services business model that is customer-focused and drives revenue growth. Since August 2005, Web.com has made considerable progress in implementing this strategy and continues to focus on strengthening the company financially and operationally.
Key Metrics

As of March 31, 2006 the Company had approximately 149,000 paid hosting subscribers compared to approximately 137,000 subscribers as of November 30, 2005. This increase is primarily due to net organic growth of approximately 4,000 accounts (net of churn), the acquisition of approximately 14,000 accounts from the WILLC acquisition and CNET Network deal, partially offset by the reduction of approximately 6,000 accounts resulting from the loss of the Verizon business.
Average Monthly Customer Churn (“Churn”) was 2.0% and 1.9% for the quarters ended March 31, 2006 and November 30, 2005, respectively. This churn does not include the disposition of the Verizon accounts. Churn is calculated as the number of subscribers cancelled during the period divided by the sum of the number of subscribers at the beginning of the period plus the gross number of subscribers added during the period.
Subscriber Acquisition Cost (“SAC”) was $103 and $112 for the quarters ended March 31, 2006 and November 30, 2005, respectively. Subscriber Acquisition Cost is calculated as the cost of media spent; calculated in accordance with GAAP, divided by gross subscriber additions other than through acquisitions during the period.
The Company’s Average Revenue Per User (“ARPU”) was $26.78 and $27.21 for the quarters ended March 31, 2006 and November 30, 2005, respectively. ARPU is calculated using the GAAP revenue for the quarter reported divided by the average number of subscribers for the period.
The Company’s consolidated financial information presents the net effect of discontinued operations separate from the results of the Company’s continuing operations.
Results Of Continuing Operations
Comparison of the Three Months Ended March 31, 2006 and February 28, 2005
The loss from continuing operations increased $1.1 million, or 25.4% to $5.2 million for the three months ended March 31, 2006 from $4.2 million for the three months ended February 28, 2005. This increase is primarily due to the accelerated stock compensation amortization that was expensed in the quarter ended March 31, 2006. The basic and diluted loss per share from continuing operations increased $0.06 per share to $0.32, or 23.1% for the three months ended March 31, 2006 when compared to the three months ended February 28, 2005.
Revenues
Total revenues decreased $10.4 million, or 45.8%, to $12.3 million for the three months ended March 31, 2006 from $22.6 million for the three months ended February 28, 2005. Revenue decline year over year was primarily due to the sale of dedicated server assets in August 2005.

	For the three months ended
	March 31,	February 28,
	2006	2005
Hosting revenue	$11,482	$21,456
Other revenue	780	1,166

Total revenue	$12,262	$22,622

When compared to the prior fiscal quarter ended February 28, 2005, hosting revenues decreased $10.0 million, or 46.5%, for the three months ended March 31, 2006. Hosting revenues are comprised of shared hosting services and domain name registrations. The significant decline in hosting revenues is primarily attributable to the sale in May 2005 of 32,000 shared hosting accounts as well as accounts for customers who purchased shared hosting services under the Hostcentric brand. Additionally, in August 2005, Web.com sold approximately 7,200 dedicated web server accounts to an unrelated buyer. The combined sales of accounts and account cancellations, net of new customers obtained through sales and marketing activities and the acquisition of the web.com domain name and related hosting assets from Web Internet LLC in December 2005 (the “WILLC Acquisition”), resulted in the decrease mentioned above. Account cancellations occur as a result of: a) customer action; b) termination by the Company for non-payment; or c) termination by the Company as a result of a decision to no longer provide a particular service.

Other revenues decreased $0.4 million, or 33.1%, for the three months ended March 31, 2006, when compared to the period ended February 28, 2005. Other revenues are primarily comprised of consulting, bandwidth transfer overage billings, co-location services and Wed-based business solution services. The decline in other revenues is primarily attributable to the sales of dedicated hosting accounts and the related non-hosting revenues such as bandwidth transfer overage billings.
Operating Costs and Expenses
Network Operating Costs
Network operating costs were $2.4 million compared to $5.3 million for the three months ended March 31, 2006 and February 28, 2005, respectively. This decrease of $2.9 million, or 55.1%, is attributable to a $0.9 million reduction in bandwidth connectivity costs, a $0.2 million reduction in repairs and maintenance costs, a decrease in occupancy costs of $0.3 million, a $1.4 million reduction in labor costs, and a $0.7 million reduction in software costs primarily related to cost reductions, the sale of the Hostcentric accounts and the dedicated hosting assets. These decreases were offset by an increase of $0.1 million in domain registration costs, an increase of $0.1 million in technical and professional fees, and an increase of $0.3 million in service agreement fees.
Sales and Marketing
Sales and marketing expenses were $3.2 million compared to $4.4 million for the three months ended March 31, 2006 and February 28, 2005, respectively. This decrease of $1.2 million, or 28.1%, is primarily due to a decrease in labor costs of $0.3 million and a decrease in advertising costs of $1.0 million related to functional centralization, the sale of dedicated accounts in 2005, a greater use of performance-based advertising and customer initiated on-line sales. During the quarter ended March 31, 2006 the Company spent $1.4 million on media advertising.
Technical Support
Technical support expenses were $1.7 million compared to $3.7 million for the three months ended March 31, 2006 and February 28, 2005, respectively. The overall decrease of $2.0 million, or 52.9%, is primarily related to the Company’s continued reduction in customer call volume and contacts. This reduction has occurred largely in part of outsourcing initiatives which began in fiscal year 2005, as well as a continued focus on reducing customer contacts through increased first call resolution rates. These operational efficiencies yielded decreases of $0.4 million in contract labor and consulting fees, $0.5 million in facilities overhead and $1.7 million in salaries and benefits, partially offset by an increase of $0.6 million in outsourcing fees.
General and Administrative
General and administrative expenses were $9.9 million compared to $7.7 million for the three months ended March 31, 2006 and February 28, 2005, respectively. This increase of $2.2 million, or 28.6%, is primarily attributable to an increase of $5.1 million in stock-based compensation. This increase was offset by a $0.9 million decrease in salaries and benefits, a decrease of $0.4 million in occupancy overhead costs, a decrease of $0.5 million in technical and professional fees, a decrease of $0.1 million in service agreement fees, a decrease of $0.2 million in credit card fees, a decrease of $0.2 million in franchise and filing fees, a decrease of $0.1 million in insurance expenses, and a decrease of $0.5 million in legal expenses. These reductions were primarily related to the Company’s restructuring following the sale of its dedicated hosting assets in August 2005.
Included within general and administrative are expenses related to the Company’s executives, human resources, finance and accounting, legal, business development, research & development, information technologies, product development and quality assurance teams.
Bad Debt Expense
Bad debt expenses were $0.3 million compared to $0.5 million for the three months ended March 31, 2006 and February 28, 2005 respectively. The decrease in bad debt expense is attributable to the reduced customer base after the sale of accounts in fiscal year ended August, 31, 2005.
Depreciation and Amortization
Depreciation and amortization expenses were $1.1 million compared to $5.3 million for the three months ended March 31, 2006 and February 28, 2005, respectively. The decrease of $4.2 million in depreciation expense is a result of the disposition of assets related to the sale of the dedicated accounts in August 2005. Due to decision made in April 2006 to abandon certain assets, there will be an increase in depreciation expense in the second quarter of approximately $1.2 million.
Interest Income (Expense), net
Interest income was $0.3 million compared to $0.1 million for the three months ended March 31, 2006 and February 28, 2005, respectively. This increase was primarily due to the recognition of interest income from tax refunds received during the quarter (See Income Taxes). Interest income (expense), net consists of interest income earned on the Company’s combined cash and cash equivalents, short-term investments, and restricted investments less interest expense on debt, primarily capital leases.
Income Taxes
During the quarter, the Company had a final resolution of several income tax audits. This allowed the Company to record refunds of $0.4 million from the IRS and release $0.5 million of reserves that were on its books. The Company recorded $0.9 million in Income taxes as a benefit.
Stock Based Compensation
Stock-based compensation represents non-cash compensation expense related to stock options and restricted stock, which were granted under the 2005 and 2006 stock incentive plans. Total stock-based compensation expense for the quarter is attributable to the accelerated vesting of stock options and the expense from previously granted stock options. Compensation expense attributable to stock-based compensation in the three months ended March 31, 2006 was $5.3 million. On March 31, 2006 the Compensation Committee of the Board of Directors approved the acceleration of the remaining 1.6 million unvested stock options of the 1.9 million granted in July 2005. The Company also granted an additional 677,500 stock options to its board of directors and management team that were fully vested upon their grant date. By accelerating the vesting of these options as described above, the Company will reduce its future reported compensation expense, before tax, by a significant amount over the remainder of the vesting periods. The compensation expense recognized during the quarter ended March 31, 2006 related to these options is $5.2 million.
Results of Discontinued Operations
PC Systems
In fiscal 2001 the Company discontinued the operations of its PC Systems business segment, which was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” For the three months ended March 31, 2006 a loss of $0.3 million was recognized compared to $0.1 million for the three months ended February 28, 2005. The loss is attributable to legal fees in defense and settlement of Micron PC matters. The Company has accrued liabilities of $0.7 million related to the disposal of discontinued operations that are included in the Company’s consolidated balance sheet as of March 31, 2006.
Liquidity and Capital Resources
As of March 31, 2006, the Company had $16.8 million in cash and cash equivalents as noted on the Company’s consolidated balance sheet and statement of cash flows. In addition, the Company had $8.9 million in short- and long-term securities and restricted investments representing a total of $25.7 million of restricted and unrestricted cash and investments. This represents a decrease of $1.0 million or 3.84% compared to December 31, 2005.
On a comparative basis, cash provided by operating activities of continuing operations increased $1.4 million to $0.3 million for the three months ended March 31, 2006 versus the $1.1 million of cash used in operating activities for the period ended February 28, 2005. The increase in cash provided by continuing operations is primarily due to fluctuations in working capital.
Cash provided by investing activities decreased $5.0 million to $0.5 million used for the three months ended March 31, 2006 versus $4.5 million of cash provided by investing activities for the period ended February 28, 2005. The decrease in cash provided by investing activities is primarily attributable to the decision to cease investing in auction rate securities.
Cash used in financing activities decreased $0.3 million for the three months ended March 31, 2006 to $0.3 million versus the $0.6 million of cash used in financing activities for the period ended February 28, 2005. The decrease in cash used in financing activities is primarily due to the reduction of overall debt and capital lease obligations offset by proceeds from the exercise of stock options.
Cash used in discontinued operations decreased $0.1 million to less than $0.1 million for the three months ended March 31, 2006 versus the $0.1 million of cash used to fund discontinued operations during the period ended February 28, 2005. The decrease in cash used was primarily due to the continued winding down of outstanding litigation.
In February 2004, the Company executed a five-year promissory note with US Bancorp Oliver-Allen Technology Leasing for $4.8 million. As of March 31, 2006, the principal balance on the promissory note was $2.8 million. The Company has pledged $5.0 million as collateral for this promissory note; this amount will gradually decrease until the agreement terminates in February 2009. As of March 31, 2006, the amount of collateral is $3.0 million. These restrictions prevent the Company from utilizing the related cash and cash equivalents until all of its obligations under the note are satisfied. The new promissory note bears an interest rate of 6.75% and requires monthly payments of $94,000 over five years beginning in February 2004.
At the closing of the WILLC acquisition in December 2005, Web.com assumed approximately $2.3 million in outstanding indebtedness of WILLC to Web Service Company, Inc. (“Web Service”) and that indebtedness was amended and restated in that certain Amended and Restated Line of Credit Note and Loan Agreement (the “Web Service Note”) issued by Web.com and its wholly-owned subsidiary WDC Holdco, Inc. in favor of Web Service. The Web Service Note bears interest at the rate of 3% per year and is to be repaid in approximately equal monthly installments of $67,886 beginning on January 1, 2006 with a final payment of any remaining principal and interest due on December 1, 2008. As of March 31, 2006, the principal balance on the indebtedness was $2.1 million.
During the three months ended March 31, 2006, the Company made capital expenditures of $0.9 million primarily related to network storage equipment, servers and personal computers.
The Company’s web hosting business has historically incurred net losses and losses from operations. The Company’s future operation is dependent upon its ability to achieve and sustain positive cash flow prior to the depletion of cash resources. The Company has reduced its level of cash requirements through decreases in capital purchases with the sale of its dedicated accounts and related assets and by improving sales and reducing churn. The Company has also reduced cash outlays for payments associated with prior integration and discontinued operation liabilities and has reduced debt payments because of the buyout of capital lease obligations during the prior fiscal year. The Company expects to continue to have negative cash flows as it continues to execute on its business plan. There can be no assurance that Web.com’s continuing efforts to stabilize or increase its revenue will be successful or that the Company will be able to continue as a going concern. If the Company is unable to successfully execute its business plan, it may require additional capital, which may not be available on suitable terms. Nonetheless, management believes it has adequate cash and liquid resources to fund operations and planned capital expenditures through at least the next 12 months.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
Substantially all of the Company’s liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of March 31, 2006, approximately 99.8% of the Company’s liquid investments mature within three months and the remaining 0.2% mature within one year. As of March 31, 2006, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values. Generally, the fair market value of fixed interest rate investment securities will increase as interest rates fall and decrease as interest rates rise. The Company does not use derivative financial instruments in its investment portfolio. The portfolio has been primarily comprised of commercial paper rated A1/P1, bank certificates rated AA or better and corporate medium-term notes rated AA or better. At March 31, 2006, the Company’s investment portfolio included fixed rate securities with an estimated fair value of $22.4 million. The interest rate changes affect the fair market values but do not impact earnings or cash flows. The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt at March 31, 2006 was $5.1 million.
Item 4. Controls and Procedures
The Company’s management, including its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e) as of March 31, 2006. Based on this review, the chief executive officer and chief financial officer concluded that Web.com’s disclosure controls and procedures were effective to provide reasonable assurance that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including its chief executive officer and chief financial officer as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
While we continued to make incremental improvements to our internal controls over financial reporting during the quarter ended March 31, 2006, there were no changes in the Company’s internal control over financial reporting which have materially affected its internal controls.

Web.com, Inc.
PART 2. – OTHER INFORMATION
Item 1. Legal Proceedings
For a description of material developments relating to certain pending legal proceedings, See Note 8 to the Consolidated Financial Statements.
Item 1A. Risk Factors
You should carefully consider the following factors and all other information contained in this Form 10-Q and the Company’s filed Form 10-K for the fiscal year ended August 31, 2005 before you make any investment decisions with respect to the Company’s securities. The risks and uncertainties described below are not the only risks the Company faces.
Web.com has incurred losses since inception and could incur losses in the future.
Web.com has incurred net losses and losses from operations for all but one of each quarterly period from its inception through the three month period ended March 31, 2006. A number of factors could increase its operating expenses, such as:
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
Web.com’s management and Board of Directors may be unable to execute their plans to turn around the Company, grow its revenues and achieve profitability and positive cash flows.
Web.com’s former Chief Executive Officer, Joel J. Kocher, resigned his position as an officer of the Company in August 2005 and was replaced by Jeffrey M. Stibel as Chief Executive Officer. At approximately the same time, the Company added three new Directors to its Board of Directors and since December 2005 has also added several key executives to its management team. If the Company’s new Chief Executive Officer is unable to attract and retain management to execute the Company’s plans, or if management and the Board of Directors are unable to execute those plans, then the Company may fail to grow the Company’s revenues, contain costs and achieve profitability and positive cash flows.
Ours is a recurring-revenue subscriber business and as such the effects of a net loss of monthly recurring revenue is magnified.
A large majority of our revenue is derived from monthly recurring charges. Accordingly, the termination of a single account will affect revenue every month in the future. The loss of such a customer at the beginning of a fiscal year will result in a twelve-fold reduction in revenue for that fiscal year. Absent the addition of customers through acquisitions, Web.com had previously incurred a net loss in monthly recurring charges, and this situation may continue with material negative effects on reported revenue and net income. Although reductions in monthly recurring charges may be offset for a time by increases in revenue derived from one-time or non-recurring charges, the compounding effect of monthly recurring charges losses will likely result in a meaningful reduction of reported revenue over time. Moreover, because of Web.com’s relatively low percentage of variable costs, significant revenue loss can result in a loss of net income. There can be no assurance that Web.com’s continuing efforts to stabilize or increase its monthly recurring charges and revenue will be successful. If revenue declines, the Company may eventually require additional capital, which may not be available on suitable terms. Although the Company can reduce spending to some degree, there can be no assurance in such an event that the Company would be able to continue as a going concern.

Unfavorable results of existing litigation may cause Web.com to have additional expenses or operating losses that exceed the Company’s ability to pay.
The Company is defending a number of matters in active litigation (See Note 8 to the Consolidated Financial Statements). The cost of defending lawsuits, regardless of their merit, can be substantial. Although the Company has favorably resolved a number of lawsuits through rulings, verdicts, and settlements, and although the Company may be successful in defending ongoing litigation, the costs of defense cannot be expected to be avoided. The Company believes it has appropriately established reserves for the contingency of adverse verdicts in accordance with GAAP. In order for a loss contingency to be reserved for in the financial statements, GAAP requires that the information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements. It is implicit in this condition that it must be probable that one or more future events will occur confirming the fact of the loss and the amount of loss can be reasonably estimated. Therefore, the Company has not reserved for all of its pending lawsuits. Consequently, lawsuits for which there is no reserve pose a risk of substantial loss which could have a material effect on the Company’s results and financial position. Additionally, even in those cases where a reserve has been established, the amount of the reserve is necessarily an estimate and the actual result may differ materially. Reserves are established only for the damages that may be assessed, and do not take into account the costs of litigation. Even in those instances where Web.com may ultimately prevail on appeal, an adverse verdict in a substantial amount may damage the reputation of the Company, may require the Company to post an appeal bond in an amount which deprives the Company of cash, and require additional expenditures for the cost of appeal. The outcome of litigation is unpredictable, and an adverse final verdict could exceed the Company’s ability to pay.
Because Web.com’s historical financial information is not representative of its future results, investors and analysts will have difficulty analyzing Web.com’s future earnings potential.
Because the Company has grown through acquisition and its past operating results reflect the costs of integrating these acquisitions, as well as revenues from operations which have now been sold, historical results are not representative of future expected operating results. The Company has recognized very sizeable charges and expenditures in the past for impairment charges, restructuring costs and network enhancements. Because these items are not necessarily recurring, it is more difficult for investors to predict future results.
Web.com has a limited operating history and its business model is still evolving, which makes it difficult to evaluate its prospects.
Web.com’s limited operating history makes evaluating its business operations and prospects difficult. Its range of service offerings has changed since inception and its business model is still developing. Web.com has changed from being primarily a seller of personal computers and related accessories to being primarily a provider of web hosting and web services to consumers and small and medium-sized businesses. Because some of its services are new, the market for them is uncertain. As a result, the revenues and income potential of its business, as well as the potential benefits of its acquisitions, may be difficult to evaluate.
Quarterly and annual operating results may fluctuate, which could cause Web.com’s stock price to be volatile.
Past operating results have fluctuated significantly on a quarterly and an annual basis. Quarterly and annual operating results may continue to fluctuate due to a wide variety of factors. Because of these fluctuations, comparing operating results from period to period is not necessarily meaningful, and it would not be meaningful to rely upon such comparisons as an indicator of future performance. Factors that may cause its operating results to fluctuate include, but are not limited to:
•	Demand for and market acceptance of the Company’s services and products;

•	Introduction of new services or enhancements by Web.com or its competitors;

•	Costs of implementing new network security features, CRM systems, and billing modules;

•	Technical difficulties or system downtime affecting the Internet generally or its hosting operations specifically;

•	Customer retention;

•	Increased competition and consolidation within the web hosting and applications hosting markets;

•	Changes in its pricing policies and the pricing policies of its competitors;

•	Gains or losses of key strategic partner relationships;

•	Impairment charges;

•	Restructuring charges;

•	Merger and integration costs;

•	Litigation expenses;

•	Insurance expenses;

•	Marketing expenses; and

•	Seasonality of customer demand.
Web.com cannot provide any assurances that it will succeed in its plans to increase the size of its customer base, the amount of services it offers, or its revenues during the next fiscal year and beyond. In addition, relatively large portions of its expenses are fixed in the short term, and therefore its results of operations are particularly sensitive to fluctuations in revenues. Also, if it cannot continue using third-party products in its service offerings, its service development costs could increase significantly.
Web.com operates in a new and evolving market with uncertain prospects for growth and may not be able to generate and sustain growth in its customer base.
Web.com operates in a new and evolving market with uncertain prospects for growth and may not be able to achieve and sustain growth in its subscriber base, maintain its average revenue per user or subscriber acquisition costs. The market for web hosting and applications-hosting services for small and medium-sized businesses, and the consumer market, have only recently begun to develop and are evolving rapidly. The market for Web.com’s services may not develop further, customers may not widely adopt its services and significant numbers of businesses or organizations may not use, or may discontinue the use of, the Internet for commerce and communication. If this market fails to develop further or develops more slowly than expected, or if Web.com’s services do not achieve broader market acceptance, Web.com will not be able to retain and grow its customer base. In addition, Web.com must be able to differentiate itself from its competition through its service offerings and brand recognition. These activities may be more expensive than Web.com anticipates, and Web.com may not succeed in differentiating itself from its competitors, achieving market acceptance of its services, or selling additional services to its existing customer base.
Because Web.com’s target markets are volatile, the Company may face a loss of customers or a high level of non-collectible accounts.
The Company intends to continue to concentrate on serving the small and medium-sized business market. This market contains many businesses that may not be successful, and consequently present a substantially greater risk for non-collectible accounts receivable and for non-renewal. Moreover, a significant portion of this target market is highly sensitive to price, and may be lost to a competitor with a lower pricing structure. Because few businesses in this target market employ trained technologists, they tend to generate a high number of customer service and technical support calls. The expense of responding to these calls is considerable, and the call volume is likely to increase in direct proportion to revenue, potentially limiting the scalability of the business. Additionally, if the customer becomes dissatisfied with the Company’s response to such calls, cancellation, non-payment, or non-renewal becomes more likely. Web.com’s strategy for minimizing the negative aspects of its target market include:
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
Web.com could incur liabilities in the future relating to its discontinued PC Systems business, which could cause additional operating losses.
Web.com could incur liabilities from the sale of the PC Systems business to GTG PC. According to the terms of its agreement with GTG PC, it retained liabilities relating to the operation of the PC systems business prior to the closing of the transaction including liabilities for taxes, contingent liabilities and liabilities for accounts payable accrued prior to the closing. It also agreed to indemnify GTG PC and its affiliates for any breach of its representations and warranties contained in the agreement for a period of two years, or for the applicable statute of limitations for matters related to taxes. Its indemnification obligation is capped at $10.0 million. Except for claims for fraud or injunctive relief, this indemnity is the exclusive remedy for any breach of its representations, warranties and covenants contained in the agreement with GTG PC. Accordingly, it could be required in the future to make payments to GTG PC and its affiliates in accordance with the agreement, which could adversely affect its future results of operations and cash flows.
Because Web.com faces intense competition, it may not be able to operate profitably in its markets.
The web hosting and applications hosting markets are highly competitive, which could hinder Web.com’s ability to successfully market its products and services. The Company may not have the resources, expertise or other competitive factors to compete successfully in the future. Because there are few substantial barriers to entry, the Company expects that it will face additional competition from existing competitors and new market entrants in the future. Many of Web.com’s current and potential competitors have greater name recognition and more established relationships in the industry and greater resources. As a result, these competitors may be able to:
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
Impairment of Web.com’s intellectual property rights could negatively affect its business or could allow competitors to minimize any advantage that Web.com’s proprietary technology may give it.
Although the Company has a number of patents that it believes should preclude competitors from practicing certain technologies, the Company currently has no patented technology that would preclude or inhibit competitors from entering the web hosting market generally. While it is the Company’s practice to enter into agreements with all employees and with some of its customers and suppliers to prohibit or restrict the disclosure of proprietary information, the Company cannot be sure that these contractual arrangements or the other steps it takes to protect its proprietary rights will prove sufficient to prevent illegal use of its proprietary rights or to deter independent, third-party development of similar proprietary assets.
Effective copyright, trademark, trade secret and patent protection may not be available in every country in which its products and services are offered. Web.com sometimes is, and in the future may be, involved in legal disputes relating to the validity or alleged infringement of its intellectual property rights or those of a third party. Intellectual property litigation is typically extremely costly and can be disruptive to business operations by diverting the attention and energies of management and key technical personnel. In addition, any adverse decisions could subject it to significant liabilities, require it to seek licenses from others, prevent it from using, licensing or selling certain of its products and services, or cause severe disruptions to operations or the markets in which it competes which could decrease profitability.
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
If Web.com is unable to attract and retain key personnel, it may not be able to compete effectively in its market.
The future success of Web.com will depend, in part, on its ability to attract and retain key management, technical, and sales and marketing personnel. The Company attempts to enhance its management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. The Company experiences strong competition for such personnel in the web hosting industry. The Company’s inability to retain employees and attract and retain sufficient additional employees, information technology, engineering, and technical support resources could adversely affect its ability to remain competitive in its markets. The Company has and may continue to face the loss of key personnel, which could limit the ability of the Company to develop and market its products and services.

Web.com depends on its reseller sales channel to market and sell many of its services. Web.com does not control its resellers, and if it fails to develop or maintain good relations with resellers, it may not achieve the growth in customers and revenues that it expects.
An element of the strategy for the Company’s growth is to further develop the use of third parties that resell or recommend its services. Many of these resellers are web development or web consulting companies that also sell Web.com’s web hosting services, but that generally do not have established customer bases to which they can market these services. The Company is not currently dependent on any one reseller to generate a significant level of business, but it has benefited and continues to significantly benefit from business generated by the reseller channel. Although Web.com attempts to provide its resellers with incentives such as price discounts on its services that the resellers seek to resell at a profit, the failure of its services to be commercially accepted in some markets, whether as a result of a reseller’s performance or otherwise, could cause its current resellers to discontinue their relationships with the Company. The Company also is developing relationships with larger distribution partners, and although the percentage of the Company’s current revenues generated by any of these relationships is currently small, if the Company’s strategy is successful, future revenue growth will be dependent on the success and maintenance of these relationships.
Web.com is vulnerable to system failures, which could harm its reputation, cause its customers to seek reimbursement for services paid for and not received, and cause its customers to seek another provider for services.
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
Web.com’s data centers are maintained by third parties.
Substantially all of the network services and computer servers utilized by Web.com in its provision of services to customers are housed in data centers owned by other service providers. In particular, a significant number of Web.com’s servers are housed in the data center in Atlanta, Georgia that Web.com sold to Peer 1 Networks on August 31, 2005. Web.com obtains Internet connectivity for those servers, and for the customers who rely on those servers, in part through direct arrangements with network service providers and in part indirectly through Peer 1 Networks. In the future, Web.com may house other servers and hardware items in facilities owned or operated by other service providers.
A disruption in the ability of one of these service providers to provide service to Web.com could cause a disruption in service to Web.com’s customers. A service provider could be disrupted in its operations through a number of contingencies, including unauthorized access, computer viruses, accidental or intentional actions, electrical disruptions, and other extreme conditions. Although Web.com believes it has taken adequate steps to protect itself through its contractual arrangements with its service providers, Web.com cannot eliminate the risk of a disruption in service resulting from the accidental or intentional disruption in service by a service provider. In addition, a service provider could raise its prices or otherwise change its terms and conditions in a way that adversely affects the Company’s ability to support its customers or financial performance.
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
Disruption of Web.com’s services caused by unknown software or hardware defects could harm its business and reputation.
The Company’s service offerings depend on complex software and hardware, including proprietary software tools and software licensed from third parties. Complex software and hardware may contain defects, particularly when first introduced or when new versions are released. The Company may not discover software or hardware defects that affect its new or current services or enhancements until after they are deployed. Although Web.com has not experienced any material software or hardware defects to date, it is possible that defects may exist or occur in the future. These defects could cause service interruptions, which could damage its reputation or increase its service costs, cause it to lose revenue, delay market acceptance or divert its development resources.
Providing services to customers with critical websites and web services could potentially expose Web.com to lawsuits for customers’ lost profits or other damages.
Because the Company’s web hosting and applications hosting services are critical to many of its customers’ businesses, any significant interruption in those services could result in lost profits or other indirect or consequential damages to its customers as well as negative publicity and additional expenditures for it to correct the problem. Although the standard terms and conditions of the Company’s customer contracts disclaim liability for any such damages, a customer could still bring a lawsuit against it claiming lost profits or other consequential damages as the result of a service interruption or other website or application problems that the customer may ascribe to it. A court might not enforce any limitations on Web.com’s liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations even if the Company believes it would have meritorious defenses to any such claims. In such cases, it could be liable for substantial damage awards. Such damage awards might exceed its liability insurance by unknown but significant amounts, which would seriously harm its business.
Web.com could face liability for information distributed through its network.
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

Web.com’s business operates in an uncertain legal environment where future government regulation and lawsuits could restrict Web.com’s business or cause unexpected losses.
Due to the increasing popularity and use of the Internet, laws and regulations with respect to the Internet may be adopted at federal, state and local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. The Company cannot fully predict the nature of future legislation and the manner in which government authorities may interpret and enforce such legislation. As a result, Web.com and its customers could be subject to potential liability under future legislation, which in turn could have a material adverse effect on the Company’s business. The adoption of any such laws or regulations might decrease the growth of the Internet which in turn could decrease the demand for the Company’s services, or increase the cost of doing business. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. These laws generally pre-date the advent of the Internet and related technologies and, as a result, do not consider or address the unique issues of the Internet and related technologies.
Web.com’s stock price may be volatile which could cause an investment in its common stock to decrease significantly.
The market price of its common stock has experienced significant volatility. The price has been and is likely to continue to be highly volatile. The following are examples of factors or developments that would likely cause the Company’s stock price to continue to be volatile:
•	Variations in operating results and analyst earnings estimates;

•	The volatility of stock within the sectors within which it conducts business;

•	Announcements by Web.com or its competitors regarding introduction of new services;

•	General changes in economic conditions;

•	Changes in the volume of trading in its common stock and

•	The Company’s inability to reduce the rate of account cancellations, or to increase the rate of account additions, or both.
During the 52 weeks ended March 31, 2006 the high and low closing price for Web.com common stock on NASDAQ was $6.02 and $1.86, respectively.
Substantial future sales of shares by shareholders could negatively affect Web.com’s stock price.
A number of groups of investors hold substantial numbers of Web.com’s shares, including current employees, the former shareholders of acquired companies, and hedge funds reported to have investment styles that lead to short-term holdings. Substantial sales by these holders may adversely affect Web.com’s stock price.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Not Applicable
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
On March 31, 2006 the Company held its annual meeting of shareholders. The following matters were voted upon:
Proposal One
The elections of nine directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and have qualified. The following table provides the number of votes cast for and withheld as to the election of directors.

	Votes	Votes
Name of Nominee	For	Withheld

John B. Balousek	13,673,624	1,610,778
John P. Crecine	13,969,855	1,314,547
Alex Kazerani	13,806,539	1,477,863
Efrem Gerszberg	13,806,008	1,478,394
Seymour Holtzman	13,966,974	1,317,428
Robert Lee	13,674,112	1,610,290
Robert T. Slezak	13,834,621	1,449,781
Jeffrey M. Stibel	13,969,760	1,314,642
Proposal Two
The approval of an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of Capital Stock from 21,000,000 to 26,000,000 shares.
Votes For: 13,766,277    Votes Against: 1,488,450 Abstain: 29,674    Broker Non votes: 0
Proposal Three
The adoption of the 2006 Equity Incentive Plan, pursuant to which 1,000,000 shares of Interland common stock were to be reserved for issuance pursuant to stock option grants, restricted stock grants and other forms of equity compensation to directors, officers and employees.
Votes For: 6,656,321     Votes Against: 1,758,974     Abstain: 469,122     Broker Non votes: 6,399,984
Item 5. Other Information
(a)	None

(b)	None
Item 6. Exhibits
Exhibits:

Exhibit	Description
2.01(1)	Asset Purchase Agreement between Interland, Inc., Web Internet, LLC and William Pemble dated November 29, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on 11/30/05).

3.01	Unofficial Restated Articles of Incorporation of Registrant (as amended through April 24, 2002) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 5/31/02).

3.01(b)	Articles of Amendment to Articles of Incorporation of Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended 8/31/03).

3.01(c)	Articles of Merger effective as of March 20, 2006 (incorporated by reference to Exhibit 3.01(c) to the Registrant’s Current Report on Form 8-K filed on March 21, 2006).

3.01(d)	Articles of Amendment to Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.01(d) to Registrant’s Form 8-K filed April 3, 2006).

3.02	Unofficial Restated Bylaws of the Registrant (as amended through August 6, 2001) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 5/31/02).

Exhibit	Description
10.149	First Amendment to Employment Agreement and Release of Claims between Interland, Inc. and William Pemble dated February 7, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2006).

10.150	First Amendment to Transition Services Agreement between Interland, Inc. and Web Internet, LLC dated February 7, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 8, 2006).

10.151	Employment Agreement of Joseph A. Newcomb dated March 31, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2006).

10.152	Restricted Stock Agreement of Joseph A. Newcomb dated March 31, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 3, 2006).

10.153	Stock Option Agreement of Joseph A. Newcomb dated March 31, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 3, 2006).

10.154	Form of Notice of Grant (Restricted Stock) under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 3, 2006).

10.155	Form of Notice of Grant (Fully-Vested Option) under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 3, 2006).

10.156	2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.136 to the Registrant’s Current Report on Form 8-K filed on April 3, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

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

Web.com, Inc.

(Registrant)

Dated: May 5, 2006	/s / Gonzalo Troncoso

Gonzalo Troncoso
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)