Form 10-Q
period 2006-06-30
WEB.COM, INC.
filed 2006-08-09
CIK 854460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Common Stock, par value $.01 per share
Preferred Stock Purchase Rights
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s Common Stock on July 31, 2006 was 16,592,986.

PART I.- FINANCIAL INFORMATION
Item 1. Financial Statements
WEB.COM, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,	May 31,	June 30,	May 31,
	2006	2005	2006	2005

Revenues	$12,053	$22,307	$24,315	$44,929

Operating costs and expenses:
Network operating costs, exclusive of depreciation shown below*	2,269	6,272	4,653	11,576
Sales and marketing, exclusive of depreciation shown below*	3,335	5,687	6,485	10,068
Technical support, exclusive of depreciation shown below*	1,761	3,005	3,483	6,659
General and administrative, exclusive of depreciation shown below*	4,696	7,672	14,608	15,378
Bad debt expense	242	535	519	1,000
Depreciation and amortization	2,225	5,686	3,359	10,992
Restructuring costs	23	1,666	66	1,666
Impairment of investment in and advances to WebSource Media	3,488	—	3,488	—
Gain on sale of accounts	—	(1,915)	—	(1,915)
Other expense (income), net	(2)	(96)	(3)	(24)

Total operating costs and expenses	18,037	28,512	36,658	55,400

Operating loss	(5,984)	(6,205)	(12,343)	(10,471)
Interest income (expense), net	248	131	509	214

Loss from continuing operations before income taxes	(5,736)	(6,074)	(11,834)	(10,257)
Income tax benefit	9	—	863	—

Loss from continuing operations	(5,727)	(6,074)	(10,971)	(10,257)
Loss from discontinued operations, net of tax	14	(173)	(245)	(262)

Net loss	$(5,713)	$(6,247)	$(11,216)	$(10,519)

Net loss per share, basic and diluted:
Continuing operations	$(0.35)	$(0.38)	$(0.67)	$(0.64)
Discontinued operations	—	(0.01)	(0.01)	(0.02)
	$(0.35)	$(0.39)	$(0.68)	$(0.66)

Number of shares used in per share calculation:
Basic and diluted	16,511	16,032	16,453	16,024

(*) Includes stock-based compensation as follows:
Network operating costs	$6	$—	$12	$—
Sales and marketing	39	—	54	—
Technical support	9	—	17	—
General and administrative	105	—	5,413	162

Total stock-based compensation	$159	$—	$5,496	$162

The accompanying notes are an integral part of these consolidated financial statements

WEB.COM, INC.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	June 30,	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$13,163	$17,370
Trade receivables, net of allowance for doubtful accounts	1,739	1,812
Other receivables	1,139	1,180
Other current assets	1,698	2,026
Restricted investments	279	276

Total current assets	18,018	22,664
Restricted investments	8,322	9,015
Securities, held-to-maturity	—	53
Property, plant and equipment, net	4,757	6,303
Goodwill	921	921
Intangibles, net	5,900	6,568
Other assets	5,600	5,600

Total assets	$43,518	$51,124

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,893	$934
Accrued expenses	6,637	6,232
Accrued restructuring charges	2,838	4,416
Current portion of long-term debt and capital lease obligations	1,716	1,693
Deferred revenue	4,517	4,637

Total current liabilities	17,601	17,912

Long-term debt and capital lease obligations	2,906	3,850
Deferred revenue, long-term	239	206
Other liabilities	155	934

Total liabilities	20,901	22,902

Commitments and contingencies (note 9)	—	—

Shareholders’ equity
Common stock, $.01 par value, authorized 26 and 21 million shares, issued and outstanding 16.6 and 16.6 million shares, respectively	166	166
Additional capital	331,104	325,493
Warrants	2,128	2,128
Note receivable from shareholder	(735)	(735)
Accumulated deficit	(310,046)	(298,830)

Total shareholders’ equity	22,617	28,222

Total liabilities and shareholders’ equity	$43,518	$51,124

The accompanying notes are an integral part of these consolidated financial statements

WEB.COM, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the six months ended
	June 30, 2006	May 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,216)	$(10,519)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Loss from discontinued operations	245	262
Depreciation and amortization	3,359	10,992
Bad debt expense	519	1,000
Loss (gain) on sale of assets	(3)	(24)
Gain on sale of accounts	—	(1,915)
Impairment of investment in and advances to WebSource Media	3,488	—
Stock-based compensation	5,496	162
Restructuring costs	66	1,666
Changes in operating assets and liabilities net of effect of acquisition:
Receivables	(405)	(895)
Other current assets	328	504
Accounts payable, accrued expenses and deferred revenue	(1,339)	1,291

Cash provided by operating activities of continuing operations	538	2,524

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant, and equipment	(1,141)	(6,421)
Payment for purchase of WebSource Media	(3,261)	—
Net proceeds from sale of accounts	—	2,733
Purchase of held-to-maturity investment securities	—	(50)
Proceeds from sale of held-to-maturity investment securities	53	—
Purchases of auction rate securities	—	(6,000)
Proceeds from auction rate securities	—	19,025
Net change in restricted investments	690	594

Cash (used in) provided by investing activities of continuing operations	(3,659)	9,881

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt and capital lease obligations	(921)	(1,206)
Proceeds from exercises of stock options	115	37

Cash used in financing activities of continuing operations	(806)	(1,169)

Net cash (used in) provided by continuing operations	(3,927)	11,236

Net cash used in discontinued operations (Revised — See note 2)
Operating cash flows	(280)	(401)
Investing cash flows	—	—
Financing cash flows	—	—

Total cash flows used in discontinued operations	(280)	(401)

Net increase (decrease) in cash and cash equivalents	(4,207)	10,835
Cash and cash equivalents at beginning of period	17,370	13,132

Cash and cash equivalents at end of period	$13,163	$23,967

The accompanying notes are an integral part of these consolidated financial statements

WEB.COM, INC.
Notes to Consolidated Financial Statements
1. General
Business — On March 20, 2006, Interland, Inc. announced that it had changed the company’s name to Web.com, Inc. (“Web.com”) in order to align itself more closely with its core web services business. The company has continued to trade on the Nasdaq Stock Market with the new stock symbol “WWWW”. Web.com, together with its subsidiaries (collectively the “Company”), is a leader in providing simple, yet powerful solutions for websites and web services. Web.com offers do-it-yourself and professional website design, website hosting, ecommerce, web marketing and email.
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
2. Significant Accounting Policies
Interim Unaudited Financial Information — The accompanying consolidated financial statements include our results of operations for the three and six-month periods ended June 30, 2006, our second quarter of fiscal 2006, and the most comparable reported quarter of the prior year, the three and six-month periods ended May 31, 2005. In October 2005, the Board of Directors decided to change the Company’s fiscal year end from August 31 to December 31.We have presented the period ended May 31, 2005 as a prior year comparative to the current year period because our business is non-seasonal and, therefore, the data are comparable and recasting our prior year results of operations and related supporting schedules would not have been practicable nor cost justified. The accompanying unaudited consolidated financial statements for the three and six-month periods ended June 30, 2006 and May 31, 2005, have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In management’s opinion, these statements include all adjustments necessary for a fair statement of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.
Basis of Presentation — This report on Form 10-Q (“10-Q”) for the six-months ended June 30, 2006 should be read in conjunction with the Company’s Annual Report on Form 10-K (“10-K”) for the fiscal year ended August 31, 2005 and the Transition Period Report on Form 10-Q (“10-QT”) for the four months ended December 31, 2005. In October 2005 the Board of Directors decided to change the Company’s fiscal year end from August 31 to December 31. As a requirement of this year end change, the Company reported results for the period September 1, 2005 through December 31, 2005 as a separate transition period. Audited financial statements for the transition period September 1, 2005 through December 31, 2005 will be included in the Company’s Annual Report on Form 10-K to be filed for the Company’s new fiscal year ending December 31, 2006, pursuant to the transition rules. The financial statements include the accounts of Web.com, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated. The Company operates as one reportable segment.
Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.
Basic and diluted income (loss) per share — Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding when their effect is dilutive. Potential common shares result from the assumed exercise of outstanding stock options and warrants. Because the Company has reported a loss from continuing operations during the three and six months ended June 30,2006 and May 31, 2005, the effect of these securities are excluded from the calculation of per share amounts for these years as their effect would be anti-dilutive. Employee stock options and warrants

Web.com, Inc.
Notes to Consolidated Financial Statements (continued)
of approximately 3.9 million and 3.2 million outstanding as of June 30, 2006 and May 31, 2005, respectively, have been excluded.
Stock-Based Compensation — Stock-based compensation is recorded in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. The Company uses the Black-Scholes option-pricing model and recognizes compensation cost on a straight-line basis over the vesting periods for the awards (See Note 4).
Changes to the Statement of Cash Flows Relating to Discontinued Operations — In 2006, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.
3. acquisition and impairment of WebSource Media, llc
On May 19, 2006 the Company acquired WebSource Media, LLC (“WebSource Media”) a privately held web services provider for small and medium-sized businesses. Except for assumed liabilities and debt payments, the acquisition was structured as an earn-out in which the owners of WebSource Media would earn payments based on reaching revenue and profitability goals. The majority of these payments were scheduled to occur only if the aforementioned goals were achieved over a three-year period. At closing the Company paid approximately $3.1 million for the acquisition and incurred closing costs of $0.1 million.
On June 12, 2006, approximately three weeks following the closing of the acquisition, the Federal Trade Commission (“FTC”) filed a sealed complaint in the U.S. District Court for the Southern District of Texas (the “FTC Litigation”) alleging that WebSource Media, among other defendants, had engaged in unfair and deceptive trade practices. Included among other defendants were the four former principals of WebSource Media, Marc Smith, Keith Hendrick, Steve Kennedy and Kathleen Smalley (collectively, the “Smith Defendants”), each of whom were alleged by the FTC to have engaged in a common enterprise with WebSource Media and other corporate defendants (not affiliated with the Company) to engage in unfair and deceptive trade practices.
In addition, on June 12, 2006, the FTC sought and obtained from the Court, an ex parte, Temporary Restraining Order and Order Appointing a Receiver over the assets of WebSource Media, its subsidiaries, the Smith Defendants, and the other corporate and individual defendants in that case. The FTC served its Complaint and the Court’s June 12th orders on WebSource Media and the Smith Defendants on June 13, 2006.
On June 21, 2006 the Court in the FTC litigation entered an Agreed Preliminary Injunction Order in which the Court vacated and superseded certain of its earlier orders and in which the court appointed a receiver over the assets of WebSource Media, its subsidiaries, the Smith Defendants and the other corporate and individual defendants in the FTC Litigation. In addition, the Court authorized the receiver to appoint the Company as the receiver’s agent to take certain steps in managing the WebSource Media business.
In addition, on June 21, 2006, the Company filed suit against WebSource Media, the Smith Defendants and others, alleging breach of contract and other claims, and seeking to rescind the Company’s May 19, 2006 acquisition of WebSource Media (the “Rescission Litigation”). On June 21, 2006, the Company also issued a press release and filed a Current Report on Form 8-K, disclosing the actions of the court in the FTC Litigation with respect to the Agreed Preliminary Injunction Order and also disclosing the Company’s actions in filing the Rescission Litigation.
Pursuant to the Agreed Preliminary Injunction Order, the Company and its employees have only limited access to the assets and business of WebSource Media. The WebSource Media business is under the general control and supervision of the Court-appointed receiver, and its business and operations have been substantially restricted. While the Company is, from time to time, requested by the receiver to perform specific acts as part of the receiver’s duty in managing the business, the Company does not have control over the WebSource Media assets or business activities.
Because the WebSource Media business was placed under the general control and supervision of a Court-appointed receiver and its business and operations have been substantially restricted, the Company deconsolidated and recorded the investment under the cost method based on the guidance under Accounting Research Bulletin No. 51. Since the Receiver took over

Web.com, Inc.
Notes to Consolidated Financial Statements (continued)
control of the business, the account base has deteriorated significantly due to a combination of events such as the cancellation of billing services by some local exchange carriers (“LEC”), normal cancellation rates without corresponding sales and the possible invalidation of a number of accounts.
Our analysis of the current base, the rate of deterioration of the business, along with the Receiver’s preliminary analysis have led us to conclude that there will be little or no value after the Receiver returns control of the business to the Company. The Company’s analysis estimated the discounted cash flows of the business based on the estimated number of accounts remaining at the time the Company would regain control of the business. Accordingly, the Company has determined that an impairment of the entire value of the investment is required. This impairment in the amount of $3.2 million was recorded to the income statement in the second quarter of fiscal 2006. Additionally and also under the same assessment, the Company impaired advances to WebSource Media of $0.3 and recorded them to the income statement in the second quarter of 2006. Those advances were made subsequent to Web.com's acquisition of WebSource Media but before the appointment to the receiver pursuant to the arrangement contemplated in the May 19 merger agreement and at this time we consider those advances uncollectible.
4. stock-based compensation
Effective September 1, 2005, the Company adopted SFAS No. 123(R). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits (none for the Company in the current period due to tax losses) related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.
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
The Company uses an expected stock-price volatility assumption that is based on historical volatilities of the underlying stock which is obtained from public data sources. With regard to the weighted-average option life and forfeiture rate assumptions, the Company considers the behavior of past grants and in accordance with Staff Accounting Bulletin No. 107 (“SAB 107”), uses the safe-harbor calculations recommended when the Company’s historic trends of exercises are limited. During the three and six months ended June 30, 2006, the Company granted 24,250 and 753,250 options respectively with a weighted average exercise price per option of $5.66 and $5.88 respectively, compared to 126,500 and 129,000 options for the three and six months ended May 31, 2005 with a weighted average price of $2.78 and $2.76 respectively.
The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions.

	For the six months ended
	June 30,	May 30,
	2006	2005
Dividend yield	0.00%	0.00%
Expected volatility	71.66% - 75.16%	74.08%
Risk-free interest rate	4.3% - 5.1%	4.14%
Expected term (in years)	5.8 years	5.8 years
As of June 30, 2006, the Company had approximately 1.1 million shares of common stock reserved for future issuance under our stock option plans and warrants.
In August 2005, Mr. Jeff Stibel, the Company’s President and Chief Executive Officer, and Mr. Peter Delgrosso, Senior Vice President of Corporate Communications, were granted options to purchase 1,700,000 and 200,000 shares, respectively of the Company’s common stock, On March 31, 2006, the Compensation Committee of the Board of Directors approved the acceleration of the remaining 1.6 million unvested stock options of the 1.9 million granted in July 2005. This was done primarily to eliminate any future compensation expense the Company would otherwise recognize in its financial statements with respect to these options due to the Company’s implementation of the SFAS No. 123(R). The Company also granted an

Web.com, Inc.
Notes to Consolidated Financial Statements (continued)
additional 677,500 stock options to its board of directors and management team that were fully vested upon their grant date. During the 2nd quarter of 2006, 100,000 of these options were forfeited due to employee resignation. By accelerating the vesting of these options as described above, the Company effectively reduced its future reported compensation expense, before tax, by a significant amount over the remainder of the vesting periods. The compensation expense recognized during the quarter ended March 31, 2006 related to these options was $5.2 million.
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
The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the three and six months ended May 31, 2005 (in thousands):

	Three months ended	Six months ended
	May 31, 2005	May 31, 2005
Net loss, as reported	$(6,247)	$(10,519)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	162
Deduct:
Total stock-based compensation expense determined under fair value method for all awards	(1,250)	(1,549)

Pro forma net loss	$(7,497)	$(11,906)

Loss per common share:
Net loss per common share — Basic and diluted, as reported	$(0.39)	$(0.66)

Net loss per common share — Basic and diluted, pro forma	$(0.47)	$(0.74)

Number of shares used in per share calculation:
Basic and diluted	16,032	16,024
A summary of the transactions during the six months ended June 30, 2006 with respect to the Company’s Stock Option Plans follows:

Web.com, Inc.
Notes to Consolidated Financial Statements (continued)

		Weighted-	Aggregate	Weighted-Average
	Shares	Average	Intrinsic Value (1)	Contractual Life
	(000s)	Exercise Price	(000s)	Remaining in Years

Outstanding at December 31, 2005	3,515	$4.22
Granted at fair value	753	$5.88
Exercised	(35)	$3.23
Forfeited	(166)	$3.22
Expired	(177)	$11.64
Outstanding at June 30, 2006	3,889	$4.25	$6,673	7.89
Exercisable at June 30, 2006	3,139	$4.48	$8,152	7.54

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
During the three and six months ended June 30, 2006, a total of 3,250 and 32,050 options, with an intrinsic value of $8,600 and $97,000 respectively, were exercised, compared to an intrinsic value of $0.0 and $2,600 for the zero and 1,000 options exercised during the three and six month ended May 31, 2005.
A summary of the status of the Company’s non-vested options as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(000s)	Fair Value

Nonvested at January 1, 2006	2,498	$1.73
Granted	753	$3.61
Vested	(2,501)	$2.20

Nonvested at June 30, 2006	750	$2.05

Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation in the three and six months ended June 30, 2006 was $0.2 million and $5.5 million respectively, increasing both basic and diluted loss per share by $0.01 and $0.33 respectively. As of June 30, 2006, the total unrecognized compensation cost related to non-vested stock awards was $1.5 million net of forfeitures and the related weighted-average period over which it is expected to be recognized is approximately 5 years.
5. Restructuring And Facility Exit Costs
2005 Plan
In 2005, in conjunction with the sale of its dedicated accounts and related assets and the assignment of all its data centers and in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company initiated a restructuring plan requiring a reduction of force, exiting a portion of the remaining office space and the termination of a contract. As of December 31, 2005, the company had a liability of $1.2 million on its books related to the 2005 Plan. During the six months ending June 30, 2006, the Company paid the final $0.1 million of severance, and $0.3 million related to lease expense. The remaining outstanding liability as of June 30, 2006 is $0.8 million related to the remaining lease obligation of its exited office space.

Web.com, Inc.
Notes to Consolidated Financial Statements
2001 Plan
During the fourth quarter of 2001, the Company approved and implemented a restructuring program in connection with its acquisition of Interland-Georgia. During the six months ended June 30, 2006, a settlement of $0.7 million was reached on the exited office space lease the company paid $0.5 million in expenses of the subleased space.. With this settlement completed an outstanding liability of $2.0 million is recorded for the remaining lease obligation, less sublease income, for the exited data center facility. The annual activity from inception as disclosed in the last Annual Report on Form 10-K and the most current Quarterly Report on Form 10-QT.
6. Purchase Business Combination Liabilities
In December 2005, the Company acquired the assets and accounts of Web Internet, LLC. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, the Company recorded liabilities totaling $0.2 million related to this transaction. There has been no change to these liabilities during the six month period.
In connection with the acquisition of Interland-Georgia in 2001, the Company accrued certain liabilities representing estimated costs of exiting certain facilities, termination of bandwidth contracts and involuntary termination of employees in accordance with EITF 95-3. During the six months ended June 30, 2006 the Company continued to make its monthly lease payment and to collect offsetting rent from its subtenants equaling $0.2 million leaving an accrual balance of $0.4 million. These lease abandonment obligations are contractually scheduled to end in 2009.
7. Accrued Income Taxes
During the six month period ended June 30, 2006, the Company had a final resolution of several income tax audits. This allowed the Company to record refunds of $0.4 million from the Internal Revenue Service (“IRS”) and release $0.5 million of reserves that were on its books. The Company recorded $0.9 million in income taxes as a benefit and the accrued interest associated with the final resolution of these audits was recognized through Other expense (income). As of June 30, 2006 the remaining reserve for income taxes was $0.6 million.
8. Discontinued Operations
In 2001, the Company sold its Micron PC Systems business to GTG PC Holdings, LLC (“GTG PC”), an affiliate of the Gores Technology Group. The Company retained all liabilities of the PC Systems business not assumed by GTG PC and any contingent liabilities arising prior to the closing date. During the six months ended June 30, 2006, the Company recognized a loss of $0.2 million. This gain consisted primarily of the reversal of previously accrued expenses where the statute of limitations has expired hence the Company has no further obligation to pay. This gain is offset by required legal fees in defense and settlement of Micron PC legal matters. A settlement of $0.2 million to Integraph was paid during the period. The Company’s Micron litigation is ongoing and management expects that there will be additional defense costs throughout 2006 and thereafter.
9. Contingencies
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
In February 2003, Mr. Bryan Heitman, also a former principal of Web.com’s subsidiary Communitech, and Mr. Murphy filed a lawsuit against the Company, its former Chief Executive Officer, Mr. Joel Kocher, and Communitech, in Jackson County, Missouri claiming, among other things, that the Company acted unreasonably and thereby breached the Merger Agreement under which it acquired all of the stock of Communitech by failing to have the Form S-3 registration statement for their stock declared effective by the SEC on a timely basis and further claiming that the Company and/or Mr. Kocher made inaccurate disclosures in connection with the acquisition of Communitech. The complaint seeks compensatory and

Web.com, Inc.
Notes to Consolidated Financial Statements
punitive damages in an unspecified amount. Web.com believes that these claims are without merit and will not have a material adverse effect on Web.com and is vigorously defending the claims.
The Company is the defendant in a case involving the Telephone Consumer Protection Act (“TCPA”) in state court in Allegheny County, Pennsylvania. A competing web hosting company, PairNetworks, filed this case in December 2001 as a putative class action, claiming that the Company’s distribution of a facsimile on November 15, 2001 to market domain name registration services violated the TCPA. Several years later, two additional plaintiffs joined in the action. The plaintiffs have conceded that all of the putative class members were customers of the Company. Federal Communications Commission regulations in effect at the time provided that the distribution of facsimiles to persons with whom the sender had an “established business relationship” did not amount to a violation of the TCPA. The Company believes that Congress expressly extended those regulations through the Junk Fax Act of 2005. Web.com has asked the court to deny class certification and a ruling on that motion is pending. If the court denies class certification, the Company’s potential exposure to damages, even if it were liable, should not exceed $1,500 for each of the three named plaintiffs. If the court grants class certification, however, the size of the class may exceed 50,000 members. Web.com has also asked the court for summary judgment and that motion has been briefed and argued to the court. If granted, that motion would result in the dismissal of all claims asserted by the named plaintiffs. Web.com believes that the plaintiffs’ claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on the Company will occur as a result of this litigation.
The Company is defending a case in the United States District Court for the Southern District of Florida. This dispute arose out of the management of a co-located server by the Company’s predecessor, Worldwide Internet Publishing Corporation. The Company suffered a judgment of nominal damages of $1 in response to the Company’s pre-trial and post-trial motions. The case is on appeal.
In May 2004, Net Global Marketing filed suit against the Company and its predecessor, Dialtone, in state court in Los Angeles, California asserting claims for lost data. The Company had cancelled Net Global’s web hosting accounts in October 2002 and again in January 2003 as a result of complaints that the servers were being used to send spam, and has asserted counterclaims arising from these incidents. The Company removed the case to federal court and filed a motion to dismiss in favor of arbitration which was denied, a decision the Company has appealed to the Ninth Circuit Court of Appeals. The Company believes that, even if the litigation proceeds, it has adequate defenses including provisions in the contract with the plaintiff that shield Dialtone from damages for “erasure” and “loss of data” and generally prohibit recovery of the kind of damages sought by plaintiff. The Company believes that the plaintiff’s claims are without merit, plans to continue to contest the matter vigorously and believes that no material adverse effect on the Company will occur as a result of this litigation.
The Company has filed a lawsuit against Certain Underwriters at Lloyd’s of London (“Underwriters”) in state court in Idaho (see Interland, Inc. v. Certain Underwriters at Lloyd’s of London, Case No. CV OC 0506184 (District Court for the Fourth Judicial District of Idaho, County of Ada) (the “Lloyd’s Litigation”) seeking a declaration that the Directors, Officers and Company Liability Insurance Policy dated July 26, 2000 (the “Policy”) provides coverage for the Losses sustained by the Company as a result of the claims made in a class action alleging violations of the federal Fair Labor Standards Act. The Company has also asserted claims for breach of contract and bad faith refusal to make payments due under the Policy. The Company is seeking in excess of $1.7 million in damages in this litigation. To date, Underwriters have denied coverage under the Policy and have indicated that they will vigorously defend this suit. There can be no assurance that the Company will be able to recover the amounts claimed in this case.
On March 9, 2006, the Company received notice of the appeal of Vincent Salazar, an individual, of the December 13, 2005 dismissal of his lawsuit against the Company and its predecessor HostPro. He had brought suit in state court in Los Angeles claiming that he was entitled to money as a result of his alleged involvement in brokering the Company’s acquisition of accounts from AT&T in January 2002. The Plaintiff claimed that he is due 20% of the revenue that the Company has received from the acquired accounts. The Company believes that the claims are without merit, plans to continue to contest the appeal vigorously and believes that no material adverse effect on the Company will occur as a result of this litigation.
On or about March 27, 2006, the Company received notice of a lawsuit filed against it and its predecessor, HostPro, by a former sales employee, Randy Nein, in state court in Los Angeles. Mr. Nein claims that he is due a commission for his alleged involvement in brokering the Company’s acquisition of accounts from AT&T in January 2002. The Company believes that it has meritorious defenses, plans to contest the matter vigorously and believes that no material adverse effect on the Company will occur as a result of this litigation.

Web.com, Inc.
Notes to Consolidated Financial Statements
On June 12, 2006 the FTC filed a sealed action in the United States District Court for the Southern District of Texas against WebSource Media, LLC, nka WebSource Media, L.P., (“WebSource”), certain of its former members, Telsource International (a telemarketing firm that provided telemarketing services to WebSource Media) and certain of the principals of Telsource International. In addition, the FTC obtained a Temporary Restraining Order and Order Appointing a Temporary Receiver which, among other things, froze the assets of all of the defendants and appointed a receiver for WebSource Media and the other corporate defendants. In its complaint, the FTC alleged that WebSource Media and the other defendants were operated as a “common enterprise” for the purpose of inducing consumers to purchase websites from WebSource Media using “unfair and deceptive” trade practices sometimes known as “cramming.” On June 21, the Court issued an Agreed Preliminary Injunction Order appointing the Company as an agent for the receiver. Pursuant to this Order, the Company has acted on behalf of the receiver in certain respects with respect to the WebSource Media business. Discovery and other proceedings in this litigation have been stayed temporarily during the receivership period.
Web.com is not a defendant in the FTC litigation. Prior to learning of the FTC litigation, Web.com was not aware of any pending FTC investigation into WebSource Media and was not aware of the allegations of unfair and deceptive business practices that were made in the FTC litigation. At this time Web.com is unable to determine what liability, if any, WebSource Media will have in connection with the FTC litigation. Because Web.com is not a party to the FTC litigation, Web.com does not believe that it will have any material liability in connection with the FTC litigation against WebSource Media.
On June 21, 2006 the Company filed a Complaint in federal court in Atlanta against the former members of WebSource Media, LLC, seeking damages for fraud, fraudulent inducement and breach of contract, as well as rescission of the merger agreement entered into on May 19, 2006 (See Acquisitions, herein). In the Complaint the Company has alleged that the members of WebSource Media misrepresented material information and failed to disclose material information to it during the due diligence process. The Company is seeking damages, including expenses related to the acquisition, attorney fees and rescission of the merger agreement. The outcome of litigation cannot be assured and it is uncertain whether the Company will be able to recover the amounts claimed in this case.
On June 19, 2006, the Company filed suit in The United States District Court for the Northern District of Georgia against The Go Daddy Group, Inc. The Company is seeking damages, a permanent injunction and attorney fees related to infringement of its U.S. Patent No. 6,789,103. There can be no assurance that the Company will be able to recover the amounts claimed in this case.
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
10. Subsequent Events
In July 2006, the Company entered into a non-exclusive license agreement with Hostopia.com, Inc (“Hostopia”) that grants Hostopia rights to two of Web.com’s patents over five years on a non-transferable basis. The license agreement states that Hostopia will pay Web.com a royalty equal to 10% of Hostopia’s gross U.S retail revenues for five years (estimated using a trailing run rate). The royalty was due in full at signing. In addition, the companies have entered into a cross-license agreement in which Web.com was granted rights to thousands of HTML and FLASH website templates and a license to additional intellectual property in the future at no additional cost. The companies have also agreed to a mutual covenant not to sue for patent infringement that will continue until the expiration of the last to expire of either party’s patents, including patents issued in response to the pending patent applications of either party.

Web.com, Inc.
Notes to Consolidated Financial Statements
On August 2, 2006, the Company filed suit in the United States District Court for the Western District of Pennsylvania against Federal Insurance Company and Chubb Insurance Company of New Jersey. The suit seeks, among other things, a declaratory judgment that the two insurance companies owe the Company a defense and indemnification for costs associated with the PairNetworks litigation (See Contingencies). The suit also seeks recovery against the insurance companies for breach of contract, insurance company bad faith and breach of fiduciary duty. There can be no assurance that the Company will be able to recover the amounts claimed in this case.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “could,” ‘would,” “potential,” “continue,” and similar expressions, including variations or negatives of these words, identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding Web.com’s expectations of its future liquidity needs, its expectations regarding its future operating results including stabilization of revenues and costs, its expectations regarding increasing its revenue levels and branding its product and service offerings, and the actions the Company expects to take in order to maintain its existing customers and expand its operations, distribution reach, and customer base. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements are made as of the date hereof and are based on current management expectations, estimates, projections, beliefs and assumptions, and information available to it as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially and adversely from historical results or those contemplated in the forward-looking statements. Forward-looking statements are not guarantees of future results and involve a number of risks and uncertainties, and include risks associated with the Company’s target markets and risks pertaining to our ability to successfully integrate the operations and personnel of the recent acquisitions. Factors that could cause actual results to differ materially from expected results are identified in “Risk Factors” below, and in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005 and in the Company’s other filings with the Securities and Exchange Commission. All quarterly references are to the Company’s fiscal periods ended June 30, 2006, or May 31, 2005, unless otherwise indicated. All annual references are on a fiscal August 31st year-end basis, unless otherwise indicated. All tabular dollar amounts are stated in thousands.
Overview
Web.com, Inc. (NASDAQ: WWWW), formerly Interland, Inc. (NASDAQ: INLD), is a leading destination for simple yet powerful solutions for websites and web services. Web.com offers do-it-yourself and professional website design, website hosting, ecommerce, web marketing and email. Since 1995, Web.com has been helping individuals and small businesses leverage the power of the Internet to build a web presence. In fact, more than four million websites have been built or hosted using Web.com proprietary tools, services and patented technology.
Web.com understands that people want to leverage the power of the Internet to express themselves or to grow their business, but typically don’t have the time, resources or technical know-how to create, manage and promote a successful website. To address the market’s growing demands, Web.com offers a virtual one-stop-shop of simple, feature-rich web tools and services including do-it-yourself and professional website design, website hosting, ecommerce, web marketing and email. As one of the longest-standing leaders in the website hosting industry, Web.com offers powerful, proprietary, point-and-click technologies and expert support professionals to ensure simplicity and ease-of-use at every step of the process
After having incurred substantial net and operating losses since its inception, the Board of Directors recruited Jeff Stibel to join the company as President and Chief Executive Officer in August 2005. Subsequent to August 2005, the company’s senior management team developed a three-pronged business strategy for the company, consisting of stabilization, diversification and growth. One of the first steps in implementing this strategy was the Company’s decision to focus on offering products and services utilizing shared hosting only (multiple users sharing a server) and ceasing to offer the products and services requiring dedicated hosting (one user on one server). Consequently, in August 2005, the Company sold the dedicated server assets to an unrelated third party.
By shifting to a flexible cost model (shared hosting) versus a fixed cost model (dedicated hosting), the Company should be able to recognize significant cost savings over time and rationalize the existing infrastructure in a cost-efficient way. A major goal of the Company is to create a scalable web services business model that is customer-focused and drives revenue growth.

Recent developments
On May 19, 2006 the Company acquired WebSource Media, LLC, a privately held web services provider for small and medium-sized businesses. Except for assumed liabilities and debt payments, the acquisition was structured as an earn-out in which the owners of WebSource Media would earn payments based on reaching revenue and profitability goals. The majority of these payments were scheduled to occur only if the aforementioned goals were achieved over a three-year period. At closing the Company paid approximately $3.1 million for the acquisition and incurred closing costs of $0.1 million.
On June 21, 2006 the Company filed suit to rescind the merger agreement after the Company learned that the Federal Trade Commission (the “FTC”) filed a sealed action in the United States District Court for the Southern District of Texas against WebSource Media, LLC and its members alleging unfair and deceptive acts and business practices prior to the acquisition. Web.com was not named as a defendant in the FTC action and had no prior knowledge of an investigation or alleged unfair and deceptive practices at WebSource Media. The FTC’s sealed case uncovered facts previously undisclosed by WebSource Media to the Company which the Company believes constitute material breaches of the merger agreement pursuant to which the Company acquired WebSource Media. The court has appointed a temporary receiver for WebSource Media and Web.com has been appointed to manage the business operations of WebSource Media as an agent of the receiver. See note 3 “Acquisition and Impairment of WebSource Media LLC” and note 9 “Contingencies”.
Key Metrics
As of June 30, 2006 the Company had approximately 148,000 paid hosting subscribers compared to approximately 149,000 subscribers as of March 31, 2006. This decrease is primarily due to net organic growth of approximately two thousand accounts (net of churn), offset by the reduction of approximately three thousand accounts resulting from the loss of the Verizon business. In December, 2004 Verizon Business Solutions took the decision to migrate their business accounts in-house and off our platform. The migration was completed in early 2006.
Average Monthly Customer Churn (“Churn”) was 2.3% and 2.0% for the quarters ended June 30, 2006 and March 31, 2006, respectively. Churn is calculated as the number of subscribers cancelled during the period divided by the sum of the number of subscribers at the beginning of the period plus the gross number of subscribers added during the period.
Subscriber Acquisition Cost (“SAC”) was $108 and $103 for the quarters ended June 30, 2006 and March 31, 2006, respectively. Subscriber Acquisition Cost is calculated as the cost of advertising and marketing expenditures; calculated in accordance with GAAP, divided by gross subscriber additions other than through acquisitions during the period.
The Company’s Average Revenue Per User (“ARPU”) was $24.94 and $26.78 for the quarters ended June 30, 2006 and March 31, 2006, respectively. ARPU is calculated using the GAAP Hosting revenue for the quarter reported divided by the average number of subscribers for the period.
The Company’s consolidated financial information presents the net effect of discontinued operations separate from the results of the Company’s continuing operations.
Results Of Continuing Operations
Comparison of the Three Months and Six Months Ended June 30, 2006 and May 31, 2005
The loss from continuing operations decreased $0.3 million, or 5.7%, from $6.1 million to $5.7 million for the three months ended June 30, 2006 as compared to the three months ended May 31, 2005.
The loss from continuing operations increased $0.7 million, or 7.0%, to $11.0 million for the six months ended June 30, 2006 from $10.3 million for the six months ended May 31, 2005. This increase is mainly attributable to the accelerated stock compensation amortization expensed in the period and the increase in depreciation expense due to the abandonment of assets, partially offset by the net effect of the sale of dedicated server assets in August 2005.
As a result, the basic and diluted loss per share from continuing operations decreased $0.03 per share, or 7.9%, to $0.35, for the quarter ended June 30, 2006 as compared to the three months ended May 31, 2005, and increased $0.03 per share, or 4.7%, to $0.67 for the six months ended June 30, 2006 when compared to the six months ended May 31, 2005.

Revenues
Total revenues decreased $10.3 million, or 46.0%, for the three moths ended June 30, 2006 as compared to the three months ended May 31, 2005. Total revenues decreased $20.6 million, or 45.9% for the six months ended June 30, 2006 when compared to the six months ended May 31, 2005. Revenue decline year over year was primarily due to the sale of dedicated server assets in August 2005.
The following table summarizes revenues for the periods indicated:

	For the three months ended		For the six months ended
	June 30,	May 31,	June 30,	May 31,
	2006	2005	2006	2005
Hosting revenue	$11,105	$21,070	$22,587	$42,527
Other revenue	948	1,237	1,728	2,402

Total revenue	$12,053	$22,307	$24,315	$44,929

When compared to the quarter and six months ended May 31, 2005, hosting revenues decreased $10.0 million, or 47.3%, and $20.0 million or 46.9%, respectively, for the three and six months ended June 30, 2006. Hosting revenues are comprised of shared hosting services and domain name registrations. The significant decline in hosting revenues is primarily attributable to the sale in May 2005 of 32,000 shared hosting accounts who purchased shared hosting services under the Hostcentric brand. Additionally, in August 2005, Web.com sold approximately 7,200 dedicated web server accounts to an unrelated buyer. The combined sales of accounts and account cancellations, net of new customers obtained through sales and marketing activities and the acquisition of the web.com domain name and related hosting assets from Web Internet LLC in December 2005 (the “WILLC Acquisition”), resulted in the decrease mentioned above. Account cancellations occur as a result of: a) customer action; b) termination by the Company for non-payment; or c) termination by the Company as a result of a decision to no longer provide a particular service.
Other revenues decreased $0.3 million, or 23.4%, and $0.7 million, or 28.1%, for the three and six months ended June 30, 2006, respectively, when compared to the three and six month periods ended May 31, 2005. Other revenues are primarily comprised of consulting, bandwidth transfer overage billings, co-location services and Wed-based business solution services. The decline in other revenues is primarily attributable to the sales of dedicated hosting accounts and the related non-hosting revenues such as bandwidth transfer overage billings.
Operating Costs and Expenses
The following table summarizes expenses for the periods indicated:

	For the three months ended		For the six months ended
	June 30,	May 31,	June 30,	May 31,
	2006	2005	2006	2005
Network operating costs, exclusive of depreciation shown below	2,269	6,272	4,653	11,576
Sales and marketing, exclusive of depreciation shown below	3,335	5,687	6,485	10,068
Technical support, exclusive of depreciation shown below	1,761	3,005	3,483	6,659
General and administrative, exclusive of depreciation shown below	4,696	7,672	14,608	15,378
Bad debt expense	242	535	519	1,000
Depreciation and amortization	2,225	5,686	3,359	10,992
Restructuring costs	23	1,666	66	1,666
Impairment of investment in and advances to WebSource Media	3,488	—	3,488	—
Gain on sale of accounts	—	(1,915)	—	(1,915)
Other expense (income), net	(2)	(96)	(3)	(24)
Interest income (expense), net	248	131	509	214
Income tax benefit	(9)	—	(863)	—

Network Operating Costs
Network operating costs were $2.3 million for the three months ended June 30, 2006, compared to $6.3 million for the three months ended May 31, 2005. This decrease of $4.0 million, or 63.8%, is primarily attributable to a $2.0 million reduction in labor costs, a $1.0 million decrease in bandwidth connectivity costs, a $0.8 million reduction in software and services fees related to cost reductions, the sale of the Hostcentric accounts and the dedicated hosting assets, a $0.4 million reduction in repairs and maintenance costs, a $0.2 million reduction in occupancy costs, a $0.1 million reduction in technical and professional fees. These decreases were partially offset by an increase of $0.4 million in service agreement fees and of $0.1 million in domain registration fees.
For the six months ended June 30, 2006 network operating expenses were $4.7 million, compared to $11.6 million for the six months ended May 31, 2005. This decrease of $7.0 million, or 59.8% is primarily attributable to the same cost reductions due to the sale of the Hostcentric accounts and the dedicated hosting assets noted in the quarter comparison above with reductions in labor costs of $3.4 million, a decrease of $1.8 million in bandwidth costs, a reduction of $1.4 million in software and service fees, a decrease of $0.6 million in repairs and maintenance, and a reduction of $0.5 million in rent expenses. These decreases were partially offset by an increase of $0.7 million in service agreement fees.
Sales and Marketing
Sales and marketing expenses were $3.3 million for the three months ended June 30, 2006, compared to $5.7 million for the three months ended May 31, 2005. This decrease of $2.4 million, or 41.4%, is primarily due to a decrease in labor costs of $0.7 million, a reduction of $0.1 million in service agreement fees and a reduction in advertising costs of $1.6 million related to improvements in the performance of the website, the sale of dedicated accounts in 2005, a greater use of performance-based advertising and customer initiated on-line sales. During the quarter ended June 30, 2006 the Company spent $1.4 million on media advertising.
For the six months ended June 30, 2006 sales and marketing expenses were $6.5 million compared to $10.1 million for the six months ended May 31, 2005. This decrease of $3.6 million, or 35.6%, is mainly caused by a $1.0 million reduction in labor costs and a $2.6 million decrease in advertising costs related to improvements in the performance of the website.
As a percentage of revenue, sales and marketing expenses were 27.7% and 26.7% for the three and six months ended June 30, 2006, respectively, as compared to 25.5% and 22.4% for the three and six months ended May 31, 2005.
Technical Support
Technical support expenses were $1.8 million for the three months ended June 30, 2006, compared to $3.0 million for the three months ended May 31, 2005. The overall decrease of $1.2 million, or 41.4%, is primarily related to the Company’s continued reduction in customer call volume and contacts. This reduction has occurred largely as a result of outsourcing initiatives which began in fiscal year 2005, as well as a continued focus on reducing customer contacts through increased first call resolution rates. These operational efficiencies yielded decreases of $0.2 million in facilities overhead and $1.5 million in salaries and benefits, partially offset by an increase of $0.5 million in outsourcing fees.
For the six months ended June 30, 2006 technical support expenses were $3.5 million compared to $6.7 million for the six months ended May 31, 2005. This decrease of $3.2 million, or 47.7%, was primarily attributable to a decrease $3.5 million in labor costs and a decrease of $0.7 million in occupancy costs, partially offset by an increase of $1.1 million in service agreement fees.
As a percentage of revenue, technical support expenses were 14.6% and 14.3% for the three and six months ended June 30, 2006, respectively, compared to 13.5% and 14.8% for the three and six months ending May 31, 2005.
General and Administrative
General and administrative expenses were $4.7 million for the three months ended June 30, 2006 compared to $7.7 million for the three months ended May 31, 2005. This decrease of $3.0 million, or 38.8%, is primarily attributable to a $1.1 million decrease in salaries and benefits, a decrease of $0.4 million in occupancy overhead costs, a decrease of $0.6 million in technical and professional fees, a decrease of $0.2 million in legal fees, a decrease of $0.2 million in credit card fees, a decrease of $0.4 million in other taxes, a decrease of $0.1 million in telephone expenses, a reduction of $0.1 million in insurance costs, a decrease of $0.1 million in sales and use tax and a decrease of $0.1 million in staffing expenses. These reductions, offset by an increase of $0.2 million in franchise and filing fees, were primarily related to the Company’s restructuring following the sale of its dedicated hosting assets in August 2005.

Included within general and administrative are expenses related to the Company’s executives, human resources, finance and accounting, legal, business development, research and development, information technologies, product development and quality assurance teams.
For the six months ended June 30, 2006 general and administrative expenses were $14.6 million compared to $15.4 million for the six months ended May 31, 2005. This decrease of $0.8 million, or 5.0%, is primarily attributable to decreases in salaries and benefits of $2.2 million, occupancy costs of $0.8 million, technical and professional fees of $1.1 million, legal fees of $0.7 million, staffing of $0.2 million, credit card fees of $0.4 million, other taxes of $0.6 million, and a $0.2 million decrease in insurance expenses. These reductions were partially offset by an increase in stock-based compensation of $5.4 million.
Bad Debt Expense
Bad debt expenses were $0.2 million for the three months ended June 30, 2006, compared to $0.5 million for the three months ended May 31, 2005. This decrease in bad debt expense of $0.3 million, or 54.8%, is attributable to the reduced customer base after the sale of accounts in fiscal year ended August, 31, 2005.
For the six months ended June 30, 2006, bad debt expenses were $0.5 million compared to $1.0 million for the six months ended May 31, 2005, a reduction of $0.5 million or 48.1%. This decrease is attributable to the same reasons noted in the quarter comparison above.
Depreciation and Amortization
Depreciation and amortization expenses were $2.2 million for the three months ended June 30, 2006, compared to $5.7 million for the three months ended May 31, 2005. The decrease of $3.5 million, or 60.9%, in depreciation expense is a result of the disposition of assets related to the sale of the dedicated accounts in August 2005 offset by the accelerated depreciation of assets attributable to the abandonment of assets . In April 2006, management decided to abandon its new billing platform and continue using its historic billing system where the legacy customer base resides. The total book value of the assets abandoned was Management concluded that a change in the estimated useful life of these assets is appropriate. During the second quarter, the Company completed the migration of all customers off the new system unto its legacy system and ceased to use the system. Following the guidance under FAS 144 – Accounting for the Impairment or Disposal of Long-Lived Assets, the Company accelerated the depreciation of the remaining book value during the second quarter 2006. The original cost of the assets abandoned was approximately $1.5 million and was placed in service in October, 2005. The total amount of the accelerated depreciation was approximately $1.1 million.
For the six months ended June 30, 2006, depreciation and amortization expenses were $3.4 million compared to $11.0 million for the six months ended May 31, 2005. This decrease of $7.6 million, or 69.4% is attributable to the same factors noted in the quarter comparison above.
Impairment of investment in and advances to WebSource Media
The Company recorded a charge of $3.5 million as an impairment of investment in and advances to WebSource Media for the three and six months ended June 30, 2006. For details see note 3 “Acquisition and impairment of WebSource Media, LLC”.
Gain on sale of accounts
There was no gain on sale of accounts for the three and six months ended June 30, 2006, compared to a $1.9 million gain for the three and six months ended May 31, 2005. The gain is attributable to the sale of Hostcentric shared accounts.
Interest Income (Expense), net
Interest income was $0.2 million for the three months ended June 30, 2006, compared to $0.1 million for the three months ended May 31, 2005. This increase of $0.1 million or 89.3% was primarily due to the recognition of interest income from tax refunds received during the period. (See Income Taxes). Interest income (expense), net consists of interest income earned on the Company’s combined cash and cash equivalents, short-term investments, and restricted investments less interest expense on debt, primarily capital leases.

For the six months ended June 30, 2006 interest income was $0.5 million compared to $0.2 million for the six months ended May 31, 2005. This increase of $0.3 million, or 137.9% in interest was primarily due to the recognition of interest income from tax refunds received during the first six months of 2006.
Income Taxes
During the six month period ended June 30, 2006, the Company had a final resolution of several income tax audits. This allowed the Company to record refunds of $0.4 million from the IRS and release $0.5 million of accrued reserves that were on its books. The Company recorded $0.9 million in Income taxes as a benefit.
Stock Based Compensation
Stock-based compensation represents non-cash compensation expense related to stock options and restricted stock, which were granted under the 2005 and 2006 stock incentive plans. Compensation expense attributable to stock-based compensation in the three months and six months ended June 30, 2006 was $0.2 and $5.5 million, respectively, compared to no such expense in the three months ended May 31, 2005 and $0.2 million for the six month ended May 31, 2005. Total stock-based compensation expense for the six months ended June 30, 2006 is attributable to the accelerated vesting of stock options and the expense from previously granted stock options. Compensation expense attributable to stock-based compensation in the six months ended June 30, 2006 was $5.5 million compared to no expense for the six months ended May 31, 2005. On March 31, 2006 the Compensation Committee of the Board of Directors approved the acceleration of the remaining 1.6 million unvested stock options of the 1.9 million granted in July 2005. The Company also granted an additional 677,500 stock options to its board of directors and management team that were fully vested upon their grant date. By accelerating the vesting of these options as described above, the Company will reduce its future reported compensation expense, before tax, by a significant amount over the remainder of the vesting periods. The compensation expense recognized during the six months ended June 30, 2006 related to these options was $5.5 million.
Related Party Transactions
The Company purchases online marketing services, including online advertising, from The Search Agency, Inc. (“TSA”), an entity in which the Company’s Chief Executive Officer, Jeffrey M. Stibel, has an equity interest. Mr. Stibel is also a member of the Board of Directors of TSA. The Company’s purchases of online marketing services from TSA are made pursuant to the Company’s standard form of purchase order. The purchase order imposes no minimum commitment or long-term obligation on the Company. The Company may terminate the arrangement at any time. The Company pays TSA fees equal to a specified percentage of the Company’s purchases of online advertising made through TSA. The Company believes that the services it purchases from TSA, and the prices it pays, are competitive with or superior to those available from alternative providers. The total amount of fees paid to TSA for services rendered for the three-month and six-month ended June 30, 2006 was less than $0.1 million and $0.1 million respectively.
Results of Discontinued Operations
PC Systems
In fiscal 2001 the Company discontinued the operations of its PC Systems business segment, which was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” For the six months ended June 30, 2006 a loss of $0.2 million was recognized compared to $0.1 million for the six months ended May 31, 2005. The gain is attributable to the reversal of previously accrued expenses where the statute of limitations has expired. This gain is offset by legal fees in defense and settlement of Micron PC matters. The Company has accrued liabilities of $0.5 million related to the disposal of discontinued operations that are included in the Company’s consolidated balance sheet as of June 30, 2006.

Liquidity and Capital Resources
As of June 30, 2006, the Company had $13.2 million in cash and cash equivalents. In addition, the Company had $8.6 million in short and long-term securities and restricted investments representing a total of $21.8 million of restricted and unrestricted cash and investments. This represents a decrease of $5.0 million or 18.5% compared to December 31, 2005.
On a comparative basis, cash provided by operating activities of continuing operations decreased $2.0 million, or 78.7% to $0.5 million for the six months ended June 30, 2006 from $2.5 million for the six months ended May 31, 2005. The decrease in cash provided by continuing operations is primarily due to fluctuations in working capital.
Cash used in investing activities increased to $3.7 million for the six months ended June 30, 2006 versus $9.9 million of cash provided by investing activities for the period ended May 31, 2005. The increase of $13.5 million in cash used in investing activities is primarily related to the decision to cease investing in auction rate securities and the decrease in net proceeds from sale of assets offset by a decrease in purchase of fixed assets.
Cash used in financing activities decreased $0.4 million, or 31.1%, for the six months ended June 30, 2006, to $0.8 million, compared to $1.2 million of cash used in financing activities for the period ended May 31, 2005. This decrease in cash used in financing activities is primarily due to the reduction of overall debt and capital lease obligations and the proceeds from the exercise of stock options.
Cash used by discontinued operations decreased $0.1 million, or 30.2%, to $0.3 million for the six months ended June 30, 2006 compared to $0.4 million of cash used to fund discontinued operations during the period ended May 31, 2005. The decrease in cash used was primarily due to the continued winding down of outstanding litigation.
In February 2004, the Company executed a five-year promissory note with US Bancorp Oliver-Allen Technology Leasing for $4.8 million. As of June 30, 2006, the principal balance on the promissory note was $2.7 million. The Company has pledged $5.0 million as collateral for this promissory note; this amount will gradually decrease until the agreement terminates in February 2009. As of June 30, 2006, the amount of collateral is $3.0 million. These restrictions prevent the Company from utilizing the related cash and cash equivalents until all of its obligations under the note are satisfied. The promissory note bears an interest rate of 6.75% and requires monthly payments of $94,000 over five years beginning in February 2004.
At the closing of the WILLC acquisition in December 2005, Web.com assumed approximately $2.3 million in outstanding indebtedness of WILLC to Web Service Company, Inc. (“Web Service”) and that indebtedness was amended and restated in that certain Amended and Restated Line of Credit Note and Loan Agreement (the “Web Service Note”) issued by Web.com and its wholly-owned subsidiary WDC Holdco, Inc. in favor of Web Service. The Web Service Note bears interest at the rate of 3% per year and is to be repaid in approximately equal monthly installments of $67,886 beginning on January 1, 2006 with a final payment of any remaining principal and interest due on December 1, 2008. As of June 30, 2006, the principal balance on the indebtedness was $2.0 million.
During the six months ended June 30, 2006, the Company made capital expenditures of $1.2 million primarily related to network storage equipment, servers and personal computers.
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
Item 3. Quantitative And Qualitative Disclosures About Market Risk
Substantially all of the Company’s liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of June 30, 2006, 100% of the Company’s liquid investments mature within three months. As of June 30, 2006, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values. Generally, the fair market value of fixed interest rate investment securities will increase as interest rates fall and decrease as interest rates rise. The Company does not use derivative financial instruments in its investment portfolio. The portfolio has been primarily comprised of commercial paper rated A1/P1, bank certificates rated AA or better and corporate medium-term notes rated AA or better. At June 30, 2006, the Company’s investment portfolio included fixed rate securities with an estimated fair value of $19.6 million. The interest rate changes affect the fair market values but do not impact earnings or cash flows. The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt at June 30, 2006 was $4.7 million.
Item 4. Controls and Procedures
The Company’s management, including its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e) as of June 30, 2006. Based on this review, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including its chief executive officer and chief financial officer as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
While we continued to make incremental improvements to our internal controls over financial reporting during the three months ended June 30, 2006, there were no changes in the Company’s internal control over financial reporting in the three months ended June 30, 2006 which have materially affected its internal controls.

Web.com, Inc.
PART II. – OTHER INFORMATION
Item 1. Legal Proceedings
For a description of material developments relating to certain pending legal proceedings, See Note 9 to the Consolidated Financial Statements.
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
Web.com has incurred net losses and losses from operations for all but one of each quarterly period from its inception through the quarterly period ended June 30, 2006. A number of factors could increase its operating expenses, such as:
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
The Company is defending a number of matters in active litigation (See Note 9 to the Consolidated Financial Statements). The cost of defending lawsuits, regardless of their merit, can be substantial. Although the Company has favorably resolved a number of lawsuits through rulings, verdicts, and settlements, and although the Company may be successful in defending ongoing litigation, the costs of defense cannot be expected to be avoided. The Company believes it has appropriately established reserves for the contingency of adverse verdicts in accordance with GAAP. In order for a loss contingency to be reserved for in the financial statements, GAAP requires that the information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements. It is implicit in this condition that it must be probable that one or more future events will occur confirming the fact of the loss and the amount of loss can be reasonably estimated. Therefore, the Company has not reserved for all of its pending lawsuits. Consequently, lawsuits for which there is no reserve pose a risk of substantial loss which could have a material effect on the Company’s results and financial position. Additionally, even in those cases where a reserve has been established, the amount of the reserve is necessarily an estimate and the actual result may differ materially. Reserves are established only for the damages that may be assessed, and do not take into account the costs of litigation. Even in those instances where Web.com may ultimately prevail on appeal, an adverse verdict in a substantial amount may damage the reputation of the Company, may require the Company to post an appeal bond in an amount which deprives the Company of cash, and require additional expenditures for the cost of appeal. The outcome of litigation is unpredictable, and an adverse final verdict could exceed the Company’s ability to pay.
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
The Company intends to continue to concentrate on serving the small and medium-sized business market. This market contains many businesses that may not be successful, and consequently present a substantially greater risk for non-collectible accounts receivable and for non-renewal. Moreover, a significant portion of this target market is highly sensitive to price, and may be lost to a competitor with a lower pricing structure. Because few businesses in this target market employ trained technologists, they tend to generate a high number of customer service and technical support calls. The expense of responding to these calls is considerable, and the call volume is likely to increase in direct proportion to revenue, potentially limiting the scalability of the business. Additionally, if the customer becomes dissatisfied with the Company’s response to such calls, cancellation, non-payment, or non-renewal becomes more likely. Web.com’s strategy for minimizing the negative aspects of its target market includes:
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
Web.com could incur liabilities from the sale of the PC Systems business to GTG PC. According to the terms of the agreement with GTG PC, Web.com retained liabilities relating to the operation of the PC systems business prior to the closing of the transaction . Web.com also agreed to indemnify GTG PC and its affiliates for any breach of its representations and warranties contained in the agreement for a period of two years, or for the applicable statute of limitations for matters related to taxes. Its indemnification obligation is capped at $10.0 million. Except for claims for fraud or injunctive relief, this indemnity is the exclusive remedy for any breach of Web.com’s representations, warranties and covenants contained in the agreement with GTG PC. Accordingly, Web.com could be required in the future to make payments to GTG PC and its affiliates in accordance with the agreement, which could adversely affect its future results of operations and cash flows.
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
During the 52 weeks ended June 30, 2006 the high and low closing price for Web.com common stock on NASDAQ was $6.45 and $1.86, respectively.
Web.com could face liability and expense in connection with its acquisition of WebSource Media and related litigation.
On May 19, 2006 Web.com acquired WebSource Media which was merged into a wholly-owned subsidiary of Web.com. On June 12, 2006 the Federal Trade Commission filed a complaint under seal in federal court in Texas alleging that WebSource Media, together with its former owners and other defendants, engaged in unfair and deceptive trade practices in connection with the marketing and sale of WebSource Media’s products. All WebSource Media telemarketing activities and sales to new customers were halted on or about June 13, 2006. On June 21, 2006 the federal court entered an order that froze the assets of WebSource Media and appointed a receiver over WebSource Media. Pursuant to that order, Web.com was appointed as an agent of the receiver to perform certain services with respect to WebSource Media.
Web.com is not a party to the FTC litigation.
On June 21, 2006, Web.com sued the former owners of WebSource Media in federal court in Georgia, claiming fraud and breach of contract in connection with the WebSource Media acquisition and seeking to rescind the acquisition and recover damages from the defendants.
Web.com could face liability and expense in connection with these matters. Web.com cannot determine at this time what liability, if any, WebSource Media may have as a result of the FTC litigation. WebSource Media may also face liability to third parties in connection with the acts and practices alleged by the FTC in that litigation. Even if WebSource Media is ultimately determined to have no liability for the acts and practices alleged by the FTC, the asset freeze, the imposition of the receivership and the interruption of business attendant to the litigation may degrade the business of WebSource Media to a point where it is no longer a going concern.

Web.com should have no liability for any of the acts and practices alleged by the FTC against WebSource Media in the FTC litigation. Nevertheless, Web.com may incur expense and experience inconvenience and distraction in connection with its involvement in the matter through its role as the agent of the receiver and as the owner of WebSource Media. In addition, although Web.com has sued the former owners of WebSource Media and is seeking to rescind the acquisition and recover damages from those defendants, there can be no guarantee that Web.com will prevail in that litigation or, if it prevails, that the defendants will have sufficient resources to pay Web.com’s damages.
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
Item 6. Exhibits
Exhibits:

Exhibit	Description

2.13(1)(2)	Agreement and Plan of Merger dated as of May 19, 2006, by and among WebSource Media, LLC, Marc Smith, Web Astro Acquisition, L.P., and Web.com, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2006).

3.01	Unofficial Restated Articles of Incorporation of Registrant (as amended through April 24, 2002) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 5/31/02).

3.01(b)	Articles of Amendment to Articles of Incorporation of Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended 8/31/03).

3.01(c)	Articles of Merger effective as of March 20, 2006 (incorporated by reference to Exhibit 3.01(c) to the Registrant’s Current Report on Form 8-K filed on March 21, 2006).

3.01(d)	Articles of Amendment to Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.01(d) to Registrant’s Form 8-K filed April 3, 2006).

10.151	Employment Agreement of Joseph A. Newcomb dated March 31, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2006).

10.152	Restricted Stock Agreement of Joseph A. Newcomb dated March 31, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 3, 2006).

10.153	Stock Option Agreement of Joseph A. Newcomb dated March 31, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 3, 2006).

10.154	Form of Notice of Grant (Restricted Stock) under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K
filed on April 3, 2006).

10.155	Form of Notice of Grant (Fully-Vested Option) under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K
filed on April 3, 2006).

10.156	2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.136 to the Registrant’s Current Report on Form 8-K filed on April 3, 2006).

10.157	Registration Rights Agreement dated as of May 19, 2006, by and among Web.com, Inc., Marc Smith and Keith Hendrick as Stockholders Representatives, and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K
filed on May 23, 2006).

10.158	Consideration Agreement dated as of May 19, 2006, by and among WebSource Media, LLC, Marc Smith, Web Astro Acquisition, L.P., and Web.com, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2006).

10.159	Form of Warrant Agreement dated as of May 19, 2006, by and among Web.com, Inc. and each of the Investors (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 23, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	In accordance with Item 601(b)(2) of Regulation S-K, certain of the schedules have been omitted and a list briefly describing the schedules is at the end of the Exhibit. The Registrant will furnish supplementally a copy of any omitted schedule to the commission upon request.

(2)	The Registrant has requested confidential treatment for portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Web.com, Inc.

(Registrant)

Dated: August 9, 2006	/s/ Gonzalo Troncoso

Gonzalo Troncoso
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)