Form 10-Q
period 2006-09-30
WEB.COM, INC.
filed 2006-11-09
CIK 854460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Securities registered pursuant to Section 12(b) of the Act:
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s Common Stock on October 31, 2006 was 16,733,750.

PART I.- FINANCIAL INFORMATION
Item 1. Financial Statements
WEB.COM, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	August 31,	September 30,	August 31,
	2006	2005	2006	2005
Revenues	$12,348	$20,618	$36,663	$65,547

Operating costs and expenses:
Network operating costs, exclusive of depreciation shown below*(1)	2,174	5,642	6,827	17,218
Sales and marketing, exclusive of depreciation shown below*	3,600	4,469	10,085	14,537
Technical support, exclusive of depreciation shown below*	1,701	2,612	5,184	9,271
General and administrative, exclusive of depreciation shown below*	4,457	7,980	19,064	23,358
Bad debt expense	314	321	833	1,321
Depreciation and amortization(1)	1,014	4,370	4,373	15,362
Restructuring costs	—	950	66	2,616
Impairment of investment in and advances to WebSource Media	—	—	3,488	—
Loss (Gain) on sale of accounts	205	705	205	(1,210)
Other expense (income), net	(2)	(4)	(5)	(28)

Total operating costs and expenses	13,463	27,045	50,120	82,445
Operating loss	(1,115)	(6,427)	(13,457)	(16,898)
Interest income (expense), net	227	181	736	395

Loss from continuing operations before income taxes	(888)	(6,246)	(12,721)	(16,503)
Income tax benefit	411	850	1,274	850

Loss from continuing operations	(477)	(5,396)	(11,447)	(15,653)
Loss from discontinued operations, net of tax	(117)	(778)	(362)	(1,040)

Net loss	$(594)	$(6,174)	$(11,809)	$(16,693)

Net loss per share, basic and diluted:
Continuing operations	$(0.03)	$(0.34)	$(0.69)	$(0.98)
Discontinued operations	(0.01)	(0.05)	(0.02)	(0.06)

	$(0.04)	$(0.39)	$(0.71)	$(1.04)

Number of shares used in per share calculation:
Basic and diluted	16,570	16,103	16,493	16,024

(*) Includes stock-based compensation as follows:
Network operating costs	$7	$—	$19	$—
Sales and marketing	64	—	118	—
Technical support	9	—	26	—
General and administrative	113	—	5,526	162

Total stock-based compensation	$193	$—	$5,689	$162

(1) Depreciation and Amortization of intangible assets

Network operating costs	$693	$2,243	$3,413	$8,483

The accompanying notes are an integral part of these consolidated financial statements

WEB.COM, INC.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	September 30,	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$16,294	$17,370
Trade receivables, net of allowance for doubtful accounts	1,526	1,812
Other receivables	615	1,180
Other current assets	1,473	2,026
Restricted investments	164	276

Total current assets	20,072	22,664

Restricted investments	7,914	9,015
Securities, held-to-maturity	—	53
Property, plant and equipment, net	4,301	6,303
Goodwill	986	921
Intangibles, net	5,566	6,568
Other assets	3,149	5,600

Total assets	$41,988	$51,124

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,847	$934
Accrued expenses	5,836	6,232
Accrued restructuring charges	2,584	4,416
Current portion of long-term debt and capital lease obligations	1,737	1,693
Deferred revenue	4,665	4,637

Total current liabilities	16,669	17,912

Long-term debt and capital lease obligations	2,443	3,850
Deferred revenue, long-term	226	206
Other liabilities	149	934

Total liabilities	19,487	22,902

Commitments and contingencies (note 10)	—	—

Shareholders’ equity
Common stock, $.01 par value, authorized 26 and 21 million shares, issued and outstanding 16.7 and 16.6 million shares, respectively	167	166
Additional capital	331,580	325,493
Warrants	2,128	2,128
Note receivable from shareholder	(735)	(735)
Accumulated deficit	(310,639)	(298,830)

Total shareholders’ equity	22,501	28,222

Total liabilities and shareholders’ equity	$41,988	$51,124

The accompanying notes are an integral part of these consolidated financial statements

WEB.COM, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the nine months ended
	September 30, 2006	August 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,809)	$(16,693)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Loss from discontinued operations	362	1,039
Depreciation and amortization	4,373	15,363
Bad debt expense	833	1,321
Gain on sale of assets	(5)	(28)
Loss (Gain) on sale of accounts	205	(1,210)
Impairment of investment in and advances to WebSource Media	3,488	—
Stock-based compensation	5,689	162
Changes in operating assets and liabilities net of effect of acquisition:
Receivables	18	(347)
Other current assets	553	(30)
Accounts payable, accrued expenses and deferred revenue	1,877	(1,414)

Cash provided by (used in) operating activities of continuing operations	1,830	(1,837)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant, and equipment	(1,364)	(8,565)
Payment for purchase of WebSource Media	(3,261)	—
Release of funds from escrow account from sale of accounts	2,247	—
Net proceeds from sale of accounts	—	2,517
Payment of fees on sale of dedicated accounts	—	(338)
Purchase of held-to-maturity investment securities	—	(50)
Proceeds from sale of held-to-maturity investment securities	53	—
Purchases of auction rate securities	—	(6,000)
Proceeds from auction rate securities	—	19,025
Net change in restricted investments	1,213	819
Other	(65)	—

Cash (used in) provided by investing activities of continuing operations	(1,177)	7,408

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt and capital lease obligations	(1,363)	(1,435)
Proceeds from exercises of stock options	400	609

Cash used in financing activities of continuing operations	(963)	(826)

Net cash (used in) provided by continuing operations	(310)	4,745

Net cash used in discontinued operations (Revised — See note 2)
Operating cash flows	(766)	(986)
Investing cash flows	—	—
Financing cash flows	—	—

Total cash flows used in discontinued operations	(766)	(986)

Net increase (decrease) in cash and cash equivalents	(1,076)	3,759

Cash and cash equivalents at beginning of period	17,370	13,132

Cash and cash equivalents at end of period	$16,294	$16,891

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
2. Significant Accounting Policies
Interim Unaudited Financial Information — The accompanying consolidated financial statements include our results of operations for the three and nine-month periods ended September 30, 2006, our third quarter of fiscal 2006, and the most comparable reported quarter of the prior year, the three and nine-month periods ended August 31, 2005. In October 2005, the Board of Directors decided to change the Company’s fiscal year end from August 31 to December 31. We have presented the period ended August 31, 2005 as a prior year comparative to the current year period because our business is non-seasonal and, therefore, the data are comparable and recasting our prior year results of operations and related supporting schedules would not have been practicable nor cost justified. The accompanying unaudited consolidated financial statements for the three and nine-month periods ended September 30, 2006 and August 31, 2005, have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In management’s opinion, these statements include all adjustments necessary for a fair statement of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.
Basis of Presentation — This report on Form 10-Q (“10-Q”) for the nine-months ended September 30, 2006 should be read in conjunction with the Company’s Annual Report on Form 10-K (“10-K”) for the fiscal year ended August 31, 2005 and the Transition Period Report on Form 10-Q (“10-QT”) for the four months ended December 31, 2005. In October 2005 the Board of Directors decided to change the Company’s fiscal year end from August 31 to December 31. As a requirement of this year-end change, the Company reported results for the period September 1, 2005 through December 31, 2005 as a separate transition period. Audited financial statements for the transition period September 1, 2005 through December 31, 2005 will be included in the Company’s Annual Report on Form 10-K to be filed for the Company’s new fiscal year ending December 31, 2006, pursuant to the transition rules. The financial statements include the accounts of Web.com, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated. The Company operates as one reportable segment.
Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.
Basic and diluted income (loss) per share — Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding when their effect is dilutive. Potential common shares result from the assumed exercise of outstanding stock options and warrants. Because the Company has reported a loss from continuing operations during fiscal years 2005, 2004 and 2003, the effect of these securities are excluded from the calculation of per share amounts for these years as their effect would be anti-dilutive. Employee stock options and warrants

Web.com, Inc.
Notes to Consolidated Financial Statements (continued)
of approximately 4.2 million and 3.5 million outstanding as of September 30, 2006 and August 31, 2005, respectively, have been excluded.
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
New Accounting Standards — In June 2006, the Financial Accounting Standards Board (“FASB”) issued its interpretation. FASB Interpretation No. 48 — Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 — Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The provisions of this Interpretation shall be applied to all tax positions upon initial adoption of the Interpretation and shall be effective for fiscal years beginning after December 15, 2006.
The Company has not yet adopted nor does it expect to early adopt the new interpretation. The impact that may result from the adoption of FIN 48 on the Company’s results of operations, financial position or its cash flows is not yet known.
3. other assets
On August 31, 2005 the company sold substantially all of its dedicated server assets and the customer accounts associated with those assets to Peer 1 Acquisition Corp. for a selling price of $14 million in cash. $11.4 million of the proceeds was received by the Company in September 2005 and $2.8 million was held in escrow pursuant to an Escrow Agreement signed at closing to secure the Company's indemnification obligations under the Asset Purchase Agreement. The Escrow Agreement was for a period of one year after closing. The amount of $2.4 million was released from the escrow amount in September 2006, $2.2 million to Web.com and $0.2 million to Peer 1. The remaining balance of $0.4 million will be released when all pending claims have been settled.
4. acquisition and impairment of WebSource Media, llc
On May 19, 2006 the Company acquired WebSource Media, LLC (“WebSource Media”) a privately held web services provider for small and medium-sized businesses. Except for assumed liabilities and debt payments, the acquisition was structured as an earn-out in which the owners of WebSource Media would earn payments based on reaching revenue and profitability goals. The majority of these payments were scheduled to occur only if the aforementioned goals were achieved over a three-year period. At closing the Company paid approximately $3.1 million for the acquisition and incurred closing costs of $0.1 million.
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

Web.com, Inc.
Notes to Consolidated Financial Statements (continued)
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
Because the WebSource Media business was placed under the general control and supervision of a Court-appointed Receiver and its business and operations have been substantially restricted, the Company had to revise the accounting treatment and recorded the investment under the cost method deconsolidated by Accounting Research Bulletin No. 51. Since the Receiver took over control of the business, the account base has deteriorated significantly due to a combination of events such as the cancellation of billing services by some local exchange carriers (“LEC”), normal cancellation rates without corresponding sales and the possible invalidation of a number of accounts.
Our analysis of WebSource Media’s current customer base, the rate of deterioration of the business, along with the Receiver’s preliminary analysis have led us to conclude that there will be little or no value after the Receiver returns control of the business to the Company. The Company’s analysis estimated the discounted cash flows of the business based on the estimated number of accounts remaining at the time the Company would regain control of the business. Accordingly, the Company has determined that an impairment of the entire value of the investment is required. This impairment in the amount of $3.2 million was recorded to the income statement in the second quarter of fiscal 2006. Additionally and also under the same assessment, the Company impaired advances to WebSource Media of $0.3 and recorded them to the income statement in the second quarter of 2006. Those advances were made subsequent to Web.com’s acquisition of WebSource Media but before the Company’s awareness of the appointment of the Receiver pursuant to the arrangement contemplated in the May 19, 2006 merger agreement, and at this time we consider those advances uncollectible.
5. stock-based compensation
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
The Company uses an expected stock-price volatility assumption that is based on historical volatilities of the underlying stock which is obtained from public data sources. With regard to the weighted-average option life and forfeiture rate assumptions, the Company considers the behavior of past grants and in accordance with Staff Accounting Bulletin No. 107 (“SAB 107”), uses the safe-harbor calculations recommended when the Company’s historic trends of exercises are limited. During the three and nine months ended September 30, 2006, the Company granted 103,500 and 1,089,250 options respectively with a weighted average exercise price per share of $4.50 and $5.52 respectively, compared to 2,000,000 and 2,128,500 options for the three and nine months ended August 31, 2005 with a weighted average exercise price per share of $2.27 and $2.30 respectively.
The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions:

Web.com, Inc.
Notes to Consolidated Financial Statements (continued)

	For the nine months ended
	September 30,	August 31,
	2006	2005
Dividend yield	0.00%	0.00%
Expected volatility	67.52% - 75.16%	74.08%
Risk-free interest rate	4.33% - 5.24%	4.14%
Expected term (in years)	5.8 years	5.8 years
As of September 30, 2006, the Company had approximately 1.0 million shares of common stock reserved for future issuance under our stock option plans and warrants.
In August 2005, Mr. Jeff Stibel, the Company’s President and Chief Executive Officer, and Mr. Peter Delgrosso, Senior Vice President of Corporate Communications, were granted options to purchase 1,700,000 and 200,000 shares, respectively of the Company’s common stock. On March 31, 2006, the Compensation Committee of the Board of Directors approved the acceleration of the remaining 1.6 million unvested stock options of the 1.9 million granted in July 2005. This was done primarily to eliminate any future compensation expense the Company would otherwise recognize in its financial statements with respect to these options due to the Company’s implementation of the SFAS No. 123(R). The Company also granted an additional 677,500 stock options to its board of directors and management team that were fully vested upon their grant date. During the nine months ended September 30, 2006, 175,000 of these options were forfeited due to employee resignations. By accelerating the vesting of these options as described above, the Company effectively reduced its future reported compensation expense, before tax, by a significant amount over the remainder of the vesting periods. The compensation expense recognized during the nine months ended September 30, 2006 related to these options was $5.2 million.
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
Prior to the Company’s adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, “requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions.
The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the three and nine months ended August 31, 2005 (in thousands):

Web.com, Inc.
Notes to Consolidated Financial Statements (continued)

	Three months ended	Nine months ended
	August 31, 2005	August 31, 2005
Net loss, as reported	$(6,174)	$(16,693)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	162
Deduct:
Total stock-based compensation expense determined under fair value method for all awards	(616)	(1,945)

Pro forma net loss	$(6,790)	$(18,476)

Loss per common share:
Net loss per common share — Basic and diluted, as reported	$(0.38)	$(1.04)

Net loss per common share — Basic and diluted, pro forma	$0.42	$(1.15)

Number of shares used in per share calculation:
Basic and diluted	16,103	16,024
A summary of the transactions during the nine months ended September 30, 2006 with respect to the Company’s Stock Option Plans follows:

		Weighted-	Aggregate	Weighted-Average
	Shares	Average	Intrinsic Value (1)	Contractual Life
	(000s)	Exercise Price	(000s)	Remaining in Years

Outstanding at December 31, 2005	3,510	$4.19
Granted at fair value	1,089	$5.52
Exercised	(137)	$3.41
Forfeited	(254)	$3.43
Expired	(362)	$11.23
Outstanding at September 30, 2006	3,846	$3.96	$716	7.65
Exercisable at September 30, 2006	2,878	$4.08	$3,085	7.35

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
During the three and nine months ended September 30, 2006, a total of 101,998 and 137,298 options, with an intrinsic value of $138,700 and $171,680 respectively, were exercised, compared to an intrinsic value of $0.0 and $2,600 for the zero and 1,000 options exercised during the three and nine months ended August 31, 2005.
A summary of the status of the Company’s non-vested options as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(000s)	Fair Value

Nonvested at January 1, 2006	2,498	$1.73
Granted	1,089	$3.25
Vested	(2,550)	$2.24

Nonvested at September 30, 2006	1,037	$2.08

Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation in the three and nine months ended September 30, 2006 was $0.2 million and $5.7 million respectively, increasing both basic and diluted loss per share by $0.02 and $0.34 respectively. As of September 30, 2006, the total unrecognized compensation cost related to non-

Web.com, Inc.
Notes to Consolidated Financial Statements (continued)
vested stock awards was $2.3 million net of forfeitures and the related weighted-average period over which it is expected to be recognized is approximately 5 years.
6. Restructuring And Facility Exit Costs
2005 Plan
In 2005, in conjunction with the sale of its dedicated accounts and related assets and the assignment of all its data centers and in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company initiated a restructuring plan requiring a reduction of force, exiting a portion of the remaining office space and the termination of a contract. As of December 31, 2005, the company had a liability of $1.2 million on its books related to the 2005 restructuring plan. During the nine months ending September 30, 2006, the Company paid the final $0.1 million of severance, and $0.4 million related to lease expense. The remaining outstanding liability as of September 30, 2006 is $0.7 million related to the remaining lease obligation of its exited office space.
2001 Plan
During the fourth quarter of 2001, the Company approved and implemented a restructuring program in connection with its acquisition of Interland-Georgia. During the nine months ended September 30, 2006, the Company negotiated and paid a settlement of $0.7 million on the exited office space and paid $0.5 million in expenses on the subleased space. With this settlement completed an outstanding liability of $1.9 million is recorded for the remaining lease obligation, less sublease income, for the exited data center facility. The annual activity from inception was disclosed in the last Annual Report on Form 10-K and the most current Quarterly Report on Form 10-QT.
7. Purchase Business Combination Liabilities
In December 2005, the Company acquired the assets and accounts of Web Internet, LLC. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, the Company recorded liabilities totaling $0.2 million related to this transaction. There is a balance of $0.1 million remaining at September 30, 2006.
In connection with the acquisition of Interland-Georgia in 2001, the Company accrued certain liabilities representing estimated costs of exiting certain facilities, termination of bandwidth contracts and involuntary termination of employees in accordance with EITF 95-3. During the nine months ended September 30, 2006 the Company continued to make its monthly lease payment and to collect offsetting rent from its subtenants equaling $0.4 million leaving an accrual balance of $0.4 million. These lease abandonment obligations are contractually scheduled to end in 2009.
8. Accrued Income Taxes
During the three-month period ended September 30, 2006, the Company released a $0.5 million income tax payable after reaching a resolution with the Internal Revenue Service (“IRS”). The Company recorded a $0.4 million income tax benefit and $0.1 million in other income for previously accrued interest and penalties. As of September 30, 2006 there were no remaining reserves for income taxes.
During the nine-month period ended September 30, 2006, the Company reached final resolutions with several federal and state taxing authorities regarding income taxes. The Company received refunds of $0.4 million from the IRS and released approximately $1.1 million of payables and reserves that were on its books. As a result, the Company recorded a $1.3 million income tax benefit and $0.1 million in other income for previously accrued interest and penalties.
9. Discontinued Operations
In 2001, the Company sold its Micron PC Systems business to GTG PC Holdings, LLC (“GTG PC”), an affiliate of the Gores Technology Group. The Company retained all liabilities of the PC Systems business not assumed by GTG PC and any contingent liabilities arising prior to the closing date. During the nine months ended September 30, 2006, the Company recognized a loss of $0.4 million. This loss consisted primarily of required legal fees in defense of Micron PC legal matters including a legal settlement paid to Integraph, offset by the reversal of previously accrued expenses where the statute of limitations has expired hence the Company has no further obligation to pay. The Company’s litigation pertaining to our discontinued Micron operations is ongoing and management expects that there will be additional defense costs throughout 2006 and thereafter.

Web.com, Inc.
Notes to Consolidated Financial Statements (continued)
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
On August 2, 2006 the company filed suit in the United States District Court for the Western District of Pennsylvania against Federal Insurance Company and Chubb Insurance Company of New Jersey. The suit seeks, among other things, a declaratory judgment that the two insurance companies owe the Company a defense and indemnification for costs associated with the PairNetworks litigation (see above). The suit also seeks recovery against the insurance companies for breach of contract, insurance company bad faith and breach of fiduciary duty.
The Company is defending a case tried in the United States District Court for the Southern District of Florida. This dispute arose out of the management of a co-located server by the Company’s predecessor, Worldwide Internet Publishing Corporation. The Company suffered a judgment of nominal damages of $1 in response to the Company’s pre-trial and post-trial motions. The case is on appeal.
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

Web.com, Inc.
Notes to Consolidated Financial Statements (continued)
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
On March 9, 2006, the Company received notice of the appeal of Vincent Salazar, an individual, of the December 13, 2005 dismissal of his lawsuit against the Company and its predecessor HostPro. Mr. Salazar had brought suit in state court in Los Angeles claiming that he was entitled to money as a result of his alleged involvement in brokering the Company’s acquisition of accounts from AT&T in January 2002. The Plaintiff claimed that he is due 20% of the revenue that the Company has received from the acquired accounts. The Company believes that the claims are without merit, plans to continue to contest the appeal vigorously and believes that no material adverse effect on the Company will occur as a result of this litigation.
On or about March 27, 2006, the Company received notice of a lawsuit filed against it and its predecessor, HostPro, by a former sales employee, Randy Nein, in state court in Los Angeles. Mr. Nein’s claims are related to those of Mr. Salazar, above. Mr. Nein claims that he is due a commission for his alleged involvement in brokering the Company’s acquisition of accounts from AT&T in January 2002. The Company believes that it has meritorious defenses, plans to contest the matter vigorously and believes that no material adverse effect on the Company will occur as a result of this litigation.
On June 12, 2006, the FTC filed a sealed action in the United States District Court for the Southern District of Texas against WebSource Media, LLC, nka WebSource Media, L.P., certain of its former members, Telsource International (a telemarketing firm that provided telemarketing services to WebSource Media) and certain of the principals of Telsource International. In addition, the FTC obtained a Temporary Restraining Order and Order Appointing a Temporary Receiver which, among other things, froze the assets of all of the defendants and appointed a receiver for WebSource Media and the other corporate defendants. In its complaint, the FTC alleged that WebSource Media and the other defendants were operated as a “common enterprise” for the purpose of inducing consumers to purchase websites from WebSource Media using “unfair and deceptive” trade practices sometimes known as “cramming.” On June 21, the Court issued an Agreed Preliminary Injunction Order appointing the Company as an agent for the Receiver. Pursuant to this Order, the Company has acted on behalf of the Receiver in certain respects with respect to the WebSource Media business. Discovery and other proceedings in this litigation have been stayed temporarily during the receivership period.
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
On June 21, 2006 the Company filed a Complaint in the U.S. District Court for the Northern District of Georgia against the former members of WebSource Media, LLC, seeking damages for fraud, fraudulent inducement and breach of contract, as well as rescission of the merger agreement entered into on May 19, 2006. In the Complaint the Company has alleged that the members of WebSource Media misrepresented material information and failed to disclose material information to it during the due diligence process. The Company is seeking damages, including expenses related to the acquisition, attorney fees and rescission of the merger agreement. The outcome of litigation cannot be assured and it is uncertain whether the Company will be able to recover the amounts claimed in this case.
The Smith Defendants (defined above) have also filed suit against Web.com in state court in Harris County, Texas, claiming to be owed earn-out compensation under the May 19, 2006 Merger Agreement. The Company has filed a motion to remove the matter to the U.S. District Court for the Southern District of Texas. The Company believes that it has meritorious defenses, plans to contest the matter vigorously and believes that no material adverse effect on the Company will occur as a result of this litigation.

Web.com, Inc.
Notes to Consolidated Financial Statements (continued)
On June 19, 2006, the Company filed suit in the United States District Court for the Northern District of Georgia against The Go Daddy Group, Inc. The Company is seeking damages, a permanent injunction and attorney fees related to infringement of four of the Company’s patents. There can be no assurance that the Company will be able to recover the amounts claimed in this case.
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
The Company is also a defendant in a number of other lawsuits seeking lesser amounts, and which the Company regards as unlikely to result in any material payment. The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of its estimates and reserves, the Company’s cash balances could nonetheless be materially affected by an adverse judgment. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company believes it has adequately reserved for the contingencies arising from the above legal matters where an unfavorable outcome is deemed to be probable and the loss amount can be reasonably estimated. As such, the Company does not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on its results of operations, its financial condition or its cash flows.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “could,” ‘would,” “potential,” ‘continue,” and similar expressions, including variations or negatives of these words, identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding Web.com’s expectations of its future liquidity needs, its expectations regarding its future operating results including stabilization of revenues and costs, its expectations regarding increasing its revenue levels and branding its product and service offerings, and the actions the Company expects to take in order to maintain its existing customers and expand its operations, distribution reach, and customer base. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements are made as of the date hereof and are based on current management expectations, estimates, projections, beliefs and assumptions, and information available to it as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially and adversely from historical results or those contemplated in the forward-looking statements. Forward-looking statements are not guarantees of future results and involve a number of risks and uncertainties, and include risks associated with the Company’s target markets and risks pertaining to our ability to successfully integrate the operations and personnel of the recent acquisitions. Factors that could cause actual results to differ materially from expected results are identified in “Risk Factors” below, and in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005 and in the Company’s other filings with the Securities and Exchange Commission. All quarterly references are to the Company’s fiscal periods ended September 30, 2006, or August 31, 2005, unless otherwise indicated. All annual references are on a fiscal August 31st year-end basis, unless otherwise indicated. All tabular dollar amounts are stated in thousands.
Overview
Web.com, Inc. (NASDAQ: WWWW) is a leading destination for simple yet powerful solutions for websites and web services. Web.com offers do-it-yourself and professional website design, website hosting, ecommerce, web marketing and email. Since 1995, Web.com has been helping individuals and small businesses leverage the power of the Internet to build a web presence. In fact, more than four million websites have been built or hosted using Web.com proprietary tools, services and patented technology.
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
By shifting to a business that requires no incremental capital expenditures for the addition of new customers (shared hosting), from a business that requires minimal incremental expense for each new customer (dedicated hosting), the Company should be able to recognize significant cost savings over time and rationalize the existing infrastructure in a cost-efficient way. A major goal of the Company is to create a scalable web services business model that is customer-focused and drives revenue growth.

Critical Accounting Policies and Estimates
The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustments. We are required to make estimates and judgments in many areas, the useful lives of long-lived assets such as property and equipment and potential losses from contingencies and litigation. We believe the policies disclosed are the most critical to our financial statements because their application places the most significant demands on management’s judgments. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors.
We believe there have been no significant changes during the three months ended September 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2005 Form 10-K, except as noted below.
Stock-Based Compensation Expense
We account for stock-based compensation in accordance with the provisions of SFAS 123R. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at grant date based on the value of the award and is recognized as expense on a straight line basis over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and the expected awards to be forfeited.
Recent development
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
The Company is in discussions with other companies with regard to the licensing of its patents. However, there can be no guarantee that any of these discussions will result in future revenues.
Shareholder Rights Plan
On August 7, 2006 the Board of Directors adopted a shareholder rights plan, which was entered into with the Rights Agent on August 4, 2006. The primary purpose of the shareholder rights plan is to preserve the Company’s net operating loss carryforwards, or “NOLs,” for federal income tax purposes. NOLs are past losses that a corporation can use to reduce future taxable income. As of the beginning of 2006, the Company had NOLs of approximately $300 million.
Until the Company’s market capitalization increases, Web.com’s future use of these NOLs could be substantially limited or eliminated in the event of an “ownership change,” as defined under Section 382 of the Internal Revenue Code. In general, a company would experience an ownership change for this purpose if holders of at least 5% of the outstanding shares of common stock increase their aggregate ownership interest in the company over a three-year testing period by more than 50%.
As part of the adoption of the rights plan, the Company’s Board of Directors declared a dividend of one right for each share of Common Stock held of record as of the close of business on August 15, 2006. The rights may cause substantial dilution to a person or group that attempts to acquire 4.99% or greater of Web.com’s Common Stock on terms not approved by the Board of Directors. Acquisitions of the Company’s Common Stock that would otherwise trigger the rights under the terms of the plan are permitted where the Board of Directors has determined, prior to consummation, that the transaction is fair to and in the best interests of the Company’s shareholders.

The plan will automatically expire on July 23, 2007, unless earlier terminated, redeemed, exchanged or amended by the Board of Directors.
Key Metrics
As of September 30, 2006 the Company had approximately 152,000 paid hosting subscribers compared to approximately 148,000 subscribers as of June 30, 2006. This increase is entirely due to net organic growth of approximately four thousand accounts.
Average Monthly Customer Churn (“Churn”) was 2.6% and 2.3% for the quarters ended September 30, 2006 and June 30, 2006, respectively. Churn is calculated as the number of subscribers cancelled during the period divided by the sum of the number of subscribers at the beginning of the period plus the gross number of subscribers added during the period, divided by the number of months in the period.
Subscriber Acquisition Cost (“SAC”) was $89 and $108 for the quarters ended September 30, 2006 and June 30, 2006, respectively. Subscriber Acquisition Cost is calculated as the cost of advertising and marketing expenditures, calculated in accordance with GAAP, divided by gross subscriber additions other than through acquisitions during the period.
The Company’s Average Revenue Per User (“ARPU”) was $24.78 and $24.94 for the quarters ended September 30, 2006 and June 30, 2006, respectively. ARPU is calculated using the GAAP Hosting revenue for the quarter reported divided by the average number of subscribers for the period.
The Company’s consolidated financial information presents the net effect of discontinued operations separate from the results of the Company’s continuing operations.
Results Of Continuing Operations
Comparison of the Three Months and Nine Months Ended September 30, 2006 and August 31, 2005
The loss from continuing operations decreased $4.9 million, or 91.2%, from $5.4 million to $0.5 million for the three months ended September 30, 2006 as compared to the three months ended August 31, 2005. This decrease is mainly attributable to the decrease in operating costs and expenses due to the sale of the dedicated server assets in August 2005.
The loss from continuing operations decreased $4.2 million, or 26.9%, to $11.4 million for the nine months ended September 30, 2006 from $15.7 million for the nine months ended August 31, 2005. This decrease is mainly attributable to the decrease in operating costs and expenses due to the sale of dedicated server assets in August 2005.
As a result, the basic and diluted loss per share from continuing operations decreased $0.31 per share, or 91.2%, to $0.03, for the three months ended September 30, 2006 as compared to the three months ended August 31, 2005, and decreased $0.29 per share, or 29.6%, to $0.69 for the nine months ended September 30, 2006 when compared to the nine months ended August 31, 2005.
Revenues
Total revenues decreased $8.3 million, or 40.1%, for the three months ended September 30, 2006 as compared to the three months ended August 31, 2005 primarily as a result of the sale of the dedicated assets in August 2005. Total revenues decreased $28.9 million, or 44.1% for the nine months ended September 30, 2006 when compared to the nine months ended August 31, 2005. Revenue decline year over year was primarily due to the sale of dedicated server assets in August 2005.
The following table summarizes revenues for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,	August 31,	September 30,	August 31,
	2006	2005	2006	2005
Hosting revenue	$11,130	$19,762	$34,192	$62,798
Other revenue	1,218	856	2,471	2,749

Total revenue	$12,348	$20,618	$36,663	$65,547

When compared to the three and nine months ended August 31, 2005, hosting revenues decreased $8.6 million, or 43.7%, and $29.1 million or 46.3%, respectively, for the three and nine months ended September 30, 2006. Hosting revenues are comprised of shared hosting services and domain name registrations. The significant decline in hosting revenues is primarily attributable to the sale in May 2005 of 32,000 shared hosting accounts who purchased shared hosting services under the Hostcentric brand. Additionally, in August 2005, Web.com sold approximately 7,200 dedicated web server accounts to an unrelated buyer. The combined sales of accounts and account cancellations, net of new customers obtained through sales and marketing activities and the acquisition of the Web.com domain name and related hosting assets from Web Internet LLC in December 2005 (the “WILLC Acquisition”), resulted in the decrease mentioned above. Account cancellations occur as a result of any of the following reasons: a) customer action; b) termination by the Company for non-payment; or c) termination by the Company as a result of a decision to no longer provide a particular service.
Other revenues are primarily comprised of license fees, bandwidth transfer overage billings, co-location services and Web-based business solution services. Other revenues increased $0.4 million or 42.3% for the three months ended September 30, 2006 as compared to the three months ended August 31, 2005 primarily as a result of a one time billing of license fees of $0.7 million. Other revenues decreased $0.3 million, or 10.1%, for the nine months ended September 30, 2006, when compared to the nine-month periods ended August 31, 2005. The decline in other revenues for the nine months ended September 30, 2006 compared to the nine months ended August 31, 2005 is primarily attributable to the sales of dedicated hosting accounts and the related non-hosting revenues such as bandwidth transfer overage billings and co-location services.
Operating Costs and Expenses
The following table summarizes expenses for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,	August 31,	September 30,	August 31,
	2006	2005	2006	2005
Network operating costs, exclusive of depreciation shown below	2,174	5,642	6,827	17,218
Sales and marketing, exclusive of depreciation shown below	3,600	4,469	10,085	14,537
Technical support, exclusive of depreciation shown below	1,701	2,612	5,184	9,271
General and administrative, exclusive of depreciation shown below	4,457	7,980	19,064	23,358
Bad debt expense	314	321	833	1,321
Depreciation and amortization	1,014	4,370	4,373	15,362
Restructuring costs	—	950	66	2,616
Impairment of investment in and advances to WebSource Media	—	—	3,488	—
Gain on sale of accounts	205	705	205	(1,210)
Other expense (income), net	(2)	(4)	(5)	(28)
Network Operating Costs
Network operating costs were $2.2 million for the three months ended September 30, 2006, compared to $5.6 million for the three months ended August 31, 2005. This decrease of $3.5 million, or 61.5%, is primarily attributable to a $1.8 million reduction in labor costs, a $0.6 million decrease in bandwidth connectivity costs, a $0.9 million reduction in software and services fees and a $0.2 million reduction in occupancy costs. All of these reductions were a direct result of the sale of the Hostcentric accounts and the dedicated hosting assets.
For the nine months ended September 30, 2006, network operating expenses were $6.8 million, compared to $17.2 million for the nine months ended August 31, 2005. This decrease of $10.4 million, or 60.3% is primarily attributable to the same cost reductions from the sale of the Hostcentric accounts and the dedicated hosting assets noted in the quarter comparison above, with reductions in labor costs of $5.2 million, a decrease of $2.7 million in bandwidth costs, a reduction of $2.1 million in software and service fees, a decrease of $0.8 million in repairs and maintenance, and a reduction of $0.7 million in rent expenses.
Sales and Marketing
Sales and marketing expenses were $3.6 million for the three months ended September 30, 2006, compared to $4.5 million for the three months ended August 31, 2005. This decrease of $0.9 million, or 19.4%, is primarily due to a decrease in labor costs of $0.1 million, a reduction of $0.2 million in sales commission and a reduction in advertising costs of $0.4 million

All these reductions are related to reduced sales and marketing activities resulting from the disposition of the dedicated accounts in 2005. During the quarter ended September 30, 2006, the Company spent $1.5 million on media advertising.
For the nine months ended September 30, 2006, sales and marketing expenses were $10.1 million compared to $14.5 million for the nine months ended August 31, 2005. This decrease of $4.5 million, or 30.6%, is mainly caused by a $0.4 million reduction in labor costs, a $0.9 million reduction in sales commissions, and a $3.0 million decrease in advertising costs, due to the same reasons stated in the quarterly comparison above.
As a percentage of revenue, sales and marketing expenses were 29.2% and 27.5% for the three and nine months ended September 30, 2006, respectively, as compared to 21.7% and 22.2% for the three and nine months ended August 31, 2005.
Technical Support
Technical support expenses were $1.7 million for the three months ended September 30, 2006, compared to $2.6 million for the three months ended August 31, 2005. The overall decrease of $0.9 million, or 34.9%, is primarily related to the sale of the Company’s dedicated hosting business and related support staff, as well as a continued reduction in customer call volume and contacts. This reduction has occurred largely as a result of outsourcing initiatives which began in fiscal year 2005, as well as a continued focus on reducing customer contacts through increased first call resolution rates. These operational efficiencies yielded decreases of $0.9 million in payroll costs, $0.2 million in facilities overhead and were partially offset by an increase of $0.1 million in outsourcing fees.
For the nine months ended September 30, 2006, technical support expenses were $5.2 million compared to $9.3 million for the nine months ended August 31, 2005. This decrease of $4.1 million, or 44.1%, was primarily attributable to a decrease $4.4 million decrease in labor costs and a decrease of $0.9 million decrease in occupancy costs, partially offset by an increase of $1.2 million in outsourcing fees.
As a percentage of revenue, technical support expenses were 13.8% and 14.1% for the three and nine months ended September 30, 2006, respectively, compared to 12.7% and 14.1% for the three and nine months ending August 31, 2005.
General and Administrative
General and administrative expenses were $4.5 million for the three months ended September 30, 2006 compared to $8.0 million for the three months ended August 31, 2005. This decrease of $3.5 million, or 44.1%, is primarily attributable to a $1.7 million decrease in labor costs, a decrease of $0.3 million in occupancy overhead costs, a decrease of $1.1 million in legal fees and settlements, a decrease of $0.2 million in credit card fees, a decrease of $0.1 million in telephone expenses, and a reduction of $0.2 million in insurance costs. These reductions were partially offset by an increase of $0.1 million in other taxes. These cost reductions were primarily related to the Company’s restructuring following the sale of its dedicated hosting assets in August 2005.
Included within general and administrative are expenses related to the Company’s executives, human resources, finance and accounting, legal, business development, research and development, information technologies, product development and quality assurance teams.
For the nine months ended September 30, 2006, general and administrative expenses were $19.1 million compared to $23.4 million for the nine months ended August 31, 2005. This decrease of $4.3 million, or 18.4%, is primarily attributable to a decreases in labor costs and benefits of $3.8 million, occupancy costs of $1.1 million, technical and professional fees of $1.0 million, legal fees and settlements of $1.9 million, telephone expenses of $0.2 million, credit card fees of $0.7 million, other taxes of $0.3 million, and a $0.4 million decrease in insurance expenses. These reductions were significantly offset by an increase in stock-based compensation expense of $5.4 million.
Bad Debt Expense
Bad debt expenses remained stable at $0.3 million for the three months ended September 30, 2006 when compared to the three months ended August 31, 2005.
For the nine months ended September 30, 2006, bad debt expenses were $0.8 million compared to $1.3 million for the nine months ended August 31, 2005, a reduction of $0.5 million or 36.9% mostly due to the sale of the dedicated hosting assets in August 2005.

Depreciation and Amortization
Depreciation and amortization expenses were $1.0 million for the three months ended September 30, 2006, compared to $4.4 million for the three months ended August 31, 2005. The decrease of $3.4 million, or 76.8%, in depreciation expense is a result of the disposition of assets related to the sale of the dedicated accounts in August 2005.
For the nine months ended September 30, 2006, depreciation and amortization expenses were $4.4 million compared to $15.4 million for the nine months ended August 31, 2005. This decrease of $11.0 million or 71.5% is attributable to the same factors noted in the quarter comparison above offset by the accelerated depreciation of assets. In April 2006, management accelerated depreciation of certain assets after management decided to abandon its new billing platform and continue using its historic billing system where the legacy customer base resides. Management concluded that a change in the estimated useful life of these assets is appropriate. During the second quarter, the Company completed the migration of all customers off of the new system on to its legacy system and ceased to use the system. Following the guidance under FAS 144 – Accounting for the Impairment or Disposal of Long-Lived Assets, the Company accelerated the depreciation of the remaining book value during the second quarter 2006. The original cost of the assets abandoned was approximately $1.5 million and were placed in service in October, 2005. The total amount of the accelerated depreciation was approximately $1.1 million.
Impairment of investment in and advances to WebSource Media
The Company recorded a charge of $3.5 million as an impairment of investment in and advances to WebSource Media for the nine months ended September 30, 2006. For details see note 3 “Acquisition and impairment of WebSource Media, LLC”. No impairments were recorded in the three months ended September 30, 2006.
Gain on sale of accounts
There was a loss on sale of accounts of $0.2 million for the three and nine months ended September 30, 2006, attributable to the sale of the dedicated assets in August 2005 compared to a $1.2 million gain for the three and nine months ended August 31, 2005. The gain is attributable to the sale of Hostcentric shared accounts in May 2005.
Interest Income (Expense), net
Interest income was $0.2 million for the three months ended September 30, 2006, and $0.2 million for the three months ended August 31, 2005. Interest income (expense), net consists of interest income earned on the Company’s combined cash and cash equivalents, short-term investments, and restricted investments less interest expense on debt
For the nine months ended September 30, 2006 interest income was $0.7 million compared to $0.4 million for the nine months ended August 31, 2005. This increase of $0.3 million, or 86.3% in interest was primarily due to the recognition of interest income from tax refunds received during the first nine months of 2006.
Accrued Income Taxes
During the three-month period ended September 30, 2006, the Company released a $0.5 million income tax payable after reaching a resolution with the Internal Revenue Service (“IRS”). The Company recorded a $0.4 million income tax benefit and $0.1 million in other income for previously accrued interest and penalties. As of September 30, 2006 there were no remaining reserves for income taxes.
During the nine-month period ended September 30, 2006, the Company reached final resolutions with several federal and state taxing authorities regarding income taxes. The Company received refunds of $0.4 million from the IRS and released approximately $1.1 million of payables and reserves that were on its books. As a result, the Company recorded a $1.3 million income tax benefit and $0.1 million in other income for previously accrued interest and penalties.
Stock Based Compensation
Stock-based compensation represents non-cash compensation expense related to stock options and restricted stock, which were granted under the 2005 and 2006 stock incentive plans. Compensation expense attributable to stock-based compensation in the three months and nine months ended September 30, 2006 was $0.2 and $5.7 million, respectively, compared to no such expense in the three months ended August 31, 2005 and $0.2 million for the nine months ended August 31, 2005. Total stock-based compensation expense for the nine months ended September 30, 2006 is attributable to the accelerated vesting of stock options and the expense from previously granted stock options. On March 31, 2006 the Compensation Committee of the Board of Directors approved the acceleration of the remaining 1.6 million unvested stock options of the 1.9 million granted in July 2005. The Company also granted an additional 677,500 stock options to its board of directors and management team that were fully vested upon their grant date. By accelerating the vesting of these options as described above, the Company will reduce its future reported compensation expense, before tax, by a significant amount over the remainder of the vesting periods. The compensation expense recognized during the nine months ended September 30, 2006 related to these options was $5.5 million.
Related Party Transactions
The Company purchases online marketing services, including online advertising, from The Search Agency, Inc. (“TSA”), an entity in which the Company’s Chief Executive Officer, Jeffrey M. Stibel, has an equity interest. Mr. Stibel is also a member of the Board of Directors of TSA. The Company’s purchases of online marketing services from TSA are made pursuant to the Company’s standard form of purchase order. The purchase order imposes no minimum commitment or long-term obligation on the Company. The Company may terminate the arrangement at any time. The Company pays TSA fees equal to a specified percentage of the Company’s purchases of online advertising made through TSA. The Company believes that the services it purchases from TSA, and the prices it pays, are competitive with or superior to those available from alternative providers. The total amount of fees paid to TSA for services rendered for the three months and nine months ended September 30, 2006 was $0.1 million and $0.2 million respectively.
Results of Discontinued Operations
PC Systems
In fiscal 2001 the Company discontinued the operations of its PC Systems business segment, which was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” For the nine months ended September 30, 2006 a loss of $0.4 million was recognized compared to $1.0 million for the nine months ended August 31, 2005. The loss was attributable to legal fees in defense and settlement of Micron PC matters, offset by the reversal of previously accrued expenses where the statute of limitations has expired.
Liquidity and Capital Resources
As of September 30, 2006, the Company had $16.3 million in cash and cash equivalents. In addition, the Company had $8.1 million in short and long-term securities and restricted investments representing a total of $24.4 million of restricted and unrestricted cash and investments. This represents a decrease of $2.3 million or 8.6% compared to December 31, 2005.
On a comparative basis, cash provided by operating activities of continuing operations was $1.8 million for the nine months ended September 30, 2006 as compared to 1.8 million of cash used in operating activities for the nine months ended August 31, 2005. The increase in cash provided by continuing operations is primarily due to fluctuations in working capital.
Cash used in investing activities was $1.2 million for the nine months ended September 30, 2006 versus $7.4 million of cash provided by investing activities for the period ended August 31, 2005. The increase of $8.6 million in cash used in investing activities is primarily related to the decision to cease investing in auction rate securities, the decrease in net proceeds from sale of assets offset by a decrease in purchase of fixed assets, and the receipt of approximately $2.2 million disbursed from the escrow account relating to the sale of the dedicated hosting accounts in August 2005.
Cash used in financing activities increased $0.1 million, or 16.6%, for the nine months ended September 30, 2006, to $1.0 million, compared to $0.8 million of cash used in financing activities for the period ended August 31, 2005. This increase in cash used in financing activities is primarily due to the reduction of overall debt and capital lease obligations and the proceeds from the exercise of stock options.
Cash used by discontinued operations decreased $0.2 million, or 22.3%, to $0.8 million for the nine months ended September 30, 2006 compared to $1.0 million of cash used to fund discontinued operations during the period ended August 31, 2005. The decrease in cash used was primarily due to the continued winding down of outstanding litigation.
In February 2004, the Company executed a five-year promissory note with US Bancorp Oliver-Allen Technology Leasing for $4.8 million. As of September 30, 2006, the principal balance on the promissory note was $2.4 million. The Company has pledged $5.0 million as collateral for this promissory note; this amount will gradually decrease until the agreement terminates in February 2009. As of September 30, 2006, the amount of collateral is $2.5 million. These restrictions prevent the Company from utilizing the related cash and cash equivalents until all of its obligations under the note are satisfied. The promissory note bears an interest rate of 6.75% and requires monthly payments of $94,000 over five years beginning in February 2004.
At the closing of the WILLC acquisition in December 2005, Web.com assumed approximately $2.3 million in outstanding indebtedness of WILLC to Web Service Company, Inc. (“Web Service”) and that indebtedness was amended and restated in that certain Amended and Restated Line of Credit Note and Loan Agreement (the “Web Service Note”) issued by Web.com and its wholly-owned subsidiary WDC Holdco, Inc. in favor of Web Service. The Web Service Note bears interest at the rate of 3% per year and is to be repaid in approximately equal monthly installments of $67,886 beginning on January 1, 2006 with a final payment of any remaining principal and interest due on December 1, 2008. As of September 30, 2006, the principal balance on the indebtedness was $1.8 million.
During the nine months ended September 30, 2006, the Company made capital expenditures of $1.4 million primarily related to network storage equipment, leasehold improvements, servers and personal computers.
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
Off-Balance Sheet Arrangements
At September 30, 2006, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Recently Issued Accounting Standards
In June 2006, the Financial Accounting Standards Board (“FASB”) issued its interpretation, FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 – Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The provisions of this Interpretation shall be applied to all tax positions upon initial adoption of the Interpretation and shall be effective for fiscal years beginning after December 15, 2006.
The Company has not yet adopted nor does it expect to early adopt the new interpretation. The impact that may result from the adoption of FIN 48 on the Company’s results of operations, financial position or its cash flows is not yet known.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
Substantially all of the Company’s liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. As of September 30, 2006, 100% of the Company’s liquid investments mature within three months. As of September 30, 2006, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values. Generally, the fair market value of fixed interest rate investment securities will increase as interest rates fall and decrease as interest rates rise. The Company does not use derivative financial instruments in its investment portfolio. The portfolio has been primarily comprised of commercial paper rated A1/P1, bank certificates rated AA or better and corporate medium-term notes rated AA or better. At September 30, 2006, the Company’s investment portfolio included fixed rate securities with an estimated fair value of $19.6 million. The interest rate changes affect the fair market values but do not impact earnings or cash flows. The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt at September 30, 2006 was $4.7 million.
Item 4. Controls and Procedures
The Company’s management, including its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e) as of September 30, 2006. Based on this review, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that such disclosure controls and procedures satisfy their objectives and that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including its chief executive officer and chief financial officer as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
While we continued to make incremental improvements to our internal controls over financial reporting during the three months ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting in the three months ended September 30, 2006 which have materially affected its internal controls.

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
Web.com has incurred net losses and losses from operations for all but one of each quarterly period from its inception through the quarterly period ended September 30, 2006. A number of factors could increase its operating expenses, such as:
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
Web.com could incur liabilities relating to its discontinued PC Systems business and from the sale of the PC Systems business to GTG PC. According to the terms of the agreement with GTG PC, Web.com retained liabilities relating to the operation of the PC systems business prior to the closing of the transaction. Web.com also agreed to indemnify GTG PC and its affiliates for any breach of its representations and warranties contained in the agreement for a period of two years, or for the applicable statute of limitations for matters related to taxes. Its indemnification obligation is capped at $10.0 million. Except for claims for fraud or injunctive relief, this indemnity is the exclusive remedy for any breach of Web.com’s representations, warranties and covenants contained in the agreement with GTG PC. Accordingly, Web.com could be required in the future to make payments to GTG PC and its affiliates in accordance with the agreement, which could adversely affect its future results of operations and cash flows. Web.com believes it is unlikely that it will have any obligation to indemnify GTG PC because the two year period has passed and the applicable statute of limitations has also passed for most applicable matters. If Web.com were obligated to indemnify GTG PC such obligation could adversely affect its future results of operations and cash flows.
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
In addition, the Company may find the cost of enforcing its patent and other intellectual property rights to be high and the cost of prosecuting patent infringement cases could negatively impact the Company’s attempts to become profitable.
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
During the 52 weeks ended September 30, 2006 the high and low closing price for Web.com common stock on NASDAQ was $6.45 and $2.79, respectively.
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
On June 21, 2006, Web.com sued the former owners of WebSource Media in federal court in Georgia, claiming fraud and breach of contract in connection with the WebSource Media acquisition and seeking to rescind the acquisition and recover damages from the defendants. Subsequently certain of the former principals of WebSource Media sued Web.com in state court in Texas seeking payment of earn-out compensation under the merger agreement.
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
Item 6. Exhibits
Exhibits:

Exhibit	Description

3.03	Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 7, 2006).

4.09	Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 7, 2006).

4.10	Rights Agreement dated as of August 4, 2006, by and between the Company and Wells Fargo Shareowner Services, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 7, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Web.com, Inc.
(Registrant)

Dated: November 9, 2006	/s/ Gonzalo Troncoso

Gonzalo Troncoso
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)