Form 10-K
period 2006-12-31
WEB.COM, INC.
filed 2007-03-20
CIK 854460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
Commission File Number: 0-17932

Web.com, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1404301
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)
303 Peachtree Center Avenue, Suite 500, Atlanta, GA 30303
(Address, including Zip Code, of principal executive offices)
(404) 260-2477
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.01 per share
Preferred Stock Purchase Rights
Registered on The NASDAQ Global Market
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 based upon the closing price was approximately $90 million.
The number of outstanding shares of the registrant’s Common Stock on February 28, 2007 was 16,784,108.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. Business
Statements contained in this Form 10-K that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding Web.com’s expectations of the Company’s future liquidity needs, its expectations regarding its future operating results including its planned increase in its revenue levels and the actions the Company expects to take in order to maintain its existing customers and expand its operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include risks associated with our target markets and risks pertaining to competition, other trend information and the Company’s ability to successfully enhance its operations. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Item 1A. Risk Factors” and in other Company filings with the Securities and Exchange Commission. All references to “Web.com” or the “Company” in this Annual Report on Form 10-K mean Web.com, Inc., a Minnesota corporation, and all entities owned or controlled by Web.com, Inc., except where it is made clear that the term only means the parent company. The Company was formerly known as Interland, Inc., and any references to Interland are for historical purposes only and refer to the same entity. All tabular amounts are stated in thousands.
Overview
Web.com, Inc. (NASDAQ: WWWW), formerly Interland, Inc. (NASDAQ: INLD), is a leading provider of websites and web services focused on helping small and medium-sized businesses (“SMBs”) achieve success online. Web.com offers a wide selection of online services, including Web hosting, eMail, eCommerce, application hosting, website development, online marketing and optimization tools. The current web hosting business was formed through several company and account acquisitions that occurred from October 2001 through June 2006. The Company’s revenue is primarily derived from recurring monthly charges to its customers supplemented by, among other things, setup fees, domain name acquisition and renewal fees, and excess data communications charges.
In August 2005 the Company hired Jeffrey M. Stibel as Chief Executive Officer and appointed him to its Board of Directors. In addition to Mr. Stibel, the Company added Seymour Holtzman as its Chairman and Alex Kazerani and Efrem Gerszberg to its Board. Also in August 2005, the Company announced that it sold its dedicated server assets to Peer 1 Network for $14 million in cash. This transaction was a key step in its turnaround plan and allowed the Company to invest in its core lines of business — providing websites and online services to small and medium-sized businesses.
On March 20, 2006, Interland, Inc. announced that it had changed the company’s name to Web.com, Inc. (“Web.com”). The Company’s common stock is currently listed on the NASDAQ Global Market under the trading symbol “WWWW.” Prior to the change in name from Interland to Web.com, the Company traded on the NASDAQ National Market under the trading symbol “INLD.” The Company’s principal executive offices are located at 303 Peachtree Center Avenue, Suite 500, Atlanta, Georgia 30303. The Company’s telephone number is (404) 260-2477 and its website is located at www.web.com. Through this website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.
On October 17, 2005, the Board of Directors approved a change in fiscal year end from August 31 to December 31, effective as of December 31, 2005. As a result, the financial periods presented and discussed in this Annual Report on Form 10-K will be defined as follows: (i) year ended December 31, 2006 represents the twelve months ended December 31, 2006; (ii) four-month transition period ended December 31, 2005 represents the four months ended December 31, 2005; (iii) year ended August 31, 2005 represents the twelve months ended August 31, 2005; and (iv) year ended August 31, 2004 represents the twelve months ended August 31, 2004.

Acquisition and Impairment of WebSource Media, LLC
On May 19, 2006 the Company acquired WebSource Media, LLC (“WebSource Media”) a privately held web services provider for small and medium-sized businesses. Except for assumed liabilities and debt payments, the acquisition was structured principally as an earn-out in which the owners of WebSource Media would earn payments based on reaching revenue and profitability goals. The majority of these payments were scheduled to occur only if the aforementioned goals were achieved over a three-year period. At closing the Company paid off approximately $2.5 million in debt, and $0.6 million in initial earn outs, incurred closing costs of $0.1 million and advanced $0.3 million to WebSource Media for working capital. Kaufman Bros, L.P. acted as exclusive financial advisor to WebSource Media, LLC on this transaction.
On June 12, 2006, approximately one month following the closing of the acquisition, the Federal Trade Commission (“FTC”) filed a sealed complaint in the U.S. District Court for the Southern District of Texas (the “FTC Litigation”) alleging that WebSource Media, among other defendants, had engaged in unfair and deceptive trade practices. Included among other defendants were the four former principals of WebSource Media, Marc Smith, Keith Hendrick, Steve Kennedy and Kathleen Smalley (collectively, the “Smith Defendants”), each of whom were alleged by the FTC to have engaged in a common enterprise with WebSource Media and other corporate defendants (not affiliated with the Company) to engage in unfair and deceptive trade practices. In addition, on June 12, 2006, the FTC sought and obtained from the Court, an ex parte, Temporary Restraining Order and Order Appointing a Receiver over the assets of WebSource Media, its subsidiaries, the Smith Defendants, and the other corporate and individual defendants in that case. The FTC served its Complaint and the Court’s June 12th orders on WebSource Media and the Smith Defendants on June 13, 2006.
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
In addition, on June 21, 2006, the Company filed suit against WebSource Media, the Smith Defendants and others, alleging breach of contract and other claims, and seeking to rescind the Company’s May 19, 2006 acquisition of WebSource Media.
The WebSource Media business was placed under the general control and supervision of the Court-appointed Receiver, and its business and operations have been substantially restricted. While the Company was, from time to time, requested by the Receiver to perform specific acts as part of the Receiver’s duty in managing the business, the Company did not have control over the WebSource Media assets or business activities. Since the WebSource Media business was placed under the general control and supervision of a Court-appointed Receiver and its business and operations had been substantially restricted, the Company deconsolidated the investment and recorded the investment in the second quarter of 2006 under the cost method as required by Accounting Research Bulletin No. 51 (“Consolidated Financial Statements”). Since the Receiver took over control of the business, the account base has deteriorated significantly due to a combination of events such as the cancellation of billing services by some local exchange carriers (“LEC”), normal cancellation rates without corresponding sales and the possible invalidation of a number of accounts. Based on the Company’s analysis of WebSource Media’s customer base, it was determined that an impairment of the entire value of the investment and advances was required. This impairment in the amount of $3.5 million was recorded to the income statement in the second quarter of 2006.
On March 12, 2007 the U.S. District Court for the Sourthern District of Texas, in the litigation Federal Trade Commission v. WebSource Media, et al., formally adopted the final report of the temporary receiver, thereby terminating the receivership over WebSource Media. WebSource Media remains a defendant in the litigation initiated by the Federal Trade Commission and remains subject to the court’s Second Modified Preliminary Injunction Order, which imposes substantial limitations on WebSource Media’s ability to market and sell its products, manage its business and dispose of its assets. Web.com has previously impaired its entire investment in WebSource Media and continues to believe it has little or no value. There can be no assurance that WebSource Media will be able to continue as a going concern.
Products and Services
Web.com understands that small business owners want to use the Internet to grow their business, but don’t typically have the time, resources or technical expertise to develop an online presence that attracts prospects and converts them into customers. Even fewer have a clear understanding of how the Internet can be a central business tool to manage and serve those customers. Web.com offers a variety of integrated online tools and services including website design and publishing, hosting, eMail, domain registration, online marketing tools and merchant services specifically designed for small business owners.

Web.com’s core products are standardized, scalable managed hosting services that place numerous customers on a single shared server – a cost benefit that is passed along to the customer. Starter packages are designed for websites with relatively low volumes of traffic and allow customers to establish an online presence at minimal cost. Web.com’s managed hosting services feature easy-to-use control panels and extensive online documentation that allow customers to control their own applications. Furthermore, customers who purchase entry-level plans can easily upgrade to more full-featured services as their needs evolve.
Web.com’s hosting services are sold stand-alone or bundled with a suite of website tools and services. The Company recognizes revenues as these services are provided. Web.com’s do-it-yourself Site Builder tool enables even non-technical small to medium size customers to design, publish and manage a professional website easily and at a fraction of the time and cost compared to custom-designed sites built by designers or web development firms. Additionally, Web.com offers custom website design services for customers who prefer to outsource website design and maintenance, but who want a more cost-effective alternative to traditional web design firms. Packaged together with a comprehensive variety of eCommerce, marketing and promotional tools, Web.com’s website offerings provide small to medium-sized businesses a turn-key solution to establishing and promoting their businesses online.
Strategic Vendor Relationships
Web.com has established and intends to continue to develop relationships with leading technology providers, including major software, hardware, development and Internet marketing organizations, to enhance the design and sales of its products and services. Relationships with companies such as Google, Microsoft, Yahoo!, Miva and others enable the Company to quickly gain access to innovative technologies and provide more creative solutions for its customers. The Company is also able to build upon the research, development and additional expertise of these companies in developing and launching new products. The Company believes that these relationships will enable it to continue to provide its customers with the necessary tools to create, host and maintain a successful Web presence and to have access to sophisticated eCommerce and applications solutions.
Sales and Marketing
Web.com’s sales and marketing strategy focuses on providing demonstrable benefits to small to medium-sized business. The Company has identified target market segments and seeks to match each segment’s particular needs with a specific subset of the Company’s offered products, pricing, and selling initiatives. The Company sells products through traditional and online marketing, as well as through a number of distribution partners.
Distribution Relationships
Web.com’s products are sold directly to customers as well as through distribution partnerships. Web.com offers a number of products across its channels of distribution. The Company’s distribution partners now include telecommunications companies, yellow pages publishers, retail partners, as well as resellers. Included among these relationships are:
•	Enterprise Development Partners deliver Web.com hosting products and services through a robust, highly-scalable private label solution. These partners offer a customized mix of the company’s software, infrastructure, and support.

•	Licensed Partners sell our Trellix® Site Builder software over their hosting infrastructure.

•	Resellers may sell Web.com’s products under the partner’s or Web.com’s brand name. Most often these companies offer services or products of their own such as small business services, website design, or provide and install personal computers. Our patented technology, competitive pricing, and world-class customer support allow resellers to create and grow reliable, scalable and profitable businesses.

•	Retail Partners such as Office Depot, OfficeMax, and Target offer our hosting and site building solutions in a pre-packaged software kit.
Customers
As of December 31, 2006, Web.com had approximately 155,000 paid hosting subscribers compared to approximately 137,000 subscribers as of December 31, 2005. This increase was mostly due to net organic growth of approximately thirteen thousand accounts in addition to a few smaller acquisitions.

Network Infrastructure, Technology and Operations
Prior to August 31, 2005, Web.com maintained three data centers, comprising a total of almost 116,000 square feet located in Atlanta, Georgia (36,210 sq. ft.), Miami, Florida (64,174 sq. ft.) and Fremont, California (15,229 sq. ft.). On August 31, 2005, the Company entered into an Asset Purchase Agreement with Peer 1 Acquisition Corp. (“Peer 1 Acquisition”) and Peer 1 Network Enterprises, Inc. (“Peer 1”) pursuant to which the Company sold its dedicated server assets, including its interests in the three data centers.
As part of the Peer 1 transaction, Web.com entered into a series of agreements with Peer 1 to provide for a transition of key services and vendor relationships and to provide for the ongoing colocation of Web.com’s remaining server assets and operations. The agreements are renewed annually.
Data Centers
As of December 31, 2006, the Company does not own any data centers. The Company has servers colocated in both Peer 1 and Level 3 data centers where Web.com’s network infrastructure is supported by these outside vendors.
Network Operations Center
Web.com continuously monitors its network operations across our Windows and Linux operating platforms. The network operations center personnel monitor our equipment, including routers, switches and servers, as well as our Internet and communications connections. The network operations centers are designed to allow our engineers, administrators, and support staff to continually monitor all systems and to be promptly alerted to abnormalities. The Company has procedures in place designed to rapidly resolve technical problems that may arise.
Proprietary Technology
Many of the products Web.com sells to customers rely on hardware and software technologies provided to Web.com by third parties under license. Certain Web.com products and services combine these third party technologies with technologies that are proprietary to Web.com. Web.com proprietary technology may be protected by patent law, copyright law, trade secret law and other forms of intellectual property protection. The Web.com proprietary technology includes technologies that enable the Company to automate a number of back-end functions and technologies that allow customers to order, change and manage their web hosting accounts easily online without technical expertise. Some Web.com proprietary technologies are unique and may not legally be utilized by competitors without a license from the Company. Although the Company believes that its suite of proprietary technologies offers customers significant benefits, the Company does not believe that its proprietary technologies are sufficient to deter competitors from providing competing products and services.
International Revenues
Web.com’s international revenues totaled $3.0 million for the year ended December 31, 2006, $1.1 million for the four months ended December 31, 2005, $10.8 million for the year ended August 31, 2005 and $11.6 million for the year ended August 31, 2004. This large decline in international revenue is mostly due to the sale of the dedicated accounts to Peer 1 as previously described. International revenues are denominated and paid in U.S. dollars and represent revenues from international customers generated and supported in the U.S. The Company has no operations outside of the United States.
Competition
Web.com believes that the primary competitive factors in the technical aspects of its business are usability, reliability, technical support and price. Although the market is intensely competitive, the Company believes that it compares favorably with its competition on these factors. In the small to medium-sized business market, the Company believes that the critical success factor is the ability to enable business owners to use their website to attract potential clients, make sales, and service their clients.
Pricing in the hosting segment is subject to heavy competitive pressure and competitors have offered such services at a dramatically reduced price, or even for free, as a means of acquiring market share and fostering market awareness. The Company believes that promotional pricing by competitors will continue, however, the costs of providing reliable service and effective technical and customer support will ultimately be reflected in market prices. Nonetheless, relatively low prices are likely to continue to be available for very basic service, and customers who only require a minimal web presence can be expected to often be lost to competitors whose cost structures and prices are based on providing rudimentary service.
The small to medium-sized business hosting market is highly fragmented with a large number of competitors, most of which have market share of less than 1%. A number of these companies offer Web hosting in addition to their core products and services. Current and potential competitors in this market include Web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, large information technology firms that provide a wide array of information technology services, computer hardware suppliers and Internet-centric companies. Some of the Company’s most prominent competitors include Yahoo!, EarthLink, NTT/Verio, United Online, Inc., 1&1 Internet, Inc. Website Pros, Inc., GoDaddy and Affinity Internet, Inc.
Intellectual Property
Web.com relies on a combination of laws (including patent, copyright, trademark, service mark and trade secret laws) and contractual restrictions to establish and protect proprietary rights in its services. As of December 31, 2006, the Company owned 19 issued U.S. patents.
The Company also has several additional patent applications pending but not yet issued.
In July 2006, the Company entered into a non-exclusive license agreement with Hostopia.com, Inc (“Hostopia”) that grants Hostopia rights to two of Web.com’s patents over five years on a non-transferable basis. The license agreement states that Hostopia will pay Web.com a royalty equal to 10% of Hostopia’s gross US retail revenues for five years (estimated using a trailing run rate). The royalty was due in full at signing. The companies have also agreed to a mutual covenant not to sue for patent infringement that will continue until the expiration of the last to expire of either party’s patents, including patents issued in response to the pending patent applications of either party.
The Company is in discussions with other companies with regard to the licensing of its patents. However, there can be no guarantee that any of these discussions will result in future revenues.
Web.com has entered into confidentiality and other agreements with its employees and contractors, including agreements in which the employees and contractors assign their rights in inventions to the Company. Web.com has also entered into nondisclosure agreements with its suppliers, distributors and some customers in order to limit access to and disclosure of its proprietary information. Nonetheless, neither the intellectual property laws nor contractual arrangements, nor any of the other steps the Company has taken to protect its intellectual property can ensure that others will not use its technology, or that others will not develop similar technologies.
Web.com licenses, or leases from others, many technologies used in its services. The Company expects that it and its customers could be subject to third-party infringement claims as the number of websites and third party service providers for Web-based businesses grows. Although the Company does not believe that its technologies or services infringe the proprietary rights of any third parties, the Company cannot ensure that third parties will not assert claims against it in the future or that these claims will not be successful.
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
Periodically, the Company is made aware that technology it has used in these discontinued operations may have infringed intellectual property rights held by others. The Company has evaluated all such claims and, if necessary and appropriate, sought to obtain licenses for the use of such technology. If the Company or its suppliers were unable to obtain licenses necessary to use intellectual property in its discontinued operations’ products or processes, it may be legally liable to the owner of such intellectual property. Moreover, even in those instances where the Company is justified in denying claims that it has infringed on the intellectual property rights of others, it may nonetheless be forced to defend or settle legal actions taken against the Company relating to allegedly protected technology, and such legal actions may require the Company to expend substantial funds. See “Item 1A Risk Factors — Impairment of Web.com’s intellectual property rights could negatively affect its business or could allow competitors to minimize any advantage that Web.com’s proprietary technology may give it.”
Government Regulation
Web.com is not currently subject to direct federal, state, or local government regulation, other than regulations that apply to publicly registered businesses generally. This could change in the future – see “Item 1A Risk Factors – Web.com’s business operates in an uncertain legal environment where future government regulation and lawsuits could restrict Web.com’s business or cause unexpected losses.”
Employees
The Company employed approximately 285 individuals, including approximately 26 contractors as of December 31, 2006 compared to approximately 294 individuals, including 21 contractors as of December 31, 2005. All of the Company’s employees are located in the United States and none are represented by a labor organization with respect to employment by the Company. As of December 31, 2006, the Company has never had an organized work stoppage, and it considers its employee relations to be satisfactory.
Environmental Regulations
Some risks of costs and liabilities related to environmental matters were inherent in the Company’s discontinued operations, as with many similar businesses, and its operations are subject to certain federal, state, and local environmental regulatory requirements relating to environmental and waste management. In connection with the Company’s discontinued operations, it periodically generated and handled limited amounts of materials that were considered hazardous waste under applicable law. The Company contracted for the off-site disposal of these materials. The Company believes it has operated in compliance with applicable environmental regulations related to these materials prior to December 31, 2006.
ITEM 1a. risk factors
You should carefully consider the following factors and all other information contained in this Form 10-K before you make any investment decisions with respect to the Company’s securities. The risks and uncertainties described below may not be the only risks the Company faces.
Web.com has incurred losses since inception and could incur losses in the future.
Web.com has incurred net losses and losses from operations for all but one of each quarterly period from its inception through December 31, 2006. A number of factors could increase its operating expenses, such as:
•	Adapting network infrastructure and administrative resources to accommodate additional customers and future growth;

•	Developing products, distribution, marketing, and management for the broadest-possible market;

•	Broadening customer technical support capabilities;

•	Developing or acquiring new products and associated technical infrastructure;

•	Developing additional indirect distribution partners;

•	Increased costs from third party service providers;

•	Improving network security features; and

•	Legal fees and settlements associated with litigation and contingencies.
To the extent that increases in operating expenses are not offset by increases in revenues, operating losses will increase.
Web.com’s management and Board of Directors may be unable to execute their plans to turn around the Company, grow its revenues and achieve profitability and positive cash flows.
In August 2005, the previous CEO was replaced by Jeffrey M. Stibel as Chief Executive Officer. At approximately the same time, the Company added three new Directors to its Board of Directors and since December 2005 it has also added several key executives to its management team. If the Company’s new Chief Executive Officer is unable to attract and retain management to execute the Company’s plans, or if management and the Board of Directors are unable to execute those plans, then the Company may fail to grow the Company’s revenues, contain costs and achieve profitability and positive cash flows.
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
The Company is defending a number of matters in active litigation (See Note 21 to the Consolidated Financial Statements). The cost of defending lawsuits, regardless of their merit, can be substantial. Although the Company has favorably resolved a number of lawsuits through rulings, verdicts, and settlements, and although the Company may be successful in defending ongoing litigation, the costs of defense cannot be expected to be avoided. The Company believes it has appropriately established reserves for the contingency of adverse verdicts in accordance with Generally Accepted Accounting Principles (“GAAP”). In order for a loss contingency to be reserved for in the financial statements, GAAP requires that the information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements. It is implicit in this condition that it must be probable that one or more future events will occur confirming the fact of the loss and the amount of loss can be reasonably estimated. Therefore, the Company has not reserved for all of its pending lawsuits. Consequently, lawsuits for which there is no reserve pose a risk of substantial loss which could have a material effect on the Company’s results and financial position. Additionally, even in those cases where a reserve has been established, the amount of the reserve is necessarily an estimate and the actual result may differ materially. Reserves are established only for the damages that may be assessed, and do not take into account the costs of litigation. Even in those instances where Web.com may ultimately prevail on appeal, an adverse verdict in a substantial amount may damage the reputation of the Company, may require the Company to post an appeal bond in an amount which deprives the Company of cash, and require additional expenditures for the cost of appeal. The outcome of litigation is unpredictable, and an adverse final verdict could exceed the Company’s ability to pay.
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
Past operating results have fluctuated significantly on a quarterly and an annual basis. Quarterly and annual operating results may continue to fluctuate due to a wide variety of factors. Because of these fluctuations, comparing operating results from period to period is not necessarily meaningful, and it would not be meaningful to rely upon such comparisons as an indicator of future performance. Factors that may cause its operating results to fluctuate include, but are not limited to the following:
•	Demand for and market acceptance of the Company’s services and products;

•	Introduction of new services or enhancements by Web.com or its competitors;

•	Costs of implementing new network security features, CRM systems, and billing modules;

•	Technical difficulties or system downtime affecting the Internet generally or its hosting operations specifically;

•	Customer retention;

•	Increased competition and consolidation within the web hosting and applications hosting markets;

•	Changes in its pricing policies and the pricing policies of its competitors;

•	Gains or losses of key strategic partner relationships;

•	Impairment charges;

•	Restructuring charges;

•	Merger and integration costs;

•	Litigation expenses;

•	Insurance expenses; and

•	Marketing expenses.
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
Web.com operates in a new and evolving market with uncertain prospects for growth and may not be able to achieve and sustain growth in its subscriber base, maintain its average revenue per user or subscriber acquisition costs. The market for web hosting and applications-hosting services for small and medium-sized businesses, and the consumer market, have only recently begun to develop and are evolving rapidly. The market for Web.com’s services may not develop further, customers may not widely adopt its services, and significant numbers of businesses or organizations may not use, or may discontinue the use of, the Internet for commerce and communication. If this market fails to develop further or develops more slowly than expected, or if Web.com’s services do not achieve broader market acceptance, Web.com will not be able to retain and grow its customer base. In addition, Web.com must be able to differentiate itself from its competition through its service offerings and brand recognition. These activities may be more expensive than Web.com anticipates, and Web.com may not succeed in differentiating itself from its competitors, achieving market acceptance of its services, or selling additional services to its existing customer base.
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
Web.com could incur liabilities relating to its discontinued PC Systems business and from the sale of the PC Systems business to GTG PC (“Gores”). According to the terms of the agreement with Gores, Web.com retained liabilities relating to the operation of the PC systems business prior to the closing of the transaction. Web.com also agreed to indemnify Gores and its affiliates for any breach of its representations and warranties contained in the agreement for a period of two years, or for the applicable statute of limitations for matters related to taxes. Its indemnification obligation is capped at $10.0 million. Except for claims for fraud or injunctive relief, this indemnity is the exclusive remedy for any breach of Web.com’s representations, warranties, and covenants contained in the agreement with Gores. Accordingly, Web.com could be required in the future to make payments to Gores and its affiliates in accordance with the agreement, which could adversely affect its future results of operations and cash flows. Web.com believes it is unlikely that it will have any obligation to indemnify Gores because the applicable statute of limitations has passed for most applicable matters. If Web.com were obligated to indemnify Gores, such obligation could adversely affect its future results of operations and cash flows.
Because Web.com faces intense competition, it may not be able to operate profitably in its markets.
The web hosting and applications hosting markets are highly competitive, which could hinder Web.com’s ability to successfully market its products and services. The Company may not have the resources, expertise, or other competitive factors to compete successfully in the future. Because there are few substantial barriers to entry, the Company expects that it will face additional competition from existing competitors and new market entrants in the future. Many of Web.com’s current and potential competitors have greater name recognition and more established relationships in the industry and greater resources. As a result, these competitors may be able to:
•	Develop and expand their network infrastructures and service offerings more rapidly;

•	Adapt to new or emerging technologies and changes in customer requirements more quickly;

•	Devote greater resources to the marketing and sale of their services; and,

•	Adopt more aggressive pricing policies than the Company can develop.
Current and potential competitors in the market include web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, large information technology firms, and computer hardware suppliers. These competitors may operate in one or more of these areas and include companies such as Yahoo!, Hostopia, Affinity Internet, Website Pros, and EarthLink.
Impairment of Web.com’s intellectual property rights could negatively affect its business or could allow competitors to minimize any advantage that Web.com’s proprietary technology may give it.
Although the Company has a number of patents that it believes should preclude competitors from practicing certain technologies, the Company currently has no patented technology that necessarily would preclude or inhibit competitors from entering the web hosting market generally. It is the Company’s practice to enter into agreements with all employees and with some of its customers and suppliers to prohibit or restrict the disclosure of proprietary information. Nevertheless, the Company cannot be sure that these contractual arrangements or the other steps taken by the Company to protect its proprietary rights will prove sufficient to prevent illegal use of its proprietary rights or to deter independent, third-party development of similar proprietary assets.
In addition, the Company may find the cost of enforcing its patent and other intellectual property rights to be high and the cost of prosecuting patent infringement cases could negatively affect the Company’s attempts to become profitable.
Effective copyright, trademark, trade secret, and patent protection may not be available in every country in which the Company’s products and services are offered. Web.com sometimes is, and in the future may be, involved in legal disputes relating to the validity or alleged infringement of its intellectual property rights or those of a third party. Intellectual property litigation is typically extremely costly and can be disruptive to business operations by diverting the attention and energies of management and key technical personnel. In addition, any adverse decisions could subject it to significant liabilities, require it to seek licenses from others, prevent it from using, licensing or selling certain of its products and services, or cause severe disruptions to operations or the markets in which it competes which could decrease profitability.
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
The Company must be able to operate the systems that manage its network around the clock without interruption. Its operations will depend upon its ability to protect its network infrastructure, equipment, and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. The Company’s networks are currently subject to various points of failure. For example, a problem with one of its routers (devices that move information from one computer network to another) or switches could cause an interruption in the services the Company provides to a portion of its customers. In the past, the Company has experienced periodic interruptions in service. The Company has also experienced, and in the future it may continue to experience, delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees, or others. Any future interruptions could:
•	Cause customers or end users to seek damages for losses incurred;

•	Require the Company to replace existing equipment or add redundant facilities;

•	Damage the Company’s reputation for reliable service;

•	Cause existing customers to cancel their contracts; or

•	Make it more difficult for the Company to attract new customers.
Web.com’s data centers are maintained by third parties.
Substantially all of the network services and computer servers utilized by Web.com in its provision of services to customers are housed in data centers owned by other service providers. In particular, a significant number of Web.com’s servers are housed in the data center in Atlanta, Georgia that Web.com sold to Peer 1 Networks on August 31, 2005. Web.com obtains Internet connectivity for those servers, and for the customers who rely on those servers, in part through direct arrangements with network service providers and in part indirectly through Peer 1 Networks. Web.com also utilizes other third-party data centers, including those at other Peer 1 and Level 3 locations. In the future, Web.com may house other servers and hardware items in facilities owned or operated by other service providers.
A disruption in the ability of one of these service providers to provide service to Web.com could cause a disruption in service to Web.com’s customers. A service provider could be disrupted in its operations through a number of contingencies, including unauthorized access, computer viruses, accidental or intentional actions, electrical disruptions, and other extreme conditions. Although Web.com believes it has taken adequate steps to protect itself through its contractual arrangements with its service providers, Web.com cannot eliminate the risk of a disruption in service resulting from the accidental or intentional disruption in service by a service provider. Any significant disruption could cause significant harm to Web.com, including a significant loss of customers. In addition, a service provider could raise its prices or otherwise change its terms and conditions in a way that adversely affects the Company’s ability to support its customers or financial performance.
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
Although the Company continues to implement industry-standard security measures, third parties may be able to overcome any measures that it implements. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive and the efforts to address such problems could result in interruptions, delays, or cessation of service to customers, and harm the Company’s reputation and growth. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet, especially as a means of conducting commercial transactions.

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
The law relating to the liability of online services companies for information carried on or distributed through their networks is currently unsettled. Online services companies could be subject to claims under both United States and foreign law for defamation, negligence, copyright or trademark infringement, violation of securities laws or other theories based on the nature and content of the materials distributed through their networks. Several private lawsuits seeking to impose such liability upon other entities are currently pending against other companies. In addition, organizations and individuals have sent unsolicited commercial eMails from servers hosted by service providers to massive numbers of people, typically to advertise products or services. This practice, known as “spamming,” can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. The Company may, in the future, receive letters from recipients of information transmitted by its customers objecting to such transmission. Although the Company prohibits its customers by contract from spamming, it cannot provide assurances that its customers will not engage in this practice, which could subject it to claims for damages. In addition, the Company may become subject to proposed legislation that would impose liability for or prohibit the transmission over the Internet of some types of information. Other countries may also enact legislation or take action that could impose liability on the Company or cause it not to be able to operate in those countries. The imposition upon the Company and other online services of potential liability for information carried on or distributed through its systems could require it to implement measures to reduce its exposure to this liability, which may require it to expend substantial resources, or to discontinue service offerings. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals also could affect the rate of growth of Internet use.
Web.com’s business operates in an uncertain legal environment where future government regulation and lawsuits could restrict Web.com’s business or cause unexpected losses.
Due to the increasing popularity and use of the Internet, laws and regulations with respect to the Internet may be adopted at federal, state, and local levels. Potential laws might cover issues such as user privacy, freedom of expression, pricing, characteristics, quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. The Company cannot fully predict the nature of future legislation and the manner in which government authorities may interpret and enforce such legislation. As a result, Web.com and its customers could be subject to potential liability under future legislation, which in turn could have a material adverse effect on the Company’s business. The adoption of any such laws or regulations might decrease the growth of the Internet which in turn could decrease the demand for the Company’s services, or increase the cost of doing business. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. These laws generally pre-date the advent of the Internet and related technologies and, as a result, do not consider or address the unique issues of the Internet and related technologies.
Web.com’s stock price may be volatile which could cause an investment in its common stock to decrease significantly.
The market price of Web.com’s common stock has experienced significant volatility. The price has been and is likely to continue to be highly volatile. The following are examples of factors or developments that would likely cause the Company’s stock price to continue to be volatile:

•	Variations in operating results and analyst earnings estimates;

•	The volatility of stock in the sectors within which it conducts business;

•	Announcements by Web.com or its competitors regarding introduction of new services;

•	General changes in economic conditions;

•	Changes in the volume of trading in its common stock; and

•	The Company’s inability to reduce the rate of account cancellations, or to increase the rate of account additions, or both.
During the 52 weeks ended December 31, 2006 the high and low closing price for Web.com common stock on NASDAQ was $6.45 and $3.63, respectively.
Web.com could face liability and expense in connection with its acquisition of WebSource Media and related litigation.
On May 19, 2006, Web.com acquired WebSource Media which was merged into a wholly owned subsidiary of Web.com. On June 12, 2006, the Federal Trade Commission filed a complaint under seal in federal court in Texas alleging that WebSource Media, together with its former owners and other defendants, engaged in unfair and deceptive trade practices in connection with the marketing and sale of WebSource Media’s products. All WebSource Media telemarketing activities and sales to new customers were halted on or about June 13, 2006. On June 21, 2006 the federal court entered an order that froze the assets of WebSource Media and appointed a Receiver over WebSource Media. Pursuant to that order, Web.com was appointed as an agent of the Receiver to perform certain services with respect to WebSource Media. Web.com is not a party to the FTC litigation, however there can be no assurance that the FTC will not include Web.com at a future date.
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
Web.com could face liability and expense in connection with these matters. Web.com cannot determine at this time what liability, if any, WebSource Media may have as a result of the FTC litigation. WebSource Media may also face liability to third parties in connection with the acts and practices alleged by the FTC in that litigation. Even if WebSource Media is ultimately determined to have no liability for the acts and practices alleged by the FTC, we expect that there will be little or no value after the Receiver returns control of the business to the Company.
WebSource Media was engaged in LEC billing, a practice Web.com had limited experience with. There could be liability associated with these billing practices outside of what is currently known. Web.com may incur expense and experience inconvenience and distraction in connection with its involvement in the matter through its role as the agent of the Receiver and as the owner of WebSource Media. In addition, although Web.com has sued the former owners of WebSource Media and is seeking to recover damages from those defendants, there can be no guarantee that Web.com will prevail in that litigation or, if it prevails, that the defendants will have sufficient resources to pay Web.com’s damages.
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
Web.com could lose its ability to process credit card transactions
A substantial portion of Web.com’s revenues are collected by credit card payments and Web.com requires a valid credit card to be on file for nearly all of its retail customers. Credit card fraud occurs when an Internet user attempts to open an account at Web.com using an invalid credit card. Although Web.com has controls in place intended to reduce or mitigate the impact of credit card fraud, Web.com cannot prevent all credit card fraud. Significant amounts of credit card fraud may introduce error into Web.com’s reported revenues. In addition, when Web.com uncovers subscriber accounts that were created with invalid credit cards, Web.com routinely cancels those accounts. Such cancellations can result in charge-backs to the owner of the credit card and excessive charge-backs and other negative experience resulting from credit card fraud could lead credit card companies to deny Web.com the ability to process credit card transactions or could result in Web.com paying higher fees to credit card companies.

ITEM 1B. Unresolved Staff Comments
The Company has not received any written comments from the Securities and Exchange Commission on its periodic reports that remain unresolved.
ITEM 2. Properties
As of December 31, 2006 Web.com had leases on several facilities, including 107,005 square feet (of which 34,250 sq. ft. was subleased) in Atlanta, Georgia; 45,000 square feet (of which 18,704 sq. ft. was subleased) in Tukwila, Washington; and 2,789 square feet in Concord, Massachusetts.
Pursuant to the Asset Purchase Agreement with Peer 1 Acquisition Corp. and Peer 1 Network Enterprises (“Peer 1”), Web.com was relieved of its obligation with respect to 36,210 square feet of data center space in Atlanta, Georgia and all of the facility in Miami, Florida. In addition, Peer 1 assumed all of Web.com’s obligations under the lease for data center space in Fremont, California, although the landlord for that lease has not relieved Web.com of its obligations under the lease in the event Peer 1 defaults in its obligations to the landlord. Web.com and Peer 1 entered into the Rental Fund Escrow Agreement under which Peer 1 is obligated to pay $30,000 per month, from September 2005 through July 2008, into an escrow account to serve as collateral for Peer 1’s obligations under the Fremont lease. Subject to the Rental Fund Escrow Agreement, under certain conditions Web.com has recourse to the escrow fund to satisfy obligations owed to the landlord in the event Peer 1 fails to satisfy those obligations directly.
ITEM 3. Legal Proceedings
The Company is a party to several litigation matters outside of the ordinary course of business.
On August 2, 2006 the company filed suit in the United States District Court for the Western District of Pennsylvania against Federal Insurance Company and Chubb Insurance Company of New Jersey. The suit seeks, among other things, a declaratory judgment that the two insurance companies owe the Company a defense and indemnification for costs associated with the Pair Networks Litigation (see below). The suit also seeks recovery against the insurance companies for breach of contract, insurance company bad faith and breach of fiduciary duty.
On June 19, 2006, the Company filed suit in the United States District Court for the Northern District of Georgia against The Go Daddy Group, Inc. The Company is seeking damages, a permanent injunction, and attorney fees related to infringement of four of the Company’s patents. There can be no assurance that the Company will be able to recover the amounts claimed in this case.
On June 12, 2006, the FTC filed a sealed action in the United States District Court for the Southern District of Texas against WebSource Media, LLC, n/k/a WebSource Media, certain of its former members, Telsource International (a telemarketing firm that provided telemarketing services to WebSource Media) and certain of the principals of Telsource International. In addition, the FTC obtained a Temporary Restraining Order and Order Appointing a Temporary Receiver which, among other things, froze the assets of all of the defendants and appointed a receiver for WebSource Media and the other corporate defendants. In its complaint, the FTC alleged that WebSource Media and the other defendants were operated as a “common enterprise” for the purpose of inducing consumers to purchase websites from WebSource Media using “unfair and deceptive” trade practices sometimes known as “cramming.” On June 21, the Court issued an Agreed Preliminary Injunction Order appointing the Company as an agent for the Receiver. Pursuant to this Order, the Company has acted on behalf of the Receiver in certain respects with respect to the WebSource Media business. Discovery and other proceedings in this FTC litigation have been stayed temporarily during the receivership period. (See “Acquisition and Impairment of WebSource Media.”)
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
The Company has commenced arbitration against the former members of WebSource Media, seeking damages for fraud, fraudulent inducement, and breach of contract. The outcome of arbitration cannot be assured and there can be no guarantee that the Company will be able to recover the amounts claimed in this case. The former members of WebSource Media have denied liability and asserted counterclaims against Web.com in the arbitration. They argue, among other things, that their employment was terminated without cause and that such termination entitles them to an accelerated payment of the earn-out consideration at issue in the May 19, 2006 merger agreement of up to approximately $7 million in cash, 1.325 million shares of Web.com stock and warrants for the purchase of up to 750,000 shares of Web.com stock at a purchase price of $6 per share. Any accelerated earn-out consideration is subject to certain limitations, deductions, off-sets and adjustments as further provided in the merger agreement. The former members of WebSource Media have also filed suit against Web.com and that suit is now pending in the U.S. District Court for the Southern District of Texas. The civil suit makes many of the same claims as were asserted in the arbitration described above. Web.com will assert counterclaims in the civil suit that are substantially identical to those asserted in the arbitration described above.

In December 2005, Vincent Salazar sued the Company in state court in California, claiming that he was entitled to compensation in connection with the Company’s acquisition of web hosting accounts from AT&T in January 2002. In March 2006 the court dismissed all claims against the Company. Salazar has appealed the court’s dismissal of the case and that appeal has now been briefed to the California Court of Appeals.
In or around March, 2006, a former employee, Randy Nein, also sued the Company in state court in California claiming that he was due compensation in connection with the Company’s acquisition of web hosting accounts from AT&T in January 2002. The Company is now defending that case.
In January 2007, the Company entered into a settlement agreement and mutual release of claims with Certain Underwriters at Lloyd’s of London (the “Underwriters”) to resolve the Company’s suit against the Underwriters pending in state court in Idaho. The Company had filed suit in 2005 to recover its attorneys’ fees and amounts paid in settlement in an earlier case (the “Smith Litigation”) in which a putative class of former employees had claimed to be owed amounts representing unpaid overtime and other wages. The Underwriters had issued an insurance policy in 2000 that the Company contended should have provided indemnification and a defense in the Smith Litigation. Pursuant to the settlement, the Company received a payment of $6 million from the Underwriters, resulting in net proceeds of approximately $3.6 million after the deduction of legal fees and other expenses.
The Company is defending a case tried in the United States District Court for the Southern District of Florida. This dispute arose out of the management of a colocated server by the Company’s predecessor, Worldwide Internet Publishing Corporation. The Company was ordered to pay damages of $1.00 in response to the Company’s pre-trial and post-trial motions. The case is on appeal.
In May 2004, Net Global Marketing filed suit against the Company and its predecessor, Dialtone, in state court in Los Angeles, California asserting claims for lost data. The Company had cancelled Net Global’s web hosting accounts in October 2002 and again in January 2003 as a result of complaints that the servers were being used to send spam, and has asserted counterclaims arising from these incidents. The Company removed the case to federal court and filed a motion to dismiss in favor of arbitration which was denied, a decision the Company appealed to the Ninth Circuit Court of Appeals. In January 2007 the Ninth Circuit denied the Company’s appeal and the Company expects the case will now proceed in state court. The Company believes that it has adequate defenses including provisions in the contract with the plaintiff that shield Dialtone from damages for “erasure” and “loss of data” and generally prohibit recovery of the kind of damages sought by plaintiff.
The Company has filed suit in Cobb County, Georgia against Gabriel Murphy, one of the former principals of Communitech.Net, Inc. (“Communitech”) which was acquired by the Company in February 2002. In the litigation, the Company contends that Murphy violated various covenants under his employment agreement and related contracts with the Company, defamed the Company, violated fiduciary duties he owed the Company, violated his duty of loyalty to the Company and committed fraud against the Company. In particular, in motions filed in this litigation the Company contends that Murphy assisted a former employee named Jason Park in creating a competing web hosting company called Bent Axis, LLC using Company equipment and facilities that was operated out of the Communitech data center in Kansas City, Missouri. In those motions the Company also contends that Murphy signed a putative contract on behalf of Interland with a company formed by Murphy for the purpose of billing the Company for Internet advertising and later had his wife use an assumed name in an effort to collect invoices arising under that putative contract. In this litigation the Company also seeks to recover payment of a promissory note signed by Murphy in February 2002 in the approximate amount of $735,000, representing a cash advance the Company made to Murphy at the time of the closing of the Communitech acquisition. Murphy has asserted various counterclaims in response.
In February 2003, Mr. Bryan Heitman, also a former principal of Web.com’s subsidiary Communitech, and Mr. Murphy filed a lawsuit against the Company, its former Chief Executive Officer, Mr. Joel Kocher, and Communitech, in Jackson County, Missouri claiming, among other things, that the Company fraudulently induced Murphy and Heitman to enter into the Merger Agreement by making inaccurate or incomplete disclosures and, in the alternative, breached the Merger Agreement by failing to have the Form S-3 registration statement for their stock declared effective by the SEC on a timely basis. The complaint seeks compensatory and punitive damages in an unspecified amount. The court has set a trial date in June 2007.
In late 2001, Pair Networks, a competing web services company, attempted to mount a class action against the Company under the Telephone Consumer Protection Act after Pair Networks allegedly received a one-page fax from the Company. In February 2007 the court in Allegheny County, Pennsylvania, denied the motion of the plaintiffs to certify a class in a case styled Pair Networks et al. v. Interland et al (the “Pair Networks Litigation”). This ruling means that the three named plaintiffs in the case may only proceed with individual claims against the Company which can amount to not more than $1,500 each. While the plaintiffs are expected to appeal the court’s February 2007 decision dismissing the class action, the Company plans to defend that appeal and believes that no material adverse effect on the Company will occur as a result of this litigation.
The Company is also a defendant in a number of other lawsuits seeking lesser amounts and which the Company regards as unlikely to result in any material payment.

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
With respect to each of the foregoing matters where parties have asserted claims against the Company, the Company believes it has adequate defenses, intends to defend itself vigorously, and believes the litigation will not result in any material adverse effect to the Company.
The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of its estimates and reserves, the Company’s cash balances could nonetheless be materially affected by an adverse judgment. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company believes it has adequately reserved for the contingencies arising from the above legal matters where an unfavorable outcome is deemed to be probable and the loss amount can be reasonably estimated. As such, the Company does not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on its results of operations, its financial condition, or its cash flows.
ITEM 4. Submission Of Matters To A Vote Of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.
PART II
ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and issuer purchases of equity securities
Web.com’s common stock trades on the NASDAQ Global Market under the symbol “WWWW.” The following table shows the high and low close prices for the Company’s common stock, as reported by the NASDAQ Global Market:

Quarter Ended	High	Low
December 31, 2006	$4.28	$3.63
September 30, 2006	$5.98	$3.96
June 30, 2006	$6.45	$5.25
March 31, 2006	$6.02	$3.90

December 31, 2005	$4.94	$2.79
November 30, 2005	$4.03	$2.50

August 31, 2005	$2.70	$1.90
May 31, 2005	$2.53	$1.86
February 28, 2005	$3.27	$2.56
November 30, 2004	$3.94	$3.12
The following graph compares the cumulative total shareholder return on the Company’s common stock for the period August 31, 2001 through December 31, 2006 with the cumulative total return for the same period as (i) the NASDAQ Computer Index, (ii) the NASDAQ US Index and (iii) a peer group selected by the Company’s management. Each of these indices is prepared by a third party and is publicly available.
Note: Management cautions that the stock price performance information shown in the graph below may not be indicative of current stock price levels or future stock price performance.

Compensation of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2006
Authorized shares of common stock
At the Annual Meeting of Shareholders on March 31, 2006, the Shareholders of the Company approved the proposal of the Board of Directors to increase the number of the Company’s authorized shares by five million (5,000,000) shares from twenty one million (21,000,000) shares to twenty six million (26,000,000) shares.
Shareholder Rights Plan
In August 2006 the Board of Directors adopted a shareholder rights plan. The primary purpose of the shareholder rights plan is to preserve the Company’s net operating loss carryforwards, or “NOLs,” for federal income tax purposes. NOLs are past losses that a corporation can use to reduce future taxable income. As of the beginning of 2006, the Company had NOLs of approximately $317 million.
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
As part of the adoption of the rights plan, the Company’s Board of Directors declared a dividend of one right for each share of Common Stock held of record as of the close of business on August 15, 2006. The rights may cause substantial dilution to a person or group that attempts to acquire 5% or greater of Web.com’s Common Stock on terms not approved by the Board of Directors. Acquisitions of the Company’s Common Stock that would otherwise trigger the rights under the terms of the plan are permitted where the Board of Directors has determined, prior to consummation, that the transaction is fair to and in the best interests of the Company’s shareholders.
On March 7, 2007, Web.com’s Board of Directors approved an amendment to its Shareholder Rights Plan to accelerate its expiration date from July 23, 2007 to March 13, 2007. The Company had adopted the Shareholder Rights Plan in July 2006 to protect its approximately $317 million in net operating loss carry-forwards (NOLs). Since that date, the composition of the Company’s shareholders has changed so that there is less of a risk of a change in ownership that could jeopardize the NOLs under applicable tax laws.
Holders Of Record
On February 1, 2007, the closing price of Web.com’s common stock as reported on the NASDAQ Global Market was $4.55 per share and there were approximately 1,065 shareholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends
The Company has not declared or paid any cash dividend and does not foresee paying any cash dividends in the foreseeable future.
ITEM 6. Selected Financial Data
We derived the following selected financial data from our audited consolidated financial statements.
In August 2005, the Company sold its dedicated hosting accounts and related assets, resulting in reduced revenues as reflected in the table below. During the fiscal year ended August 31, 2003, the Company acquired a Web and applications hosting company and a developer of software-based website solutions. During the fiscal year ended August 31, 2002, the Company acquired three Web and applications hosting companies, as well as Web hosting accounts from Interliant, Inc., Burlee and AT&T.
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

		Four
	Year	Months
	Ended	Ended
	Dec. 31,	Dec. 31,	Years Ended August 31,
(In thousands, except per share amounts)	2006	2005	2005	2004	2003	2002
Statements of operations data:
Revenues	$49,140	$16,292	$88,608	$102,745	$106,638	$101,628
Goodwill impairments	—	—	—	66,587	89,928	—
Asset impairments	—	—	—	7,009	13,868	—
Income (loss) from continuing operations	(13,269)	(2,894)	(19,450)	(102,959)	(178,791)	(5,272)
Net Income (loss)	(13,724)	(3,040)	(19,889)	(104,663)	(173,879)	(11,293)
Earnings (loss) per share, continuing operations
Basic and Diluted	(0.80)	(0.18)	(1.21)	(6.40)	(12.19)	(0.38)
Net Income (loss) per share
Basic and Diluted	(0.83)	(0.19)	(1.24)	(6.50)	(11.85)	(0.82)

Balance sheet data:
Total assets	38,428	51,124	56,559	84,912	207,042	395,278
Total debt	3,674	5,543	3,369	5,744	12,499	31,166
Shareholders’ equity	20,956	28,222	29,943	48,899	152,658	297,730
The above per share amounts have been adjusted to reflect the Company’s 1-for-10 reverse stock split, which became effective on August 1, 2003.
ITEM 7. Management’s Discussion And Analysis Of Financial Condition and Results Of Operations
On October 17, 2005, the Board of Directors approved a change in fiscal year end from August 31 to December 31, effective as of December 31, 2005. As a result, the financial periods presented and discussed below will be defined as follows: (i) year ended December 31, 2006 represents the twelve months ended December 31, 2006; (ii) four-month transition period ended December 31, 2005 represents the four months ended December 31, 2005; (iii) year ended August 31, 2005 represents the twelve months ended August 31, 2005; and (iv) year ended August 31, 2004 represents the twelve months ended August 31, 2004. All tabular dollar amounts are stated in thousands, except per share amounts.
Overview
Web.com, Inc. (NASDAQ: WWWW) is a leading destination for simple yet powerful solutions for websites and web services. The Company offers do-it-yourself and professional website design, website hosting, eCommerce, web marketing, and eMail. Since 1995,

Web.com has been helping individuals and small businesses leverage the power of the Internet to build a web presence. In fact, more than four million websites have been built or hosted using Web.com proprietary tools, services and patented technology.
Web.com understands that people want to leverage the power of the Internet to express themselves or to grow their business, but typically don’t have the time, resources or technical know-how to create, manage and promote a successful website. To address the market’s growing demands, Web.com offers a virtual one-stop-shop of simple, feature-rich web tools and services including do-it-yourself and professional website design, website hosting, eCommerce, web marketing, and eMail. As one of the longest-standing leaders in the website hosting industry, Web.com offers powerful, proprietary, point-and-click technologies and expert support professionals to ensure simplicity and ease-of-use at every step of the process.
The Board of Directors recruited Jeff Stibel to join the company as President and Chief Executive Officer in August 2005. In addition to Mr. Stibel, the Company added Seymour Holtzman as its Chairman and Alex Kazerani and Efrem Gerszberg to its Board. Subsequent to August 2005, the company’s senior management team developed a three-pronged business strategy for the company, consisting of stabilization, diversification, and growth. One of the first steps in implementing this strategy was the Company’s decision to focus on offering products and services utilizing shared hosting only (multiple users sharing a server) and ceasing to offer the products and services requiring dedicated hosting (one user on one server). Consequently, in August 2005, the Company sold the dedicated server assets to an unrelated third party.
By shifting to a business that requires minimal incremental capital expenditures for the addition of new customers (shared hosting), from a business that requires significant incremental expense for each new customer (dedicated hosting), the Company should be able to recognize significant cost savings over time and rationalize the existing infrastructure in a cost-efficient way. A major goal of the Company is to create a scalable web services business model that is customer-focused and drives revenue growth.
The current Web hosting business was formed through several company and account acquisitions that occurred from October 2001 through June 2006.
Critical Accounting Policies and Estimates
This discussion and analysis of financial condition and results of operations has been prepared by management based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its critical accounting policies and estimates, including those related to revenue recognition, advertising, valuation of accounts receivable, property, plant and equipment, long-lived assets, intangible assets, and contingencies. Estimates are based on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
The Company considers the following accounting policies important in understanding the operating results and financial conditions of Web.com. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods.
•	Revenue Recognition – Revenues from continuing operations through August 2005 were primarily generated from shared and dedicated Internet Web hosting, managed services, eCommerce services, applications hosting, domain name registrations, and website development services. After August 31, 2005, the Company no longer provided dedicated web hosting product services. Revenues are recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to twenty-four months and sometimes require up-front set-up fees, which are deferred and recognized ratably over the customers’ expected service period. Deferred revenues represent the liability for advance billings to customers for services not yet provided. The Company may permit an early termination of a term contract subject to penalties.

•	Stock-Based Compensation – Effective September 1, 2005 the Company records stock-based compensation in accordance with Statement of financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), which requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. The Company applies the Black-Scholes option pricing model and recognizes compensation cost on a straight-line basis over the vesting periods for the awards. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield.

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

•	Valuation of Accounts Receivable — Judgment is required when the Company assesses the likelihood of ultimate realization of recorded accounts receivable, including assessing the likelihood of collection and the credit-worthiness of customers. If the financial condition of the Company’s customers were to deteriorate or their operating climate were to change, resulting in an impairment of either their ability or willingness to make payments, an increase in the allowance for doubtful accounts would be required. Similarly, a change in the payment behavior of customers generally may require an adjustment in the calculation of an appropriate allowance. Each month management reviews customer payment patterns, historical credit card charge-backs, customer cancellation trends, and comparative aged receivables balances in order to determine the appropriate amount of allowance for doubtful accounts receivable to record. The majority of customer payments are made by credit card and all trade receivable balances over 60 days are fully reserved. Additionally, all trade balances 60 days or less are reserved based on historical data. The Company believes that the current allowance for doubtful accounts receivable is adequate to cover a reasonably expected level of uncollectible accounts receivable as of the balance sheet date.

•	Property, Plant, Equipment and Long Lived Assets - The Company utilizes significant amounts of property, plant and equipment in providing service to its customers. For financial statement reporting purposes, the Company uses straight-line depreciation for property, equipment, and leasehold improvements over its estimate of their useful lives. The Company uses estimated useful lives of two to five years for equipment and software. Changes in technology or changes in the intended use of property, plant, and equipment may cause the estimated period of use or the value of these assets to change. The Company periodically confirms the appropriateness of estimated economic useful lives for each category of property, plant, and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

•	Goodwill and Intangible Assets - In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), the Company periodically evaluates goodwill and intangible assets for potential impairment. The Company tests for the impairment of goodwill and intangible assets annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount by determining whether the Company’s carrying value exceeds its fair value. Fair value is ascertained by using quoted values of the Company’s stock and by using discounted values of expected future cash flows. If impairment of carrying value based on estimated future cash flows exists, the Company measures the impairment through the use of discounted cash flows. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational considerations. Future events could cause the Company to conclude that impairment indicators exist and that other intangible assets associated with acquired businesses are impaired. Management retained valuation specialists to assist in the valuation of its intangible assets for purposes of determining the implied fair value of goodwill at May 31, 2004. Upon completion of the annual assessment, the Company recorded a non-cash impairment charge of $66.6 million to remove the remainder of the carrying value of goodwill existing at that date. In addition, the company recorded an impairment charge of $7.0 million for its other intangible assets. Other intangible assets are amortized over an estimate of their period of economic benefit.

•	Contingencies — The Company is subject to proceedings, lawsuits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business. The Company is required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. A determination of the amount of the loss accrual required, if any, for these contingencies, is made after careful analysis of each individual issue. The Company consults with legal counsel and other experts where necessary to assess any contingencies. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Key Metrics
As of December 31, 2006 the Company had approximately 155,000 paid hosting subscribers compared to approximately 137,000 subscribers as of December 31, 2005. There were 137,000 paid hosting subscribers as of August 31, 2005. Net organic growth of approximately thirteen thousand accounts was the main reason for this growth. Other subscriber growth was the result of acquisitions. In addition to these hosting paid accounts, the Company also builds hundreds of thousands of more basic websites under plans formerly marketed by Trellix through Internet portals and other companies, such as Verizon, EarthLink, Lycos, and others.
Average Monthly Customer Churn (“Churn”) was 2.3%, 1.9%, 2.1%, and 2.4% for the year ended December 31, 2006, four months ended December 31, 2005, year ended August 31, 2005, and year ended August 31, 2004, respectively. Churn is calculated as the number of subscribers cancelled during the period divided by the sum of the number of subscribers at the beginning of the period plus the gross number of subscribers added during the period, divided by the number of months in the period.
Subscriber Acquisition Cost (“SAC”) was $96, $116, and $178 for the year ended December 31, 2006, four months ended December 31, 2005, and year ended August 31, 2005 respectively. Subscriber Acquisition Cost is calculated as the cost of advertising and marketing expenditures, divided by gross subscriber additions other than through acquisitions during the period.
The Company’s Average Revenue Per User (“ARPU”) was $26.07, $27.70, $26.86, and $27.14 for the year ended December 31, 2006, four months ended December 31, 2005, year ended August 31, 2005, and year ended August 31, 2004 respectively. ARPU is expressed in a monthly equivalent basis and it is calculated using the GAAP Hosting revenue for the year reported divided by the average number of subscribers for the year, divided by the number of months in the period.
In the Asset Purchase Agreement dated August 31, 2005 between the Company and Peer 1 Acquisition Corp. and Peer 1 Network Enterprises, Inc., Web.com sold approximately 8,300 dedicated servers and the customer accounts to which those servers related, together with its three data center facilities and other assets for approximately $14 million in cash.
The Company’s consolidated financial information presents the net effect of discontinued operations separate from the results of the Company’s continuing operations.
Discontinued Operations
PC Systems
In the fiscal year ended August 31, 2001 the Company discontinued the operations of its PC Systems business segment, which was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Company retained all liabilities of the PC Systems business not assumed by GTG PC (“Gores”), including, for example, liabilities for taxes arising prior to the closing of the transaction, employee termination and related expenses, and any contingent liabilities arising prior to the closing date.
Through May 31, 2003, or for the applicable statute of limitations with respect to taxes and government contracts, the Company is obligated to indemnify the purchaser and affiliated entities for any breaches of the representations and warranties contained in the agreement. In addition, the Company is obligated for an indefinite period of time to indemnify the purchaser and affiliated entities for any breaches in covenants. The agreement provides that the maximum aggregate liability of the Company for indemnification under the agreement is $10.0 million. To date the Company has not made any indemnification payments. Web.com believes it is unlikely that it will have any obligation to indemnify Gores because the applicable statute of limitations has also passed for most applicable matters
During the current year ended December 31, 2006, the Company recognized a loss of $0.5 million from discontinued operations. This loss consisted primarily of $0.7 million in legal expenses, offset by a $0.2 million reduction in previously accrued liabilities. During the four months ended December 31, 2005, the Company recognized a loss of $0.1 million from discontinued operations. In the fiscal year ended August 31, 2005, the Company recognized a loss of $0.4 million from discontinued operations. This loss consisted primarily of required legal fees and reserves in defense and settlement of Micron PC legal matters offset by a reduction to a previously recorded sales tax reserve of $0.8 million. In the fiscal year ended August 31, 2004, the Company recognized a loss of $1.7 million from discontinued operations. This loss consisted primarily of required legal fees and reserves in defense and settlement of Micron PC legal matters. Most of the Company’s Micron litigation has been settled and the company does not expect to incur any substantial discontinued expenses in the foreseeable future.

Sale of Accounts
Hostcentric Shared Accounts and Related Assets
On May 5, 2005, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Caird Corporation (the “Buyer”), pursuant to which the Buyer purchased from the Company approximately 32,000 shared web hosting customer accounts, together with related equipment, trademarks, domain names, and miscellaneous assets. The Company decided that these customers were unlikely purchasers of the Company’s marketing-oriented services and products, but rather were interested in obtaining mere technical hosting – a service which the Company believes Caird provided more efficiently. In particular, the shared hosting accounts sold consisted of both shared hosting accounts that were part of the Hostcentric acquisition in June 2003 as well as accounts for customers who purchased shared hosting services under the Hostcentric brand thereafter (collectively, the “Accounts”). Many of the accounts were acquired by Hostcentric pre-merger pursuant to a reseller plan which, after an initial payment, offered additional accounts at a deeply discounted price.
Substantially all of the sold accounts were serviced through the Company’s leased facility in Orlando, Florida and were never integrated into the Company’s ticketing and hosting platform due to the different billing structure and processes of these accounts. The Company determined that the migration of these accounts into its billing and hosting platforms could result in significant breakage and a corresponding decline in customer satisfaction. The Company closed the Orlando facility in the quarter ended August 31, 2005 and terminated 32 employees in connection with that closure.
The total selling price for the Accounts was $3.4 million, which was received at closing, less commissions and deferred revenue adjustments. As a result of the sale, the Company recognized a net gain of $1.4 million, net of transaction costs in connection with the sale, which was recorded as a gain on sale of accounts in the Consolidated Statement of Operations. The carrying amounts of assets and liabilities disposed of in relation to this sale totaled approximately $1.3 million, consisting of $1.2 million of intangibles, net of amortization and $0.5 million of other assets, offset by $0.4 million of deferred revenue.
As an offset to the loss of revenue, the Company was paid a “carrying cost” per customer by the buyer during the transition period. The Company received carrying costs payments through the month of July 2005 of $0.4 million, at which point, all sold customers were successfully migrated to the buyer.
Dedicated Accounts and Related Assets
On August 31, 2005 the Company sold substantially all of its dedicated server assets and the customer accounts associated with those assets to Peer 1 Acquisition Corp. (“Peer 1 Acquisition”). As part of that transaction, Peer 1 Acquisition acquired the Company’s three data centers in Atlanta, Georgia, Fremont, California, and Miami, Florida. The Company entered into several agreements with Peer 1 Network Enterprises, Inc. (“Peer 1), the parent corporation of Peer 1 Acquisition, under which Peer 1 agreed to provide colocation, network connectivity, and related services to the Company. The sale of assets, and the accompanying assignment of lease obligations for the Atlanta, Miami and Fremont data centers, together with the transfer and termination of approximately 139 employees no longer required for the operation of the dedicated server assets allowed the Company to focus on its web hosting business and decrease the Company’s fixed costs.
As a result of the sale, the Company recognized a loss of $0.2 million in the quarter ended August 31, 2005. The total sales price for the Assets was $14.0 million in cash, plus a working capital adjustment of $0.6 million, less transaction costs of $1.2 million and disposal of assets and liabilities of $13.6 million. Of the total sales price, $2.8 million was held in escrow pursuant to an Escrow Agreement signed at closing to secure Web.com’s indemnification obligations under the Asset Purchase Agreement. The amount of $2.4 million was released from the escrow account in September 2006, with $2.2 million released to the Company and $0.2 million to Peer 1. The remaining balance of $0.4 million will be released when all pending claims have been settled.
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

Due to the Company’s change in its fiscal year end, certain unaudited periods are presented to facilitate a meaningful comparison of financial results between periods.

	Year Ended		Four Months Ended December 31,				Years Ended August 31,
	December 31, 2006		2005		2004		2005		2004
	(Unaudited)
Revenues	$49,140	100.0%	$16,292	100.0%	$30,573	100.0%	$88,608	100.0%	$102,745	100.0%

Operating costs and expenses:
Network operating costs	9,010	18.3%	2,963	18.2%	7,474	24.4%	22,903	25.8%	28,254	27.5%
Sales and marketing	14,054	28.6%	3,411	20.9%	5,264	17.2%	18,503	20.9%	19,948	19.4%
Technical support	6,811	13.9%	2,348	14.4%	5,050	16.5%	13,084	14.8%	17,965	17.5%
General and administrative	24,684	50.2%	7,204	44.2%	9,847	32.2%	30,489	34.4%	30,835	30.0%
Bad debt expense	1,134	2.3%	373	2.3%	632	2.1%	1,761	2.0%	3,690	3.6%
Depreciation and amortization	5,415	11.0%	1,750	10.7%	7,705	25.2%	21,239	24.0%	30,650	29.8%
Restructuring costs	—	0.0%	1,626	10.0%	—	0.0%	2,616	3.0%	756	0.7%
Impairment of investment in and advances to WebSource Media	3,488	7.1%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Goodwill impairment	—	0.0%	—	0.0%	—	0.0%	—	0.0%	66,587	64.8%
Asset impairment	—	0.0%	—	0.0%	—	0.0%	—	0.0%	7,009	6.8%
(Gain) Loss on sale of accounts	(14)	0.0%	—	0.0%	—	0.0%	(1,210)	-1.4%	—	0.0%
Other expense (income), net	61	0.0%	(165)	-1.0%	(14)	0.0%	(41)	0.0%	(192)	-0.2%

Total operating costs and expenses	64,643	131.5%	19,510	119.8%	35,958	117.6%	109,344	123.4%	205,502	200.0%

Operating loss	(15,503)	-31.5%	(3,218)	-19.8%	(5,385)	-17.6%	(20,736)	-23.4%	(102,757)	-100.0%
Interest income (expense), net	982	2.0%	324	2.0%	95	0.3%	436	0.5%	(202)	-0.2%

Loss from continuing operations before income taxes	(14,521)	-29.6%	(2,894)	-17.8%	(5,290)	-17.3%	(20,300)	-22.9%	(102,959)	-100.2%
Income tax benefit	1,252	2.5%	—	0.0%	—	0.0%	850	1.0%	—	0.0%

Loss from continuing operations	(13,269)	-27.0%	(2,894)	-17.8%	(5,290)	-17.3%	(19,450)	-22.0%	(102,959)	-100.2%

Net loss per share from continuing operations	$(0.80)		$(0.18)		$(0.33)		$(1.21)		$(6.40)
The loss from continuing operations for the year ended December 31, 2006 was $13.3 million, or negative $0.80 per share basic and diluted, on revenues of $49.1 million. This compares to a loss from continuing operations for the year ended August 31, 2005 of $19.4 million, or negative $1.21 per share basic and diluted, on revenues of $88.6 million. Further comparison is to a loss from continuing operations for the year ended August 31, 2004 of $103.0 million, or negative $6.40 per share basic and diluted, on revenues of $102.7 million. The loss from continuing operations for the four months ended December 31, 2005 was $2.9 million or negative $0.18 per share basic and diluted, on revenues of $16.3 million compared to a loss from continuing operations for the same period in 2004 of $5.3 million or negative $0.33 per share on revenues of $30.6 million.
The results of continuing operations for the year ended December 31, 2006, the four-month period ended December 31, 2005, the four-month period ended December 31, 2004, the fiscal years ended August 31, 2005 and 2004 include all operating activities of the Company’s acquisitions.
Revenues

	Year Ended	Four Months Ended
	December 31,	December 31,	December 31,	Years ended August 31,
(In thousands)	2006	2005	2004	2005	2004
			(Unaudited)
Hosting revenue	$45,567	$15,172	$29,053	$83,937	$97,601
Other revenue	3,573	1,120	1,520	4,671	5,144

Total revenue	$49,140	$16,292	$30,573	$88,608	$102,745

Year-Ended December 31, 2006 Compared to Year Ended August 31, 2005
Total revenues decreased $39.5 million, or 44.5%, to $49.1 million for the year ended December 31, 2006 from $88.6 million for the year ended August 31, 2005. When compared to the year ended August 31, 2005, hosting revenues decreased $38.4 million, or 45.7%, for the year ended December 31, 2006. Hosting revenues are comprised of shared and dedicated hosting services and domain name registrations. The significant decline in hosting revenues is primarily attributable to the sale of the dedicated hosting line of business to Peer 1 Networks in August 2005. Additionally the Company sold approximately 7,200 dedicated web server accounts to an unrelated buyer. The Company also sold approximately 32,000 shared hosting accounts as well as accounts for customers who purchased shared hosting services under the Hostcentric brand. The combined sales of accounts and account cancellations, net of new customers obtained through sales and marketing activities, resulted in the decrease mentioned above. Account cancellations occur as a result of: a) customer action; b) termination by the Company for non-payment; or c) termination by the Company as a result of a decision to no longer provide a particular service.
Other revenues decreased $1.1 million, or 23.5%, for the year ended December 31, 2006, when compared to the year ended August 31, 2005. Other revenues are primarily comprised of consulting services, licensing fees and royalties. The decrease in other revenues is primarily attributable to the sales of dedicated hosting accounts and the related non-hosting revenues such as consulting and bandwidth transfer overage billings offset by a $0.7 million increase in license fees.
Network Operating Costs
Network operating costs were $9.0 million compared to $22.9 million for the year ended December 31, 2006 and August 31, 2005, respectively. This decrease of $13.9 million is attributable primarily to the cost savings and operational efficiencies achieved from the sale of the dedicated hosting assets and the outsourcing of some activities. It included a $6.6 million reduction in labor and benefit costs, a $3.8 million reduction in bandwidth connectivity costs, a $2.8 million reduction in software costs, a $0.9 million reduction in rent and utilities, and a $0.8 million reduction in maintenance contracts. These reductions were primarily attributable to the sale of the Hostcentric accounts and the dedicated hosting assets sold to Peer 1 in August 2005. Partially offsetting these decreases was an increase of $1.3 million in outsourced service fees.
Sales and Marketing
Sales and marketing expenses were $14.0 million compared to $18.5 million for the year ended December 31, 2006 and August 31, 2005, respectively. This decrease of $4.5 million is primarily due to the sale of dedicated hosting accounts in the year ended August 31, 2005, with the resulting reduction of $3.7 million in advertising costs and a $0.8 million decrease in salaries and payroll related expenses and commissions.
Technical Support
Technical support expenses were $6.8 million compared to $13.1 million for the year ended December 31, 2006 and August 31, 2005, respectively. The overall decrease of $6.3 million is primarily related to the cost savings realized by the sale of the dedicated hosting line of business. In the year ended August 31, 2005, the Company began outsourcing initiatives as well as a continued focus on reducing customer call volume and contacts, and reducing customer contacts through increased first call resolution rates. These efforts have yielded savings of $6.5 million in payroll and fringe benefit costs, $1.0 million in facilities overhead and $0.5 million in utility expenses. These savings are partially offset by an increase of $1.7 million in outsourcing fees.
General and Administrative
General and administrative expenses were $24.7 million compared to $30.5 million for the year ended December 31, 2006 and August 31, 2005, respectively. This decrease of $5.8 million is primarily attributable to a $4.1 million decrease in labor and labor related expenses, $2.1 million decrease in legal fees, $1.4 million decrease in professional fees, $1.2 million decrease in occupancy costs, $0.6 million in property and sales taxes, $0.8 million decrease in credit card fees, $0.6 million decrease in insurance expenses and $0.4 million of other office expenses. These decreases were partially offset by a $5.7 million increase in stock based compensation expenses.
Included within general and administrative are expenses related to the Company’s executives, human resources, finance, and accounting, legal, information technologies, product development, and quality assurance teams.
Bad Debt Expense
Bad debt expenses were $1.1 million compared to $1.8 million for the year ended December 31, 2006 and August 31, 2005 respectively. The decrease in bad debt expense is attributable to the reduced customer base after the sale of accounts in the year ended August 31, 2005.
Depreciation and Amortization
Depreciation and amortization expenses were $5.4 million for the year ended December 31, 2006 compared to $21.2 million for the year ended August 31, 2005. The decrease in depreciation expense is a result of the disposition of assets related to the sale of the dedicated accounts in August 2005.

Impairment of Investment in and Advances to WebSource Media
The Company recorded a charge of $3.5 million as an impairment of investment in and advances to WebSource Media for the year ended December 31, 2006. For details see note 5, “Acquisitions—WebSource Media, LLC”.
Gain on Sale of Accounts
There was a gain on sale of accounts of less than $0.1 million dollars for fiscal year ended December 31, 2006, compared to a $1.2 million gain for fiscal year ended August 31, 2005, attributable to a $1.4 million gain in the sale of the Hostcentric accounts and a $0.2 million loss on the sale of the dedicated accounts.
Interest Income (Expense), net
Interest income (expense), net was $1.0 million compared to $0.4 million for the year ended December 31, 2006 and August 31, 2005, respectively. Interest income (expense), net consists of interest income earned on the Company’s combined cash and cash equivalents, short-term investments, and restricted investments less interest expense on debt, primarily notes payable.
Income Tax Benefit
During the fiscal year ended December 31, 2006 the Company reached final resolutions with several federal and state taxing authorities regarding income taxes. The Company recorded a $1.3 million benefit in connection with the release of payables and reserves that were on its books. As of December 31, 2006 the Company had approximately $0.1 million reserved for income taxes.
Loss From Discontinued Operations
In fiscal 2001 the Company discontinued the operations of its PC Systems business segment, which was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”
The loss from discontinued operations was $0.5 million and $0.4 million for the year ended December 31, 2006 and August 31, 2005, respectively. The loss is primarily attributable to legal fees in defense and settlement of Micron PC legal matters.
The Company has less than $0.1 million in accrued legal fees related to the disposal of discontinued operations that are included in accrued liabilities on the Company’s consolidated balance sheet as of December 31, 2006.
Four-Month Period Ended December 31, 2005 Compared to the unaudited Four Months Ended December 31, 2004
The loss from continuing operations decreased $2.4 million, or 45.3% to $2.9 million for the four months ended December 31, 2005 from $5.3 million for the four months ended December 31, 2004. The basic and diluted loss per share from continuing operations decreased $0.15 per share, or 45.4% for the four months ended December 31, 2005 when compared to the same period of the prior fiscal year.
Revenues
Total revenues decreased $14.3 million, or 46.7%, to $16.3 million for the four months ended December 31, 2005 from $30.6 million for the four months ended December 31, 2004.
When compared to the same period of the prior fiscal year, hosting revenues decreased $13.9 million, or 47.8%, for the four months ended December 31, 2005. Hosting revenues are comprised of shared hosting services and domain name registrations. The significant decline in hosting revenues is primarily attributable to the sale in May 2005 of 32,000 shared hosting accounts as well as accounts for customers who purchased shared hosting services under the Hostcentric brand. Additionally, in August 2005, the Company sold approximately 7,200 dedicated web server accounts to an unrelated buyer. The combined sales of accounts and account cancellations, net of new customers obtained through sales and marketing activities, resulted in the decrease mentioned above. Account cancellations occur as a result of: a) customer action; b) termination by the Company for non-payment; or c) termination by the Company as a result of a decision to no longer provide a particular service.
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
Network Operating Costs
Network operating costs were $3.0 million and $7.5 million for the four months ended December 31, 2005 and 2004, respectively. This decrease of $4.5 million is attributable primarily to a $1.2 million reduction in bandwidth connectivity costs, a $2.0 million reduction in labor costs, and a $1.0 million reduction in software costs primarily attributable to the sale of the Hostcentric accounts and the dedicated hosting assets sold to Peer 1 in August 2005.
Sales and Marketing
Sales and marketing expenses were $3.4 million for the four months ended December 31, 2005 compared to $5.3 million for the four months ended December 31, 2004, respectively. This decrease of $1.9 million is primarily due to the sale of accounts in fiscal 2005, a decrease in advertising costs related to functional centralization, greater use of efficient advertising and sales practices, and a reduction in reliance on more expensive advertising.
Technical Support
Technical support expenses were $2.3 million and $5.1 million for the four months ended December 31, 2005 and 2004, respectively. The overall decrease of $2.8 million is primarily related to the Company’s continued reduction in customer call volume and contacts. This reduction has occurred largely in part to outsourcing initiatives which began in fiscal year 2005, as well as a continued focus on reducing customer contacts through increased first call resolution rates. These operational efficiencies yielded decreases of $0.4 million in contract labor and consultants, $0.1 million in telephone expenses, $0.7 million in facilities overhead and $2.2 million in salaries and benefits, partially offset by an increase of $0.8 million in outsourcing fees.
General and Administrative
General and administrative expenses were $7.2 million and $9.8 million for the four months ended December 31, 2005 and 2004, respectively. This decrease of $2.6 million is primarily attributable to a $0.8 million decrease in legal expenses, $0.6 million decrease in professional fees, and a decrease in legal reserves of $0.8 million due to a favorable court ruling. Additional decreases are due to the sale of accounts in fiscal 2005, resulting in $0.5 million decrease in salary and benefit related expenses, $0.3 million decrease in credit card fees, and $0.2 million decrease in insurance expenses. Partially offsetting these reductions were increases in contract labor expense of $0.4 million and $0.5 million of stock based compensation.
Included within general and administrative are expenses related to the Company’s executives, human resources, finance, and accounting, legal, information technologies, product development, and quality assurance teams.
Bad Debt Expense
Bad debt expenses were $0.4 million and $0.6 million for the four months ended December 31, 2005 and 2004 respectively. The decrease in bad debt expense is attributable to the reduced customer base after the sale of accounts in fiscal 2005.
Depreciation and Amortization
Depreciation and amortization expenses were $1.8 million and $7.7 million for the four months ended December 31, 2005 and 2004, respectively. The decrease in depreciation expense is a result of the disposition of assets related to the sale of the dedicated accounts in August 2005.
Restructuring Costs
Restructuring costs were $1.6 million for the four months ended December 31, 2005 with no comparative charge for the same period in the prior fiscal year. The $1.6 million expense relates to $0.8 million of termination benefits paid to employees, and $1.0 million of exit costs for vacating a portion of the office space leased by the company, partially offset by a $0.2 million reduction of a bandwidth termination reserve.

Interest Income (Expense), net
Interest income (expense), net was $0.3 million for the four months ended December 31, 2005, compared to less than $0.1 million for the four months ended December 31, 2004. Interest income (expense), net consists of interest income earned on the Company’s combined cash and cash equivalents, short-term investments, and restricted investments less interest expense on debt, primarily capital leases.
Loss from Discontinued Operations
For the four months ended December 31, 2005 a loss of $0.1 million was recognized compared to a gain of $0.6 million for the four months ended December 31, 2004. The loss is primarily attributable to legal fees in defense and settlement of Micron PC legal matters. The gain in 2004 consisted of a reduction to a previously recorded sales tax reserve of $0.8 million, offset by $0.2 million of required legal fees in defense and settlement of Micron PC legal matters.
The Company has sales and use tax assessments and audit reserves of $0.2 million, $0.7 million in contingent liabilities, and $0.4 million for other liabilities related to the disposal of discontinued operations that are included in accrued liabilities on the Company’s consolidated balance sheet as of December 31, 2005.
Year Ended August 31, 2005 Compared to Year Ended August 31, 2004
Revenues
Total revenues decreased 13.8% to $88.6 million during the year ended August 31, 2005 from $102.7 million during the year ended August 31, 2004. Hosting revenues decreased to $83.9 million during the year ended December 31, 2005 from $97.6 million in fiscal 2004. Hosting revenues are comprised of shared, dedicated, application hosting services and domain name registrations. Account cancellations occur as a result of: a) customer action; b) termination by the Company for non-payment; or c) termination by the Company as a result of a decision to no longer provide a particular service.
The $13.7 million, or 14.0%, decline in hosting revenue from 2004 to 2005 is primarily attributable to customer attrition and the sale of the Hostcentric accounts in May 2005.
In May 2005, the Company sold 32,000 shared hosting accounts that were part of the June 2003 Hostcentric acquisition as well as accounts for customers who purchased shared hosting services under the Hostcentric brand thereafter. These accounts produced approximately $4.2 million in revenue during the year ended August 31, 2005 prior to the sale. In August 2005, the Company sold approximately 7,200 dedicated web server accounts to an unrelated buyer. For the year ended August 31, 2005 these accounts produced approximately $33 million in revenues.
Network Operating Costs
Network operating costs decreased to $22.9 million in the year ended August 31, 2005 from $28.3 million in the year ended August 31, 2004. The Company’s network operating costs as a percentage of revenues decreased to 25.8% during year ended August 31, 2005 from 27.5% in the year ended August 31, 2004. This $5.4 million, or 18.9%, decrease from 2004 to 2005 is most directly related to the data center consolidation, which was a critical part of the Company’s restructuring and integration initiative. The continued reductions in bandwidth connectivity costs had a direct impact of $1.6 million reduction. In addition the Company reduced operating lease costs by $0.1 million as a result of purchasing the underlying leased equipment, a $0.6 decrease in software costs, a $0.2 million decrease in repair and maintenance costs along with a $2.2 million decrease in employee related costs.
Sales and Marketing
Sales and marketing expenses decreased to $18.5 million in fiscal 2005 from $19.9 million in fiscal 2004. The Company’s sales and marketing expenses as a percentage of revenues increased to 20.9% during 2005 from 19.4% in fiscal 2004.
This $1.4 million decrease from 2004 to 2005 is directly attributable to functional centralization and much greater use of on-line advertising and customer initiated on-line sales and a reduction in reliance on more expensive print advertising and direct mail. The continued reduction in employee related expenses had a direct impact of $2.1 million and is a result of the overall reduction of mainstream marketing personnel because of the outsourcing of web design functions. In addition, the Company reduced technical and professional fees of $0.2 million, telephone expenses of $0.1 million offset by an increase of $0.5 million in outsourcing fees and $0.7 million in advertising costs.

Technical Support
Technical support expenses decreased to $13.1 million in the year ended August 31, 2005 from $18.0 million in the year ended August 31, 2004 The Company’s technical support expenses as a percentage of revenues decreased to 14.8% during year ended August 31, 2005 from 17.5% in the year ended August 31, 2004. This decrease of $4.9 million, or 27.2% decrease from 2004 to 2005 is primarily attributable to outsourcing initiatives which began in the April timeframe, as well as a continued focus on reducing customer contacts through increased first call resolution rates. This reduction has occurred largely in part to movement of off hour and weekend support to an offshore partner, additional training, an increase in first call resolution and improved data center stability. These operational efficiencies yielded a $4.7 million decrease in salaries and benefits, a $0.5 million decrease in facility overheads, telephone expense decrease of $0.3 million offset by an increase of $0.6 million in service agreement fees.
General and Administrative
General and administrative expenses decreased to $30.5 million during year ended August 31, 2005 from $30.8 million in the year ended August 31, 2004. The Company’s general and administrative expenses as a percentage of revenues increased to 34.4% during year ended August 31, 2005 from 30.0% in the year ended August 31, 2004. This $0.3 million or 1.1% decrease from 2004 to 2005 is directly related to a decrease of $2.2 million employee related costs, a $0.3 million decrease in credit card fees, a $0.2 million decrease in investor relations costs, and a $0.8 million decrease in insurance and tax related expenses. Partially offsetting these decreases was a $1.9 million increase in legal fees, a $0.9 million increase in professional fees, and a $0.9 million increase in occupancy costs associated with office consolidation.
Bad Debt Expense
Bad debt expense decreased to $1.8 million during the year ended August 31, 2005 from $3.7 million in the year ended August 31, 2004. The Company’s bad debt expense as a percentage of revenues decreased to 2.0% during the year ended August 31, 2005 from 3.6% in the year ended August 31, 2004. This $1.9 million or 52.3% decrease from 2004 to 2005 is directly attributable to the implementation of more aggressive collection strategies and more stringent termination and deactivation policies for non-paying accounts.
Depreciation and Amortization
Depreciation and amortization expenses decreased to $21.2 million during the year ended August 31, 2005 from $30.6 million in the year ended August 31, 2004. The Company’s depreciation and amortization expenses as a percentage of revenues decreased to 24.0% during year ended August 31, 2005 from 29.8% in the year ended August 31, 2004. The $9.4 million or 30.7% decrease from 2004 to 2005 is due to continued decline in capital expenditures, the expiration of capital leases during the year ended August 31, 2005 and the $7.0 million write off of intangible assets during the year ended August 31, 2004.
Restructuring Costs
Restructuring expense increased to $2.6 million in the year ended August 31, 2005 from $0.8 million in the year ended August 31, 2004.
Goodwill Impairment
As of May 31, 2004 in accordance with the requirements of SFAS 142, the Company completed its goodwill impairment test which entailed comparing the aggregate market value of the company’s outstanding securities plus its liabilities to the aggregate carrying value of the Company’s assets, including goodwill and other indefinite life intangible assets. Upon completion of the annual assessment, the Company recorded a non-cash impairment charge of $66.6 million in the year ended August 31, 2004 to write off the remaining balance of the carrying value of goodwill.
Intangible Asset Impairment
During the quarter ending May 31, 2004, the Company determined that the related discounted present value of future cash flows from its Interliant, AT&T and Burlee customer account acquisitions, as well as customer relationship intangible assets from its CommuniTech.Net, iNNERHOST and Dialtone acquisitions were materially less than previously estimated, due primarily to customer cancellations and company-initiated account terminations. As a result of this assessment, the Company determined that these identifiable intangible assets were worth less than their carrying value, and the Company consequently recorded a non-cash impairment charge of $4.8 million to reduce the asset value to the new assessed value and a $2.2 million charge for disposal of software. There was no impairment charge recorded during the year ended August 31, 2005.

Interest Income (Expense), Net
Interest income increased to $0.4 million in the year ended August 31, 2005 from $(0.2) million in the year ended August 31, 2004. Interest income (expense), net consists of interest income earned on the Company’s combined cash and cash equivalents, short-term investments and restricted investments less interest expense on debt, primarily capital leases. The cause for the change in net interest expense is primarily due to the reduction in interest expense relating to the maturing and termination of debt and leases for capital equipment during year ended August 31, 2005.
Liquidity and Capital Resources

		Four months ended
	December 31,	December 31,
	2006	2005

Cash and cash equivalents	13,288	17,370
Restricted cash	7,828	9,291

Total cash, cash equivalents and marketable debt securities	$21,116	$26,661

Cash (used in) provided by operating activities	$(422)	$(7,790)
Cash (used in) provided by investing activities	(1,487)	10,405
Cash used in financing activities	(1,334)	(1,090)

Net (decrease) increase in cash	$(3,243)	$1,525

During the fiscal year ended December 31, 2006, the Company funded its liquidity requirements through a combination of cash resources and the release of an escrow account related to the sale of the dedicated accounts.
As of December 31, 2006, the Company had $13.3 million in cash and cash equivalents, a reduction of $4.1 million from the $17.4 million balance as of December 31, 2005.
Cash used in operating activities during the year ended December 31, 2006 was $0.4 million. Cash used in investing activities was $1.5 million, including $3.3 million spent in the acquisition of WebSource Media and $1.9 million in capital expenditures. This cash use was offset by the release of $2.2 million from an escrow account and the sale of $1.5 million in restricted investments. Cash used in financing activities was $1.3 million resulting from $1.9 million in debt payments offset by $0.5 million in proceeds from the sale of stock. Additionally, the Company spent $0.8 million in discontinued operations.
During the four months ended December 31, 2005, the Company funded its liquidity requirements with internal resources and the sale of the dedicated accounts.
As of December 31, 2005, the Company had $17.4 million in cash and cash equivalents, an increase of $0.5 million from the $16.9 million balance as of August 31, 2005.
Cash used in operations during the four months ended December 31, 2005 was $7.8 million, mostly due to changes in working capital. Cash provided by investing activities was $10.4 million, comprised of $11.3 million received from the sale of dedicated accounts mentioned above, the sale of $0.2 million of restricted investments, net of $1.1 million in capital expenditures. Cash used in financing activities was $1.1 million in debt payments; furthermore, the Company spent $1.0 million in discontinued operations.
Total cash position, which includes cash and cash equivalents, restricted cash and short-term investments, was $21.1 million, as of December 31, 2006, a reduction of $5.6 million from the $26.7 million total cash position as of December 31, 2005.
In January 2007, the Company settled a lawsuit in its favor which resulted in a net cash settlement of $3.6 million. This influx of cash will improve the Company’s cash position in 2007.
In February 2004, the Company executed a five-year promissory note with US Bancorp Oliver-Allen Technology Leasing for $4.8 million. As of December 31, 2006, the principal balance on the promissory note was $2.1 million. The Company has pledged $5.0 million as collateral for this promissory note; this amount will gradually decrease until the agreement terminates in February 2009. As of December 31, 2006, the amount of collateral is $2.3 million. The collateral requirement under the agreement prevents the Company from utilizing the related cash and cash equivalents until all of its obligations under the note are satisfied. The promissory note bears an interest rate of 6.75% and requires monthly payments of approximately $94,000 through February 2009.
At the closing of the Web Internet, LLC acquisition in December 2005, Web.com assumed approximately $2.3 million in outstanding indebtedness of WILLC to Web Service Company, Inc. (“Web Service”). That indebtedness was amended and restated in that certain Amended and Restated Line of Credit Note and Loan Agreement (the “Web Service Note”) issued by Web.com and its wholly-owned subsidiary WDC Holdco, Inc. in favor of Web Service. The Web Service Note bears interest at the rate of 3% per year and is to be repaid in equal monthly installments of approximately $68,000 beginning on January 1, 2006 with a final payment of any remaining principal and interest due on December 1, 2008. As of December 31, 2006, the principal balance on the indebtedness was $1.6 million.
Contractual Obligations
The following table discloses aggregate information about the Company’s contractual obligations, excluding interest, as of December 31, 2006 and the periods in which payments are due:

Contractual Obligations (in thousands)	Total	1 year	2-3 years	4-5 years

Real Property Leases	$9,648	$2,701	$5,547	$1,399
Long-term Debt	$3,874	1,844	1,937	93
Contractual Obligations	$55	55	—	—
Operating Leases	$73	25	36	12

Total Commitments	$13,650	$4,625	$7,520	$1,504

The Company’s Web hosting business has historically incurred net losses and losses from operations. The Company’s future operation is dependent upon its ability to achieve and sustain positive cash flow prior to the depletion of cash resources. The Company has reduced its level of cash requirements through a decrease in capital purchases with the sale of its dedicated accounts and related assets and by improving sales and reducing churn. The Company has also reduced cash outlays for payments associated with prior integration and discontinued operation liabilities and has reduced debt payments because of the buyout of capital lease obligations during 2004. The Company expects to continue to have negative cash flows as it continues to execute on its business plan. There can be no assurance that Web.com’s continuing efforts to stabilize or increase its revenue will be successful and the Company will be able to continue as a going concern. If the Company is unable to successfully execute its business plan, it may require additional capital, which may not be available on suitable terms. Nonetheless, management believes it has adequate cash and liquid resources to fund operations and planned capital expenditures through the next 12 months.
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements,” (“FAS 157”). This statement defines fair value and expands disclosure about fair value measurements. These methods will apply to other accounting standards which use fair value measurements and may change the application of certain measurements used in current practice. The effective date for the Company is the beginning of 2008. The Company is currently reviewing the impact of this new standard and has not determined the potential effect on the financial statements.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006 and will be followed by the Company for the year beginning January 1, 2007. The Company is in the process of evaluating the impact of FIN 48 on its financials and does not expect the interpretation will have a material impact on its results from operations or on its financial position.
Off-Balance Sheet Arrangements
The Company is not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure nor do we maintain any other off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions, or other financial or investment purposes.
Directors & Officers Insurance
In 2004, the Company determined that issuers of directors and officers’ insurance coverage have become more likely to refuse to defend and pay claims than in the past, and have been aggressively interpreting policy language in an attempt to avoid claims. The Company also recognized that lawsuits brought against public companies have the potential to result in defense costs, settlement, or judgments that may exceed the ability of companies to fulfill their customary indemnification obligations to directors and officers. Consequently, individual officers and directors of the Company would face exposure to personal liability for the costs of litigation to determine coverage, to defend claims, and to satisfy judgments or settlements, unless supplemental insurance coverage was obtained.
In order to insure this exposure, during the fourth quarter of 2004 the Company entered into contracts with two insurers, which together are designed to provide further assurance that the Company’s indemnification obligations will be satisfied. The Company purchased a policy of directors and officers insurance, which, in the event of the Company’s inability to pay, will provide broad coverage to individual officers and directors in these circumstances (customarily referred to as “Side A” coverage). The Company paid approximately $750,000 for a three-year period of coverage beginning on August 1, 2004 for which the associated expense is recognized ratably over the coverage period. Additionally, the Company paid approximately $400,000 in August 2004, which was expensed in 2004, to cover prior claims and certain potential claims, and delivered $2.8 million to the insurer to secure the retained exposure. These held funds are recorded as Other Assets, and, to the extent they are not exhausted, will be re-delivered to the Company when exposure to such claims is extinguished by final resolution of such claims. In each case these policies do not include most customary exclusions, although no director or officer is provided coverage for fraudulent or illegal acts. As reported in ITEM 3 — “Legal Proceedings,” the Company has not recorded any reserve for any such claims, consistent with the application of SFAS 5, “Accounting for Contingencies.”
ITEM 7A. Quantitative And Qualitative Disclosures About Market Risk
Substantially all of the Company’s liquid investments and a majority of its debt are at fixed interest rates, and therefore the fair value of these instruments is not affected by changes in market interest rates. As of December 31, 2006, approximately 97.7% of the Company’s liquid investments mature within three months and 2.2% mature within one year. The majority of the Company’s long-term debt is comprised of fixed-rate capital leases used to finance equipment purchases. In this regard the underlying debt instruments are not marketable and, therefore, there is no associated market risk. As of December 31, 2006, management believes the reported amounts of liquid investments and debt to be reasonable approximations of their fair values. Generally, the fair market value of fixed interest rate investment securities will increase as interest rates fall and decrease as interest rates rise. The Company does not use derivative financial instruments in its investment portfolio. The portfolio has been primarily comprised of commercial paper rated A1/P1, bank certificates rated AA or better, and corporate medium-term notes rated AA or better. At December 31, 2006, the Company’s investment portfolio included fixed rate securities with an estimated fair value of $19.5 million. The interest rate changes affect the fair market values but do not affect earnings or cash flows. The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s long-term debt at December 31, 2006 was $3.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index To consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	34
Consolidated Financial Statements:
Consolidated Statements of Operations for the Year Ended December 31, 2006, the Four-Month Period Ended December 31, 2005 and the Years Ended August 31, 2005 and 2004	36
Consolidated Balance Sheets as of December 31, 2006 and 2005	37

Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2006, the Four-Month Period Ended December 31, 2005 and the Years Ended August 31, 2005 and 2004	38

Consolidated Statements of Cash Flows for the Year Ended December 31, 2006, the Four-Month Period Ended December 31, 2005 and the Years Ended August 31, 2005 and 2004	39
Notes to Consolidated Financial Statements	40
Quarterly Financial Information (Unaudited)	65

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Web.com, Inc.
We have completed integrated audits of the consolidated financial statements of Web.com, Inc. (formerly known as Interland, Inc.) for the year ended December 31, 2006 and for the year ended August 31, 2005 and of its internal control over financial reporting as of December 31, 2006, and audits of its four month period ended December 31, 2005 and year ended August 31, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Web.com, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the year ended December 31, 2006, the four month period ended December 31, 2005, and each of the two years in the period ended August 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective September 1, 2005.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s report in internal control over financial reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Atlanta, Georgia
March 16, 2007

Web.com, Inc.
Consolidated statements of operations
(In thousands except per share amounts)

	Year Ended	Four Months Ended	Years Ended August 31,
	December 31, 2006	December 31, 2005	2005	2004
Revenues	$49,140	$16,292	$88,608	$102,745

Operating costs and expenses:
Network operating costs,exclusive of depreciation and amortization (1)	9,010	2,963	22,903	28,254
Sales and marketing	14,054	3,411	18,503	19,948
Technical support	6,811	2,348	13,084	17,965
General and administrative	24,684	7,204	30,489	30,835
Bad debt expense	1,134	373	1,761	3,690
Depreciation and amortization	5,415	1,750	21,239	30,650
Restructuring costs	—	1,626	2,616	756
Impairment of investment in and advances to WebSource Media	3,488	—	—	—
Goodwill impairment	—	—	—	66,587
Asset impairment	—	—	—	7,009
Gain on sale of accounts	(14)	—	(1,210)	—
Other expense (income), net	61	(165)	(41)	(192)

Total operating costs and expenses	64,643	19,510	109,344	205,502

Operating loss	(15,503)	(3,218)	(20,736)	(102,757)
Interest income (expense), net	982	324	436	(202)

Loss from continuing operations before income taxes	(14,521)	(2,894)	(20,300)	(102,959)
Income tax benefit	1,252	—	850	—

Loss from continuing operations	(13,269)	(2,894)	(19,450)	(102,959)
Income (loss) from discontinued operations, net of tax	(455)	(146)	(439)	(1,704)

Net loss	$(13,724)	$(3,040)	$(19,889)	$(104,663)

Net loss per share, basic and diluted:
Continuing operations	$(0.80)	$(0.18)	$(1.21)	$(6.40)
Discontinued operations	(0.03)	(0.01)	(0.03)	(0.10)

	$(0.83)	$(0.19)	$(1.24)	$(6.50)

Number of shares used in per share calculation:
Basic and diluted	16,537	16,272	16,044	16,096

(1) Excludes depreciation and amortization as follows:
Network operating costs	$4,129	$820	$11,853	$25,021

The accompanying notes are an integral part of these consolidated financial statements

Web.com, Inc.
consolidated balance sheets
(In thousands)

	As of December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$13,288	$17,370
Trade receivables, net of allowance of $160 and $83, respectively	2,074	1,812
Other receivables	525	1,180
Prepaids and other current assets	1,154	2,026
Restricted investments	162	276

Total current assets	17,203	22,664
Restricted investments	7,666	9,015
Securities, held-to-maturity	—	53
Property plant and equipment, net	4,128	6,303
Goodwill	1,003	921
Intangibles, net	5,233	6,568
Other assets	3,195	5,600

Total assets	$38,428	$51,124

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,623	$934
Accrued expenses	4,709	6,232
Accrued restructuring charges	2,345	4,416
Current portion of long-term debt and capital lease obligations	1,703	1,693
Deferred revenue	4,687	4,637

Total current liabilities	15,067	17,912

Long-term debt and capital lease obligations	1,971	3,850
Deferred revenue, long-term	314	206
Other liabilities	120	934

Total liabilities	17,472	22,902

Commitments and contingencies (notes 20 & 21)

Shareholders’ equity
Common stock, $.01 par value, authorized 26 and 21 million shares, issued and outstanding 16.8 and 16.6 million shares, respectively	168	166
Additional capital	331,949	325,493
Warrants	2,128	2,128
Note receivable from shareholder	(735)	(735)
Accumulated deficit	(312,554)	(298,830)

Total shareholders’ equity	20,956	28,222

Total liabilities and shareholders’ equity	$38,428	$51,124

The accompanying notes are an integral part of these consolidated financial statements

Web.com, Inc.
consolidated statements of shareholders’ equity
(In thousands)

						Note
						Receivable		Total
	Common Stock		Additional		Deferred	From	Accumulated	Shareholders’
	Shares	Amount	Capital	Warrants	Compensation	Shareholder	Deficit	Equity
Balance, August 31, 2003	16,322	$164	$322,523	$4,990	$(1,046)	$(2,735)	$(171,238)	$152,658

Stock sold	47	—	226	—	—	—	—	226
Repurchase and retirement of stock and note receivable	(273)	(3)	(1,997)	—	—	2,000	—	—
Retirement of warrants			387	(387)	—	—	—	—
Amortization of deferred compensation	—	—	(48)	—	726	—	—	678
Net loss	—	—	—	—	—	—	(104,663)	(104,663)

Balance, August 31, 2004	16,096	$161	$321,091	$4,603	$(320)	$(735)	$(275,901)	$48,899

Stock sold	266	3	610	—	—	—	—	613
Amortization of deferred compensation	—	—	—	—	320	—	—	320
Retirement of warrants	—	—	1,797	(1,797)	—	—	—	—
Net loss	—	—	—	—	—	—	(19,889)	(19,889)

Balance, August 31, 2005	16,362	$164	$323,498	$2,806	$—	$(735)	$(295,790)	$29,943

Stock sold	7	—	25	—	—	—	—	25
Acquisition of WILLC, Inc.	187	2	755	—	—	—	—	757
Amortization of stock based compensation	—	—	537	—	—	—	—	537
Retirement of warrants	—	—	678	(678)	—	—	—	—
Net loss	—	—	—	—	—	—	(3,040)	(3,040)

Balance, December 31, 2005	16,556	$166	$325,493	$2,128	$—	$(735)	$(298,830)	$28,222

Stock sold	220	2	532	—	—	—	—	534
Amortization of stock based compensation	—	—	5,924	—	—	—	—	5,924
Net loss	—	—	—	—	—	—	(13,724)	(13,724)

Balance, December 31, 2006	16,776	$168	$331,949	$2,128	$—	$(735)	$(312,554)	$20,956

The accompanying notes are an integral part of these consolidated financial statements

Web.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	Four Months Ended	Years Ended
	December 31,	December 31,	August 31,
	2006	2005	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,724)	$(3,040)	$(19,889)	$(104,663)
Adjustments to reconcile net loss to net cash provided by(used in) operating activities from continuing operations:
Loss from discontinued operations	455	146	439	1,704
Depreciation and amortization	5,415	1,750	21,239	30,650
Bad debt expense	1,134	373	1,761	3,690
Loss (Gain) on sale of assets	61	—	(41)	(159)
Goodwill and asset impairment	—	—	—	73,596
Impairment of investment in and advances to WebSource Media	3,488	—	—	—
(Gain) / losses on sale of accounts	(14)	—	(1,210)	—
Stock-based compensation	5,924	537	320	678
Restructuring costs	—	1,626	2,616	756
Deferred income taxes	(41)	—	—	—
Changes in operating assets and liabilities net of effect of acquisitions and dispositions:
Receivables	(741)	(1,765)	(837)	(1,514)
Income tax recoverable	—	—	—	612
Other current assets	807	692	271	(206)
Accounts payable, accrued expenses and deferred revenue	(3,186)	(8,109)	(6,613)	(9,203)

Cash (used in) provided by operating activities of continuing operations	(422)	(7,790)	(1,944)	(4,059)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant, and equipment	(1,900)	(1,110)	(9,392)	(11,892)
Payment for purchase of WebSource Media	(3,261)	—	—	—
Cash received from sale of dedicated assets	—	11,267
Release of funds from escrow account from sale of accounts	2,247	—	—	—
Net proceeds from sale of accounts	—	—	2,517	—
Payment of fees on sale of dedicated accounts	—	—	(338)	—
Purchase of held-to-maturity investment securities	—	(3)	(50)	—
Proceeds from held-to-maturity investment securities	53	—	—	1,500
Purchases of auction rate securities	—	—	(8,000)	(7,500)
Proceeds from auction rate securities	—	—	20,525	22,800
Deposits of restricted cash and other deposits	—	—	—	(2,800)
Net change in restricted investments	1,461	266	1,335	7,734
Acquisitions, net of cash acquired	(87)	(15)	—	242

Cash (used in) provided by investing activities of continuing operations	(1,487)	10,405	6,597	10,084

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt and capital lease obligations	(1,868)	(1,115)	(2,375)	(11,536)
Proceeds from issuance of common stock	534	25	613	226

Cash used in financing activities of continuing operations	(1,334)	(1,090)	(1,762)	(11,310)

Net cash (used in) provided by continuing operations	(3,243)	1,525	2,891	(5,285)

Net cash used in discontinued operations (Revised — See note 2)
Operating cash flows	(839)	(1,046)	(1,203)	(1,742)
Investing cash flows	—	—	—	—
Financing cash flows	—	—	—	—

Total cash flows used in discontinued operations	(839)	(1,046)	(1,203)	(1,742)

Net (decrease) increase in cash and cash equivalents	(4,082)	479	1,688	(7,027)
Cash and cash equivalents at beginning of period	17,370	16,891	15,203	22,230

Cash and cash equivalents at end of period	$13,288	$17,370	$16,891	$15,203

Interest paid, net of amounts capitalized	177	77	305	927

Non-cash investing and financing activities:
Stock issued for WILLC acquisition	—	757	—	—
The accompanying notes are an integral part of these consolidated financial statements

Web.com, Inc.
notes to consolidated financial statements
1. General
Business — Web.com, Inc. together with its subsidiaries (collectively the “Company”), is a leader in efficiently packaging, distributing, and supporting business-class, online marketing solutions to small and medium businesses (“SMB”) owners, both directly and through partners, enabling those businesses to gain new relationships and better support communication with their existing customers locally and globally. Web.com offers a broad range of products and services, including shared hosting services, eMail, eCommerce, application hosting, website development, marketing, and optimization tools. The Company also provided dedicated hosting services through August 31, 2005.
History of operating losses — The Company’s Web hosting business has historically incurred net losses and losses from operations. The Company’s future operation is dependent upon its ability to achieve and sustain positive cash flow prior to the depletion of cash resources. The Company plans to reduce its level of cash requirements through a decrease in capital purchases due to the sale of its dedicated accounts and by improving sales and reducing churn. The Company also has reduced cash outlays for payments associated with prior integration and discontinued operation liabilities and will have reduced debt payments because of the buyout of capital lease obligations during 2005 and 2004. The Company may continue to have negative cash flows as it continues to execute on its business plan. There can be no assurance that Web.com’s continuing efforts to stabilize or increase its revenue will be successful and the Company will be able to continue as a going concern. If the Company is unable to successfully execute its business plan, it may require additional capital, which may not be available on suitable terms. Nonetheless, management believes it has adequate cash and liquid resources to fund operations and planned capital expenditures through at least the next 12 months.
Increase in authorized shares of common stock — At the Annual Meeting of Shareholders on March 31, 2006, the Shareholders of the Company approved the proposal of the Board of Directors to increase the number of the Company’s authorized shares by five million (5,000,000) shares from twenty one million (21,000,000) shares to twenty six million (26,000,000) shares .
2. Summary of Significant Accounting Policies
Basis of Presentation – The financial statements include the accounts of Web.com, Inc. and its wholly owned subsidiaries. The Company operates as one reportable segment. All significant intercompany balances and transactions have been eliminated. On October 17, 2005, the Board of Directors approved a change in fiscal year end from August 31 to December 31, effective as of December 31, 2005. As a result, the financial periods presented and discussed are defined as follows: (i) year ended December 31, 2006 represents the twelve months ended December 31, 2006; (ii) four-month period ended December 31, 2005 represents the four months ended December 31, 2005; (iii) year ended August 31, 2005 represents the twelve months ended August 31, 2005; (iv) year ended August 31, 2004 represents the twelve months ended August 31, 2004.
Use of estimates - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.
Revenue recognition - Revenues are primarily generated from shared and dedicated hosting, managed services, eCommerce services, applications hosting and domain name registrations. Revenues are recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to twenty-four months and typically require up-front fees. These fees, including set-up fees for hosting services, are deferred and recognized ratably over the customers’ expected service period. Deferred revenues represent the liability for advance billings to customers for services not yet provided. Each month management reviews customer payment patterns, historical credit card charge-backs, customer cancellation trends, and comparative aged receivables balances in order to determine the appropriate amount of allowance for doubtful accounts receivable to record.
Basic and diluted income (loss) per share - Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding when their effect is dilutive. Potential common shares result from the assumed exercise of outstanding stock options and warrants. Because the Company has reported a loss from continuing operations for all periods presented, the effect of these securities is excluded from the calculation of per share amounts for these periods, as their effect would be anti-dilutive. Employee stock options and warrants of approximately 3.5 million, 1.5 million, 3.5 million, and 1.8 million in year ended December 31, 2006, the four months ended December 31, 2005, year ended August 31, 2005 and year ended August 31, 2004, respectively, have been excluded.

Web.com, Inc.
notes to consolidated financial statements
In addition to net income (loss) per share, the Company has also reported per share amounts on the separate income statement components required by Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, “ as the disposal activities of the Company’s discontinued operations were initiated prior to the Company’s adoption of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on September 1, 2002. Because the Company has reported a loss from continuing operations for all periods presented, the effect of potentially dilutive securities has been excluded from the calculation of per share amounts for those periods.
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
Financial instruments and concentration of credit risk – Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash equivalents, restricted investments, short-term investments, and debt are considered by management to be reasonable approximations of their fair values, based on information available as of December 31, 2006. The use of different assumptions could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential taxes or other expenses that would be incurred in an actual settlement.
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
Property, plant and equipment – Property, plant and equipment, including software, are stated at cost less accumulated depreciation and amortization. The straight-line depreciation method is used for property, plant, and equipment over the estimate of their useful lives. Changes in technology or changes in the intended use of property, plant, and equipment may cause the estimated period of use or the value of these assets to change. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting depreciable lives and testing for recoverability require management judgment. The Company leases certain equipment under capital leases. Equipment under capital leases is depreciated using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement. Gains and losses related to the retirement or disposal of fixed assets are recognized in the period in which the transaction occurred.

Web.com, Inc.
notes to consolidated financial statements
Advertising – Advertising costs are charged to operations as incurred. Advertising expenses included in selling and marketing expenses for the year ended December 31, 2006, the four months ended December 31, 2005, the year ended August 31, 2005 and the year ended August 31, 2004 were approximately $5.9 million, $1.2 million, $9.6 million, and $8.9 million, respectively.
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
Stock-based employee compensation — Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123R (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits (none for the Company in the current period due to tax losses) related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.
With the adoption of SFAS No. 123(R), the Company records the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, forfeiture rate and option life assumptions require a greater level of judgment which make them critical accounting estimates.
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
Changes to the Statement of Cash Flows Relating to Discontinued Operations - In 2006, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.
Recently issued accounting standards – In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006 and will be followed by the Company for the year beginning January 1, 2007. The Company is in the process of evaluating the impact of FIN 48 on its financials and does not expect the interpretation will have a material impact on its results from operations or on its financial position.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements,” (“FAS 157”). This statement defines fair value and expands disclosure about fair value measurements. These methods will apply to other accounting standards which use fair value measurements and may change the application of certain measurements used in current practice. The effective date for the Company is the beginning of 2008. The Company is currently reviewing the impact of this new standard and has not determined the potential effect on the financial statements.
3. Sale of Accounts
Dedicated Accounts and Related Assets
On August 31, 2005, the Company entered into an Asset Purchase Agreement with Peer 1 Acquisition Corp. and Peer 1 Network Enterprises, Inc., pursuant to which the Buyer purchased from Web.com all of its dedicated web server accounts, leasehold interests pertaining to Web.com’s data centers in Atlanta, Georgia, Fremont, California and Miami, Florida, improvements in the data centers and equipment, trademarks, domain names, and miscellaneous assets.

Web.com, Inc.
notes to consolidated financial statements
Beginning in September 2005, the Buyer assumed Web.com’s obligations under the leases for the data centers, the customer contracts for the accounts, and certain other contracts related to the accounts and data centers. The closing took place simultaneously with the execution and delivery of the Asset Purchase Agreement.
As a result of the sale, the Company recognized a loss of $0.2 million in the quarter ended August 31, 2005. The total sales price for the Assets was $14.0 million in cash, plus a working capital adjustment of $0.6 million, less transaction costs of $1.2 million and disposal of assets and liabilities of $13.6 million. Of the total sales price, $2.8 million was held in escrow pursuant to an Escrow Agreement signed at closing to secure Web.com’s indemnification obligations under the Asset Purchase Agreement. The amount of $2.4 million was released from the escrow account in September 2006, with $2.2 million released to the Company and $0.2 million to Peer 1. The remaining balance of $0.4 million will be released when all pending claims have been settled.
As part of the Peer 1 transaction, Web.com entered into a series of agreements with Peer 1 in which Peer 1 would provide for transition services and vendor relationships and for the ongoing colocation of Web.com’s remaining server assets and operations. Under these agreements, Web.com paid fees of approximately $1.4 million and $0.7 million for the twelve months ended December 31, 2006 and the four months ended December 31, 2005, respectively. The Company recorded revenues of approximately $0.4 million and $0.1 million for the twelve months ended December 31, 2006 and the four months ended December 31, 2005, respectively.
Hostcentric Shared Accounts and Related Assets
On May 5, 2005, the Company entered into an Agreement with Caird Corporation (the “Buyer”), pursuant to which the Buyer purchased from Web.com approximately 32,000 shared web hosting customer accounts, together with related equipment, trademarks, domain names, and miscellaneous assets. The shared hosting accounts sold consisted of both shared hosting accounts that were part of the Hostcentric acquisition in June 2003 as well as accounts for customers who purchased shared hosting services under the Hostcentric brand thereafter.
Substantially all of the accounts sold were serviced through the Company’s leased facility in Orlando, Florida. The Company closed the Orlando facility in July 2005 and terminated approximately 32 employees in connection with that closure.
The total sales price for the Accounts was $3.4 million, which was received at closing, less commissions and deferred revenue adjustments. As a result of the sale, the Company recognized a net gain of $1.4 million, net of transaction costs in connection with the sale, which was recorded in gain on sale of accounts in the Income Statement. The carrying amounts of assets and liabilities disposed of in relation to this sale totaled approximately $1.3 million, consisting of $1.2 million of intangibles, net of amortization and $0.5 million other assets, offset by $0.4 million of deferred revenue.
4. Discontinued Operations
In 2001, the Company sold its Micron PC Systems business to GTG PC Holdings, LLC (“GTG PC”), an affiliate of the Gores Technology Group. The Company retained all liabilities of the PC Systems business not assumed by GTG PC, including, for example, liabilities for taxes arising prior to the closing of the transaction, employee termination and related expenses, and any contingent liabilities arising prior to the closing date. In addition, the Company is obligated for an indefinite period of time to indemnify the purchaser and affiliated entities for any breaches in covenants. The agreement provides that the maximum aggregate liability of the Company for indemnification under the agreement is $10.0 million. Web.com believes it is unlikely that it will have any obligation to indemnify Gores because the applicable statute of limitations has passed for most applicable matters.

Web.com, Inc.
notes to consolidated financial statements
For the year ended December 31, 2006, the Company recognized a loss of $0.5 million from discontinued operations. The loss is primarily attributable to legal fees in defense and settlement of Micron PC matters.
For the four months ended December 31, 2005, the Company recognized a loss of $0.1 million from discontinued operations attributable to legal fees in defense of Micron PC matters.
For the year ended August 31, 2005, the Company recognized a loss of $0.4 million from discontinued operations. This loss consisted primarily of required legal fees and reserves in defense and settlement of Micron PC legal matters offset by a reduction to a previously recorded sales tax reserve by $0.8 million.
In fiscal 2004, the Company recognized a loss of $1.7 million from discontinued operations. This expense is primarily related to the Company’s defense of several pending claims concerning the intellectual property rights of its discontinued operations.
The Company’s balance sheets include liabilities of less than $0.1 million and $0.4 million as of December 31, 2006 and 2005, respectively, related to its discontinued operations.
5. Acquisitions
Web Internet, LLC
On December 23, 2005, the Company acquired substantially all of the web hosting and domain registration business of Web Internet, LLC (“WILLC”) and the domain name “Web.com”. The assets acquired include web hosting accounts, an accredited registrar business, and substantially all of the intellectual property, trademarks, domain name rights, and contractual rights of WILLC, including the domain name “Web.com” and certain other assets. The purchase price of approximately $1.2 million included $0.4 million of cash paid and 187,840 shares of Company stock valued at approximately $0.8 million. In addition, the Company assumed $3.3 million of debt, deferred revenues of $0.5 million, and other obligations of approximately $0.9 million.
In relation to the purchase of these assets and assumed liabilities, the Company has followed the guidance under FAS 141: “Business Combinations” (“FAS 141”), EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), and EITF 98-3 “Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business” (“EITF 98-3”).
The following table summarizes the purchase price allocation based on the fair value of the assets acquired and liabilities assumed:

Fair Value
(In Thousands)
Current assets	$373
Property and equipment	145
Customer account acquisitions	470
Trade names and trademarks	4,000
Goodwill	921
Current liabilities	(3,040)
Non-current liabilities	(1,661)

Net assets acquired	$1,208

WebSource Media, LLC
On May 19, 2006 the Company acquired WebSource Media, LLC (“WebSource Media”) a privately held web services provider for small and medium-sized businesses. Except for assumed liabilities and debt payments, the acquisition was structured as an earn-out

Web.com, Inc.
notes to consolidated financial statements
in which the owners of WebSource Media would earn payments based on reaching revenue and profitability goals. The majority of these payments were scheduled to occur only if the aforementioned goals were achieved over a three-year period. At closing the Company paid off approximately $2.5 million in debt and $0.6 million in initial earn outs, incurred closing costs of $0.1 million, and advanced $0.3 million to WebSource Media for working capital.
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
In addition, on June 12, 2006, the FTC sought and obtained from the Court, an ex parte, Temporary Restraining Order and Order Appointing a Receiver over the assets of WebSource Media, its subsidiaries, the Smith Defendants, and the other corporate and individual defendants in that case. The FTC served its Complaint and the Court’s June 12 orders on WebSource Media and the Smith Defendants on June 13, 2006.
On June 21, 2006 the Court in the FTC litigation entered an Agreed Preliminary Injunction Order in which the Court vacated and superseded certain of its earlier orders and in which the court appointed a Receiver over the assets of WebSource Media, its subsidiaries, the Smith Defendants, and the other corporate and individual defendants in the FTC Litigation. In addition, the Court authorized the Receiver to appoint the Company as the Receiver’s agent to take certain steps in managing the WebSource Media business.
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
Because the WebSource Media business was placed under the general control and supervision of a Court-appointed Receiver and its business and operations have been substantially restricted, the Company deconsolidated the investment and recorded the investment under the cost method as required by Accounting Research Bulletin No. 51. Since the Receiver took over control of the business, the account base has deteriorated significantly due to a combination of events such as the cancellation of billing services by some local exchange carriers (“LEC”), normal cancellation rates without corresponding sales and the possible invalidation of a number of accounts.
In June 2006, our analysis of WebSource Media’s current customer base, the rate of deterioration of the business, along with the Receiver’s preliminary analysis led us to conclude that there would be little or no value after the Receiver returns control of the business to the Company. The Company’s analysis estimated the discounted cash flows of the business based on the estimated number of accounts remaining at the time the Company would regain control of the business. Accordingly, the Company determined that an impairment of the entire value of the investment was required. This impairment in the amount of $3.2 million was recorded to the income statement in the second quarter of 2006. Additionally and also under the same assessment, the Company impaired advances to WebSource Media of $0.3 million and recorded them to the income statement in the second quarter of 2006. Those advances were made subsequent to Web.com’s acquisition of WebSource Media but before the Company’s awareness of the appointment of the Receiver pursuant to the arrangement contemplated in the May 19, 2006 merger agreement, and at this time we consider those advances uncollectible.
Subsequent to June 21, 2006 Web.com has initiated arbitration against the Smith Defendants in which Web.com has asserted fraud, breach of representations and warranties and other claims in connection with the May 19, 2006 merger agreement. The Smith Defendants have asserted various counterclaims, including claiming that they were terminated from their employment without cause, thereby entitling them to accelerated payment of the earn-out consideration under the merger agreement of up to approximately $7 million in cash, 1.325 million shares of Web.com stock and warrants for the purchase of up to 750,000 shares of Web.com stock at a purchase price of $6 per share. Any accelerated earn-out consideration is subject to certain limitations, deductions, off-sets and adjustments as further provided in the merger agreement. The Smith Defendants have also asserted similar claims against Web.com in a civil complaint now pending in the U.S. District Court for the Southern District of Texas.

Web.com, Inc.
notes to consolidated financial statements
Web.com intends to assert vigorously its claims against the Smith Defendants and intends to defend itself vigorously against the counterclaims of the Smith Defendants.
On March 12, 2007 the U.S. District Court for the Sourthern District of Texas, in the litigation Federal Trade Commission v. WebSource Media, et al., formally adopted the final report of the temporary receiver, thereby terminating the receivership over WebSource Media. WebSource Media remains a defendant in the litigation initiated by the Federal Trade Commission and remains subject to the court’s Second Modified Preliminary Injunction Order, which imposes substantial limitations on WebSource Media’s ability to market and sell its products, manage its business and dispose of its assets. Web.com has previously impaired its entire investment in WebSource Media and continues to believe it has little or no value. There can be no assurance that WebSource Media will be able to continue as a going concern.
6. Investment Securities
The Company’s investment securities consisted of commercial paper and money market funds in the amount of $19.4 million and $22.2 million for the years ended December 31, 2006, and 2005, respectively. The carrying value of these investments approximates fair value. All investments with remaining maturities in excess of one year are recorded as long-term investments in the accompanying consolidated balance sheets.
7. Receivables

	As of
	December 31,	December 31,
	2006	2005
	(In thousands)
Trade receivables	$2,234	$1,895
Allowance for doubtful accounts	(160)	(83)
Non-trade receivables — Peer 1	316	999
Other	209	181

	$2,599	$2,992

As of December 31, 2006, approximately 19% of the trade receivables were due from a significant customer, Dex Media. As of December 31, 2005, approximately 39% of the trade receivables were due from two significant customers, Dex Media and Verizon Communications, Inc.
Changes in the allowance for doubtful accounts were as follows:

		Four-Months
	Year Ended	Ended	Years Ended August 31,
	December 31, 2006	December 31, 2005	2005	2004
	(In thousands)	(In thousands)	(In thousands)
Allowance for Doubtful Accounts
Balance at beginning of period	$83	$34	$381	$373
Additions charged to bad debt expense	1,134	373	1,761	3,690
Reductions and write-offs	(1,057)	(324)	(2,108)	(3,682)

Balance at end of period	$160	$83	$34	$381

Web.com, Inc.
notes to consolidated financial statements
8. Property, Plant And Equipment

		As of
	Estimated	December 31,	December 31,
	useful lives	2006	2005
	(In years)	(In thousands)
Computer equipment	3	$9,829	$7,797
Software	2	3,200	4,336
Office equipment	5	2,099	1,984
Leasehold improvements	3-5	1,687	1,482
Assets in progress		144	1,002

		16,959	16,601
Less: Accumulated depreciation and amortization		(12,831)	(10,298)

Property, plant and equipment, net		$4,128	$6,303

Depreciation and amortization of property, plant, and equipment, including those assets held under capital lease was $4.1 million, $0.8 million, $14.6 million and $22.8 million for the year ended December 31, 2006, the four months ended December 31, 2005, the year ended August 31, 2005, and the year ended August 31, 2004, respectively.
9. Acquired Intangibles And Goodwill
In accordance with the requirements of SFAS 142, the Company tests for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. During 2004 the Company completed the annual impairment test which entailed comparing the aggregate market value of the Company’s outstanding securities plus its liabilities to the aggregate carrying value of the Company’s assets, including goodwill and other indefinite life intangible assets. The market price of the Company’s stock had experienced significant volatility, as its market value became significantly less than the value at the beginning of fiscal year 2004. Management retained Standard & Poors to assist in the valuation of its tangible and identifiable intangible assets for purposes of determining the implied fair value of goodwill during 2004. Upon completion of the annual assessment, the Company recorded a non-cash impairment charge of $ $66.6 million in 2004 to remove the remainder of the carrying value of goodwill.
The Company has determined that revenues, operating profits and cash flows from its Interliant, AT&T and Burlee customer account acquisitions, as well as customer relationship intangible assets from its Communitech, iNNERHOST, Dialtone and Hostcentric acquisitions were materially less than previously estimated, primarily related to customer and Company initiated terminations in 2004. Management used the expected present value of future cash flows to determine the fair value of these identifiable intangible assets and determined that the carrying amount of these assets was higher than their fair values. Upon completion of the assessments, Web.com recorded non-cash impairment charges of $7.0 million in 2004 to reduce the carrying value of identifiable intangible assets to estimated fair values. There was no impairment charge required to be recorded in 2006 or 2005.
Core technology is amortized over a weighted average life of four years, customer account acquisitions and customer relationships are amortized over a weighted average life of three years and trademarks are amortized over a weighted average life of seven years. The weighted average amortization period for all intangible assets as a group is four years.
The following table discloses changes in the carrying amount of goodwill:

Web.com, Inc.
notes to consolidated financial statements

		Four months
	Year Ended	Ended	Year Ended
	December 31,	December 31,	August 31,	August 31,
	2006	2005	2005	2004
	(In thousands)
Balance at beginning of period	$921	$—	$—	$66,646
Goodwill acquired	—	921	—	—
Impairment write-down	—	—	—	(66,646)
Other adjustments	82	—	—	—

Balance at end of year	$1,003	$921	$—	$—

The following table summarizes intangible assets by asset class and related accumulated amortization:

	As of December 31, 2006		As of December 31, 2005
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
	(In thousands)
Amortizable intangible assets:
Core technology	$15,505	$14,957	$15,505	$14,451
Customer account acquisitions	14,543	14,496	14,543	14,073
Customer relationships	1,317	1,317	1,317	1,317
Trademarks	7,770	3,132	7,770	2,726

Total	$39,135	$33,902	$39,135	$32,567

Aggregate amortization expense:
For the year ended December 31, 2006	$1,335
For the four months ended December 31, 2005			$940

Estimated amortization expense:
For the year ended December 31, 2007	$1,332
For the year ended December 31, 2008	667
For the year ended December 31, 2009	267
For the year ended December 31, 2010	267
For the year ended December 31, 2011	267
Thereafter	2,433

Total estimated expense	$5,233

Web.com, Inc.
notes to consolidated financial statements
10. Other Assets

	As of
	December 31,	December 31,
	2006	2005
	(In thousands)
Directors and officers liability insurance deposit	$2,800	$2,800
Funds held in escrow-sale of dedicated assets to Peer 1	350	2,800
Other	45	—

Total Other Assets	$3,195	$5,600

Included in Other Assets is a $2.8 million directors and officers liability insurance deposit, which has been delivered to one of the issuers of the Company’s Directors and Officers Liability Insurance. The funds provide a source for payment of the Company’s obligations to indemnify officers and directors in the event that the Company does not fulfill its obligations directly. At such time as the Company has fulfilled its obligations, the funds will be returned to the Company.
11. Accrued Expenses
Accrued expenses as of December 31, 2006 and 2005 are detailed below:

	As of
	December 31,	December 31,
	2006	2005
	(In thousands)
Accrued payroll and related liabilities	$1,595	$806
Accrued legal fees, legal settlements, and professional fees	883	681
Other	2,231	4,745

Total accrued expenses	$4,709	$6,232

12. Restructuring And Facility Exit Costs
2001 Plan
During the fourth quarter of 2001, the Company approved and implemented a restructuring program in connection with its acquisition of Interland-Georgia (“the 2001 Plan”). This restructuring plan provided for the consolidation of the Company’s operations and elimination of duplicative facilities obtained as a result of previous business acquisitions and has expected payments through December 2009. In accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” the restructuring costs were recognized as liabilities at the time management committed to the plan. Management determined that these costs provided no future economic benefit, they were incremental to other costs incurred by the Company prior to the restructuring, or were contractual obligations that existed prior to the date the plan was approved and were either continued after the exit plan was completed with no economic benefit to the Company or could not be cancelled without penalty and they were incurred as a direct result of the plan to exit the identified activities.
During the twelve months ended December 31, 2006, the Company negotiated and paid $0.7 million as final settlement for one of the facilities, and made $0.8 million in payments net of subleases on the remaining facility, leaving an outstanding liability of $1.7 million as of December 31, 2006.

Web.com, Inc.
notes to consolidated financial statements
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
During the twelve months ended August 31, 2004, the company made cash payments, net of sublease income, of $2.2 million. A $0.2 million adjustment to the remaining liability was added to reflect the remaining expected liability of $3.6 million at August 31, 2004.
The following table shows a reconciliation of the beginning and ending restructuring liability balances from inception through December 31, 2006 related to all restructuring activities recorded by the Company under the 2001 Plan.

		Property,		Employee
	Lease	plant, and	Other exit	termination	Goodwill and
	abandonments	equipment	costs	benefits	Intangibles	Total
			(In thousands)

Balance at August 31, 2000	$—	$—	$—	$—	$—	$—
Plan charges	9,404	26,915	3,528	727	69,704	110,278
Cash paid	(683)	—	—	(498)	—	(1,181)
Non-cash write downs	—	(26,915)	—	—	(69,704)	(96,619)

Balance at August 31, 2001	$8,721	$—	$3,528	$229	$—	$12,478
Cash paid	(1,625)	—	(487)	(229)	—	(2,341)
Other adjustments	538	—	(1,862)	—	—	(1,324)

Balance at August 31, 2002	$7,634	$—	$1,179	$—	$—	$8,813
Cash paid	(1,701)	—	(199)	—	—	(1,900)
Other adjustments	(297)	—	(980)	—	—	(1,277)

Balance at August 31, 2003	$5,636	$—	$—	$—	$—	$5,636
Cash paid	(2,192)	—	—	—	—	(2,192)
Other adjustments	178	—	—	—	—	178

Balance at August 31, 2004	$3,622	$—	$—	$—	$—	$3,622
Cash paid	(2,072)	—	—	—	—	(2,072)
Other adjustments	2,217	—	—	—	—	2,217

Balance at August 31, 2005	$3,767	$—	$—	$—	$—	$3,767
Cash paid	(541)	—	—	—	—	(541)

Balance at December 31, 2005	$3,226	$—	$—	$—	$—	$3,226
Cash paid	(1,496)	—	—	—	—	(1,496)

Balance at December 31, 2006	$1,730	$—	$—	$—	$—	$1,730

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

Web.com, Inc.
notes to consolidated financial statements
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

Web.com, Inc.
notes to consolidated financial statements
2005 Transition Period Plan
In conjunction with the sale of its dedicated accounts and related assets and the assignment of all their data centers, the Company initiated a restructuring plan related to these actions requiring a reduction of force, exiting a portion of the remaining office space and termination of contracts. On August 31, 2005 the Company terminated its bandwidth contract with its provider as a result of the assignment of its data centers to Peer 1. The termination penalty was recorded in August 2005 for the settled amount of $1.0 million, in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This amount was decreased to $0.8 million and final payment was effected as of December 31, 2005. During the four month period ended December 31, 2005, the Company recorded plan charges of $1.9 million for exit of office space and employee terminations. During the twelve months ending December 31, 2006, the Company paid the final $0.1 million of severance, and $0.5 million related to lease expense. The remaining liability as of December 31, 2006 is $0.6 million and is related to the remaining lease obligation of the exited office space.
The following table shows a reconciliation of the beginning and ending liability balances from inception through December 31, 2006 related to all restructuring activities recorded by the Company under the 2005 Plan.

			Employee
	Lease	Other	termination
	abandonments	costs	benefits	Total
Balance at August 31, 2004	$—	$—	$—	$—
Plan charges	—	950	—	950

Balance at August 31, 2005	$—	$950	$—	$950
Plan charges	1,068	—	786	1,854
Cash paid	—	(750)	(664)	(1,414)
Adjustments	—	(200)	—	(200)

Balance at December 31, 2005	$1,068	$—	$122	$1,190
Cash paid	(453)	—	(122)	(575)

Balance at December 31, 2006	$615	$—	$—	$615

13. Other Liabilities
The Company was a party to several sales and use tax assessments and audits related to discontinued operations and established a reserve of $0.9 million as of December 31, 2005, including an accrual for income tax liabilities of $0.7 million. The liability for potential sales tax assessment as of December 31, 2006 is less than $0.1 million as the result of payments and settlements during 2006.
14. Long-Term Debt And Capital Lease Obligations

	As of December 31,
	2006	2005
	(In thousands)
Capital lease obligations	$—	$167
Notes payable	3,674	5,376

	3,674	5,543
Less current portion	(1,703)	(1,693)

Long-term debt and capital lease obligations	$1,971	$3,850

The Company’s lease obligations are for servers and computer equipment leases that ended during fiscal year 2006. During the year ended December 31, 2006, the Company paid all remain lease obligations.
On February 1, 2004, the Company terminated a sale and leaseback agreement with US Bancorp Oliver-Allen Technology and repurchased the assets under the lease. In conjunction with this lease termination, the company executed a five-year promissory note for the repurchase amount. As of December 31, 2006, the principal balance on the promissory note was $2.1 million. The promissory note bears an interest rate of 6.75% and requires monthly payments of $94,000 over the next four years. The Company pledged $5.0 million as collateral for this promissory note; this amount will gradually decrease until the agreement terminates in February 2009. As of

Web.com, Inc.
notes to consolidated financial statements
December 31, 2006, the amount of collateral is $2.3 million, which is included in restricted cash. The collateral required under the agreement prevents the Company from utilizing the related cash and cash equivalents until all of its obligations under the note are satisfied.
At the closing of the Web Internet, LLC (“WILLC”) acquisition in December 2005, Web.com assumed approximately $2.3 million in outstanding indebtedness of WILLC to Web Service Company, Inc. (“Web Service”) and that indebtedness was amended and restated in that certain Amended and Restated Line of Credit Note and Loan Agreement (the “Web Service Note”) issued by Web.com and its wholly-owned subsidiary WDC Holdco, Inc. in favor of Web Service. The Web Service Note bears interest at the rate of 3% per year and is to be repaid in approximately equal monthly installments of $68,000 beginning on January 1, 2006 with a final payment of any remaining principal and interest due on December 1, 2008. As of December 31, 2006, the principal balance on this indebtedness was $1.6 million.
15. Warrants
In connection with the purchase of Interland-Georgia on August 6, 2001, the Company issued warrants to purchase shares of the Company’s common stock in exchange for each issued and outstanding Interland-Georgia warrant using the exchange rate of 0.861 shares of the Company for each share of Interland-Georgia. On January 3, 2003, the Company acquired Trellix Corporation. As part of the purchase price, the Company issued warrants to Trellix shareholders to purchase 600,000 shares of Web.com’s common stock at an exercise price of $50.00 per share. As these warrants have expired, the Company has recorded a reduction of $1.8 million, $0.7 million, and $0.4 million for the twelve months ended August 31, 2005, the four months ended December 31, 2005, and the twelve months ended August 31, 2004, respectively. All of the warrants are fully vested at December 31, 2006.
As of December 31, 2006 Trellix shareholders held warrants for 387,180 shares at an exercise price of $50.00 per share. These warrants expire on January 8, 2008.
16. Stock purchase and incentive plans
The Company has five stock option plans, the 2006 Equity Incentive Plan (the “2006 Plan”), 2005 Equity Incentive Plan (the “2005 Plan”), the 2002 Equity Incentive Plan (the “2002 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”) and the 1995 Stock Option Plan (the “1995 Plan”), collectively referred to as the “Option Plans”. Options issued under these option plans have an option term of 10 years. Vesting periods range from 0 to 5 years.
At the Company’s Annual Meeting of Shareholders on March 31, 2006, the Company’s shareholders approved the 2006 Plan. The Company reserved 1,000,000 shares of common stock on March 31, 2006 for issuance under the 2006 Plan. Exercise prices of options under the 2006 Plan are 100% of the fair market value of the Company’s common stock on the date of grant. The 2006 Plan contemplates that stock options granted will vest as to 33.3% of the shares issued after one year from the date of grant. Subsequent to the one-year anniversary of the grant, the options become vested as to 2.78% of the total shares of the options granted per month.
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

Web.com, Inc.
notes to consolidated financial statements
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
In May 2005, the Company’s Board of Directors (the “Board”) approved an immediate and full acceleration of vesting of all stock options outstanding under the Company’s 2002, 2001, and 1995 stock option plans (the “Acceleration”). The Company amended all relevant option agreements to reflect the Acceleration. The Board considered a number of factors in making their decision, including the anticipated issuance and implementation of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123(R)”). As a result of the Acceleration, options to purchase approximately 286,000 shares of the Company’s common stock became immediately exercisable as of May 31, 2005.
The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended	Four Months Ended
	December 31,	December 31,
	2006	2005
Dividend yield	0.00%	0.00%
Expected volatility	71.69%	77.43%
Risk-free interest rate	4.83%	4.14%
Expected term (in years)	5.8 years	5.8 years
As of December 31, 2006, the Company had approximately 0.9 million shares of common stock reserved for future issuance under our stock option plans and warrants.
In August 2005, Mr. Jeff Stibel, the Company’s President and Chief Executive Officer, and Mr. Peter Delgrosso, Senior Vice President of Corporate Communications, were granted options to purchase 1,700,000 and 200,000 shares, respectively, of the Company’s common stock. The options were granted at $2.29 per share, the closing sales price of the common stock on the day of the grant. The options expire in 2013 and vest over three years. These options were measured and expensed in accordance with SFAS 123(R) beginning September 1, 2006. On March 31, 2006, the Compensation Committee of the Board of Directors approved the acceleration of the remaining 1.6 million unvested stock options of the 1.9 million granted in July 2005. This was done primarily to eliminate any future compensation expense the Company would otherwise recognize in its financial statements with respect to these options due to the Company’s implementation of the SFAS No. 123(R). The Company also granted an additional 677,500 stock options to its board of directors and management team that were fully vested upon their grant date. During the year ended December 31, 2006, 175,000 of these options were forfeited due to employee resignations. By accelerating the vesting of these options as described above, the Company effectively reduced its future reported compensation expense, before tax, by a significant amount over the remainder of the vesting periods. The compensation expense recognized during the year ended December 31, 2006 related to these options was $5.1 million.
Prior to the Company’s adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards granted was recognized over the service

Web.com, Inc.
notes to consolidated financial statements
period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions.
The following table illustrates the effect on net loss and loss per share if the Company had elected to adopt the optional recognition provisions of SFAS No. 123 prior to September 1, 2005, which uses the “fair value” based method for stock-based compensation, and recorded the computed value of the Company’s vested options to compensation expense.

	Fiscal year ended August 31,
	2005	2004
	(In thousands)
Net loss as reported	$(19,889)	$(104,663)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	320	678

Deduct: Total stock-based employee compensation expense determined under fair value method- based methods for all awards, net of tax effects	(2,361)	(2,117)

Proforma net loss	$(21,930)	$(106,102)

Loss per share:

Basic and diluted — as reported	$(1.24)	$(6.50)

Basic and diluted — pro forma	$(1.37)	$(6.59)

Weighted average shares outstanding
Basic and diluted	16,044	16,096
The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Fiscal year ended August 31,
	2005	2004
Dividend yield	0.00%	0.00%
Expected volatility	74.08%	32.0%
Risk-free interest rate	4.14%	2.7%
Expected term (in years)	5.8 years	3.0 years
A summary of the transactions during the twelve months ended December 31, 2006 with respect to the Company’s Stock Option Plans follows:

Web.com, Inc.
notes to consolidated financial statements

		Weighted-	Aggregate	Weighted-Average
	Shares	Average	Intrinsic Value (1)	Contractual Life
	(000s)	Exercise Price	(000s)	Remaining in Years

Outstanding at December 31, 2005	3,514	$4.22
Granted	912	$5.62
Exercised	(191)	$2.81
Expired	(450)	$10.40
Forfeited	(257)	$3.15
Outstanding at December 31, 2006	3,528	$3.98	$744	7.37
Exercisable at December 31, 2006	2,950	$4.03	$483	7.13

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
During the year ended December 31, 2006, a total of 189,571 options, with an intrinsic value of $260,789 were exercised, compared to an intrinsic value of $8,800 for the 8,000 options exercised during the four months ended December 31, 2005. A summary of the status of the Company’s non-vested options as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(000s)	Fair Value

Balance at August 31, 2005	1,922	$1.53

Granted	881	2.11
Vested	(303)	1.57

Balance at December 31, 2005	2,500	$1.73

Granted	912	3.76
Cancelled	(428)	2.90
Vested	(2,254)	1.97

Balance at December 31, 2006	730	$2.81

Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation for the year ended December 31, 2006 was $5.9 million. As of December 31, 2006, the total unrecognized compensation cost related to non-vested stock awards was $2.2 million net of expected forfeitures and the related weighted-average period over which it is expected to be recognized is approximately 5 years.
The following table summarizes information about the Company’s stock options outstanding as of December 31, 2006:

Web.com, Inc.
notes to consolidated financial statements

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average
Range of Exercise Prices	Number of	Remaining Life	Average	Number of	Exercise
(In thousands, except per share amounts)	Shares	(Years)	Exercise Price	Shares	Price
$1.90	83	8.42	1.90	83	$1.90
$2.29	1,875	6.57	2.29	1,875	2.29
$2.55 — $2.86	358	7.26	2.73	189	2.69
$2.90 — $4.12	355	8.83	3.39	145	3.24
$4.24 — $5.75	210	9.39	4.74	17	4.25
$5.93	503	9.25	5.93	503	5.93
$5.94 — $19.90	63	5.78	11.39	58	11.88
$20.30 — $39.40	74	3.84	27.51	74	27.51
$54.90 — $132.70	7	3.08	93.09	6	93.09

	3,528	7.37	3.98	2,950	4.03

The Company granted a total of 232,500 restricted stock awards to members of its board of directors and senior management on March 31, 2006 when the share price was $5.93 per share. A total of 187,500 of these shares will vest 50% after four consecutive quarters of positive adjusted net income as defined in the award, with the remaining 50% vesting after another four consecutive quarters of positive adjusted net income. The remaining shares vest monthly over a five-year period. During 2006 approximately $0.2 million related to these awards was expensed. As of December 31, 2006 approximately 205,000 restricted stock awards remained unvested.
A summary of the transactions during the twelve months ended December 31, 2006 with respect to the Company’s Restricted Stock Awards follows:

		Weighted-Average
	Shares	Contractual Life
	(000s)	Remaining in Years

Outstanding at December 31, 2005	—
Awarded	233
Released	(5)
Forfeited	(23)
Outstanding at December 31, 2006	205	9.65
17. Retirement Plan
The company sponsors a 401(k) retirement plan in which substantially all Company employees are eligible to participate. Each year, participants may contribute from 1% up to 75% of their pretax annual compensation as defined by the Plan. The plan is a “safe-harbor” plan and provides that the Company match is non-discretionary and is equal to 100% of the first 4% of compensation that participants contribute each pay period to the plan. The Company may make additional safe-harbor matching contributions (i.e. in excess of 4%), provided that such contributions satisfy certain additional safe-harbor requirements. The Company may also make a discretionary profit-sharing contribution to participants employed on the last day of the plan year based on a uniform percentage of their compensation or another uniform amount as defined by the Plan. The Company made no profit sharing contributions for 2006 and uses a December 31 measurement date for its plan.
The Company’s matching contribution expense included in continuing operations was approximately $0.4 million for the year ended December 31, 2006, $0.2 million for the four months ended December 31, 2005, $0.5 million for the year ended August 31, 2005 and $0.8 million for the year ended August 31, 2004.

Web.com, Inc.
notes to consolidated financial statements
18. RELATED PARTY TRANSACTIONS
The Company purchases online marketing services, including online advertising, from The Search Agency, Inc. (“TSA”), an entity in which the Company’s Chief Executive Officer, Jeffrey M. Stibel, has an equity interest. Mr. Stibel is also a member and chairman of the Board of Directors of TSA. The Company’s purchases of online marketing services from TSA are made pursuant to the Company’s standard form of purchase order. The purchase order imposes no minimum commitment or long-term obligation on the Company. The Company may terminate the arrangement at any time. The Company pays TSA fees equal to a specified percentage of the Company’s purchases of online advertising made through TSA. The Company believes that the services it purchases from TSA, and the prices it pays, are competitive with or superior to those available from alternative providers. The total amount of fees paid to TSA for services rendered for the year ended December 31, 2006 was $0.3 million and less than $0.1 million was accrued at year end. No fees were paid to TSA prior to January 1, 2006.
In connection with the acquisition of CommuniTech.Net, the Company held two notes receivable with balances totaling $2.7 million at August 31, 2003 from the seller of CommuniTech.Net. These notes matured on February 8, 2004. The loans were collateralized by 273,526 shares of the Company’s common stock, owned by the note holder. The Company has filed suit in Cobb County, Georgia against Gabriel Murphy, one of the former principals of CommuniTech.Net, Inc. (“Communitech”) which was acquired by the Company in February 2002. In the litigation, the Company contends that Murphy violated various covenants under his employment agreement and related contracts with the Company, defamed the Company, violated fiduciary duties he owed the company, violated his duty of loyalty to the company and committed fraud against the Company. In particular, in motions filed in this litigation the Company contends that Murphy assisted a former employee named Jason Park in creating a competing web hosting company called Bent Axis, LLC using Company equipment and facilities that was operated out of the Communitech data center in Kansas City, Missouri. In those motions the Company also contends that Murphy signed a putative contract on behalf of Interland with a company formed by Murphy for the purpose of billing the Company for Internet advertising and later had his wife use an assumed name in an effort to collect invoices arising under that putative contract. In this litigation the Company also seeks to recover payment of a promissory note signed by Murphy in February 2002 in the amount of approximately $735,000, representing a cash advance the Company made to Murphy at the timing of the closing of the Communitech acquisition. Murphy has asserted various counterclaims in response.
The Company’s lawsuit demands payment from Mr. Murphy’s two promissory notes (one of which was “non-recourse” while the other was “recourse”). In March 2004, the Company retired the 273,526 shares of stock held as collateral and wrote off the $2,000,000 non-recourse promissory note. The other $735,000 full recourse promissory note remains outstanding and continues to be a subject of the Cobb County litigation noted above. The receivable is shown on the balance sheet as a reduction in shareholders’ equity.
In connection with his resignation as Chief Executive Officer, the Company entered into a Separation Agreement and Mutual Release of All Claims with Joel Kocher on August 3, 2005 (effective August 11, 2005) pursuant to which (a) the Company agreed to pay Mr. Kocher $360,000, together with a cash amount equal to approximately 12 months’ COBRA, as a severance payment, (b) the Company agreed that any stock options granted to Mr. Kocher would continue to vest during the Transition Period (as that term is defined in his employment agreement) and that he would be entitled to exercise those options during the Transition Period and for 30 days thereafter, and (c) with respect to Mr. Kocher’s role as a defendant in that litigation styled Heitman et al. v. Interland et. al. pending in state court in Missouri, the Company will continue to retain and pay for joint counsel in that case to represent both the Company and Mr. Kocher. To the extent that Mr. Kocher elects to employ separate counsel, the Company will pay 50% of any reasonable attorneys’ fees of such counsel that may be incurred, up to an annual maximum of $60,000.
In August 2005, Mr. Jeff Stibel, Chief Executive Officer, purchased 250,000 shares of common stock for a purchase price of $2.29 per share pursuant to a Subscription Agreement dated July 28, 2005. Mr. Stibel has demand registration rights with respect to the shares under the terms specified in a Registration Rights Agreement accompanying the Subscription Agreement.

Web.com, Inc.
notes to consolidated financial statements
19. Income Taxes
Components of income tax (benefit) provision are as follows:

		Four Months	Years Ended
	Year Ended	Ended	August 31,
	December 31, 2006	December 31, 2005	2005	2004
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Current:
U.S. Federal	$(1,157)	$—	$—	$—
State	(119)	—	(850)	—

	(1,276)	—	(850)	—

Deferred:
U.S. Federal	23	—	—	—
State	1	—	—	—

	24	—	—	—

Income tax (benefit) provision	$(1,252)	$—	$(850)	$—

The Company examined the federal and state statutory tax rates it applies to its current and deferred taxes. Considering the change in historical business operations in tax jurisdictions where it now conducts business and its federal and state net operating losses, the Company decreased its federal effective rate from 35% applied in August 31, 2005 and 2004 to a federal effective rate of 34% applied in December 31, 2006 and December 31, 2005. The Company decreased its state statutory effective rate from 5%, net of federal benefit, applied in August 31, 2005 to 3.15%, net of federal benefit, applied in December 31, 2005 and 1.2%, net of federal benefit, applied in December 31, 2006.
Reconciliation between the income tax provision and income tax computed using the federal statutory rate follows:

		Four Months	Years Ended
	Year Ended	Ended	August 31,
	December 31, 2006	December 31, 2005	2005	2004
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
U.S. federal income tax at statutory rate	$(4,937)	$(984)	$(7,105)	$(36,035)
State taxes, net of federal benefit and state tax credits	(130)	(88)	(1,015)	(5,148)
Goodwill	—	—	—	26,635
Change in effective tax rate	273	8,232	—	—
Valuation allowance	3,280	(6,690)	7,270	14,524
Tax reserve reversals	(1,276)	—	—	—
Stock equity adjustments	268	31	—	—
Investment impairment	1,117	—	—	—
Net operating loss adjustment	—	(509)	—	—
Other	153	8	—	24

Income tax (benefit) provision	$(1,252)	$—	$(850)	$—

Web.com, Inc.
notes to consolidated financial statements
The tax effects of temporary differences and carryforwards that give rise to the deferred tax assets and liabilities are as follows:

	As of December 31,
	2006	2005
	(In thousands)
Current deferred tax assets:
Receivables and other allowances	$56	$31
Accrued expenses	1,251	1,963
Deferred revenue	1,650	1,718
Accrued compensation and stock options	301	165
Valuation allowance	(3,244)	(3,877)

Total current deferred tax assets	14	—

Current deferred tax liabilities
Stock-based compensation	(79)	—

Total current deferred tax liabilities	(79)	—

Net current deferred tax liabilities	(65)	—

Noncurrent deferred tax assets
Acquired intangibles	6,231	7,053
Property, plant and equipment	562	512
Stock-based compensation	1,847	164
Deferred revenue	110	76
Other reserves	19	322
Capital loss carryforward	430	430
Net operating loss carryforwards	121,311	118,252
Valuation allowance	(129,934)	(126,022)

Total noncurrent deferred tax assets	576	787

Noncurrent deferred tax liabilities
Acquired intangibles	(535)	(787)

Total noncurrent deferred tax liabilities	(535)	(787)

Net noncurrent deferred tax assets	$41	$—

Deferred tax assets and liabilities have not been classified with net assets of discontinued operations because income taxes will not be assumed by the buyers of the discontinued operations and remain the responsibility of the Company.
The Company has federal operating loss carryforwards, some of which are limited by the Section 382 of the Internal Revenue Code. The consolidated limited amount of net operating losses available to the Company as of December 31, 2006 is approximately $317 million and begin expiring in 2018.
The Company has state operating loss carryforwards available to the Company as of December 31, 2006 of approximately $290 million which begin expiring in 2010.
The Company has federal capital loss carryforwards available as of December 31, 2006 of approximately $1.3 million which expires in 2011.
A valuation allowance has been established against the deferred tax asset because management does not believe such assets are more likely than not to be realized.
Changes in the deferred tax asset valuation allowance are as follows:

	Year Ended	Four months
	December 31,	Ended	Year Ended
	2006	December 31, 2005	August 31, 2005	August 31, 2004
Deferred Tax Asset Valuation Allowance				(In thousands)
Balance at beginning of year	$129,898	136,588	$133,511	$116,792
Change in net cumulative tax differences	3,280	(6,690)	3,077	16,719

Balance at end of year	$133,178	$129,898	$136,588	$133,511

Web.com, Inc.
notes to consolidated financial statements
20. Commitments
The Company leases various buildings, computer, and office equipment, under operating lease agreements. The Company has executed a five-year promissory note with US Bank. Rental expense related to operating leases was approximately $1.4 million, $0.5 million, $3.8 million, and $3.9 million for the year ended December 31, 2006, four months ended December 31, 2005, year ended August 31, 2005 and year ended August 31, 2004 respectively. Future minimum payments including equipment and facility leases and debt payments are as follows:

	Operating
	Leases and
	Other Future
	Minimum	Long-term
	Commitments	debt
		(In thousands)
2007	2,782	1,844
2008	2,786	1,937
2009	2,797	93
2010	1,411	—

Total	$9,776	$3,874

21. CONTINGENCIES
The Company is a party to several litigation matters outside of the ordinary course of business.
On August 2, 2006 the company filed suit in the United States District Court for the Western District of Pennsylvania against Federal Insurance Company and Chubb Insurance Company of New Jersey. The suit seeks, among other things, a declaratory judgment that the two insurance companies owe the Company a defense and indemnification for costs associated with the Pair Networks Litigation (see below). The suit also seeks recovery against the insurance companies for breach of contract, insurance company bad faith and breach of fiduciary duty.
On June 19, 2006, the Company filed suit in the United States District Court for the Northern District of Georgia against The Go Daddy Group, Inc. The Company is seeking damages, a permanent injunction, and attorney fees related to infringement of four of the Company’s patents. There can be no assurance that the Company will be able to recover the amounts claimed in this case.
On June 12, 2006, the FTC filed a sealed action in the United States District Court for the Southern District of Texas against WebSource Media, LLC, n/k/a WebSource Media, certain of its former members, Telsource International (a telemarketing firm that provided telemarketing services to WebSource Media) and certain of the principals of Telsource International. In addition, the FTC obtained a Temporary Restraining Order and Order Appointing a Temporary Receiver which, among other things, froze the assets of all of the defendants and appointed a receiver for WebSource Media and the other corporate defendants. In its complaint, the FTC alleged that WebSource Media and the other defendants were operated as a “common enterprise” for the purpose of inducing consumers to purchase websites from WebSource Media using “unfair and deceptive” trade practices sometimes known as “cramming.” On June 21, the Court issued an Agreed Preliminary Injunction Order appointing the Company as an agent for the Receiver. Pursuant to this Order, the Company has acted on behalf of the Receiver in certain respects with respect to the WebSource Media business. Discovery and other proceedings in this FTC litigation have been stayed temporarily during the receivership period. (See “Acquisitions — WebSource Media”)
Web.com is not a defendant in the FTC litigation. Prior to learning of the FTC litigation, Web.com was not aware of any pending FTC investigation into WebSource Media and was not aware of the allegations of unfair and deceptive business practices that were made in the FTC litigation. At this time Web.com is unable to determine what liability, if any, WebSource Media will have in connection with the FTC litigation. Because Web.com is not a party to the FTC litigation, Web.com does not believe that it will have any material liability in connection with the FTC litigation against WebSource Media.
The Company has commenced arbitration against the former members of WebSource Media, seeking damages for fraud, fraudulent inducement, and breach of contract. The outcome of arbitration cannot be assured and there can be no guarantee that the Company will be able to recover the amounts claimed in this case. The former members of WebSource Media have denied liability and asserted counterclaims against Web.com in the arbitration. They argue, among other things, that their employment was terminated without cause and that such termination entitles them to an accelerated payment of the earn-out consideration at issue in the May 19, 2006 merger agreement of up to approximately $7 million in cash, 1.325 million shares of Web.com stock and warrants for the purchase of up to 750,000 shares of Web.com stock at a purchase price of $6 per share. Any accelerated earn-out consideration is subject to certain limitations, deductions, off-sets and adjustments as further provided in the merger agreement. The former members of WebSource Media have also filed suit against Web.com and that suit is now pending in the U.S. District Court for the Southern District of Texas. The civil suit makes many of the same claims as were asserted in the arbitration described above. Web.com will assert counterclaims in the civil suit that are substantially identical to those asserted in the arbitration described above.

Web.com, Inc.
notes to consolidated financial statements
In December 2005, Vincent Salazar sued the Company in state court in California, claiming that he was entitled to compensation in connection with the Company’s acquisition of web hosting accounts from AT&T in January 2002. In March 2006 the court dismissed all claims against the Company. Salazar has appealed the court’s dismissal of the case and that appeal has now been briefed to the California Court of Appeals.
In or around March, 2006, a former employee, Randy Nein, also sued the Company in state court in California claiming that he was due compensation in connection with the Company’s acquisition of web hosting accounts from AT&T in January 2002. The Company is now defending that case.
In January 2007, the Company entered into a settlement agreement and mutual release of claims with Certain Underwriters at Lloyd’s of London (the “Underwriters”) to resolve the Company’s suit against the Underwriters pending in state court in Idaho. The Company had filed suit in 2005 to recover its attorneys’ fees and amounts paid in settlement in an earlier case (the “Smith Litigation”) in which a putative class of former employees had claimed to be owed amounts representing unpaid overtime and other wages. The Underwriters had issued an insurance policy in 2000 that the Company contended should have provided indemnification and a defense in the Smith Litigation. Pursuant to the settlement, the Company received a payment of $6 million from the Underwriters, resulting in net proceeds of approximately $3.6 million after the deduction of legal fees and other expenses.
The Company is defending a case tried in the United States District Court for the Southern District of Florida. This dispute arose out of the management of a co-located server by the Company’s predecessor, Worldwide Internet Publishing Corporation. The Company was ordered to pay damages of $1.00 in response to the Company’s pre-trial and post-trial motions. The case is on appeal.
In May 2004, Net Global Marketing filed suit against the Company and its predecessor, Dialtone, in state court in Los Angeles, California asserting claims for lost data. The Company had cancelled Net Global’s web hosting accounts in October 2002 and again in January 2003 as a result of complaints that the servers were being used to send spam, and has asserted counterclaims arising from these incidents. The Company removed the case to federal court and filed a motion to dismiss in favor of arbitration which was denied, a decision the Company appealed to the Ninth Circuit Court of Appeals. In January 2007 the Ninth Circuit denied the Company’s appeal and the Company expects the case will now proceed in state court. The Company believes that it has adequate defenses including provisions in the contract with the plaintiff that shield Dialtone from damages for “erasure” and “loss of data” and generally prohibit recovery of the kind of damages sought by plaintiff.
The Company has filed suit in Cobb County, Georgia against Gabriel Murphy, one of the former principals of Communitech.Net, Inc. (“Communitech”) which was acquired by the Company in February 2002. In the litigation, the Company contends that Murphy violated various covenants under his employment agreement and related contracts with the Company, defamed the Company, violated fiduciary duties he owed the company, violated his duty of loyalty to the company and committed fraud against the Company. In particular, in motions filed in this litigation the Company contends that Murphy assisted a former employee named Jason Park in creating a competing web hosting company called Bent Axis, LLC using Company equipment and facilities that was operated out of the Communitech data center in Kansas City, Missouri. In those motions the Company also contends that Murphy signed a putative contract on behalf of Interland with a company formed by Murphy for the purpose of billing the Company for Internet advertising and later had his wife use an assumed name in an effort to collect invoices arising under that putative contract. In this litigation the Company also seeks to recover payment of a promissory note signed by Murphy in February 2002 in the approximate amount of $735,000, representing a cash advance the Company made to Murphy at the timing of the closing of the Communitech acquisition. Murphy has asserted various counterclaims in response.
In February 2003, Mr. Bryan Heitman, also a former principal of Web.com’s subsidiary Communitech, and Mr. Murphy filed a lawsuit against the Company, its former Chief Executive Officer, Mr. Joel Kocher, and Communitech, in Jackson County, Missouri claiming, among other things, that the Company fraudulently induced Murphy and Heitman to enter into the Merger Agreement by making inaccurate or incomplete disclosures and, in the alternative, breached the Merger Agreement by failing to have the Form S-3 registration statement for their stock declared effective by the SEC on a timely basis. The complaint seeks compensatory and punitive damages in an unspecified amount. The court has set a trial date in June 2007.
In late 2001, Pair Networks, a competing web services company, attempted to mount a class action against the Company under the Telephone Consumer Protection Act after Pair Networks allegedly received a one-page fax from the Company. In February 2007 the court in Allegheny County, Pennsylvania, denied the motion of the plaintiffs to certify a class in a case styled Pair Networks et al. v. Interland et al (the “Pair Networks Litigation”). This ruling means that the three named plaintiffs in the case may only proceed with individual claims against the Company which can amount to not more than $1,500 each. While the plaintiffs are expected to appeal

Web.com, Inc.
notes to consolidated financial statements
the court’s February 2007 decision dismissing the class action, the Company plans to defend that appeal and believes that no material adverse effect on the Company will occur as a result of this litigation.
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
With respect to each of the foregoing matters where parties have asserted claims against the Company, the Company believes it has adequate defenses, intends to defend itself vigorously, and believes the litigation will not result in any material adverse effect to the Company.
The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of its estimates and reserves, the Company’s cash balances could nonetheless be materially affected by an adverse judgment. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company believes it has adequately reserved for the contingencies arising from the above legal matters where an unfavorable outcome is deemed to be probable and the loss amount can be reasonably estimated. As such, the Company does not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on its results of operations, its financial condition, or its cash flows.
22. Geographic Information
The Company’s business activities are represented by a single industry Segment - website and applications hosting. The Company’s sales are generated from customers residing both within the United States and outside of the United States. The following table shows sales by these geographic locations:

	Year	Four Months
	Ended	Ended	Years Ended
Revenues by Geographic Area	December 31,	December 31,	August 31,	August 31,
(In thousands)	2006	2005	2005	2004
(Based on customer location)
United States	$46,169	$15,204	$77,850	$91,173
Non- U.S.	2,971	1,088	10,758	11,572

Total	$49,140	$16,292	$88,608	$102,745

Hosting revenues are comprised of shared, dedicated, and application hosting services and domain name registrations. Other revenues are primarily comprised of consulting, bandwidth transfer overage billings, Internet connectivity fees, co-location services, a one-time billing of license fees and Web-based business solution services. The following table shows sales by Hosting and Other revenue:

	Year Ended	Four Months Ended
	December 31,	December 31,	Years ended August 31,
(In thousands)	2006	2005	2005	2004
Hosting revenue	$45,567	$15,172	$83,937	$97,601
Other revenue	3,573	1,120	4,671	5,144

Total revenue	$49,140	$16,292	$88,608	$102,745

Web.com, Inc.
notes to consolidated financial statements
23. Transition Period Comparative Data
The following table presents certain financial information for the four months ended December 31, 2005 and 2004 respectively. (Amounts in thousands except per share amounts):

	For the four months ended
	December 31,	December 31,
	2005	2004
		(Unaudited)
Revenues	$16,292	$30,573

Operating loss	(3,218)	(5,385)
Interest income (expense), net	324	95

Net loss from continuing operations	(2,894)	(5,290)
Income/(loss) from discontinued operations, net of tax	(146)	608

Net loss	$(3,040)	$(4,682)

Net income/(loss) per share, basic and diluted:
Continuing operations	$(0.18)	$(0.33)
Discontinued operations	(0.01)	0.04

	$(0.19)	$(0.29)

Number of shares used in per share calculation:
Basic and diluted	16,272	16,016
24. subsequent events
The lawsuit filed by the Company against certain underwriters at Lloyd’s of London was settled on January 13, 2007. On February 1, 2007 the Company received a gross settlement of approximately $6.0 million, which resulted in net proceeds to the Company of approximately $3.6 million after legal and other expenses. This transaction will be recorded as income from discontinued operations on the Company’s consolidated financial statements for the first quarter of 2007.
On March 12, 2007 the U.S. District Court for the Sourthern District of Texas, in the litigation Federal Trade Commission v. WebSource Media, et al., formally adopted the final report of the temporary receiver, thereby terminating the receivership over WebSource Media. WebSource Media remains a defendant in the litigation initiated by the Federal Trade Commission and remains subject to the court’s Second Modified Preliminary Injunction Order, which imposes substantial limitations on WebSource Media’s ability to market and sell its products, manage its business and dispose of its assets. Web.com has previously impaired its entire investment in WebSource Media and continues to believe it has little or no value. There can be no assurance that WebSource Media will be able to continue as a going concern.

Quarterly Financial Information (Unaudited)
(in thousands, except per share information)

					Four Months
	Year Ended December 31, 2006				Ended December
	First	Second	Third	Fourth	December 31,
	Quarter	Quarter	Quarter	Quarter	2005
	(In thousands, except per share amounts)
Revenues	$12,262	$12,053	$12,348	$12,477	$16,292
Loss from continuing operations	(5,244)	(5,727)	(477)	(1,821)	(2,894)
Net Loss	(5,503)	(5,713)	(594)	(1,914)	($3,040)

Loss per share, basic and diluted:
Continuing operations	$(0.32)	$(0.35)	$(0.03)	$(0.10)	($0.18)
Discontinued operations	(0.02)	—	(0.01)	—	(0.01)

	$(0.34)	$(0.35)	$(0.04)	$(0.10)	($0.19)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
Year Ended August 31, 2005
Revenues	$23,061	$22,622	$22,307	$20,618
Loss from continuing operations	(3,797)	(4,183)	(6,074)	(5,396)
Net Loss	(3,196)	(4,272)	(6,247)	(6,174)

Loss per share, basic and diluted:
Continuing operations	$(0.24)	$(0.26)	$(0.38)	$(0.33)
Discontinued operations	0.04	(0.01)	(0.01)	(0.05)

	$(0.20)	$(0.27)	$(0.39)	$(0.38)

ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
None
ITEM 9A. Controls And Procedures
Disclosure Controls and Procedures
The Company’s management, including its chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a – 15(e), and 15(d)-15(e)) as of December 31, 2006. Based on this review, the chief executive officer and chief financial officer concluded that Web.com’s disclosure controls and procedures were effective at December 31, 2006 to provide reasonable assurance that such disclosure controls and procedures satisfy their objectives. The information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including its chief executive officer and chief financial officer as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
Inherent Limitations
The Company’s management, including its chief executive officer and chief financial officer, do not expect that the Company’s disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of the Company’s current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.
Changes in Internal Control over Financial Reporting
The Company has implemented a number of significant improvements to its internal controls over financial reporting. While we continued to make incremental improvements to our internal control over financial reporting during the fiscal year, there were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.
Management’s report on internal control over financial reporting
The management of Web.com, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Web.com’s internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of Web.com’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this report.
ITEM 9B. Other Information
None

PART III
Certain information concerning the Registrant’s executive officers and directors is included under the caption “Officers and Directors of the Registrant” included in PART I, Item 1 of this report. Other information required by Items 10, 11, 12, 13 and 14 will be contained in the registrant’s Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, and is incorporated herein by reference.
Item 10. Directors And Executive Officers and corporate governance
The information concerning our directors and executive officers will appear in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year, and is incorporated herein by reference.
Item 11. Executive Compensation
The information concerning executive compensation will appear in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year, and is incorporated herein by reference.
Item 12. Security Ownership Of Certain Beneficial Owners And Management
The information concerning security ownership of certain beneficial owners and management and related stockholder matters will appear in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships And Related Transactions and director independence
The information concerning certain relationships and related transactions will appear in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year, and is incorporated herein by reference.
Item 14. Principal Accountant Fees And Services
The information concerning our principal accountant fees and services will appear in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of our last fiscal year, and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

List of documents filed as part of this Report

Financial Statements.

Consolidated Financial Statements:
Consolidated Statements of Operations for the Years Ended December 31, 2006, the Four-Month Period Ended December 31, 2005, and the Years Ended August 31, 2005 and 2004
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2006, the Four-Month Period Ended December 31, 2005, and the Years Ended August 31, 2005 and 2004
Consolidated Statements of Cash Flows for the Year Ended December 31, 2006, the Four-Month Period Ended December 31, 2005, and the Years Ended August 31, 2005, and 2004
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Quarterly Financial Information (Unaudited)

Financial Statement Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the Schedules, or because the information required is included in the financial statements and notes thereto.

The following documents are filed as exhibits to this Annual Report on Form 10-K:

					FILED
		INCORPORATED BY			PREVIOUSLY	FILED
		REFERENCE			ON FORM 10-K	HEREWITH
Exhibit	Description	Form	Date	Number
2.12(1)	Asset Purchase Agreement dated	8-K	9/7/05	2.1
	as of August 31, 2005 by and between Peer 1 Acquisition Corporation and Interland, Inc.

2.13 (1)	Asset Purchase Agreement	8-K	11/30/05	2.1
	between Interland, Inc., Web Internet, LLC and William Pemble dated November 29, 2005

2.14(1)(2)	Agreement and Plan of	8-K	5/23/06	2.1
	Merger dated as of May 19, 2006, by and among WebSource Media, LLC, Marc Smith, Web Astro Acquisition, L.P., and Web.com, Inc.

3.01	Unofficial Restated Articles of	10-Q	5/31/02	3.01
	Incorporation of Registrant (as amended through April 24, 2002)

3.01(b)	Articles of Amendment to	10-K	8/31/03	3.01(b)
	Articles of Incorporation of Registrant

3.01(c)	Articles of Merger,	8-K	3/21/06 3	.01(c)
	effective March 20, 2006

					FILED
		INCORPORATED BY			PREVIOUSLY	FILED
		REFERENCE			ON FORM 10-K	HEREWITH
Exhibit	Description	Form	Date	Number
3.01(d)	Amendment to Articles of	8-K	4/3/06 3	.01(d)
	Incorporation, dated March 31, 2006

3.01(e)	Certificate of Designation,	8-K	8/7/06	3.1
	Rights and Preferences of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Minnesota on August 7, 2006

3.02	Unofficial Restated Bylaws of	10-Q	5/31/02	3.02
	the Registrant (as amended through April 24, 2002)

4.01	Form of Stock Certificate of the	10-K	8/31/01	3.04
	Registrant

4.03	August 30, 2002 Registration	S-3	9/24/02	4.03
	Rights Agreement by and among Interland, Inc., Spire Capital Partners, L.P., Spire Investment, L.L.C., and Waller-Sutton Media Partners, L.P.

4.04	August 30, 2002 Stock	S-3	9/24/02	4.04
	Restriction Agreement by and among Spire Capital Partners, L.P., Spire Investment, L.L.C., and Waller-Sutton Media Partners, L.P.

4.05	March 28, 2002 Amendment to	10-Q	5/31/02	10.112
	Stock Rights Agreement by and among Interland, Inc., Bryan Heitman and Gabriel Murphy

4.06	July 11, 2002 Amendment to Stock	S-3/A	9/24/02	4.06
	Rights Agreement by and among Interland, Inc., Bryan Heitman and Gabriel Murphy

4.07	December 31, 2002 Amendment to	S-3/A	3/17/03	4.07
	Stock Rights Agreement by and among Interland, Inc., Bryan Heitman and Gabriel Murphy

4.08	Form of Warrant	S-3	1/22/03	4.07

4.09	Form of Rights Certificate	8-K	8/7/06	4.1

4.10	Rights Agreement dated as	8-K	8/7/06	4.2
	of August 4, 2006, by and between Web.com, Inc. and Wells Fargo Shareowner Services, as Rights Agent

					FILED
		INCORPORATED BY			PREVIOUSLY	FILED
		REFERENCE			ON FORM 10-K	HEREWITH
Exhibit	Description	Form	Date	Number
10.35(a)+	Micron Electronics 1995 Stock	S-8	1/14/00	4.1
	Option Plan, as amended through August 29, 2001

10.35(b)+	Form of Notice of Grant for	10-K	8/31/01	10.35(b)
	Micron Electronics 1995 Stock Option Plan

10.35(c)+	Interland 1995 Stock Option	10-K	8/31/01	10.35(c)
	Plan, as amended August 30, 2001

10.35(d)+	Form of Notice of Grant for	10-K	8/31/01	10.35(d)
	Interland 1995 Stock Option Plan

10.36(a)+	Micron Electronics 1995 Employee	10-Q	6/1/95	10.36
	Stock Purchase Plan, as amended through August 5, 2001

10.36(b)+	Interland 1995 Employee Stock Purchase Plan, as amended August 6, 2001 and April 24, 2002	10-K	11/15/04	10.36(b)

10.36(c)+	Interland, Inc. 2002 Equity	S-8	10/3/03	4.1
	Incentive Plan

10.38+	Form of Indemnification	10-K	8/31/95	10.38
	Agreement between the Registrant and its officers and directors

10.39+	Form of Six-Month Termination	10-K	8/31/95	10.39
	Agreements for certain officers of the Registrant

10.42	Amended and Restated Component	8-K	9/10.99	10.42
	Recovery Agreement, dated effective September 2, 1999, between the Registrant and MTI

10.44+	Form of Twelve-Month Termination	10-K	8/28/97	10.44
	Agreements for certain officers of the Registrant

10.45+	Form of Two-Year Termination	10-K	8/28/97	10.45
	Agreements for certain officers of the Registrant

10.47+	Form of Employment and	10-Q	2/26/98	10.47
	Non-compete Agreement, with 12-month termination provision, for certain officers of the Registrant

10.48+	Form of Employment and	10-Q	2/26/98	10.48
	Non-compete Agreement, with 6-month termination provision, for certain officers of the Registrant

					FILED
		INCORPORATED BY			PREVIOUSLY	FILED
		REFERENCE			ON FORM 10-K	HEREWITH
Exhibit	Description	Form	Date	Number
10.56+	Form of Employment, Severance	10-K	9/3/98	10.56
	and Non-compete Agreement for Certain Officers of the Registrant

10.58+	The Registrant’s Executive	10-Q	12/2/99	10.58
	Incentive Plan, as amended

10.65	Executive Sales Representative	8-K	9/10/99	10.65
	Agreement effective September 2, 1999, between the Registrant and Micron Semiconductor Products, Inc.

10.68+	Amended Non Qualified Stock	10-Q	6/1/00	10.68
	Option Agreement, dated April 6, 2000

10.69+	Amended Non Qualified Stock	10-Q	6/1/00	10.69
	Option Agreement, dated April 6, 2000

10.70(a)+	HostPro, Inc. 2000 Equity	10-K	8/31/00	10.70
	Incentive Plan I

10.70(b)+	HostPro, Inc. 2000 Equity	10-K	8/31/00	10.71
	Incentive Plan II

10.70(c)+	Form of Notice of Grant for	10-K	8/31/00	10.72
	HostPro, Inc. 2000 Equity Incentive Plans

10.70(d)+	Form of Notice of Grant for	10-K	8/31/00	10.73
	HostPro, Inc. 2000 Equity Incentive Plans

10.70(e)+	Micron Electronics 2001 Equity	10-Q	5/31/01	10.89
	Incentive Plan, as amended as of March 22, 2001

10.70(f)+	Interland 2001 Equity Incentive	10-K	8/31/01	10.70(f)
	Plan, as amended August 6, 2001

10.70(g)+	Form of Notice of Grant for	10-K	8/31/01	10.70(g)
	Interland 2001 Equity Incentive Plan

10.76	Amendment Number 1 to Amended	10-Q	11/30/00	10.76
	and Restated Component Recovery Agreement, dated November 16, 2000, between the Registrant and MTI

10.77	Commercial Lease, dated March	8-K	4/10/01	99.01
	22, 2001, between MTI and the Registrant

10.78	Commercial Sublease, dated March	8-K	4/10/01	99.02
	22, 2001, between MTI and the Registrant

10.79+	The Registrant’s Severance Plan	10-Q	3/1/01	10.79
	for Employees – 2001 Amendment and Restatement

10.80+	The Registrant’s Change in	10-Q	3/1/01	10.80
	Control Severance Plan

10.81+	HostPro, Inc. 2000 Incentive	10-Q	3/1/01	10.81
	Plan II – Notice of Grant to Joel Kocher

FILED
		INCORPORATED BY			PREVIOUSLY	FILED
		REFERENCE			ON FORM 10-K	HEREWITH
Exhibit	Description	Form	Date	Number
10.84+	Retention Agreement between the	10-Q	3/1/01	10.84
Registrant and Sid Ferrales, dated as of December 1, 2000

10.89	MTI Shareholder Agreement dated	10-Q	4/10/01	2.01
as of March 22, 2001 between the Registrant and MTI

10.93	Operating lease for property	10-Q	5/31/01	10.92
located at 1450 Eagle Flight Way, Boise, Idaho, dated as of January 7, 2000

10.94	Operating lease for property	10-Q	5/31/01	10.93
located at 3326 160th Avenue SE, Bellevue, Washington, dated as of December 16, 1999

10.96(a)+	Interland-Georgia Stock	S-8	9/17/01	4.05(a)
Incentive Plan

10.96(b)+	First Amendment to	S-8	9/17/01	4.05(b)
Interland-Georgia Stock Incentive Plan

10.96(c)+	Second Amendment to	S-8	9/17/01	4.05(c)
Interland-Georgia Stock Incentive Plan

10.96(d)+	Third Amendment to	S-8	9/17/01	4.05(d)
Interland-Georgia Stock Incentive Plan

10.96(e)+	Fourth Amendment to	S-8	9/17/01	4.05(e)
Interland-Georgia Stock Incentive Plan

10.101(a)	Amended and Restated Lease	S-1/A	5/18/00	10.22(a)
Agreement between Interland-Georgia and 101 Marietta Street Associated dated September 29, 1999

10.101(b)	First Amendment to Amended and	S-1/A	5/18/00	10.22(b)
Restated Lease Agreement between Interland-Georgia and 101 Marietta Street Associates dated November 23, 1999

10.104(a)	SunTrust Plaza Garden Offices	10-K	8/31/01	10.104(a)
Lease Agreement by and between SunTrust Plaza Associates, LLC and Interland-Georgia dated May 15, 2000

10.104(b)	First Amendment to Lease	10-K	8/31/01	10.104(b)
Agreement by and between SunTrust Plaza Associates, LLC and Interland-Georgia dated September 27, 2000

10.105	Amended and Restated	10-K	8/31/01	10.105
Registration Rights Agreement between the Registrant, MTI and certain shareholders of Interland named therein dated August 6, 2001

					FILED
		INCORPORATED BY			PREVIOUSLY	FILED
		REFERENCE			ON FORM 10-K	HEREWITH
Exhibit	Description	Form	Date	Number
10.109	February 8, 2002 Investor Rights	10-Q	2/28/02	10.109
	Agreement by and among Interland, Inc., PAR Investment Partners, L.P., Hartford Capital Appreciation Fund, and certain other stockholders

10.112	Amendment to Stock Rights	10-Q	5/31/02	10.112
	Agreement dated as of March 28, 2002 by and among

10.115(2)	Microsoft Services Provider	10-K	8/31/02	10.115
	License Agreement dated as of January 15, 2002

10.116	Escrow Agreement dated as of	10-Q	5/31/03	10.1
	June 13, 2003, by and among Interland, Inc., William B. Bunting, Steve Harter, and Dominique Bellanger, and SunTrust Bank, a Georgia banking corporation (the “Escrow Agent”)

10.118+	Employment Agreement dated as of	10-K/A	8/31/03	10.118
	January 13, 2003 by and between Interland and William Jones

10.119+	Employment Agreement dated as of	10-K/A	8/31/03	10.119
	August 5, 2002 by and between Interland and Tiffani D. Bova

10.120	Promissory Note in the principal	10-Q	2/29/04	10.117
	amount of $4,780,475 dated February 11, 2004 in favor or U.S. Bancorp Oliver-Allen Technology Leasing.

10.121(2)	Hosting Provider Program	10-Q	2/29/04	10.118
	Agreement dated February 24, 2004 between INTERLAND, INC. and Red Hat, Inc.

10.124+	Director Compensation Policy	8-K	4/19/05	10.1
	effective as of June 1, 2005

10.125+	Amendment to Stock Options,	8-K	5/31/05	10.125
	dated as of May 24, 2005

10.126+	Form of Employment Agreement by	8-K	6/13/05	10.126
	and between Interland, Inc. and Juan G. Troncoso and Richard A. Pitrolo

10.126(b)+	Amendment No. 1 to	8-K	11/7/06	10.2
	Employment Agreement dated November 1, 2006, by and among Web.com, Inc. and Gonzalo Troncoso

					FILED
		INCORPORATED BY			PREVIOUSLY	FILED
		REFERENCE			ON FORM 10-K	HEREWITH
Exhibit	Description	Form	Date	Number
10.127+	Form of Employment Agreement	8-K	8/3/05	10.1
	dated as of July 28, 2005 with Jeffrey Stibel

10.127(b)+	Amendment No. 1 to	8-K	11/7/06	10.1
	Employment Agreement dated November 1, 2006, by and among Web.com, Inc. and Jeffrey M. Stibel

10.128+	Form of Employment Agreement	8-K	8/3/05	10.2
	dated as of July 28, 2005 with Peter Delgrosso

10.129+	Form of Option Agreement dated	8-K	8/3/05	10.3
	as of July 28, 2005 with Jeffrey Stibel

10.130	Form of Subscription Agreement	8-K	8/3/05	10.4
	dated July 28, 2005 with Jeffrey Stibel

10.131+	Form of Option Agreement dated	8-K	8/3/05	10.5
	as of July 28, 2005 with Peter Delgrosso

10.132	Form of Separation Agreement and	8-K	8/3/05	10.6
	Mutual Release of Claims executed August 3, 2005 by and between Interland, Inc. and Joel Kocher

10.133	Separation Agreement and Full	8-K	8/11/05	10.1
	Release of Claims executed August 3, 2005 by and between Interland, Inc. and William J. Jones

10.134	Escrow Agreement dated as of	8-K	9/7/05	10.1
	August 31, 2005 by and between Interland, Inc., Peer 1 Acquisition Corporation and SunTrust Bank

10.135+	Interland, Inc. 2005 Equity	8-K	9/7/05	10.2
	Incentive Plan

10.135+	Form of Notice of Grant to be	8-K	9/7/05	10.3
	issued under the 2005 Equity Incentive Plan

10.137	Settlement and Mutual	8-K	11/3/05	10.1
	Release Agreement between Interland, Inc. and Novell, Inc. dated October 28, 2005

10.138	Intellectual Property	8-K	11/30/05	10.1
	Purchase and Sale Agreement between Interland, Inc. and Web Service Company, Inc. dated November 29, 2005

					FILED
		INCORPORATED BY			PREVIOUSLY	FILED
		REFERENCE			ON FORM 10-K	HEREWITH
Exhibit	Description	Form	Date	Number
10.139	Agreement between	8-K	12/7/05	10.1
	Interland, Inc. and Joel Kocher dated December 6, 2005

10.140	Settlement Agreement	8-K	12/13/05	10.1
	between Interland, Inc. and WilTel Communications, LLC dated August 31, 2005 and signed December 8, 2005

10.141	Amended and Restated Line	8-K	12/29/05	10.1
	of Credit Note and Loan Agreement by Interland, Inc. dated December 22, 2005

10.142	Security and Pledge	8-K	12/29/05	10.2
	Agreement among Interland, Inc., WDC Holdco, inc. and Web Service Company, Inc. dated December 22, 2005

10.143+	Employment Agreement	8-K	12/29/05	10.3
	between William Pemble and Interland, Inc. dated December 23, 2005

10.144	Restricted Stock Agreement	8-K	12/29/05	10.4
	between Interland, Inc. and William Pemble dated December 23, 2005

10.145	Restricted Stock Agreement	8-K	12/29/05	10.5
	between Interland, Inc. and Kathy Trahey dated December 23, 2005

10.146	Restricted Stock Agreement	8-K	12/29/05	10.6
	between Interland, Inc. and Vivek Chawla dated December 23, 2005

10.147	Restricted Stock Agreement	8-K	12/29/05	10.7
	between Interland, Inc. and Robert Friedman dated December 23, 2005

					FILED
		INCORPORATED BY			PREVIOUSLY	FILED
		REFERENCE			ON FORM 10-K	HEREWITH
Exhibit	Description	Form	Date	Number
10.148+	First Amendment to	8-K	2/8/06	10.1
	Employment Agreement and Release of Claims between Interland, Inc. and William Pemble dated February 7, 2006

10.149	First Amendment to	8-K	2/8/06	10.2
	Transition Services Agreement between Interland, Inc. and Web Internet, LLC dated February 7, 2006

10.150+	Employment Agreement of	8-K	4/3/06	10.1
	Joseph A. Newcomb

10.151+	Restricted Stock Agreement	8-K	4/3/06	10.2
	of Joseph A. Newcomb dated March 31, 2006

10.152+	Stock Option Agreement of	8-K	4/3/06	10.3
	Joseph A. Necomb

10.153+	Form of Notice of Grant	8-K	4/3/06	10.4
	(Restricted Stock) under the 2006 Equity Incentive Plan

10.154+	Form of Notice of Grant	8-K	4/3/06	10.5
	(Fully-Vested Option) under the 2006 Equity Incentive Plan

10.155+	2006 Equity Incentive Plan	8-K	4/3/06 1	0.136

10.156	Registration Rights	8-K	5/23/06	10.1
	Agreement dated as of May 19, 2006, by and among Web.com, Inc., Marc Smith and Keith Hendrick as Stockholders Representatives, and the Investors named therein

10.157	Consideration Agreement	8-K	5/23/06	10.2
	dated as of May 19, 2006, by and among WebSource Medica, LLC, Marc Smith, Web Astro Acquisition, L.P., and Web.com, Inc.

FILED
		INCORPORATED BY			PREVIOUSLY	FILED
		REFERENCE			ON FORM 10-K	HEREWITH
Exhibit	Description	Form	Date	Number
10.158	Form of Warrant Agreement	8-K	5/23/06	10.3
dated as of May 19, 2006 , by and among Web.com, Inc. and each of the Investors

14.00	Code of Ethics	10-Q	4/28/05	14.0

21.01	Subsidiaries of the Registrant					X

23.01	Consent of Independent					X
Registered Public Accounting Firm

24.01	Power of Attorney					X

31.2	Certification of Chief Financial					X
Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive					X
Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial					X
Officer under Section 906 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Chief Executive					X
Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	INLD indicates the exhibit is incorporated by reference to the Registrant’s prior filings with the SEC. INLD indicates the exhibit is incorporated by reference to Interland-Georgia’s prior filings with the SEC,

+	Management contract or compensatory arrangement or plan.

(1)	Schedules and exhibits have been omitted from the exhibit. A list of omitted schedules and exhibits is set forth immediately following the table of contents of the exhibit. Copies will be provided to the Commission upon request.

(2)	The Company has requested confidential treatment for portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEB.COM, INC.

Date: March 20, 2007	/s/ Gonzalo Troncoso

	By:	Gonzalo Troncoso
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey M. Stibel
Jeffrey M. Stibel	Chief Executive Officer (principal executive officer)	March 20, 2007

/s/ Gonzalo Troncoso
Gonzalo Troncoso	Executive Vice President and Chief Financial Officer (principal accounting officer)	March 20, 2007

/s/ John B. Balousek
John B. Balousek	Director	March 20, 2007

/s/ John Patrick Crecine
John Patrick Crecine	Director	March 20, 2007

/s/ Alex Kazerani
Alex Kazerani	Director	March 20, 2007

/s/ Robert T. Slezak
Robert T. Slezak	Director	March 20, 2007

/s/ Seymour Holtzman
Seymour Holtzman	Chairman of the Board of Directors	March 20, 2007

/s/ Efrem Gerszberg
Efrem Gerszberg	Director	March 20, 2007