Form 10-K/A
period 2006-12-31
WEB.COM, INC.
filed 2007-04-27
CIK 854460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 0-17932
Web.com, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1404301
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
303 Peachtree Center Avenue, Suite 500
Atlanta, GA 30303
(Address, including Zip Code, of principal executive offices)
Registrant’s telephone number, including area code: (404) 260-2477
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer or a non-accelerated filer.
Large Accelerated Filer ☐          Accelerated Filer ☑          Non-accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, based on the closing price of the common stock as reported by The NASDAQ Global Market on such date, was approximately $90,000,000.
     As of February 28, 2007, the issuer had 16,784,108 shares of common stock, par value $.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note
          This Amendment No. 1 to Annual Report on Form 10-K/A is being filed to amend and restate Part III of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 20, 2007. Except as expressly noted herein, this Amendment does not reflect events occurring after the March 20, 2007 filing date of our original Annual Report, and we do not undertake to update any item of our original Annual Report, except in each case to reflect the changes discussed in this Amendment. Accordingly, this Amendment should be read in conjunction with the original Annual Report.
          As a result of these amendments, we are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers, Key Employees and Directors of the Registrant
          The following table lists the executive officers, key employees and directors of the Company and their ages as of March 31, 2007:

Name	Age	Position
Jeffrey Stibel*	33	President, Chief Executive Officer and Director
Gonzalo Troncoso*	45	Executive Vice President and Chief Financial Officer
Vikas Rijsinghani	38	Senior Vice President and Chief Technology Officer
Judy Hackett*	47	Senior Vice President and Chief Marketing Officer
Jonathan B. Wilson	41	Senior Vice President, Legal and Corporate Development
Seymour Holtzman	71	Chairman, Board of Directors
John B. Balousek	61	Director
John P. Crecine	67	Director
Efrem Gerszberg	32	Director
Alex Kazerani	34	Director
Robert Lee	58	Director
Robert T. Slezak	49	Director

*	Denotes an executive officer
          JEFFREY M. STIBEL was appointed Chief Executive Officer of Web.com and a member of the Board of Directors in August 2005. From August 2000 to August 2005, Stibel held executive positions at United Online, Inc. (NASDAQ: UNTD), a technology company that owns and operates branded ISPs (NetZero, Juno and BlueLight Internet) and Web services (Classmates.com, MySite, PhotoSite and FreeServers). Stibel was most recently Senior Vice President overseeing Web hosting, email, online digital photos, search and domain registration across United Online’s numerous brands. Prior to working for United Online, from September 1999 to August 2000, Mr. Stibel was Chairman and CEO of Simpli.com Inc., a search and marketing technology company currently owned by ValueClick, Inc. (NASDAQ: VCLK). Stibel previously worked at GTE (Verizon) on SuperPages, an online yellow pages and eCommerce business directory. In addition, he has worked in mergers and acquisitions at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP and in marketing for The Greenfield Consulting Group. He currently serves on the board of directors for several private companies. Stibel received a master’s degree from Brown University and studied business and brain science at MIT’s Sloan School of Management and at Brown University, where he was a Brain and Behavior Fellow.
          GONZALO TRONCOSO serves as Executive Vice President and Chief Financial Officer for Web.com. Troncoso brings diverse finance and accounting experience having held posts in the US, Europe and Latin America. Before joining the Company in 2001, he was CFO of SRC International from 1986 to 1997, Director of Global Acquisitions for Chatham Technologies International from 1997 to 1998 and Finance Director at both Anixter International and PSINet. He also held several mid-management positions at Colgate-Palmolive’s Colombian subsidiary. Troncoso earned a Bachelor’s Degree in Finance & Accounting from Universidad Javeriana in Colombia and holds an MBA from St. Joseph’s University in Philadelphia.
          VIKAS RIJSINGHANI serves as Senior Vice President and Chief Technology Officer. Rijsinghani has extensive technical and management experience and combines a deep understanding of current technologies with the ability to execute across various business models. Rijsinghani has created and led technology divisions at several companies. He was Chief Technology Officer and a founding member of VerticalOne Corporation which was sold to S1 Corporation (NASDAQ: SONE) and was Chief Technology Officer at Proficient Systems. Previously, Rijsinghani was President of Neoglyphics Media Corporation, a website design and consulting firm. In addition, he held various senior technology management roles at Sun Microsystems and PriceWaterhouse. He graduated from Cornell University with dual degrees in Computer Science and Electrical Engineering.
          JUDY HACKETT serves as Senior Vice President and Chief Marketing Officer. Hackett has over 20 years of experience in strategic planning, marketing, advertising and brand development. She was Chief Marketing Officer at CareerBuilder, an online and print recruitment company co-owned by Tribune (NYSE:TRB), Knight Ridder (NYSE:KRI) and Gannett (NYSE:GCI) where she led consumer marketing, corporate communications, and product development. Prior to CareerBuilder, Hackett was Senior Vice President of Marketing and Communications at HeadHunter.NET and helped take the company public in 1999. Hackett was Senior Vice President of Marketing and Advertising for TBS Superstation and has held several roles in advertising and marketing at television stations. Hackett has received numerous industry awards in her career including an EMMY, ADDY, PRSA Phoenix Award and Promax/BPME Gold Medallion. She graduated from Kent State University with a degree in Journalism.
          JONATHAN B. WILSON serves as Senior Vice President, Legal and Corporate Development for Web.com. Wilson joined Web.com in 2001 as Assistant General Counsel and was promoted to General Counsel in January 2004. Prior to joining Web.com, Wilson was the General Counsel of an Internet start-up after more than ten years of large firm private practice with Atlanta firms including King & Spalding. Wilson is the Chair of the Internet Industry Committee for the ABA’s Public Utility, Communications and Transportation Law Section and has served in that capacity since founding the committee in 1997. Wilson is a co-author and co-editor of Internet Forms and Commentary: A Practitioner’s Guide to E-Commerce Contracts and the World Wide Web (American Bar Association: 2003) and is the author of Out of Balance: Prescriptions for Reforming the American Litigation System (2005). He earned his J.D. from George Washington University and was graduated Phi Beta Kappa from William and Mary.
          SEYMOUR HOLTZMAN was appointed as Chairman of the Board of Directors of Web.com in August 2005. He is Co-Chairman of the Board of Directors of George Foreman Enterprises, Inc. (OTC: GFME), formerly MM Companies, Inc. (OTC: MMCO). Holtzman was the Chief Executive Officer and Chairman of the Board of MMCO since January 2001. Holtzman has also been a director and Chairman of the Board of Casual Male Retail Group, Inc. since April 2000. Holtzman was previously the President and Chief Executive Officer of Jewelcor, Inc., a former New York Stock Exchange listed company that operated a chain of retail stores and other businesses until 1988. Holtzman currently serves as Chairman and Chief Executive Officer of each of Jewelcor Management, Inc., a company primarily involved in investment and management services; C.D. Peacock, Inc., a Chicago, Illinois retail jewelry establishment; and S.A. Peck & Company, a retail and mail order jewelry company based in Chicago, Illinois. From 1986 to 1988, Holtzman was Chairman of the Board and Chief Executive Officer of Gruen Marketing Corporation, an American Stock Exchange listed company involved in the nationwide distribution of watches. Holtzman brings over 40 years of business and management experience to Web.com.
          JOHN B. BALOUSEK has served as a member of the board of directors since August 1999. He currently serves as a Director on the boards of Aptimus, Inc. (NASDAQ:APTM) and Central Garden & Pet Company (NASDAQ: CENT). From 1998 to 1999, Mr. Balousek served as Executive Vice President and a founder of PhotoAlley.com, a San-Francisco-based start-up company providing electronic commerce services. He served as Chairman and CEO of True North Technologies, a digital and interactive services company of True North Communications, parent company of Foote Cone & Belding

Communications, Inc., a global advertising and communications company, from March to July 1996. Mr. Balousek continued to serve as a Director of True North Communications until January 1997. From 1991 to February 1996, Mr. Balousek served as President, Chief Operating Officer and Director of Foote Cone & Belding Communications.
          DR. JOHN PATRICK CRECINE became a director of Web.com in November 2003. Dr. Crecine is Chief Executive Officer of B.P.T., Inc., a private investor, and consultant. He was President of the Georgia Institute of Technology from 1987 to mid-1994. Previously he served as a Professor at the University of Michigan and founding Director of the Institute of Public Policy Studies from 1965 to 1975. He became Dean of the College of Humanities and Social Sciences at Carnegie Mellon University in 1976, a position he held until 1983 when he became the University’s Provost and Senior Vice President for Academic Affairs. He held that position until his Georgia Tech appointment. He is a member of the Board of the Georgia Department of Industry, Trade and Tourism. He also has been a Director of INTERMET Corporation, since 1993.
          EFREM GERSZBERG was appointed to Web.com’s Board of Directors in August 2005. He has been the President and Chief Operating Officer of George Foreman Enterprises, Inc. (OTC: GFME), formerly MM Companies, Inc. (OTC: MMCO), since May 2004. Since 2003, Gerszberg has been the Chief Operating Officer of Jewelcor Management Inc., an entity primarily engaged in investment and management services. Prior to Jewelcor Management, from 1999 through 2003, Gerszberg was a proprietary trader of equities and futures for JP Capital, Carlin Trading and Schoenfeld Securities. Since its inception in 1993, Gerszberg has served on the Board of Directors and Strategic Advisory Panel of Ecko Unlimited, a privately held young men’s apparel company. Gerszberg earned his J. D. from Rutgers School of Law.
          ALEX KAZERANI was appointed to Web.com’s Board of Directors in August 2005. Kazerani has founded and successfully led a number of business initiatives including KnowledgeBase.net and HostPro, Inc. and has extensive experience developing and designing technology solutions and operations for web hosting applications and data center build-outs. Kazerani is currently the CEO of EdgeCast Networks, Inc. In addition to this position, Kazerani is a partner in several venture capital funds and was a finalist for the 2005 Ernst & Young Entrepreneur of the year award. Kazerani earned a B.A. degree in International Relations and Economics from Tufts University.
          ROBERT LEE has served as a member on the board of directors since April 1999. He is currently also a Director on the boards of Broadvision, Inc. (OTC: BVSN.PK) and Netopia, Inc., (NASDAQ: NTPA), as well as several privately held firms. From 1995 to May 1998, Mr. Lee served as President of Business Communications Services for Pacific Bell. Mr. Lee also served as Executive Vice President, California Market Group, for Pacific Bell from 1993 to 1995.
          ROBERT T. SLEZAK has served as a member on the board of directors since August 2001. He currently also serves as a Director on the board of TD Ameritrade Holding Corporation (NASDAQ: AMTD) and United Western Bancorp, Inc. (NASDAQ:UWBK). Mr. Slezak has worked as an independent management consultant since November 1999. From October 1989 to November 1999, Mr. Slezak served as Chief Financial Officer of TD Ameritrade Holding Corporation, managing the accounting, finance, tax, mergers and acquisitions and regulatory reporting functions of this online brokerage firm.
Audit Committee
          Our Board of Directors has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit

Committee currently consists of John B. Balousek, John Patrick Crecine and Robert T. Slezak, all of whom qualify as “independent” directors within the meaning of the applicable rules for companies traded on NASDAQ. The Board of Directors has determined that Mr. Slezak qualifies as an “audit committee financial expert” as defined in Item 401(h)(2) of Regulation S-K.
Code of Ethical Conduct
          We have adopted a Code of Conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Conduct is available on the legal notices page of the Web.com web site at www.web.com. We will disclose on our web site any amendments to or waivers from provisions of the Code as required by the rules of the Securities and Exchange Commission and NASDAQ. The Board of Directors has also established procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters. Complaints regarding these matters will be reviewed under audit committee direction and oversight.
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and officers and persons who own beneficially more than 10% (collectively, the “Beneficial Owners”) of a registered class of our equity securities, to file initial reports of ownership and reports of changes of ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Section 16(a). Based solely on the reports received by us and on written representations from reporting persons, we believe that the Beneficial Owners complied with all applicable Section 16(a) filing requirements during the year ended December 31, 2006.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Compensation Philosophy
          The Compensation Committee of the Board of Directors has overall responsibility for determining the compensation of our Chief Executive Officer, or CEO, and other executive officers. Each member of the Committee is appointed by the Board and has been determined by the Board to be an independent director under applicable rules for companies traded on The NASDAQ Global Market (NASDAQ).
          Our compensation strategy is aligned with our business strategy, and equips us to realize a competitive advantage through an enhanced ability to attract, motivate, and retain superior talent. Compensation programs will evolve with the business and are competitive in the industry.
          Our executive compensation program is intended to:
•	Attract, retain, motivate and reward highly qualified executive officers who create value for our stockholders;

•	Embody and reinforce a “pay-for-performance culture” that provides rewards to employees based on job performance, and contribution to the company;

•	Create an “Ownership culture” throughout the Company, which is critical to our long-term success in the marketplace; and

•	Reflect the financial resources available to us based on our board approved annual business plan and our strategic objective to increase stockholder value.
          Our programs are designed to link executive pay levels with individual performance, our financial performance and stockholder returns. Key elements of our executive compensation program include:
•	Annual base salaries that are competitive relative to other public technology companies in our peer group;

•	Long-term incentive compensation that is delivered predominantly through stock option and stock awards; and

•	Annual variable incentive bonuses that are principally based on financial performance.
          We highly value our executive compensation program and firmly believe that its development, methodology and execution make a significant contribution to our success. The program serves as a representation of our culture and adheres to high standards of corporate governance.
Governance of Executive Compensation
          Our Compensation Committee maintains overall responsibility for our executive compensation program. The Committee (i) reviews our executive compensation philosophy and strategy, (ii) sets a range for the base salary and incentive opportunities for the CEO and the senior executive team members, (iii) establishes incentive compensation performance objectives for the CEO and executives designated by the CEO, and (iv) determines whether the performance objectives have been achieved and the incentive compensation has been earned. The Committee also (i) recommends to the Board employment or consulting agreements, severance arrangements, change in control arrangements, perquisites and special, supplemental or non-qualified benefits for the CEO, and (ii) approves such agreements or benefits for key senior executives designated by the CEO.
          The Committee’s duties and responsibilities are listed in its charter and include, but are not limited to, the following:
•	Establish and review the overall compensation philosophy of the company;

•	Review and approve the company’s corporate goals and objectives that are relevant to the compensation for the CEO and other executive officers;

•	Evaluate the performance of the CEO and other senior executive team members;

•	Approve or recommend to the Board for approval the compensation of the other executive officers;

•	Evaluate executive compensation programs, policies and procedures concerning executive perquisites and expense accounts, employee benefits plans; and

•	Assess equity-based plans and approve (or recommend for Board approval) new plans in these areas.
          In 2006, the Committee consisted of four directors — Robert Lee (Chair), John Balousek, Alex Kazerani and Efrem Gerszberg. All four Committee members have extensive business, management and Board experience, including experience dealing with executive compensation issues.
          At the beginning of each fiscal year, the Compensation Committee reviews the preceding year’s performance of the company. Throughout the course of the year, the Committee reviews all aspects of each executive team member’s total compensation package (i.e. base, bonus, long-term compensation etc.). As part of the review, the Committee is presented recommendations concerning all related matters, based on both competitive market data and analysis and the recommendations of our CEO (except with respect to his own compensation) and our Senior Vice President, Human Resources. The Committee makes regular reports to the full Board of Directors on the Committee’s activities, and the Committee prepares an annual report on executive compensation for inclusion in our proxy statement.
          The Committee met three times in 2006 and once in February 2007 with all meetings including discussion of 2006 compensation matters. All meetings included a prepared agenda that was provided to each Committee member prior to the session (included all supporting materials). Including matters listed above, the Committee reviewed and approved the following actions:
•	Approved grants of stock options and restricted stock awards to executive officers and executive team members; and

•	Approved base salaries (along with increases), incentive targets and performance objectives for 2007 and annual incentive payments for 2006 performance for the CEO and other executive officers.
Compensation Program Objectives
          As we outlined above, Web.com, Inc. believes strongly in establishing and maintaining a pay-for-performance culture and our ability to accurately and meaningfully measure our results. While base salaries for the CEO and other executive officers should reflect the marketplace for similar positions, a significant portion of their compensation is earned on a variable model, based on our financial performance, and the performance of each executive’s area of responsibility. Relevant and quantifiable performance objectives are established in advance and approved by the Compensation Committee at the beginning of each fiscal year.
          The Compensation Committee considers competitive benchmarking data in the establishment of base salaries, incentive targets, equity awards and total compensation levels. In 2006 the Committee was presented with benchmark data (Radford), comparing Web.com, Inc.’s executive compensation levels, mix of compensation elements and plan designs to comparable public technology companies. The Committee concluded the following based on the results of the benchmarking study:
•	Base salaries were generally consistent with the competitive 50th percentile;

•	Total cash compensation targets (annual base salary plus quarterly variable incentive bonuses) were targeted at the 75th percentile, as the Committee considered total cash targets to be appropriate, based on the goals and objectives of the compensation program(s); and

•	Equity award levels were consistent with competitive ranges.
Compensation Program Elements
          The Web.com, Inc. executive compensation program consists of the following elements: base salary; annual variable incentive bonuses; long-term incentive compensation (stock options and restricted stock); employee benefits and executive perquisites and income protection features or executive employment agreements. The remainder of this section provides details on each of these elements of our executive compensation program.

          Base Salary
          The Compensation Committee reviews and approves the base salaries for the CEO, executive officers, and key senior team members. The Committee makes these salary determinations on an individual basis, taking the following factors into consideration:
•	the individual’s responsibilities;

•	performance;

•	overall contributions to the Company’s success;

•	current total compensation (salary, bonus and equity);

•	tenure in the job/experience; and

•	internal and external equity (process concerning external benchmarking outlined above).
          The Committee approves the salary levels for other senior executives designated by the CEO annually, based on the recommendations of the CEO and our Senior Vice President, Human Resources.
          Annual Bonus Plan
          For 2006, performance-based cash incentives were provided to critical and key employees under the Incentive Bonus Plan, which was recommended by the Compensation Committee and approved by our Board in December 2005. The adoption of the Incentive Bonus Plan enabled us to redefine the categories of employees to whom award opportunities are available, provide incentives for full-year performance, and more precisely link incentive rewards with performance.
          For all eligible participants of this program, any bonus recommendation will be made as a function of earnings during the relevant time period. If achieved, individual payout will be modified by contribution level toward corporate and department specific goals and objectives, as determined by the following:
•	Formal Review Process

•	Department EVP/SVP

•	Approval/Discretion of the CEO
          If a participant moves from one level to another during the year, the different percentage factors would be applied to the salary earned at each level, during the relevant time period .
          Performance-based incentives will be provided again in 2007 under the Incentive Bonus Plan to critical and key employees, based on the achievement of corporate performance goals (primarily profitability metrics).
          Long-Term Incentive Compensation
          In 2006, our long-term incentive compensation consisted of both stock option and restricted stock awards. It is our belief that the appropriate mix of both types of awards creates the most suitable channel for aligning the interests of executives with shareholder interest in a company in our position.
          Grants of stock options during 2006 were awarded under our 2005 and 2006 Equity Incentive Plan. Details on awards granted during 2006 to our CEO and other named executive officers may be found in the table entitled “Grants of Plan-Based Awards in Fiscal 2006.” Details on all option awards exercised in 2006 by our CEO and other named executive officers may be found in the table entitled

“Option Exercises and Stock Vested In Fiscal Year 2006.” Details on all outstanding option awards held by our CEO and other named executive officers as of the end of 2006 may be found in the table entitled “Outstanding Equity Awards at Fiscal Year End 2006.”
          Consistent with our governance standards, all option awards and restricted stock grants presented to our named executive officers in 2006 were approved by the Compensation Committee and granted on the date of approval. The exercise price of each of the option awards in 2006 equaled our closing stock price on the date of grant. With one exception, each of these option grants possess a vesting schedule over three years starting on the first anniversary of the grant (33.33%) and the remaining vesting 2.78% monthly thereafter. The exception referenced above concerned one specific stock option grant provided to key members of the executive team, wherein these specific options granted on March 31, 2006 contained no vesting schedule and were immediately vested upon date of issuance. Consistent with industry standards, vested options remain exercisable until the ten-year anniversary of the grant, subject to shorter exercise periods following termination of employment.
          Employee Benefits and Executive Perquisites
          We provide our CEO and a select group of other executive officers with a limited number of special benefits and perquisites. We believe that these benefits and perquisites are not unusual in our industry. However, it is important to note that the CEO and other executive officers participate in the same employee benefit plans as all other employees. The employee benefit programs, which are reviewed periodically by the Compensation Committee, include a 401(k) retirement program to which we make contributions, and various health and welfare benefit programs. We believe that these programs are also generally consistent with technology industry practice for companies of our size and financial position.
          Executive Agreements
          Consistent with peer-group practice, our CEO and a limited number of senior executives have individual agreements with Web.com, Inc. providing for severance payments and other benefits in the event of a change of control of the company and/or in certain instances of termination of employment. The purpose of these employment agreements is to enhance our executive recruiting and retention efforts by following industry practices, and to provide our executives with reasonable levels of income protection while being responsible in the potential use of shareholder assets.
Accounting for Stock-Based Compensation
          Since September 1, 2005, we have accounted for stock-based payments under our equity-based plans in accordance with the requirements of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), which requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. The Company applies the Black-Scholes option pricing model and recognizes compensation cost on a straight line basis over the vesting periods for the awards. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. There is additional information about this accounting treatment in Note 16 to our consolidated financial statements in Item 8 of the December 31, 2006 Form 10-K.
Conclusions
          We believe that our executive compensation programs strongly support our philosophy of pay-for-performance. We further believe that compensation levels and programs for the CEO and other executive officers and team members are consistent with competitive practices in our industry and thus advance our recruiting and retention objectives. We will continue to review our programs on a regular basis and expect to update them from time to time, based on changes in competitive practices, regulatory requirements and our needs.
COMPENSATION COMMITTEE REPORT
          The Compensation Committee of the Board of Directors is primarily responsible for determining the annual salaries and other compensation of executive officers and administering Web.com’s stock option and stock purchase plans. During 2006, Robert Lee, John Balousek, Alex Kazerani and Efrem Gerszberg served on the Compensation Committee, all of whom were independent directors pursuant to applicable NASDAQ rules. In connection with its deliberations, the Compensation Committee seeks the views of the Chief Executive Officer with respect to appropriate compensation levels of the other officers.
          The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on these reviews and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K and proxy statement on Schedule 14A.
Compensation Committee
Robert Lee, Chair
John Balousek
Alex Kazerani
Efrem Gerszberg
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
          The Compensation Committee of our Board of Directors currently consists of Messrs. Lee, Balousek, Kazerani and Gerszberg. None of these individuals served us as an officer or employee at any time during fiscal 2006. None of our current executive officers has served as a member of the Board of Directors or Compensation committee of any entity for which a member of our Board of Directors or Compensation Committee has served as an executive officer.

SUMMARY COMPENSATION TABLE
          The following table sets forth, as to each person serving as Chief Executive Officer and Chief Financial Officer during 2006, the three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers at the end of 2006 whose compensation exceeded $100,000, and Richard A. Pitrolo, whose service as an executive officer terminated in September 2006 (referred to as named executive officers), information concerning all compensation paid for services to us in all capacities for 2006.

		Salary	Bonus	Stock	Option
Name and Principal Position	Year	($)	($)(1)	Awards($)(2)	Awards($)(3)	Total ($)
Jeffrey M. Stibel	2006	42,418	141,760	44,516	2,827,757 (4)	3,056,451
President, Chief Executive Officer and Director

Gonzalo Troncoso	2006	192,562	35,148	22,258	358,253	608,221
Executive Vice President and Chief Financial Officer

Judy Hackett	2006	145,110	13,050	11,129	196,589	365,878
Senior Vice President and Chief Marketing Officer

Richard A. Pitrolo, Former	2006	132,362	—	12,334	329,753	474,449
Executive Vice President, Chief Operations Officer (5)

(1)	Represents cash bonuses paid to the executive officers. For 2006, the Compensation Committee approved a partial payment to the named executive officers serving at December 31, 2006 of an aggregate bonus equal to approximately 60% of the total bonus pool. The compensation committee, based on a recommendation from our CEO and SVP, Human Resources, made this decision based on several factors, such as organic revenue and subscriber growth and cost reduction accomplishments; all considered considerable milestones associated with our turn-around plan.

(2)	Represents restricted shares of the Company’s common stock granted under the Company’s 2006 Equity Incentive Plan in accordance with SFAS No. 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to these grants, refer to Note 16 to our consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC.

(3)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted to each of the named executives, in 2006 as well as prior fiscal years, in accordance with SFAS No. 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2006 grants and prior year grants, refer to Note 16 to our consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC.

(4)	Includes $2,233,847 expense for stock options granted in 2005. Mr. Stibel elected to receive no base salary in 2005 and the greater part of 2006 until his salary agreement was amended effective November 1, 2006.

(5)	Mr. Pitrolo’s employment with the Company terminated on September 1, 2006.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2006
          The following table provides information with respect to equity incentive awards granted to the named executive officers in 2006 under Web.com’s 2005 Equity Incentive Plan and 2006 Equity Incentive Plan, which are the only plans pursuant to which awards were granted in 2006.

					Per Share	Grant
					Exercise	Date Fair
				All Other Option	Or Base	Value of
			Number of	Awards: Number	Price of	Stock and
			Shares of	Of Securities	Option	Option
	Grant	Plan	Stock or	Underlying	Awards	Awards
Name	Date	Name	Units (#)(1)	Options (#)	($/Sh) (2)	($)(3)
Jeffrey Stibel	3/31/2006	2006		150,000	5.93	593,910
	3/31/2006	2006	50,000		5.93	296,500
Gonzalo Troncoso	3/31/2006	2006		75,000	5.93	296,955
	9/7/2006	2005		100,000	4.50	271,610
	3/31/2006	2006	25,000		5.93	148,250
Judy Hackett	3/31/2006	2006		37,500	5.93	148,478
	3/31/2006	2006	12,500		5.93	74,125
Richard A. Pitrolo	3/31/2006	2006		75,000	5.93	296,955
	3/31/2006	2006	25,000		5.93	148,250

(1)	Represents restricted stock awards that vest 50% after four consecutive quarters of positive adjusted net income as defined by the award, with the remaining 50% vesting after another four consecutive quarters of positive adjusted net income.

(2)	The exercise price of options granted in 2006 is equal to the closing price of Web.com’s common stock on the applicable grant date, as reported on the NASDAQ Global Market.

(3)	The grant date fair value is computed in accordance with SFAS No. 123(R) utilizing the assumptions discussed in Note 16 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006, without giving effect to estimated forfeitures.
          We granted a total of 112,500 restricted stock awards to the named executive officers on March 31, 2006 when the share price was $5.93 per share. With the exception of Mr. Pitrolo, who left the Company in September 2006, these shares will vest 50% after four consecutive quarters of positive adjusted net income as defined in the award, with the remaining 50% vesting after another four consecutive quarters of positive adjusted net income. We believe these awards and performance-based vesting schedules serve to more closely align the executives’ interests with those of our shareholders.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2006
          The following table sets forth certain information with respect to stock option and restricted stock awards held by the named executive officers at December 31, 2006.

	Option Awards					Stock Awards
						Number	Market
	Number of	Number of				of	Value of
	Securities	Securities				Shares or	Shares or
	Underlying	Underlying				Units of	Units of
	Unexercised	Unexercised	Option			Stock	Stock That
	Options	Options	Exercise	Option		That	Have Not
	(Exercisable)	(Unexercisable)	Price	Expiration		Have Not	Vested (5)
Name	(#)	(#)	($)	Date		Vested	($)
Jeffrey Stibel	1,675,000	—	2.29	7/28/2013		50,000	209,500
	150,000	—	5.93	3/31/2016		—	—

Gonzalo Troncoso	2,858	—	31.90	3/22/2011		25,000	104,750
	1,500	—	17.30	6/11/2011		—	—
	2,500	—	21.40	1/15/2012		—	—
	2,500	—	11.00	1/13/2013		—	—
	6,000	—	3.33	7/29/2014		—	—
	10,000	—	3.01	12/20/2014		—	—
	19,427	30,573	2.86	10/12/2015	(1)	—	—
	75,000	—	5.93	3/31/2016		—	—
	—	99,998	4.50	9/7/2016	(2)	—	—

Judy Hackett	16,648	33,352	4.24	12/5/2015	(3)	12,500	52,375
	37,500	—	5.93	3/31/2016		—	—

(1)	The option awards vested as to 33.3% after the first year on October 12, 2006 and the balance vests in equal monthly installments, or 2.78% of the total, over the remaining two year period

(2)	The option awards vested as to 33.3% after the first year on September 7, 2006 and the balance vests in equal monthly installments, or 2.78% of the total, over the remaining two year period.

(3)	The option awards vested as to 33.3% after the first year on December 5, 2006 and the balance vests in equal monthly installments, or 2.78% of the total, over the remaining two year period.

(4)	The restricted stock awards vest 50% after four consecutive quarters of positive adjusted net income as defined by the award, with the remaining 50% vesting after another four consecutive quarters of positive adjusted net income.

(5)	The aggregate values in this column were computed by multiplying the number of unvested shares in the preceding column by the closing price of our stock on the NASDAQ Global Market on December 29, 2006 (the last trading day of the year).
          Since September 1, 2005, Web.com has accounted for stock-based payments under our equity-based plans in accordance with the requirements of SFAS No. 123(R). There is more information about this accounting treatment in Note 16, “Stock purchase and incentive plans”, to our consolidated financial statements.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2006
          The following table provides information on stock option exercises during 2006 for each of the named executive officers. No restricted stock awards held by named executive officers vested during 2006.

Option Awards
	Number of	Value
	Shares Acquired	Realized on
Name	on Exercise	Exercise(1)
Jeffrey Stibel	25,000	$42,250
Gonzalo Troncoso	—	—
Judy Hackett	—	—
Richard A. Pitrolo	7,000	$7,789

(1)	The value realized is calculated by subtracting the exercise price from the market value of a share of common stock on the NASDAQ Global Market on the date of exercise.
DIRECTOR COMPENSATION
          The general policy of the Board is that compensation for independent directors should be a mix of cash and equity-based compensation. We do not pay management directors for Board service in addition to their regular employee compensation. The full Board of Directors has the primary responsibility for reviewing and considering any revisions to director compensation.
          On April 14, 2005, the Board of Directors approved a director compensation policy for non-employee directors, which is in effect as of December 31, 2006. The compensation package became effective as of June 1, 2005, and includes an annual cash retainer of $25,000. The annual retainer is payable in arrears in equal quarterly installments within the first thirty days of each fiscal quarter to qualified directors holding office during the prior fiscal quarter. Qualified directors who hold office for less than an entire fiscal quarter receive a pro-rated portion of the annual retainer.
          Additionally, for each meeting attended by a non-employee director during a fiscal year in excess of four face-to-face meetings and four telephonic meetings, the Company pays the non-employee director $1,000 for each additional face-to-face meeting and $500 for each additional telephonic meeting. The Chair of the Compensation Committee and the Audit Committee (if the Chair is not an employee of the Company) each receive an annual fee of $5,000, and the Chairman of the Board (if the Chairman is not an employee of the Company) receives a fee of $10,000, in addition to the standard director fee. In addition, each non-employee director receives an annual grant of options to purchase 10,000 shares of common stock, and the Chairman of the Board (if the Chairman is not an employee of the Company) receives an additional annual grant of options for 12,000 shares. There also was an initial grant of options to purchase 20,000 shares to each non-employee director, effective June 1, 2005. The annual grants commenced September 1, 2005.
          The Company granted a total of 70,000 restricted stock awards to independent directors on March 31, 2006 when the share price was $5.93 per share. A total of 50,000 of these shares will vest 50% after four consecutive quarters of positive adjusted net income as defined in the award, with the remaining 50% vesting after another four consecutive quarters of positive adjusted net income. The remaining 20,000 shares vest monthly over a five-year period.

          The following table contains information about the compensation of our non-management directors for 2006.

	Fees Earned	Stock	Option
	or Paid in	Awards	Awards	Total
Name	Cash ($) (1)	($) (2)	($)	($)
John B. Balousek	20,833	8,903	39,594	69,330
John P. Crecine	20,833	8,903	39,594	69,330
Efrem Gerszberg	20,833	8,903	39,594	69,330
Seymour Holtzman	29,167	8,903	79,188	117,258
Alex Kazerani	20,833	8,903	39,594	69,330
Robert Lee	22,500	8,903	59,391	90,794
Robert T. Slezak	25,000	8,903	59,391	93,294

(1)	This column shows the aggregate fees earned or paid in cash in 2006 for services on our Board and Board committees, as discussed in the text above.

(2)	On March 31, 2006, all current independent directors were granted shares of restricted common stock, as discussed above.
Employment Contracts, Termination of Employment and Change in Control Arrangements
          We have entered into employment agreements with Jeffrey M. Stibel, our Chief Executive Officer and Gonzalo Troncoso, our Chief Financial Officer.
          Jeffrey M. Stibel
          We entered into an employment agreement with Jeffrey M. Stibel in connection with his appointment as our Chief Executive Officer in July 2005. Mr. Stibel’s agreement has an indefinite term, and his employment is on an “at will” basis. His employment may be terminated by either party at any time, for any reason. Under this agreement, he did not initially draw any salary. We and Mr. Stibel agreed that if he has continued to serve for over three years without a salary increase, then on or before July 28, 2008, we will negotiate in good faith a salary that is commensurate with the then-current market rate for executives with similar background and experience. Effective November 1, 2006, Web.com amended Mr. Stibel’s agreement to include an annual base salary of $275,000. All other terms of the original July 2005 agreement remain in effect. Mr. Stibel is entitled to an annual bonus in the amount of $100,000 based upon his achieving reasonable goals and metrics to be established by the Board and Mr. Stibel within 60 days after the date of the employment agreement. Each quarter’s accomplishments are reviewed by the Compensation Committee prior to the bonus payment.
          We agreed to nominate Mr. Stibel for election to our Board of Directors at our 2005 annual meeting of shareholders, and to continue to so nominate him for so long as he serves in the capacity of Chief Executive Officer. Mr. Stibel currently serves on our Board of Directors.
          If Mr. Stibel’s employment is terminated for Non-Performance Due to Disability (as defined in the agreement), in addition to continued participation in our various benefit plans, he will be entitled to benefits under our disability plan and a severance benefit of $350,000. In addition, any stock options or restricted stock then held by Mr. Stibel will be subject to accelerated vesting and extended exercisability as described further below. If Mr. Stibel’s employment is terminated by death, his heirs will be entitled to receive continuation of his benefits and the severance benefit. If Mr. Stibel’s employment is terminated by us other than for Cause or by him for Good Reason (as those terms are defined in his employment agreement), or if his employment is terminated within six months following a Change in Control or Corporate Transaction (as those terms are defined in his employment agreement), Mr. Stibel will be entitled to continue participation in our employee benefit plans, and shall be entitled to the severance benefit of $350,000. In addition, any stock options or restricted stock then held by Mr. Stibel will be subject to accelerated vesting and extended exercisability as described further below.
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
          In connection with Mr. Stibel’s appointment, on July 28, 2005 we granted Mr. Stibel an option to purchase 1.7 million shares of our common stock at an exercise price of $2.29. The option shares vest and become exercisable at the rate of 47,222 shares per month, beginning August 28, 2005. On March 31, 2006, the Compensation Committee of the Board of Directors approved the acceleration of the remaining unvested shares. In addition, Mr. Stibel entered into a Subscription Agreement with the Company on July 28, 2005 under which he purchased 250,000 shares of the Company’s common stock for a purchase price of $2.29 per share. Mr. Stibel has demand registration rights with respect to the shares under the terms specified in a Registration Rights Agreement.
          Gonzalo Troncoso
          The employment agreement for Gonzalo Troncoso provides for a base salary, and a lump sum severance payment of six months of base salary in the event of termination other than for Cause. The agreement provides for an annual base salary of $185,000. Mr. Troncoso’s agreement was amended on November 1, 2006 to increase his annual base salary to $225,000 commencing on that date. We also agreed to pay monthly benefit premiums up to $8,000 per year for additional benefit coverage via an “exec-u-care” or similar policy. “Exec-u-care” serves as an additional health and wellness benefit, allowing participants to submit claims for out-of-pocket medical care expenses not covered by the Company’s group medical plan. The additional income serves as a reward and retention tool for our top executives
          The employment agreement also provides for additional performance-based compensation, specified to be up to 50% of base salary. This executive also entered into a separate Confidentiality and Non-Competition Agreement, which prohibits him from engaging in certain competitive activity, disclosing our confidential information or soliciting our customers or employees for a period of twelve months following termination of employment. The employment agreement may be terminated by either party for any reason, with or without cause, upon written notice to the other party.
          We do not maintain formal change of control agreements or arrangements with our individual executives for the payment of severance if the executive is terminated within several months after a change of control, except to the extent that included in the executive’s employment agreements as described above. However, our 2006 Equity Incentive Plan, 2005 Equity Incentive Plan, 2002 Equity Incentive Plan, 2001 Equity Incentive Plan, and 1995 Stock Option Plan provide for the vesting of any or all options granted pursuant to the plans to accelerate and become immediately exercisable upon a change of control of the Company, as defined in the applicable plans.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
          Each of Jeffrey M. Stibel and Gonzalo Troncoso has an employment agreement that provides for severance payments and other benefits if the executive’s employment is terminated on specified grounds. In addition, options held by our named executive officers contain provisions providing for accelerated vesting upon a change in control. The table below reflects the amount of compensation payable to each of the named executive officers in the event of termination of such executive’s employment. The amounts shown assume that such termination was effective as of December 31, 2006, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation.

	Cash	Value of
	Severance	Acceleration	Total Termination/
	Payment	of Equity	Change in Control
	($)(1)	Awards ($)(2)	Benefits ($)
Jeffrey M. Stibel
Termination upon death	350,000	—	350,000
Termination upon disability	350,000	—	350,000
Termination without Cause or for Good Reason	350,000	—	350,000
Termination within 6 months of Change in Control	350,000	—	350,000
Change in Control without termination	—	—	—
Gonzalo Troncoso
Termination upon death	—	—	—
Termination upon disability	—	—	—
Termination without Cause or for Good Reason	112,500	40,662	153,162
Termination within 6 months of Change in Control	—	—	—
Change in Control without termination	—	40,662	40,662

(1)	Represents lump sum cash severance payment as provided in executive’s employment agreement, and all accrued compensation through termination date.

(2)	Intrinsic value of shares subject to accelerated vesting based on the closing price of our common stock on December 29, 2006 of $4.19, as reported by NASDAQ. Reflects acceleration of vesting as provided in stock option agreements and, if applicable, the executive’s employment agreement.

Equity Compensation Plan Information
          The following table provides information as of December, 2006 with respect to shares of Web.com common stock that may be issued under existing equity compensation plans. Our Board of Directors in the past has awarded grants of options to executive officers and employees on a case-by-case basis when sufficient shares were not available under equity compensation plans approved by shareholders. We do not intend to continue this practice except to the extent that shares are otherwise unavailable under shareholder-approved plans and the grants are permitted by applicable NASDAQ rules.

	Number of securities	Weighted average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of	outstanding	under equity compensation plans
	outstanding options,	options, warrants	(excluding securities reflected in
	warrants and rights	and rights	column (a))
	(a)(1)	(b)(1)	(c)(1)
Plans Approved by Shareholders	1,628,341	$8.99	916,066
Plans Not Approved by Shareholders	1,900,000	$2.29	—

(1)	Excludes 39,472 shares of common stock to be issued upon the exercise of options issued under the 1999 Stock Incentive Plan of Interland-Georgia, Inc. (the “1999 Plan”), which options have a weighted average exercise price of $29.54. The Company assumed the outstanding options under the 1999 Plan when the Company acquired Interland-Georgia on August 6, 2001.
          Description of Plans Not Approved by Shareholders
          The foregoing table includes a total of 1,900,000 shares subject to stock options which were not approved by shareholders because they were issued as “inducement grants” pursuant to NASDAQ Rule 4350(i)(1)(A)(iv). The terms of the inducement grants are summarized in the table below:

	Number	Exercise	Expiration
Name	of Shares	Price	Date
Peter Delgrosso	200,000	$2.29	7/28/2013
Jeffrey Stibel	1,700,000	$2.29	7/28/2013
          On July 28, 2005, Mr. Jeff Stibel, our President and Chief Executive Officer, and Mr. Peter Delgrosso, our Senior Vice President of Corporate Communications, were granted options to purchase 1,700,000 and 200,000 shares, respectively, of our common stock. The options were granted at $2.29 per share, the closing sales price of the common stock on the day of the grant. The options expire in 2013 and vest over three years.
          These options were measured and expensed in accordance with SFAS 123(R) beginning September 1, 2005. On March 31, 2006, the Compensation Committee of the Board of Directors approved the acceleration of the remaining 1.6 million unvested stock options, primarily to accelerate the recognition of compensation expense related to these awards pursuant to SFAS No. 123(R).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The following table sets forth ownership information with respect to our common stock as of March 31, 2007, with respect to (i) persons known by us to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each named executive officer listed in the “Summary Compensation Table” above, and (iv) all current directors and executive officers as a group.
          Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2007 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Web.com, Inc.
	Common Stock
	Amount and Nature
	of	Percent
	Beneficial	of
Name of Beneficial Owner	Ownership (1)	Class
Jeffrey M. Stibel	2,274,233	13.5%
PAR Investment Partners, L.P. (2)	2,000,000	11.9%
Dimensional Fund Advisors LP. (3)	1,246,884	7.4%
Kinderhook Partners, L.P.	1,173,811	7.0%
Seymour Holtzman/ S.H. Holdings, Inc. (4)	940,172	5.6%
Gonzalo Troncoso (6)	123,682	*
Robert T. Slezak	109,850	*
Robert Lee	50,000	*
John B. Balousek	58,000	*
Judy Hackett (7)	83,263	*
Alex A. Kazerani	65,000	*
John Patrick Crecine	42,300	*
Efrem Gerszberg (8)	22,000	*
Richard A. Pitrolo	—	*
All current directors and executive officers as a Group (10 persons) (9)	3,768,500	22.3%

*	Less than 1%

(1)	Entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2)	Information is based in part on Schedule 13G filed on February 12, 2002 by PAR Investment Partners, L.P. Represents 2,000,000 shares held by PAR Investment Partners, L.P. (“PAR Investment”), of which PAR Group, L.P. is a general partner. PAR Capital Management, Inc. provides investment management services for PAR Investment. Edward L. Shapiro, who served as a member of the Board of Directors of Web.com from March 2002 to August 2005, is a Vice President and shareholder of PAR Capital Management, Inc., and a limited partner of PAR Group, L.P. PAR Capital Management, Inc. is a reporting company under the Exchange Act. The principal office for PAR Investment, PAR Group, L.P. and PAR Capital Management, Inc. is One Financial Center, Suite 1600, Boston, Massachusetts 02111.

(3)	Information is based on Schedule 13F-HR filed on April 18, 2007 for the quarter ended March 31, 2007. Dimensional Fund Advisors, LP (formerly, Dimensional Fund Advisors Inc.) is the institutional investment manager for the following funds which hold the stock: DFA US Small Cap Value Portfolio; DFA Tax-Managed US Small Cap Value Portfolio; DFA US Micro Cap Portfolio; DFA US Small Cap Portfolio; DFA Tax-Managed US Small Cap Portfolio; DFA Tax-Managed US Marketwide Value Portfolio; DFA Variable-Small Value Portfolio; DFA Tax-Managed US Equity Portfolio; SA US Small

Company Fund; and DFA US Small Xm Value Portfolio. The principal office for Dimensional Fund Advisors, LP is 1299 Ocean Avenue, 11 th Floor, Santa Monica, California 90401.

(4)	Includes information is based on Schedule 13G/A filed on February 13, 2007. The Schedule 13G/A indicates that the shares are beneficially owned by Kinderhook Partners, LP, Kinderhook GP, LLC, its general partner and Stephen J. Clearman, its managing member. The principal office for Kinderhook Partners, LP is One Executive Drive, Suite 160, Fort Lee, New Jersey 07024.

(5)	Includes 896,172 shares held by S.H. Holdings, Inc. Information is based in part on Schedule 13D filed jointly by Mr. Holtzman, Jewelcor Management, Inc. and S.H. Holdings, Inc. on July 21, 2004. Mr. Holtzman may be deemed to have shared voting and investment power over 896,172 shares beneficially owned by Jewelcor Management Inc. (JMI), of which Mr. Holtzman is the chairman, president and chief executive officer and indirectly, with his wife, the primary shareholder. The principal office for both companies is 100 N. Wilkes Barre Blvd., Wilkes Barre, Pennsylvania 18702.

(6)	Includes 2,780 shares subject to options held by Mr. Troncoso that are exercisable within 60 days after March 31, 2007.

(7)	Includes 2,780 shares subject to options held by Ms. Hackett that are exercisable within 60 days after March 31, 2007.

(8)	Does not include shares held by Jewelcor Management, Inc. and S. H. Holdings, Inc. Mr. Gerszberg is an officer of Jewelcor Management, but does not exercise control over its securities.

(9)	Includes 12,510 shares subject to options held by the directors and officers that are exercisable within 60 days after March 31, 2007.
Item 13. Certain Relationships and Related Transactions, and Director Independence
          Review and Approval of Related Person Transactions. The Company has procedures in place to identify related party transactions. These procedures include identifying related parties as part of the vendor approval process and also identifying related party information available from our Legal and Human Resources departments. All related party or potential related party transactions must be reviewed and approved by the Audit Committee of the Board of Directors. The Company followed this procedure during 2006 and is not aware of any instance where this policy was not adhered to.
          Reportable Related Person Transactions. Except as disclosed elsewhere in this report and for the transactions described below, since January 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:
•	in which the amount involved exceeds $120,000; and

•	in which any director, nominee for director named in this proxy statement, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.
          In connection with the acquisition of CommuniTech.Net, we held two notes receivable with balances totaling $2.7 million at August 31, 2003 from Gabriel Murphy, one of the sellers of CommuniTech.Net. These notes matured on February 8, 2004. The loans were collateralized by 273,526 shares of our common stock, owned by Mr. Murphy. In February 2003, we filed a lawsuit in Cobb County, Georgia against Mr. Murphy. The lawsuit claims, among other things, that Mr. Murphy breached certain covenants under his employment agreement and also demands payment from Mr. Murphy’s on the two promissory notes (one of which was “non-recourse” while the other was “recourse”). In March 2004, we retired the 273,526 shares of stock held as collateral and wrote off the $2 million non-recourse promissory note. The other $735,000 full recourse promissory note remains outstanding and continues to be a subject of the Cobb County litigation noted above. The receivable is shown on the balance sheet as a reduction in shareholders’ equity.
          We purchase online marketing services, including online advertising, from The Search Agency, Inc. (“TSA”), an entity in which our Chief Executive Officer, Jeffrey M. Stibel, has an equity interest. Mr. Stibel also is a member and chairman of the Board of Directors of TSA. Our purchases of online marketing services from TSA are made pursuant to our standard form of purchase order. The purchase order imposes no minimum commitment or long-term obligation on the company, and we may terminate the arrangement at any time. We pay TSA fees equal to a specified percentage of our purchases of online advertising made through TSA. We believe that the services we purchase from TSA, and the prices we pay, are competitive with or superior to those available from alternative providers. The total amount of fees paid to TSA for services rendered for the year ended December 31, 2006 was $0.3 million and less than $0.1 million was accrued at year end. We did not pay any fees to TSA prior to January 1, 2006.
          Independence of the Board of Directors. A majority of our Board of Directors is comprised of “independent” directors within the meaning of the applicable rules for companies traded on NASDAQ. During 2006, the Board determined that each of Seymour Holtzman, John B. Balousek, Dr. John Patrick Crecine, Efrem Gerszberg, Alex Kazerani, Robert Lee, and Robert T. Slezak were independent.
Item 14. Principal Accounting Fees and Services
          In October 2005, the Board of Directors approved a change in fiscal year end from August 31 to December 31, effective as of December 31, 2005. As a result, a four-month transition period from September 1, 2005 to December 31, 2005 was reported on as a transition report on Form 10-Q. This period was initially reviewed by PricewaterhouseCoopers LLP and was audited in conjunction with the audit of the fiscal year ended December 31, 2006 and reported on in our Annual Report on Form 10-K filed on March 20, 2007. Fees for the review and audit of the four month transition period are included in the first column for the years ended December 31, 2006 and 2005.

	Years ended
	December 31,	Year ended
	2006 and 2005	August 31, 2005
	($)	($)
Audit Fees (1)	1,414,000	1,037,596
Audit Related Fees (2)	44,623	24,168
All Other Fees (3)	1,500	1,500

(1)	Audit fees consist of fees incurred for the audits of our annual consolidated financial statements and internal control over financial reporting, review of our consolidated quarterly financial statements on Form 10-Q for the first three quarters of 2006, two additional quarterly reviews, and the audit of the four month period ended December 31, 2005 due to the Company’s change in fiscal year end to December 31 from August 31.

(2)	Includes $28,483 for assistance to the Company related to SEC comment letters and $16,140 for audit of legacy 401(k) Plan performed by PricewaterhouseCoopers LLP

(3)	Includes fee for license of research software.
          All of the services described above were approved by our Audit Committee. The Audit Committee has determined that the payments made to its independent registered public accounting firm for these services are compatible with maintaining such auditors’ independence.
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

WEB.COM, INC.

Date: April 27, 2007	/s/ Gonzalo Troncoso

	By:	Gonzalo Troncoso
Executive Vice President,
Chief Financial Officer
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey M. Stibel Jeffrey M. Stibel	Chief Executive Officer (principal executive officer)	April 27, 2007
/s/ Gonzalo Troncoso Gonzalo Troncoso	Executive Vice President and Chief Financial Officer (principal accounting officer)	April 27, 2007
/s/ John B. Balousek John B. Balousek	Director	April 27, 2007
/s/ John Patrick Crecine John Patrick Crecine	Director	April 27, 2007
/s/ Efrem Gerszberg Efrem Gerszberg	Director	April 27, 2007
/s/ Seymour Holtzman Seymour Holtzman	Chairman of the Board of Directors	April 27, 2007
/s/ Alex Kazerani Alex Kazerani	Director	April 27, 2007
/s/ Robert T. Slezak Robert T. Slezak	Director	April 27, 2007