Form 10-Q
period 2007-03-31
WEB.COM, INC.
filed 2007-05-10
CIK 854460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
The number of outstanding shares of the registrant’s Common Stock on April 30, 2007 was 16,796,300.

Web.com, Inc.
Form 10-Q
For the Quarter Ended March 31, 2007
Index

Part I. Financial Information
Item 1. Financial Statements
Web.com, Inc.
Consolidated Statements of Operations
(Unaudited, in thousands except per share amounts)

	For the Three Months Ended March 31,
	2007	2006
Revenues	$13,032	$12,262

Operating costs and expenses:
Network operating costs, exclusive of depreciation and amortization(1)	2,154	2,384
Sales and marketing	4,699	3,150
Technical support	1,289	1,722
General and administrative	5,078	9,911
Bad debt expense	562	277
Depreciation and amortization	1,072	1,134
Restructuring costs	—	43

Total operating costs and expenses	14,854	18,621

Operating loss	(1,822)	(6,359)
Interest income (expense), net	255	261

Loss from continuing operations before income taxes	(1,567)	(6,098)
Income tax benefit	915	854

Net loss from continuing operations	(652)	(5,244)
Gain (loss) from discontinued operations, net of tax of $1,201	2,211	(259)

Net income (loss)	$1,559	$(5,503)

Net income (loss) per share, basic and diluted:
Continuing operations	$(0.04)	$(0.32)
Discontinued operations	0.13	(0.02)

	$0.09	$(0.34)

Number of shares used in per share calculation:
Basic and diluted	16,703	16,395

(1) Excludes depreciation and amortization as follows:

Network operating costs	$752	$813

The accompanying notes are an integral part of these consolidated financial statements

Web.com, Inc.
Consolidated Balance Sheets
(Unaudited, in thousands except par values)

	As of
	March 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$16,000	$13,288
Trade receivables, net of allowance of $189 and $160, respectively	1,170	2,074
Other receivables	380	525
Prepaids and other current assets	1,052	1,154
Restricted investments	166	162

Total current assets	18,768	17,203

Restricted investments	7,405	7,666
Property, plant and equipment, net	4,074	4,128
Goodwill	1,003	1,003
Intangibles, net	4,900	5,233
Other assets	3,237	3,195

Total assets	$39,387	$38,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,425	$1,623
Accrued expenses	4,281	4,709
Accrued restructuring charges	2,091	2,345
Current portion of long-term debt and capital lease obligations	1,725	1,703
Deferred revenue	4,633	4,687
Deferred tax liability – short term	286	—

Total current liabilities	14,441	15,067

Long-term debt and capital lease obligations	1,511	1,971
Deferred revenue	264	314
Other liabilities	70	120

Total liabilities	16,286	17,472

Contingencies (Note 8)	—	—

Shareholders’ equity
Common stock, $0.01 par value, authorized 26 million shares, issued and outstanding 16.8 and 16.8 million shares, respectively	168	168
Additional capital	332,535	331,949
Warrants	2,128	2,128
Note receivable from shareholder	(735)	(735)
Accumulated deficit	(310,995)	(312,554)

Total shareholders’ equity	23,101	20,956

Total liabilities and shareholders’ equity	$39,387	$38,428

The accompanying notes are an integral part of these consolidated financial statements

Web.com, Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$1,559	$(5,503)
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
(Gain) loss from discontinued operations	(3,412)	259
Depreciation and amortization	1,072	1,134
Bad debt expense	562	277
Stock-based compensation	543	5,337
Restructuring costs	—	43
Changes in operating assets and liabilities:
Receivables	487	450
Other current and long term assets	60	313
Accounts payable, accrued expenses and deferred revenue	(994)	(2,048)
Deferred tax liability	286	—

Net cash provided by operating activities of continuing operations	163	262

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(685)	(931)
Net change in restricted investments	257	446
Acquisition, net of cash acquired	—	14

Net cash used in investing activities of continuing operations	(428)	(471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt and capital lease obligations	(439)	(450)
Proceeds from issuance of common stock	43	103

Net cash used in financing activities of continuing operations	(396)	(347)

Net cash used in continuing operations	(661)	(556)

Net cash provided by (used in) discontinued operations:
Operating cash flows	3,373	(24)
Investing cash flows	—	—
Financing cash flows	—	—

Total cash provided by (used in) discontinued operations	3,373	(24)

Net increase (decrease) in cash and cash equivalents	2,712	(580)

Cash and cash equivalents, beginning of period	13,288	17,370

Cash and cash equivalents, end of period	$16,000	$16,790

The accompanying notes are an integral part of these consolidated financial statements

Web.com, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 – General
Business — Web.com, Inc. (“Web.com”) is a leader in providing simple, yet powerful solutions for websites and web services. We offer do-it-yourself and professional website design, website hosting, eCommerce, web marketing and eMail. On March 20, 2006, our name was changed from Interland, Inc. to Web.com in order to more closely align with our core web services business. Web.com trades on the NASDAQ stock exchange under the stock symbol “WWWW”.
History of operating losses — Our web services business has historically incurred losses from operations. Our future operations are dependent upon our ability to achieve and sustain positive cash flow prior to the depletion of cash resources. There can be no assurance that our continuing efforts to stabilize or increase revenue will be successful and that we will be able to continue as a going concern. If we are unable to successfully execute our business plan, we may require additional capital, which may not be available on suitable terms. Nonetheless, management believes it has adequate cash and liquid resources to fund operations and planned capital expenditures through the next 12 months.
Note 2 – Summary of Significant Accounting Policies
Interim Unaudited Financial Information – The accompanying unaudited consolidated financial statements include our results of operations for the three months ended March 31, 2007 and 2006. These financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In management’s opinion, these statements include all adjustments necessary for a fair statement of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. The net effect of discontinued operations is reported separately from the results of our continuing operations. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.
Basis of Presentation – This report on Form 10-Q for the three months ended March 31, 2007 should be read in conjunction with our Annual Report on Form 10-K for the twelve months ended December 31, 2006. The financial statements include the accounts of Web.com, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated. We operate as one reportable segment.
Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.
Basic and diluted income (loss) per share – Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding when their effect is dilutive. Potential common shares result from the assumed exercise of outstanding stock options and warrants. Because we have reported a loss from continuing operations for all periods presented, the effect of these securities is excluded from the calculation of per share amounts for these periods, as their effect would be anti-dilutive. Employee stock options and warrants of approximately 3.3 million and 3.7 million outstanding as of March 31, 2007 and 2006, respectively, have been excluded.
In addition to net income (loss) per share, we have also reported per share amounts on the separate income statement components required by Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” as the disposal activities of our discontinued operations were initiated prior to our adoption of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on September 1, 2002. Because we have reported a loss from continuing operations for all periods presented, the effect of potentially dilutive securities has been excluded from the calculation of per share amounts for those periods.
Stock-Based Compensation – Effective September 1, 2005, we adopted Statement of Financial Accounting Standard No. 123 (R) (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value of the award. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been

Web.com, Inc.
Notes to Consolidated Financial Statements – (Continued)
(Unaudited)
included in pro forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits (of which there was none in the current period due to tax losses) related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.
With the adoption of SFAS No. 123(R), we record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of the grant, we apply the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock price volatility, forfeiture rate and option life assumptions require a greater level of judgment which makes them critical accounting estimates.
We use an expected stock price volatility assumption that is based on historical volatilities of the underlying stock which is obtained from public data sources. With regard to the weighted-average option life and forfeiture rate assumptions, we consider the behavior of past grants and in accordance with Staff Accounting Bulletin No. 107 (“SAB 107”), use the safe-harbor calculations recommended when historic trends of exercise are limited.
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently evaluating the potential impact that adoption of SFAS No. 157 will have on our financial position, cash flows, and results of operations.
In June 2006, the FASB issued its interpretation FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 – Accounting for Income Taxes (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN48 became effective for us on January 1, 2007. The implementation of FIN 48 did not result in any adjustments to our financial statements. For further information regarding our adoption of FIN 48, see Note 6 – Income Taxes.
Note 3 – Acquisition and Impairment of WebSource Media, LLC
On May 19, 2006, we acquired WebSource Media, LLC (“WebSource Media”) a privately held web services provider. Except for assumed liabilities and debt payments, the acquisition was structured as an earn-out in which the owners of WebSource Media would earn payments based on reaching revenue and profitability goals. The majority of these payments were scheduled to occur only if the aforementioned goals were achieved over a three-year period. At closing we paid approximately $3.1 million for the acquisition, incurred closing costs of $0.1 million and advanced $0.3 million to WebSource Media for working capital.
On June 12, 2006, approximately three weeks following the closing of the acquisition, the Federal Trade Commission (“FTC”) filed a sealed complaint in the U.S. District Court for the Southern District of Texas (the “FTC Litigation”) alleging that WebSource Media, among other defendants, had engaged in unfair and deceptive trade practices. Included among the other defendants were the four former principals of WebSource Media, Marc Smith, Keith Hendrick, Steve Kennedy and Kathleen Smalley (collectively, the “Smith Defendants”), each of whom were alleged by the FTC to have engaged in a common enterprise with WebSource Media and other corporate defendants (not affiliated with us) to engage in unfair and deceptive trade practices. In addition, the FTC also sought and obtained from the Court, an ex parte, Temporary Restraining Order and Order Appointing a Receiver over the assets of WebSource Media and its subsidiaries.
Because the WebSource Media business was placed under the general control and supervision of a Court-appointed Receiver and its business and operations were substantially restricted, we deconsolidated the investment and recorded the investment under the cost method as required by Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” While the Receiver was in control of the business, the account base deteriorated significantly due to a combination of events such as the cancellation of billing services by some local exchange carriers (“LEC”), normal cancellation rates without corresponding sales and the possible invalidation of a number of accounts.

Web.com, Inc.
Notes to Consolidated Financial Statements – (Continued)
(Unaudited)
In June 2006, our analysis of WebSource Media’s current customer base, the rate of deterioration of the business, along with the Receiver’s preliminary analysis led us to conclude that there would be little or no value after the Receiver returns control of the business to us. Our analysis estimated the discounted cash flows of the business based on the estimated number of accounts remaining at the time we would regain control of the business. Accordingly, we determined that an impairment of the entire value of the investment was required. This impairment in the amount of $3.2 million was recorded to the income statement in the second quarter of 2006. Additionally and also under the same assessment, we impaired advances to WebSource Media of $0.3 million and recorded them to the income statement in the second quarter of 2006. Those advances were made subsequent to our acquisition of WebSource Media but before our awareness of the appointment of the Receiver pursuant to the arrangement contemplated in the May 19, 2006 merger agreement, and at this time we consider those advances uncollectible.
On March 12, 2007, the court formally adopted the final report of the temporary receiver, thereby terminating the receivership over WebSource Media. WebSource Media remains a defendant in the FTC Litigation and remains subject to the court’s Second Modified Preliminary Injunction Order, which imposes substantial limitations on WebSource Media’s ability to market and sell its products, manage its business and dispose of its assets. Those limitations, as well as the uncertainty created by the FTC Litigation and the ultimate liability of WebSource Media would have in that litigation, left in place significant uncertainty regarding our ability to control or exercise significant influence over WebSource Media as of March 31, 2007. Accordingly, we continue to account for our investment in WebSource Media under the cost method.
On April 24, 2007, we reached an agreement in principle with the staff attorneys of the FTC to settle the FTC litigation. That proposed settlement is described in further detail below in Note 8 – Contingencies. If that agreement in principle were approved by the Federal Trade Commission and filed with the federal court in a timely manner, we believe that WebSource Media would be able to pay the entire settlement amount from its own assets and funds and should be able to continue operating as a going concern.
Note 4 – Restructuring and Facility Exit Costs
The detail of the annual activity for our restructuring plans from inception through December 31, 2006 is disclosed in our 2006 Annual Report on Form 10-K. A summary of these plans follows:
2005 Plan – In 2005, in conjunction with the sale of our dedicated accounts and related assets and the assignment of all our data centers and in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), we initiated a restructuring plan requiring a reduction of force, exiting a portion of the remaining office space and the termination of a contract. We paid the final $0.1 million of severance during the three months ended March 31, 2006. The outstanding liability related to the remaining lease obligation as of March 31, 2007 is $0.5 million.
2001 Plan – During the fourth quarter of 2001, we approved and implemented a restructuring program in connection with our acquisition of Interland-Georgia. During the three months ended March 31, 2006, a settlement of $0.7 million was reached on the exited office space lease. With this settlement completed, an outstanding liability of $2.2 million was recorded for the remaining lease obligation, net of sublease income, for the exited data center facility as of March 31, 2006. The outstanding liability for the remaining lease obligation as of March 31, 2007 was $1.6 million.
Note 5 – Purchase Business Combination Liabilities
In December 2005, we acquired the assets and accounts of Web Internet, LLC. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” we recorded liabilities totaling $0.2 million. There is a liability balance of less than $0.1 million remaining at March 31, 2007.
In connection with the acquisition of Interland-Georgia in 2001, we accrued certain liabilities representing estimated costs of exiting certain facilities, termination of bandwidth contracts and involuntary termination of employees in accordance with EITF 95-3. During the three months ended March 31, 2007 we continued to make monthly lease payments and to collect offsetting rent from subtenants equaling $0.2 million, leaving an accrual balance of $0.3 million. These lease abandonment obligations are contractually scheduled to end in 2009.
Note 6 – Income Taxes
We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 – Accounting for Income Taxes (“FIN 48”) on January 1, 2007. As a result of the

Web.com, Inc.
Notes to Consolidated Financial Statements – (Continued)
(Unaudited)
implementation of FIN 48, we did not recognize any material adjustment in the liability for unrecognized income tax benefits. At January 1, 2007, the total amount of unrecognized income tax benefits was zero.
We are subject to U.S. federal income tax as well as income tax of multiple states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S, federal, state and local, or foreign income tax examinations by tax authorities for years prior to 1998. As of March 31, 2007, there are no notifications of any pending audits from any jurisdiction.
Our continuing practice is to recognize interest and penalties related to uncertain tax positions in Other expense (income). As of January 1, 2007 and for the three months ended March 31, 2007, we did not have any interest or penalty expense or accruals related to uncertain tax positions.
The tax years 1998 – 2006 remain open to examination by the major taxing jurisdictions in which we are subject to taxation, including federal, state and foreign jurisdictions. All tax years in which we generated a net operating loss are subject to examination, including federal, state and foreign jurisdictions.
We do not expect a material change in the amount of unrecognized tax benefits in the next twelve months.
During the three months ended March 31, 2007, we had a net gain of $3.4 million from discontinued operations for which we recognized income tax expense of $1.2 million. In continuing operations, a tax benefit of $0.9 million was recognized. Tax expense or benefit from continuing operations for interim periods is based on our estimated annualized tax rate.
Note 7 – Discontinued Operations
In January 2007, we entered into a settlement agreement and mutual release of claims with Certain Underwriters at Lloyd’s of London in resolution of our 2005 suit for recovery of attorney’s fees and other amounts related to the settlement of an earlier case for labor and employment claims arising in the years 2000 and 2001 and for which we were insured under a Directors, Officers and Company Liability Insurance Policy. Because the settlement proceeds relate to discontinued operations, the net settlement of approximately $3.6 million is recorded as income from discontinued operations in our March 31, 2007 financial statements.
In 2001, we sold our Micron PC Systems business to GTG PC Holdings, LLC (“GTG PC”), an affiliate of the Gores Technology Group. We retained all liabilities of the PC Systems business not assumed by GTG PC and any contingent liabilities arising prior to the closing date. During the three months ended March 31, 2006, we recognized a loss of $0.3 million, consisting primarily of legal fees; there were no comparative costs incurred related to PC Systems during the current period. Most of the Micron litigation has been settled and we do not expect to incur substantial expenses in the foreseeable future.
Note 8 – Contingencies
We are a party to several litigation matters outside of the ordinary course of business.
In January 2007, we entered into a settlement agreement and mutual release of claims with Certain Underwriters at Lloyd’s of London to resolve our suit in Idaho state court. We filed suit in 2005 to recover our attorneys’ fees and amounts paid in settlement of an earlier case in which a putative class of former employees claimed to be owed unpaid overtime and other wages. The underwriters had issued an insurance policy in 2000 that we contended should have provided indemnification and a defense in the employee litigation. Pursuant to the settlement, we received a payment of $6.0 million from the underwriters, resulting in net proceeds of approximately $3.6 million after deduction of legal fees and other expenses. This transaction is recorded as income from discontinued operations in our consolidated financial statements for the first quarter of 2007.
On August 2, 2006 we filed suit in the United States District Court for the Western District of Pennsylvania against Federal Insurance Company and Chubb Insurance Company of New Jersey. The suit seeks, among other things, a declaratory judgment that the two insurance companies owe us a defense and indemnification for costs associated with the Pair Networks

Web.com, Inc.
Notes to Consolidated Financial Statements – (Continued)
(Unaudited)
Litigation (see below). The suit also seeks recovery against the insurance companies for breach of contract, insurance company bad faith and breach of fiduciary duty.
On June 19, 2006, we filed suit in the United States District Court for the Northern District of Georgia against The Go Daddy Group, Inc. We are seeking damages, a permanent injunction and attorney fees related to alleged infringement of four of our patents. There can be no assurance that we will be able to recover the amounts claimed in this case.
On June 12, 2006, the Federal Trade Commission (“FTC”) filed a sealed action in the United States District Court for the Southern District of Texas against WebSource Media, LLC, n/k/a WebSource Media, L.P., certain of its former members, Telsource Solutions and Telsource International (telemarketing firms that provided telemarketing services to WebSource Media) and certain of the principals of Telsource Solutions and Telsource International. In addition, the FTC obtained a Temporary Restraining Order and Order Appointing a Temporary Receiver which, among other things, froze the assets of all of the defendants and appointed a receiver for WebSource Media and the other corporate defendants. In its complaint, the FTC alleged that WebSource Media and the other defendants were operated as a “common enterprise” for the purpose of inducing consumers to purchase websites from WebSource Media using “unfair and deceptive” trade practices sometimes known as “cramming.” (See Note 3 — Acquisition and Impairment of WebSource Media).
On March 12, 2007 the court formally adopted the final report of the temporary receiver, thereby terminating the receivership over WebSource Media. WebSource Media remains a defendant in the FTC Litigation and remains subject to the court’s Second Modified Preliminary Injunction Order, which imposes substantial limitations on WebSource Media’s ability to market and sell its products, manage its business and dispose of its assets. We previously impaired our entire investment in WebSource Media and continue to believe it has little or no value. There can be no assurance that WebSource Media will be able to continue as a going concern.
On April 24, 2007 we reached an agreement in principle with the staff attorneys of the Federal Trade Commission to settle the FTC litigation against WebSource Media. That agreement, reflected in a one page summary signed by attorneys for both parties, is expected to be set forth in a formal written agreement for signature by WebSource Media. Thereafter, the FTC staff would present the agreement to the Commission for consideration and approval. While the Commission generally approves settlements that are presented by the FTC staff in this process, the agreement would not be binding until approved by the Commission.
The agreement in principle contemplates that WebSource Media will consent to the entry of judgment against it in the FTC Litigation, the imposition of a permanent injunction, and pay the FTC approximately $929,000 in three installments over a period of 180 days after the settlement agreement is finalized and entered by the court. In addition WebSource Media would also pay approximately $144,000 in fees and expenses that are due to the temporary receiver. If WebSource Media failed to make any of the required payments, the full amount of the suspended judgment of $24.7 million would be accelerated against WebSource Media. The judgment to be entered under the settlement would be against WebSource Media and its subsidiaries and not against Web.com. All of the settlement payments will be funded from WebSource Media’s assets and operating income. Accordingly, we have not recorded any liability relating to this matter as of March 31, 2007.
The agreement in principle also contemplates that WebSource Media would be permitted to continue to service its customers who are billed via LEC billing, including a number of customers whose billing was suspended as part of the temporary receivership. The permanent injunction would require WebSource Media not to make false representations to customers, not to bill customers without their consent and to maintain accurate books and records, among other provisions. If the agreement in principle is finalized, approved by the Federal Trade Commission and entered by the court within the next few months, we would expect WebSource Media to be able to continue to operate as a going concern.
In November, 2006, we commenced arbitration against the former members of WebSource Media, seeking damages for fraud, fraudulent inducement, and breach of contract. The outcome of arbitration cannot be assured and there can be no guarantee that we will be able to recover the amount claimed in this case. The former members of WebSource Media have denied liability and asserted counterclaims against us in the arbitration. They argue, among other things, that their employment was terminated without cause and that such termination entitles them to an accelerated payment of the earn-out consideration at issue in the May 19, 2006 merger agreement of up to approximately $7 million in cash, 1.325 million shares of our stock and warrants for the purchase of up to 750,000 shares of our stock at a purchase price of $6 per share. Any accelerated earn-out consideration is subject to certain limitations, deductions, off-sets and adjustments as further provided in the merger agreement. The former members of WebSource Media have also filed suit against us and that suit is now pending in the U.S. District Court for the Southern District of Texas. The civil suit makes many of the same claims as were asserted in the arbitration described above. We have asserted counterclaims in the civil suit that are substantially identical to those

Web.com, Inc.
Notes to Consolidated Financial Statements – (Continued)
(Unaudited)
asserted in the arbitration described above. We have asked the U.S. District Court to dismiss the litigation in light of the arbitration proceeding.
In February 2006, Eslworldwide.com, a former customer, filed suit against us in New York state court. This case was subsequently removed to federal court and transferred to the Northern District of Georgia. Eslworldwide.com claims lost or deleted data, breach of contract, negligence and other torts. We believe that the claims are without merit, plan to continue to contest the suit vigorously and believe that no material adverse effect will occur as a result of this litigation.
Vincent Salazar has appealed the December 13, 2005 dismissal of his lawsuit against us and our predecessor HostPro. Salazar’s suit was filed in state court in Los Angeles claiming entitlement to money as a result of his alleged involvement in brokering our acquisition of accounts from AT&T in January 2002. Salazar claimed that he is due 20% of the revenue that we received from the acquired accounts.
In March 2006, a former employee, Randy Nein, also sued us in state court in California claiming that he was due compensation in connection with our acquisition of web hosting accounts from AT&T in January 2002. In March 2007, the court granted our summary judgment motion and dismissed the case in its entirety. While the plaintiff may appeal, we believe the trial court’s ruling should be upheld.
We continue to defend on appeal by BizRocket a $1 judgment entered against us in the United States District Court for the Southern District of Florida relating to a dispute that arose out of the management of a co-located server of our predecessor, Worldwide Internet Publishing Corporation. At the trial in that case, the jury had returned a verdict of $800,000 against us which was subsequently reduced by the court to only $1 in response to our pre-trial and post-trial motions.
In May 2004, Net Global Marketing filed suit against us and our predecessor, Dialtone, in state court in Los Angeles, California asserting claims for lost data. We had cancelled Net Global’s web hosting accounts in October 2002 and again in January 2003 as a result of complaints that the servers were being used to send spam, and we have asserted counterclaims arising from these incidents. We have removed the case to federal court. We believe we have adequate defenses including provisions in the contract with the plaintiff that shield Dialtone from damages for “erasure” and “loss of data” and generally prohibit recovery of the kind of damages sought by the plaintiff.
In February 2003, we filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of our subsidiary, CommuniTech.Net, Inc. (“Communitech”), which was acquired in February 2002. We contend that Murphy violated various covenants under his employment agreement and related contracts, defamed us, violated fiduciary duties and duties of loyalty, and committed fraud. In particular, in motions we filed, we contend that Murphy assisted a former employee named Jason Park in creating a competing web hosting company called Bent Axis, LLC, using our equipment and facilities operating out of the Communitech data center in Kansas City, Missouri. In our motions, we also contend that Murphy signed a putative contract on behalf of Interland with a company formed by Murphy for the purpose of billing us for Internet advertising and later had his wife use an assumed name in an effort to collect invoices arising under the putative contract. In this litigation we also seek to recover payment of a promissory note signed by Murphy in February 2002 in the approximate amount of $735,000, representing a cash advance we made to Murphy at the time of the closing of the Communitech acquisition. Murphy has asserted various counterclaims in response.
In February 2003, Mr. Bryan Heitman, also a former principal of our subsidiary Communitech, and Mr. Murphy filed a lawsuit against us, our former Chief Executive Officer, Mr. Joel Kocher, and Communitech, in Jackson County, Missouri claiming, among other things, that we fraudulently induced Murphy and Heitman to enter into the Merger Agreement by making inaccurate or incomplete disclosures and, in the alternative, breached the Merger Agreement by failing to have the Form S-3 registration statement for their stock declared effective by the SEC on a timely basis. The complaint seeks compensatory and punitive damages. The court has set a trial date in October 2007.
In late 2001, Pair Networks, a competing web services company, attempted to mount a class action against us under the Telephone Consumer Protection Act after Pair Networks allegedly received a one-page fax from us (the “Pair Networks Litigation”). In February 2007, the court in Allegheny County, Pennsylvania, denied the motion of the plaintiffs to certify the class in the case. This ruling means that the three named plaintiffs in the case may only proceed with individual claims against us which can amount to not more than $1,500 each. The plaintiffs have indicated that they will appeal. We plan to defend that appeal and believe that no material adverse effect will occur as a result of this litigation.
We are also defendants in a number of other lawsuits seeking lesser amounts, and which we regard as unlikely to result in any material payment.

Web.com, Inc.
Notes to Consolidated Financial Statements – (Continued)
(Unaudited)
With respect to each of the foregoing matters where parties have asserted claims against us, we believe we have adequate defenses, intend to defend ourselves vigorously, and believe that the litigation will not result in any material adverse effect.
Periodically, we are made aware that technology we have used may have infringed on intellectual property rights held by others. We evaluate all such claims and, if necessary and appropriate, obtain licenses for the use of such technology. If we or our suppliers are unable to obtain licenses necessary to use intellectual property in the applicable products or processes, we may be forced to defend legal actions taken against us relating to allegedly protected technology. We evaluate all such claims and accrue a liability for the estimated costs of settlement or adjudication of claims as appropriate.
The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our cash balances could nonetheless be materially affected by an adverse judgment. In accordance with SFAS No. 5 “Accounting for Contingencies,” we believe we have adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, we do not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on our financial condition, cash flows, or results of operations.
Note 9 – Subsequent Events
On April 24, 2007 we reached an agreement in principle with the staff attorneys of the Federal Trade Commission to settle the FTC litigation against WebSource Media. That agreement, reflected in a one page summary signed by attorneys for both parties, is expected to be set forth in a formal written agreement for signature by WebSource Media. Thereafter, the FTC staff would present the agreement to the Commission for consideration and approval. While the Commission generally approves settlements that are presented by the FTC staff in this process, the agreement would not be binding until approved by the Commission.
The agreement in principle contemplates that WebSource Media will consent to the entry of judgment against it in the FTC Litigation, the imposition of a permanent injunction, and pay the FTC approximately $929,000 in three installments over a period of 180 days after the settlement agreement is finalized and entered by the court. In addition WebSource Media would also pay approximately $144,000 in fees and expenses that are due to the temporary receiver. If WebSource Media failed to make any of the required payments, the full amount of the suspended judgment of $24.7 million would be accelerated against WebSource Media. The judgement to be entered under the settlement would be against WebSource Media and its subsidiaries and not against Web.com. All of the settlement payments will be funded from WebSource Media’s assets and operating income. Accordingly, we have not recorded any liability relating to this matter as of March 31, 2007.
The agreement in principle also contemplates that WebSource Media would be permitted to continue to service its customers who are billed via LEC billing, including a number of customers whose billing was suspended as part of the temporary receivership. The permanent injunction would require WebSource Media not to make false representations to customers, not to bill customers without their consent and to maintain accurate books and records, among other provisions. If the agreement in principle is finalized, approved by the Federal Trade Commission and entered by the court within the next few months, we would expect WebSource Media to be able to continue to operate as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note About Forward-Looking Statements
Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section of this report titled “Risk Factors” (see Part II, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
Web.com, Inc. (NASDAQ: WWWW), is a leading destination for simple yet powerful solutions for websites and web services. We offer do-it-yourself and professional website design, website hosting, eCommerce, web marketing, and eMail. Since 1995, we have been helping individuals and small businesses leverage the power of the Internet to build a web presence. In fact, more than four million websites have been built or hosted using Web.com proprietary tools, services and patented technology. Our Web hosting business was formed through several company and account acquisitions that occurred from 2001 through 2006.
Web.com understands that people want to leverage the power of the Internet to express themselves or to grow their business, but don’t typically have the time, resources or technical expertise to create, manage and promote a successful website. To address the market’s growing demands, we offer a virtual one-stop-shop of simple, feature-rich web tools and services including do-it-yourself and professional website design, website hosting, eCommerce, web marketing, and eMail. As one of the longest-standing leaders in the website hosting industry, Web.com offers powerful, proprietary, point-and-click technologies and expert support professionals to ensure simplicity and ease-of-use at every step of the process.
Key Metrics
As of March 31, 2007 we had approximately 158,000 paid hosting subscribers compared to approximately 149,000 subscribers as of March 31, 2006. This increase is primarily due to our focus on acquiring new subscribers at competitive prices and up-selling our value-added services.
Average Monthly Customer Churn (“Churn”) was 3.1% and 2.0% for the quarters ended March 31, 2007 and 2006, respectively. The increase in churn is directly related to a substantial increase in the number of subscribers. As the subscriber base increases, the percentage of customers in the early stage of their life cycle increases proportionally. Also, in the early stages of a contract term, the churn ratio is much higher than that for accounts that have been in place for longer periods. This combination of incremental subscriber additions and related new account turnover ratios result in a higher overall churn percentage. Churn is calculated as the number of subscribers cancelled during the period divided by the sum of the number of subscribers at the beginning of the period plus the gross number of subscribers added during the period, divided by the number of months in the period.
Subscriber Acquisition Cost (“SAC”) was $117 and $103 for the quarters ended March 31, 2007 and 2006, respectively. The increase in SAC is primarily attributed to a corresponding increase in marketing and testing of new ad campaigns. Subscriber Acquisition Cost is calculated as the media costs, calculated in accordance with GAAP, divided by gross subscriber additions other than through acquisitions during the period.
Average Revenue per User (“ARPU”) was $26.57 and $26.78 for the quarters ended March 31, 2007 and 2006, respectively. We continue to monitor ARPU with a view to increasing this metric as it is a driver of customer lifetime value. ARPU is calculated using the GAAP revenue for the quarter reported divided by the average number of subscribers for the period.

Results of Continuing Operations
Comparison of the Three Months Ended March 31, 2007 and March 31, 2006
The loss from continuing operations decreased $4.5 million, or 87.6% to $0.7 million for the three months ended March 31, 2007 from $5.2 million for the three months ended March 31, 2006. This decrease is primarily due to decreased stock-based compensation and operating costs during the current period compared to the prior year, offset by increased sales and marketing expenses in the current period. The basic and diluted loss per share from continuing operations decreased $0.28 per share to $0.04, or 87.5% for the three months ended March 31, 2007 from $0.32 per share for the three months ended March 31, 2006.
Revenues. Total revenues increased $0.7 million, or 6.3%, to $13.0 million for the three months ended March 31, 2007 from $12.3 million for the three months ended March 31, 2006. The revenue increase was primarily due to organic growth resulting from additional unit growth and price optimization, along with value up-selling of our website design and eCommerce products as well as other add-ons, offset by a decline in revenue attributable to a partner program with Verizon which ended in 2006.

	For the Three Months Ended March 31,
	2007	2006
Hosting revenue	$12,477	$11,482
Other revenue	555	780

Total revenue	$13,032	$12,262

Hosting revenues increased $1.0 million, or 8.7%, for the three months ended March 31, 2007, when compared to the period ended March 31, 2006. Hosting revenues are comprised of shared hosting services and domain name registrations. The increase in hosting revenues is primarily attributable to organic growth.
Other revenues decreased $0.2 million, or 28.8%, for the three months ended March 31, 2007, when compared to the period ended March 31, 2006. Other revenues are primarily comprised of licensing fees, royalties and consulting services.
Operating Costs and Expenses
A summary of the total operating costs and expenses is presented below:

	For the Three Months Ended March 31,
	2007	2006
Network operating costs	2,154	2,384
Sales and marketing	4,699	3,150
Technical support	1,289	1,722
General and administrative	5,078	9,911
Bad debt expense	562	277
Depreciation and amortization	1,072	1,134
Restructuring costs	—	43

Total operating costs and expenses	$14,854	$18,621

Network Operating Costs. Network operating costs were $2.2 million and $2.4 million for the three months ended March 31, 2007 and 2006, respectively. This decrease of $0.2 million, or 9.6%, is attributable to decreases in labor and employee-related costs of approximately $0.1 million and a decrease in professional fees of approximately $0.1 million.
Sales and Marketing. Sales and marketing expenses were $4.7 million and $3.2 million for the three months ended March 31, 2007 and 2006, respectively. This increase of approximately $1.5 million, or 49.2%, is primarily due to increased media advertising expenditures of $0.9 million and increased labor and employee-related costs of $0.4 million. During the quarter ended March 31, 2007 we spent approximately $2.3 million on media advertising. This significant increase over previous quarters is expected to generate additional organic growth in our subscriber base.
Technical Support. Technical support expenses were $1.3 million and $1.7 million for the three months ended March 31, 2007 and 2006, respectively. The decrease of $0.4 million, or 25.1%, is primarily due to decreased labor and employee-related costs of $0.2 million and a decrease in outsourcing costs of $0.2 million. These cost reductions were the direct result of our platform consolidation efforts.
General and Administrative. General and administrative expenses were $5.1 million and $9.9 million for the three months ended March 31, 2007 and 2006, respectively. The decrease of $4.8 million, or 48.8%, is primarily attributable to a reduction of $4.8 million in stock-based compensation expense. Legal fees increased by $0.3 million in the current quarter, and were offset by savings in labor and insurance expense. Current quarter legal fees were $0.8 million.
Stock-based compensation represents non-cash compensation expense related to stock options and restricted stock, which were granted under several stock incentive plans. For the three months ended March 31, 2007 and 2006, compensation expense attributable to stock-based compensation was $0.5 million and $5.3 million, respectively. On March 31, 2006 the Compensation Committee of the Board of Directors approved the acceleration of the remaining 1.6 million unvested stock options of the 1.9 million granted in July 2005, and also granted an additional 677,500 stock options to our board of directors and management team that were fully vested upon their grant date. By accelerating the vesting of these options in March 2006, we reduced future reported compensation expense, before tax, by a significant amount over the remainder of the vesting periods.
Included within general and administrative are expenses related to our executives, human resources, finance and accounting, legal, business development, research & development, information technologies, product development and quality assurance teams.
Bad Debt Expense. Bad debt expenses were $0.6 million and $0.3 million for the three months ended March 31, 2007 and 2006 respectively. The increase in bad debt expense is primarily attributable to increased churn during the period, which was a direct result of increased subscriber count resulting from organic growth. The combination of incremental subscriber additions and related new account turnover ratios result in both higher churn and higher bad debt expense, both of which are expected as a result of growth.
Depreciation and Amortization. Depreciation and amortization expenses were virtually unchanged at $1.1 million for the three months ended March 31, 2007 and 2006.
Interest Income (Expense), Net. Interest income was virtually unchanged at $0.3 million for the three months ended March 31, 2007 and 2006. Interest income (expense), net consists of interest income earned on our combined cash and cash equivalents, short-term investments, and restricted investments, net of interest expense on debt, primarily notes payable.
Income Taxes. During the three months ended March 31, 2007, a tax benefit of $0.9 million was recognized in continuing operations which partially offsets income tax expense of $1.2 recognized in discontinued operations due to a $3.4 million net gain on a litigation settlement.
During the three months ended March 31, 2006 we resolved several income tax audits which allowed us to record refunds of $0.4 million from the IRS and release $0.5 million of reserves that were on our books, resulting in a $0.9 million tax benefit.
Results of Discontinued Operations
Due to the litigation settlement described below, the basic and diluted income per share from discontinued operations increased $0.15 per share to $0.13 for the three months ended March 31, 2007 from a loss of $0.02 per share for the three months ended March 31, 2006.
Certain Underwriters/Lloyds Settlement. In January 2007, we entered into a settlement agreement and mutual release of claims with Certain Underwriters at Lloyd’s of London in resolution of our 2005 suit for recovery of attorney’s fees and other amounts related to the settlement of an earlier case for labor and employment claims arising in the years 2000 and 2001 and for which we were insured under a Directors, Officers and Company Liability Insurance Policy. Because the proceeds relate to discontinued operations, the net settlement of approximately $3.6 million (gross settlement of $6.0 million, less $2.4 million in legal fees) is recorded as income from discontinued operations in our March 31, 2007 financial statements. For the three months ended March 31, 2007 additional legal fees related to this settlement were $0.1 million. Accrued legal fees related to this case were less than $0.1 million at March 31, 2007.
PC Systems. In fiscal 2001 we discontinued the operations of our PC Systems business segment, which was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently

Occurring Events and Transactions.” A loss of $0.3 million was recognized for the three months ended March 31, 2006, which was primarily attributable to legal fees. There were no legal fees or acrruals related to PC Systems in our current quarter ended March 31, 2007.
Liquidity and Capital Resources
As of March 31, 2007, we had $16.0 million in cash and cash equivalents as noted on our consolidated balance sheet and statement of cash flows. In addition, we had $7.6 million in short- and long-term securities and restricted investments, for a total of $23.6 million of restricted and unrestricted cash and investments. This represents an increase of $2.5 million or 11.6% compared to a total of $21.1 million as of December 31, 2006.
On a comparative basis, cash provided by operating activities of continuing operations decreased $0.1 million to $0.2 million for the three months ended March 31, 2007 compared to $0.3 million of cash provided by operating activities for the period ended March 31, 2006. The decrease in cash provided by continuing operations is primarily due to fluctuations in working capital.
Cash used in investing activities remained virtually unchanged at $0.4 million for the three months ended March 31, 2007 and 2006. In the current quarter, an increase in expenditures for property, plant and equipment of $0.2 million was offset by a $0.2 million decrease in restricted investments.
Cash used in financing activities increased by less than $0.1 million to $0.4 million for the three months ended March 31, 2007 compared to $0.3 million used in financing activities for the period ended March 31, 2006. The increase in cash used in financing activities is primarily due to the reduction of overall debt and capital lease obligations offset by proceeds from the issuance of common stock.
Cash provided by discontinued operations increased to $3.3 million, an increase of $3.3 million for the three months ended March 31, 2007 compared to less than $0.1 million of cash used to fund discontinued operations during the period ended March 31, 2006. The increase in cash provided by discontinued operations was due to the settlement in January 2007 of our litigation with Certain Underwriters at Lloyd’s of London, offset by costs of settlement.
In February 2004, we executed a five-year promissory note with US Bancorp Oliver-Allen Technology Leasing for $4.8 million. As of March 31, 2007, the principal balance on the promissory note was $1.8 million. We pledged $5.0 million as collateral for this promissory note; this amount will gradually decrease until the agreement terminates in February 2009. As of March 31, 2007, the amount of collateral is $2.0 million, which is included in restricted cash. The collateral required under the agreement prevents us from utilizing the related cash and cash equivalents until all of our obligations under the note are satisfied. The promissory note bears an interest rate of 6.75% and requires monthly payments of approximately $94,000 over a five year period ending in January 2009.
At the closing of the Web Internet LLC acquisition in December 2005, we assumed approximately $2.3 million in outstanding indebtedness of Web Internet to Web Service Company, Inc. and that indebtedness was amended and restated in that certain Amended and Restated Line of Credit Note and Loan Agreement. The Web Service note bears interest at the rate of 3% per year and is to be repaid in monthly installments of approximately $68,000 over a three year period ending December 2008. As of March 31, 2007, the principal balance on the indebtedness was $1.4 million.
During the three months ended March 31, 2007 and 2006, we made capital expenditures of $0.7 million and $0.9 million, respectively, primarily related to network storage equipment and servers.
Our web hosting business has historically incurred net losses and losses from operations. Our future operations are dependent upon our ability to achieve and sustain positive cash flow prior to the depletion of cash resources. We have reduced our level of cash requirements through a decrease in capital purchases with the sale of our dedicated accounts and related assets and by improving sales. We have also reduced cash outlays for payments associated with prior integration and discontinued operation liabilities and have reduced debt payments due to the buyout of capital lease obligations during the prior fiscal year. We expect to continue to have negative cash flows as we continue to execute our business plan. There can be no assurance that our continuing efforts to stabilize or increase revenue will be successful or that we will be able to continue as a going concern. If we are unable to successfully execute our business plan, we may require additional capital, which may not be available on suitable terms. Nonetheless, management believes we have adequate cash and liquid resources to fund operations and planned capital expenditures through the next 12 months.

Off-Balance Sheet Arrangements
As of March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Related Party Transactions
We purchase online marketing services, including online advertising, from various vendors that are managed by The Search Agency, Inc. (“TSA”), an entity in which Jeffrey M. Stibel, our Chief Executive Officer, has as an equity interest and is also the chairman of the board. Purchases of online marketing services are made pursuant to our standard form of purchase order. There is no minimum commitment and the arrangement may be terminated at any time. Fees are believed to be competitive with those of alternative providers. The total amount of TSA fees expensed were $0.1 million and less than $0.1 million for the three months ended March 31, 2007 and 2006, respectively.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, except as follows:
FIN 48 – We account for uncertain tax positions in accordance with FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 – Accounting for Income Taxes (“FIN 48”), which is discussed in Note 6 to our consolidated financial statements in this Form 10-Q.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We had cash and cash equivalents, short-term marketable securities and restricted cash totaling $23.6 and $21.1 million at March 31, 2007 and December 31, 2006, respectively, which management believes to be reasonable approximations of their fair values. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes and are invested primarily in money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We are exposed to interest rate risk with respect to our investments in commercial paper. A change in the prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment may decline. To minimize this risk, we have historically held many investments until maturity, and as a result, we receive interest and principal amounts pursuant to the underlying agreements. As of March 31, 2007 and 2006, net unrealized losses in these investments were not material. We invest in short-term securities and, therefore, changes in short term interest rates impact the amount of interest income included in the statements of operations. As of March 31, 2007, approximately 98% of our liquid investments mature within three months and the remaining 2% mature within one year. We do not use derivative financial instruments in our investment portfolio, nor do we enter into investments for trading or speculative purposes. Due to the short-term nature of our investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
We are also exposed to interest rate risk with respect to our fixed interest rate debt. The fair value of our long-term debt may be adversely impacted due to a rise in interest rates, but such changes would not impact our financial position, cash flows or results of operations. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at March 31, 2007 was $3.2 million, which management believes to be reasonable approximations of their fair values.
Item 4. Controls and Procedures
Disclosure controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules

13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.
Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Part II. Other Information
Item 1. Legal Proceedings
For a description of material developments relating to certain pending legal proceedings, See Note 8, Contingencies, to the Consolidated Financial Statements.
Item 1A. Risk Factors
You should carefully consider the following factors and all other information contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006 before you make any investment decisions with respect to our securities. The risks and uncertainties described below may not be the only risks that we face.
We have incurred losses since inception and could incur losses in the future.
Web.com has incurred net losses and losses from operations for all but two of each quarterly period from our inception through the three month period ended March 31, 2007. A number of factors could increase operating expenses, such as:
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
A large majority of our revenue is derived from monthly recurring charges. Accordingly, the termination of a single account will affect revenue every month in the future. The loss of such a customer at the beginning of a fiscal year will result in a twelve-fold reduction in revenue for that fiscal year. Absent the addition of customers through acquisitions, we had previously incurred a net loss in monthly recurring charges, and this situation may continue with material negative effects on reported revenue and net income. Although reductions in monthly recurring charges may be offset for a time by increases in revenue derived from one-time or non-recurring charges, the compounding effect of monthly recurring charges losses will likely result in a meaningful reduction of reported revenue over time. Moreover, because of our relatively low percentage of variable costs, significant revenue loss can result in a loss of net income. There can be no assurance that our continuing efforts to stabilize or increase monthly recurring charges and revenue will be successful. If revenue declines, we may eventually require additional capital, which may not be available on suitable terms. Although we can reduce spending to some degree, there can be no assurance in such an event that we would be able to continue as a going concern.
We operate in a new and evolving market with uncertain prospects for growth and may not be able to generate and sustain growth in our customer base.
We operate in a new and evolving market with uncertain prospects for growth and may not be able to achieve and sustain growth in our subscriber base, maintain our average revenue per user or subscriber acquisition costs. The market for web hosting and application hosting services for small and medium-sized businesses, and the consumer market, have only recently begun to develop and are evolving rapidly. The market for our services may not develop further, customers may not widely adopt our services and significant numbers of businesses or organizations may not use, or may discontinue the use of, the Internet for commerce and communication. If this market fails to develop further or develops more slowly than expected, or if our services do not achieve broader market acceptance, we will not be able to retain and grow our customer base. In addition, we must be able to differentiate ourselves from our competition through our service offerings and brand recognition. These activities may be more expensive than we anticipate, and we may not succeed in differentiating ourselves from our competitors, achieving market acceptance of our services, or sell additional services to our existing customer base.

Because our target markets are volatile, we may face a loss of customers or a high level of non-collectible accounts.
We intend to continue to concentrate on serving the small and medium-sized business market. This market contains many businesses that may not be successful, and consequently present a substantially greater risk for non-collectible accounts receivable and for non-renewal. Moreover, a significant portion of this target market is highly sensitive to price, and may be lost to a competitor with a lower pricing structure. Because few businesses in this target market employ trained technologists, they tend to generate a high number of customer service and technical support calls. The expense of responding to these calls is considerable, and the call volume is likely to increase in direct proportion to revenue, potentially limiting the scalability of the business. Additionally, if the customer becomes dissatisfied with our response to such calls, cancellation, non-payment, or non-renewal becomes more likely. Our strategy for minimizing the negative aspects of our target market includes:
•	Capitalizing on infrastructure efficiencies to become a profitable provider at the lowest sustainable price;

•	Automating customer care and technical support to reduce the cost per call, and to minimize the time spent by our customer service and technical support personnel;

•	Intensive training and supervision of customer care and technical support personnel to maximize customer satisfaction; and

•	Increasing the number and breadth of services to differentiate ourselves from the competition.
We can give no assurance, however, that any of these measures will be successful, and our failure to manage these risks could decrease revenues and increase losses.
We depend on reseller and affiliate sales channels to market and sell many of services. We do not control these resellers and affiliates, and if we fail to develop or maintain good relations with our resellers and affiliates, we may not achieve growth in customers and revenues.
An element of the strategy for our growth is to further develop third party sales channels that resell or recommend our services. Many of these resellers are web development or web consulting companies that also sell our web hosting services, but that generally do not have established customer bases to which they can market these services. We are not currently dependent on any one reseller to generate a significant level of business, but we have benefited and continue to significantly benefit from business generated by the reseller channel. Although we attempt to provide our resellers with incentives such as price discounts on our services that the resellers seek to resell at a profit, the failure of our services to be commercially accepted in some markets, whether as a result of a reseller’s performance or otherwise, could cause our current resellers to discontinue their relationships with us. We are also developing relationships with larger distribution partners, and although the percentage of our current revenues generated by any of these relationships is small, if our strategy is successful, future revenue growth will be dependent on the success and maintenance of these relationships.
If we are not able to attract and retain key personnel, we may not be able to compete effectively in our markets.
Our future success depends, in part, on our ability to attract and retain key management, technical, and sales and marketing personnel. We attempt to enhance our management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. There is strong competition for such personnel in the web hosting industry. Our inability to retain employees and attract and retain sufficient additional employees, information technology, engineering, and technical support resources could adversely affect our ability to remain competitive. We have faced and may continue to face the loss of key personnel, which could limit our ability to develop and market our products and services.
Because we face intense competition, we may not be able to operate profitably in our markets.
The web hosting and applications hosting markets are highly competitive, which could hinder our ability to successfully market our products and services. We may not have the resources, expertise or other competitive factors to compete successfully in the future. Because there are few substantial barriers to entry, we expect to face additional competition from existing competitors and new market entrants in the future. Many of our current and potential competitors have greater name recognition and more established relationships in the industry and greater resources. As a result, these competitors may be able to:
•	Develop and expand their network infrastructures and service offerings more rapidly;

•	Adapt to new or emerging technologies and changes in customer requirements more quickly;

•	Devote greater resources to the marketing and sale of their services; and

•	Adopt more aggressive pricing policies than we can.

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
Impairment of our intellectual property rights could negatively affect our business or could allow competitors to minimize any advantage that our proprietary technology provides.
Although we have a number of patents that we believe should preclude competitors from practicing certain technologies, we do not currently have patented technology that would preclude or inhibit competitors from entering the web hosting market generally. While our practice is to enter into agreements with all employees and with some of our customers and suppliers to prohibit or restrict the disclosure of proprietary information, we cannot be sure that these contractual arrangements or the other steps taken to protect our proprietary rights will prove sufficient to prevent illegal use of our proprietary rights or to deter independent, third-party development of similar proprietary assets.
Effective copyright, trademark, trade secret and patent protection may not be available in every country where our products and services are offered. We sometimes are, and in the future may be, involved in legal disputes relating to the validity or alleged infringement of our intellectual property rights or those of a third party. Intellectual property litigation is typically extremely costly and can be disruptive to business operations by diverting the attention and energies of management and key technical personnel. In addition, any adverse decisions could subject us to significant liabilities, require us to seek licenses from others, prevent us from using, licensing or selling certain products and services, or cause severe disruptions to operations or the markets in which we compete, which could result in decreased profitability.
Periodically, we are made aware of claims, or potential claims, that the technology we used in discontinued operations may have infringed on intellectual property rights held by others. We have accrued a liability and charged operations for the estimated costs of settlement or adjudication of several asserted and unasserted claims for alleged infringement relating to prior discontinued operations. Resolution of these claims could be costly and decrease profitability.
We are vulnerable to system failures, which could harm our reputation, cause our customers to seek reimbursement for services paid for and not received, and cause our customers to seek another provider for services.
We must be able to operate the systems that manage our network around the clock without interruption. Our operations depend upon our ability to protect our network infrastructure, equipment and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. Our networks are currently subject to various points of failure. For example, a problem with one of our routers (devices that move information from one computer network to another) or switches could cause an interruption in the services we provide to a portion of our customers. In the past, we have experienced periodic interruptions in service. We have also experienced, and in the future may continue to experience, delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees, or others. Any future interruptions could:
•	Cause customers or end users to seek damages for losses incurred;

•	Require us to replace existing equipment or add redundant facilities;

•	Damage our reputation for reliable service;

•	Cause existing customers to cancel their contracts, or

•	Make it more difficult for us to attract new customers.
Our data centers are maintained by third parties.
Substantially all of the network services and computer servers we utilize in providing services to customers are housed in data centers owned by other service providers. In particular, a significant number of our servers are housed in the data center in Atlanta, Georgia that we sold to Peer 1 Networks on August 31, 2005. We obtain Internet connectivity for those servers, and for the customers who rely on those servers, in part through direct arrangements with network service providers and in part indirectly through Peer 1 Networks. We also utilize other third-party data centers, including those at other Peer 1 and Level 3 locations. In the future, we may house other servers and hardware items in facilities owned or operated by other service providers.
A disruption in the ability of one of these service providers to provide service to us could cause a disruption in service to our customers. A service provider could be disrupted by a number of contingencies, including unauthorized access, computer viruses, accidental or intentional actions, electrical disruptions, and other extreme conditions. Although we believe we have taken adequate steps to protect ourselves through contractual arrangements with our service providers, we cannot eliminate the risk of a disruption in service. In addition, a service provider could raise its prices or otherwise change terms and conditions in a way that adversely affects our ability to support our customers or financial performance.
Data centers and communications networks are vulnerable to security breaches that could cause disruptions in service, liability to third parties, or loss of customers.
A significant barrier to electronic commerce and communications is the need for secure transmission of confidential information over public networks. Some of our services rely on security technology licensed from third parties that provide the encryption and authentication necessary to effect the secure transmission of confidential information. Despite the design and implementation of a variety of network security measures, unauthorized access, computer viruses, accidental or intentional actions and other disruptions could occur. In addition, inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information, such as credit card and bank account numbers stored in our computer systems. Security problems could create liability to use or could cause the loss of existing and potential customers. Although we continue to implement industry-standard security measures, third parties may be able to overcome any measures that we implement. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive and the efforts to address such problems could result in interruptions, delays or cessation of service to customers, and harm our reputation and growth. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet, especially as a means of conducting commercial transactions.
Disruption of our services caused by unknown software or hardware defects could harm our business and reputation.
Our service offerings depend on complex software and hardware, including proprietary software tools and software licensed from third parties. Complex software and hardware may contain defects, particularly when first introduced or when new versions are released. We may not discover software or hardware defects that affect new or current services or enhancements until after they are deployed. Although we have not experienced any material software or hardware defects to date, defects may exist or occur in the future. These defects could cause service interruptions, which could damage our reputation or increase service costs, cause revenue losses, delay market acceptance or divert our development resources.
Providing services to customers with critical websites and web services could potentially expose us to lawsuits for customers’ lost profits or other damages.
Because our web hosting and applications hosting services are critical to many of our customers’ businesses, any significant interruption in those services could result in lost profits or other indirect or consequential damages to our customers as well as negative publicity and additional expenditures in order to correct the problem. Although the standard terms and conditions of our customer contracts disclaim liability for any such damages, a customer could still bring a lawsuit against us claiming lost profits or other consequential damages as the result of a service interruption or other website or application problems. A court might not enforce any limitations on our liability, and the outcome of any lawsuit would depend on the specific facts of the case, along with legal and policy considerations, even if we believe that we have meritorious defenses to any such claims. In such cases, we could be liable for substantial damage awards. Such damage awards might exceed our liability insurance by unknown but significant amounts, which would seriously harm our business.
We could face liability for information distributed through our network.
The law relating to the liability of online services companies for information carried on or distributed through their networks is currently unsettled. Online services companies could be subject to claims under both United States and foreign law for defamation, negligence, copyright or trademark infringement, violation of securities laws or other theories based on the nature and content of the materials distributed through their networks. Several private lawsuits seeking to impose such liability are currently pending against other companies. In addition, organizations and individuals have sent unsolicited commercial eMails from servers hosted by service providers to massive numbers of people, typically to advertise products or services. This practice, known as “spamming,” can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. We may, in the future, receive letters from recipients of information transmitted by our customers objecting to such transmission. Although we contractually prohibit our customers from spamming, we cannot provide assurances that our customers will not engage in this practice, which could subject us to claims for damages. In addition, we may become subject to proposed legislation that would impose liability for or prohibit the transmission over the Internet of some types of information. Other countries may also enact legislation or take action that could impose liability on us or cause us not to be able to operate in those countries. The imposition upon us and other online service providers of potential liability for information carried on or distributed through our systems could require us to implement measures to reduce our exposure to this liability, which may require us to expend substantial resources, or to discontinue service offerings. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals also could affect the rate of growth of Internet use.
Our business operates in an uncertain legal environment where future government regulation and lawsuits could restrict our business or cause unexpected losses.
Due to the increasing popularity and use of the Internet, laws and regulations with respect to the Internet may be adopted at federal, state and local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. We cannot fully predict the nature of future legislation and the manner in which government authorities may interpret and enforce such legislation. As a result, we and our customers could be subject to potential liability under future legislation, which in turn could have a material adverse effect on our business. The adoption of any such laws or regulations might decrease the growth of the Internet which in turn could decrease the demand for our services, or increase the cost of doing business. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. These laws generally pre-date the advent of the Internet and related technologies and, as a result, do not consider or address the unique issues of the Internet and related technologies.
Quarterly and annual operating results may fluctuate, which could cause our stock price to be volatile.
Past operating results have fluctuated significantly on a quarterly and an annual basis. Quarterly and annual operating results may continue to fluctuate due to a wide variety of factors. Because of these fluctuations, comparing operating results from period to period is not necessarily meaningful, and it would not be meaningful to rely upon such comparisons as an indicator of future performance. Factors that may cause operating results to fluctuate include, but are not limited to:
•	Demand for and market acceptance of our services and products;

•	Introduction of new services or enhancements by us or by our competitors;

•	Costs of implementing new network security features, CRM systems, and billing modules;

•	Technical difficulties or system downtime affecting the Internet generally or hosting operations specifically;

•	Customer retention;

•	Increased competition and consolidation within the web hosting and applications hosting markets;

•	Changes in our pricing policies and the pricing policies of our competitors;

•	Gains or losses of key strategic partner relationships;

•	Impairment charges;

•	Restructuring charges;

•	Merger and integration costs;

•	Litigation expenses;

•	Insurance expenses; and

•	Marketing expenses.
We cannot provide any assurances that we will succeed in our plans to increase the size of our customer base, the amount of services we offer, or our revenues during the next fiscal year and beyond. In addition, relatively large portions of our expenses are fixed in the short term, and therefore results of operations are particularly sensitive to fluctuations in revenues. Also, if we cannot continue using third-party products in our service offerings, our service development costs could increase significantly.
Further, because we have grown through acquisition and our past operating results reflect the costs of integrating these acquisitions, as well as revenues from operations which have now been sold, historical results are not representative of future expected operating results. We have previously recognized very sizeable charges and expenditures for impairment charges, restructuring costs and network enhancements. Because these items are not necessarily recurring, it is more difficult for investors to predict future results.
Our stock price may be volatile which could cause an investment in our common stock to decrease significantly.
The market price of our common stock has experienced significant volatility. The price has been and is likely to continue to be highly volatile. The following are examples of factors or developments that would likely cause our stock price to continue to be volatile:

•	Variations in operating results and analyst earnings estimates;

•	The volatility of stock within the sectors within which we conduct business;

•	Announcements by us or by our competitors regarding introduction of new services;

•	General changes in economic conditions;

•	Changes in trading volume, and

•	Our inability to reduce the rate of account cancellations, or to increase the rate of account additions, or both.
During the 52 weeks ended March 31, 2007 the high and low closing price for Web.com common stock on NASDAQ was $6.45 and $3.63, respectively.
We could face liability and expense in connection with our acquisition of WebSource Media and related litigation.
On May 19, 2006 we acquired WebSource Media, LLC which was merged into a wholly-owned subsidiary. On June 12, 2006 the Federal Trade Commission filed a complaint under seal in federal court in Texas alleging that WebSource Media, its former owners and other defendants, engaged in unfair and deceptive trade practices in connection with the marketing and sale of WebSource Media’s products. All WebSource Media telemarketing activities and sales to new customers were halted on or about June 13, 2006. On June 21, 2006 the Federal court entered an order that froze the assets of WebSource Media and appointed a Receiver over WebSource Media. We are not a party to the FTC litigation. The receivership was subsequently terminated by the court on March 12, 2007.
In November, 2006, we commenced arbitration against the former members of WebSource Media, seeking damages for fraud, fraudulent inducement, and breach of contract. The outcome of arbitration cannot be assured and there can be no guarantee that we will be able to recover the amount claimed in this case. The former members of WebSource Media have denied liability and asserted counterclaims against us in the arbitration. They argue, among other things, that their employment was terminated without cause and that such termination entitles them to an accelerated payment of the earn-out consideration at issue in the May 19, 2006 merger agreement of up to approximately $7 million in cash, 1.325 million shares of our stock and warrants for the purchase of up to 750,000 shares of our stock at a purchase price of $6 per share. Any accelerated earn-out consideration is subject to certain limitations, deductions, off-sets and adjustments as further provided in the merger agreement. The former members of WebSource Media have also filed suit against us and that suit is now pending in the U.S. District Court for the Southern District of Texas. The civil suit makes many of the same claims as were asserted in the arbitration described above. We will assert counterclaims in the civil suit that are substantially identical to those asserted in the arbitration described above. We have asked the U.S. District Court to dismiss the litigation in light of the arbitration proceeding.
We could face liability and expense in connection with these matters. We cannot determine at this time what liability, if any, WebSource Media may have as a result of the FTC litigation. WebSource Media may also face liability to third parties in connection with the acts and practices alleged by the FTC in that litigation. Even if WebSource Media is ultimately determined to have no liability for the acts and practices alleged by the FTC, we expect that WebSource Media will have little or no residual value.
We may incur expense and experience inconvenience and distraction in connection with our involvement in the litigation and as the owner of WebSource Media. In addition, although we have sued the former owners of WebSource Media and seek to recover damages from those defendants, there can be no guarantee that we will prevail in that litigation or, if we prevail, that the defendants will have sufficient resources to pay us damages.
Unfavorable results of existing litigation may cause us to have additional expenses or operating losses that exceed our ability to pay.
We are defending a number of matters in active litigation (See Note 8 – Contingencies, to the Consolidated Financial Statements). The cost of defending lawsuits, regardless of their merit, can be substantial. Although we have favorably resolved a number of lawsuits through rulings, verdicts, and settlements, and although we may be successful in defending ongoing litigation, the costs of defense cannot be expected to be avoided. We believe we have appropriately established reserves for the contingency of adverse verdicts in accordance with GAAP. In order for a loss contingency to be reserved for in the financial statements, GAAP requires that the information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements. It is implicit in this condition that it must be probable that one or more future events will occur confirming the fact of the loss and the amount of loss can be reasonably estimated. Therefore, we have not reserved for all of our pending lawsuits. Consequently, lawsuits for which there is no reserve pose a risk of substantial loss which could have a material effect on our results and financial position. Additionally, even in those cases where a reserve has been established, the amount of the reserve is necessarily an estimate and the actual result may differ materially. Reserves are established only for the damages that may be assessed, and do not take into account the costs of litigation. Even in those instances where we may ultimately prevail on appeal, an adverse verdict in a substantial amount may damage our reputation, may require us to post an appeal bond in an amount which deprives us of cash, and require additional expenditures for the cost of appeal. The outcome of litigation is unpredictable, and an adverse final verdict could exceed our ability to pay.
Substantial future sales of shares by shareholders could negatively affect our stock price.
A number of groups of investors hold substantial numbers of our shares, including current employees, the former shareholders of acquired companies, and hedge funds reported to have investment styles that lead to short-term holdings. Substantial sales by these holders may adversely affect our stock price.
We could lose our ability to process credit card transactions.
A substantial portion of our revenues are collected by credit card payments and we require a valid credit card to be on file for nearly all of our retail customers. Credit card fraud occurs when an Internet user attempts to open an account with us using an invalid credit card. Although we have controls in place intended to reduce or mitigate the impact of credit card fraud, we cannot prevent all credit card fraud. Significant amounts of credit card fraud may introduce error into our reported revenues. In addition, when we uncover subscriber accounts that were created with invalid credit cards, we routinely cancel those accounts. Such cancellations can result in charge-backs to the owner of the credit card and excessive charge-backs and other negative experiences resulting from credit card fraud could lead credit card companies to deny us the ability to process credit card transactions or could result in us paying higher fees to credit card companies.
We could incur liabilities in the future relating to our discontinued PC Systems business, which could cause additional operating losses.
We could incur liabilities from the sale of the PC Systems business to GTG PC. According to the terms of our agreement with GTG PC, we retained liabilities relating to the operation of the PC systems business including liabilities for taxes, contingent liabilities and accounts payable accrued prior to the closing. We also agreed to indemnify GTG PC and its affiliates for any breach of representations and warranties for a period of two years, or for the applicable statute of limitations for matters related to taxes. Our indemnification obligation is capped at $10.0 million. Except for claims for fraud or injunctive relief, this indemnity is the exclusive remedy for any breach of its representations, warranties and covenants contained in the agreement with GTG PC. Accordingly, we could be required in the future to make payments to GTG PC and its affiliates in accordance with the agreement, which could adversely affect our future results of operations and cash flows.

Item 6. Exhibits

Exhibit	Description

3.01	Unofficial Restated Articles of Incorporation of Registrant (as amended through April 24, 2002) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002).

3.01(b)	Articles of Amendment to Articles of Incorporation of Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 31,2003).

3.01(c)	Articles of Merger effective as of March 20, 2006 (incorporated by reference to Exhibit 3.01(c) to the Registrant’s Current Report on Form 8-K filed on March 21, 2006).

3.01(d)	Articles of Amendment to Articles of Incorporation of Registrant dated March 31, 2006 (incorporated by reference to Exhibit 3.01(d) to Registrant’s Form 8-K filed April 3, 2006).

3.01(e)	Certificate of Designation, Rights and Preferences of the Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Minnesota on August 7, 2006 (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed August 7, 2006).

3.01(f)	Statement of Cancellation of the Statement Fixing the Rights and Preferences of the Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Minnesota on April 3, 2007 (incorporated by reference to Exhibit 3.01(f) to Registrant’s Form 8-K filed April 6, 2007).

4.11	Rights Agreement Amendment dated as of March 12, 2007 (incorporated by reference to the Registrant’s Form 8-K filed on March 13, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Web.com, Inc. (Registrant)

Dated: May 10, 2007	/s/ Gonzalo Troncoso Gonzalo Troncoso
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)