Form 10-K/A
period 2006-12-31
WEB.COM, INC.
filed 2007-07-27
CIK 854460

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                   For the fiscal year ended December 31, 2006

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         ECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________________ to ______________________.

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

       Registrant's telephone number, including area code: (404) 260-2477

           Securities registered pursuant to Section 12(b) of the Act:

                                               NAME OF EACH EXCHANGE ON WHICH
          TITLE OF EACH CLASS                            REGISTERED
          -------------------                  ------------------------------

COMMON STOCK, PAR VALUE $.01 PER SHARE              NASDAQ GLOBAL MARKET

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                Yes [_]   No [X]

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

                                Yes [_]   No [X]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer or a non-accelerated filer.

 Large Accelerated Filer [_]  Accelerated Filer [X]  Non-accelerated Filer [_]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                Yes [_]   No [X]

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                                EXPLANATORY NOTE

         This Amendment No. 2 to Annual Report on Form 10-K/A is being filed to amend and restate Part III - Item 12 of Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 27, 2007. Except as expressly noted herein, this Amendment does not reflect events occurring after the March 20, 2007 filing date of our original Annual Report, and we do not undertake to update any item of our original Annual Report or Amendment No. 1 thereto, except in each case to reflect the changes discussed in this Amendment No. 2. Accordingly, this Amendment No. 2 should be read in conjunction with the original Annual Report and Amendment No. 1 thereto.

         As a result of these amendments, we are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART III
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters                   1
PART IV
Item 15.          Exhibits and Financial Statement Schedules                   3
Signatures                                                                     4
Exhibit 31.1.     SECTION 302, CERTIFICATION OF THE CEO
Exhibit 31.2.     SECTION 302, CERTIFICATION OF THE CFO


                                       (i)

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


         The following table sets forth ownership information with respect to our common stock as of March 31, 2007, with respect to (i) persons known by us to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each named executive officer listed in the "Summary Compensation Table" above, and (iv) all current directors and executive officers as a group.

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

                                                           Web.com, Inc.
                                                            Common Stock
                                                    ----------------------------
                                                    Amount and Nature
                                                            of           Percent
                                                       Beneficial          of
     Name of Beneficial Owner                         Ownership (1)       Class
--------------------------------------------------------------------------------
Jeffrey M. Stibel (2)                                   2,274,233        12.2  %
PAR Investment Partners, L.P. (3)                       2,000,000        11.9  %
Dimensional Fund Advisors LP. (4)                       1,246,884         7.4  %
Kinderhook Partners, L.P. (5)                           1,173,811         7.0  %
Seymour Holtzman/ S.H. Holdings, Inc. (6)                 948,172         5.6  %
Gonzalo Troncoso (7)                                      169,854         1.0  %
Robert T. Slezak (8)                                      143,150             *
Robert Lee (9)                                             92,200             *
John B. Balousek (10)                                      81,400             *
Judy Hackett (11)                                          84,651             *
Alex A. Kazerani (12)                                      75,000             *
John Patrick Crecine (13)                                  62,300             *
Efrem Gerszberg (14)                                       30,000             *
Richard Pitrolo                                                --             *
All current directors and executive
   officers as a Group (10 persons) (15)                3,960,960        20.8  %


*     Less than 1%

(1) Entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable

(2) Includes (i) 1,825,000 shares subject to options held by Mr. Stibel that are exercisable within 60 days after March 31, 2007 and (ii) 16,782 shares beneficially owned and held by trust.

(3) Information is based in part on Schedule 13G filed on February 12, 2002 by PAR Investment Partners, L.P. Represents 2,000,000 shares held by PAR Investment Partners, L.P. ("PAR Investment"), of which PAR Group, L.P. is a general partner. PAR Capital Management, Inc. provides investment management services for PAR Investment. Edward L. Shapiro, who served as a member of the Board of Directors of Web.com from March 2002 to August 2005, is a Vice President and shareholder of PAR Capital Management, Inc., and a limited partner of PAR Group, L.P. PAR Capital Management, Inc. is a reporting company under the Exchange Act. The principal office for PAR Investment, PAR Group, L.P. and PAR Capital Management, Inc. is One Financial Center, Suite 1600, Boston, Massachusetts 02111.

(4) Information is based on Schedule 13F-HR filed on April 18, 2007 for the quarter ended March 31, 2007. Dimensional Fund Advisors, LP (formerly, Dimensional Fund Advisors Inc.) is the institutional investment manager for the following funds which hold the stock: DFA US Small Cap Value Portfolio; DFA Tax-Managed US Small Cap Value Portfolio; DFA US Micro Cap Portfolio; DFA US Small Cap Portfolio; DFA Tax-Managed US Small Cap Portfolio; DFA Tax-Managed US Marketwide Value Portfolio; DFA Variable-Small Value Portfolio; DFA Tax-Managed US Equity Portfolio; SA US Small Company Fund; and DFA US Small Xm Value Portfolio. The principal office for Dimensional Fund Advisors, LP is 1299 Ocean Avenue, 11 th Floor, Santa Monica, California 90401.


(5)   Information  is based on Schedule  13G/A filed on February 13,  2007.  The
      Schedule 13G/A indicates that the shares are beneficially owned by Kinderhook Partners, LP, Kinderhook GP, LLC, its general partner and Stephen J. Clearman, its managing member. The principal office for Kinderhook Partners, LP is One Executive Drive, Suite 160, Fort Lee, New Jersey 07024.

(6) Information is based in part on Schedule 13D filed jointly by Mr. Holtzman, Jewelcor Management, Inc. and S.H. Holdings, Inc. on July 21, 2004. Includes (i) 896,172 shares held by S.H. Holdings, Inc. and (ii) 42,000 shares subject to options held by Mr. Holtzman that are exercisable within 60 days after March 31, 2007. Mr. Holtzman may be deemed to have shared voting and investment power over 896,172 shares beneficially owned by Jewelcor Management Inc. (JMI), of which Mr. Holtzman is the chairman, president and chief executive officer and indirectly, with his wife, the primary shareholder. The principal office for both companies is 100 N. Wilkes Barre Blvd., Wilkes Barre, Pennsylvania 18702.

(7)   Includes (i) 335 shares held through the Employee  Stock Purchase Plan and
      (ii) 128,122 shares subject to options held by Mr. Troncoso that are exercisable within 60 days after March 31, 2007.

(8) Includes (i) 84,850 shares held by a trust of which Mr. Slezak is sole beneficiary and co-trustee with his spouse and (ii) 48,300 shares subject to options held by Mr. Slezak that are exercisable within 60 days after March 31, 2007.

(9) Includes (i) 21,300 shares held by trust and (ii) 55,900 shares subject to options held by Mr. Lee that are exercisable within 60 days after March 31, 2007.

(10) Includes (i) 10,000 shares held by partnership and (ii) 42,200 shares subject to options held by Mr. Balousek that are exercisable within 60 days after March 31, 2007.

(11) Includes 62,486 shares subject to options held by Ms. Hackett that are exercisable within 60 days after March 31, 2007.

(12) Includes 20,000 shares subject to options held by Mr. Kazerani that are exercisable within 60 days after March 31, 2007.

(13) Includes 52,300 shares subject to options held by Mr. Crecine that are exercisable within 60 days after March 31, 2007.

(14) Does not include shares held by Jewelcor Management, Inc. and S. H. Holdings, Inc. Mr. Gerszberg is an officer of Jewelcor Management, but does not exercise control over its securities. Includes 20,000 shares subject to options held by Mr. Gerszberg that are exercisable within 60 days after March 31, 2007.

(15) Includes 2,296,308 shares subject to options held by the directors and officers that are exercisable within 60 days after March 31, 2007. See note (2) through (14) above.

                                     PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits.

  EXHIBIT
   NUMBER                                    EXHIBIT TITLE
------------            --------------------------------------------------------

    31.1 Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WEB.COM, INC.

Date: July 26, 2007                    /s/ Gonzalo Troncoso
                                       -------------------------------
                                       By:  Gonzalo Troncoso
                                            Executive Vice President,
                                            Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                            Date
---------                         -----                            ----

*                                 Chief Executive Officer          July 26, 2007
------------------------------    (principal executive officer)
Jeffrey M. Stibel

/s/ Gonzalo Troncoso              Executive Vice President and     July 26, 2007
------------------------------    Chief Financial Officer
Gonzalo Troncoso                  (principal accounting officer)

*                                 Director                         July 26, 2007
------------------------------
John B. Balousek

*                                 Director                         July 26, 2007
------------------------------
John Patrick Crecine

*                                 Director                         July 26, 2007
------------------------------
Efrem Gerszberg

*                                 Chairman of the Board of         July 26, 2007
------------------------------    Directors
Seymour Holtzman

*                                 Director                         July 26, 2007
------------------------------
Alex Kazerani

*                                 Director                         July 26, 2007
------------------------------
Robert T. Slezak

* By:  /S/ GONZALO TRONCOSO
      ------------------------
           Gonzalo Troncoso
           Attorney-In-Fact

                                INDEX TO EXHIBITS


  EXHIBIT
   NUMBER                                    EXHIBIT TITLE
------------            --------------------------------------------------------

    31.1 Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.