Form 10-Q
period 2007-06-30
WEB.COM, INC.
filed 2007-08-08
CIK 854460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s Common Stock on July 31, 2007 was 16,970,617.

Web.Com, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2007
Index

Part I. Financial Information
Item 1. Financial Statements
Web.com, Inc.
Consolidated Statements of Operations
(Unaudited, in thousands except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues	$13,268	$12,053	$26,300	$24,315

Operating costs and expenses:
Network operating costs, exclusive of depreciation and amortization(1)	2,072	2,269	4,226	4,653
Sales and marketing	4,148	3,335	8,847	6,485
Technical support	1,259	1,761	2,548	3,483
General and administrative	5,730	4,694	10,808	14,605
Bad debt expense	439	242	1,001	519
Depreciation and amortization	1,088	2,225	2,160	3,359
Restructuring costs	—	23	—	66
Impairment of investment in and advances to WebSource Media	—	3,488	—	3,488
Merger costs	2,079	—	2,079	—

Total operating costs and expenses	16,815	18,037	31,669	36,658

Operating loss	(3,547)	(5,984)	(5,369)	(12,343)
Interest income (expense), net	381	248	636	509

Loss from continuing operations before income taxes	(3,166)	(5,736)	(4,733)	(11,834)
Income tax benefit	275	9	1,190	863

Net loss from continuing operations	(2,891)	(5,727)	(3,543)	(10,971)
(Loss) gain from discontinued operations, net of tax of $0, $0, $1,201 and $0	(4)	14	2,207	(245)

Net loss	$(2,895)	$(5,713)	$(1,336)	$(11,216)

Net (loss) income per share, basic and diluted:
Continuing operations	$(0.17)	$(0.35)	$(0.21)	$(0.67)
Discontinued operations	—	—	0.13	(0.01)

	$(0.17)	$(0.35)	$(0.08)	$(0.68)

Number of shares used in per share calculation:
Basic and diluted	16,775	16,511	16,741	16,453

(1) Excludes depreciation and amortization as follows:

Network operating costs	$766	$1,969	$1,518	$2,782

The accompanying notes are an integral part of these consolidated financial statements

Web.com, Inc.
Consolidated Balance Sheets
(Unaudited, in thousands except par values)

	As of
	June 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$14,850	$13,288
Trade receivables, net of allowance of $253 and $160, respectively	2,532	2,074
Other receivables	1,317	525
Prepaids and other current assets	1,596	1,154
Restricted investments	167	162

Total current assets	20,462	17,203

Restricted investments	7,141	7,666
Property, plant and equipment, net	3,455	4,128
Goodwill	1,003	1,003
Intangibles, net	4,567	5,233
Other assets	3,252	3,195

Total assets	$39,880	$38,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,835	$1,623
Accrued expenses and other current liabilities	6,770	4,709
Accrued restructuring charges	1,812	2,345
Current portion of long-term debt and capital lease obligations	1,747	1,703
Accrued FTC settlement	929	—
Deferred revenue	4,438	4,687

Total current liabilities	17,531	15,067

Long-term debt and capital lease obligations	1,044	1,971
Deferred revenue	229	314
Other liabilities	64	120

Total liabilities	18,868	17,472

Contingencies (Note 8)	—	—

Shareholders’ equity
Common stock, $0.01 par value, authorized 26 million shares, issued and outstanding 17.0 and 16.8 million shares, respectively	169	168
Additional capital	333,340	331,949
Warrants	2,128	2,128
Note receivable from shareholder	(735)	(735)
Accumulated deficit	(313,890)	(312,554)

Total shareholders’ equity	21,012	20,956

Total liabilities and shareholders’ equity	$39,880	$38,428

The accompanying notes are an integral part of these consolidated financial statements

Web.com, Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,336)	$(11,216)
Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations:
(Gain) loss from discontinued operations	(3,408)	245
Depreciation and amortization	2,160	3,359
Bad debt expense	1,001	519
Impairment of investment in and advances to WebSource Media	—	3,488
Stock-based compensation	1,307	5,496
Restructuring costs	—	66
Changes in operating assets and liabilities:
Receivables	(2,250)	(405)
Other current and long term assets	(492)	325
Accounts payable, accrued expenses and deferred revenue	1,350	(1,339)
Accrued FTC settlement	929	—

Net cash (used in) provided by operating activities of continuing operations	(739)	538

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(828)	(1,141)
Payment for purchase of WebSource Media	—	(3,261)
Proceeds from sale of held-to-maturity investment securities	—	53
Net change in restricted investments	520	690

Net cash used in investing activities of continuing operations	(308)	(3,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt and capital lease obligations	(884)	(921)
Proceeds from issuance of common stock and awards	85	115

Net cash used in financing activities of continuing operations	(799)	(806)

Net cash used in continuing operations	(1,846)	(3,927)

Net cash provided by (used in) discontinued operations:
Operating cash flows	3,408	(280)
Investing cash flows	—	—
Financing cash flows	—	—

Total cash provided by (used in) discontinued operations	3,408	(280)

Net increase (decrease) in cash and cash equivalents	1,562	(4,207)

Cash and cash equivalents, beginning of period	13,288	17,370

Cash and cash equivalents, end of period	$14,850	$13,163

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
Proposed Merger – On June 26, 2007, Web.com and Website Pros, Inc. (NASDAQ: WSPI) jointly announced that the two companies signed a definitive merger agreement, unanimously approved by the boards of directors of both companies, pursuant to which Web.com would become a wholly-owned subsidiary of Website Pros. If the merger is completed, holders of our common stock may elect to receive for every share either 0.6875 shares of Website Pros stock or $6.5233 in cash, subject to proration so that the total cash paid will equal $25 million. In the aggregate, Website Pros will issue approximately 9 million shares of Website Pros stock and pay $25 million in cash in exchange for all the outstanding shares of our stock. In addition, Website Pros will assume all of the outstanding options to purchase our common stock at an exchange rate consistent with the value offered to holders of our common stock. The consummation of the merger is subject to regulatory reviews and approvals, as well as approval by shareholders of both companies and certain other customary conditions and is expected to close during the second half of 2007. In connection with the proposed merger of Web.com and Website Pros, Inc., Website Pros, Inc., (NASDAQ: WSPI), filed with the Securities and Exchange Commission (“SEC”) on Form S-4, a preliminary Registration Statement and joint proxy statement/prospectus regarding the proposed merger. The S-4 is subject to SEC approval. If approved, the definitive Registration Statement and joint proxy statement/prospectus will be made available to stockholders by mail and may also be accessed through the SEC website. Before making any voting decision with respect to the proposed transaction, stockholders of Web.com and Website Pros are urged to read the definitive Registration Statement and joint proxy statement/prospectus when it becomes available, as well as other relevant materials filed with the SEC by the companies because they contain important information about the proposed transaction.
Note 2 – Summary of Significant Accounting Policies
Interim Unaudited Financial Information – The accompanying unaudited consolidated financial statements include our results of operations for the three and six months ended June 30, 2007 and 2006. These financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In management’s opinion, these statements include all adjustments necessary for a fair statement of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. The net effect of discontinued operations is reported separately from the results of our continuing operations. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.
Basis of Presentation – This report on Form 10-Q for the three and six months ended June 30, 2007 should be read in conjunction with our Annual Report on Form 10-K for the twelve months ended December 31, 2006. The financial statements include the accounts of Web.com, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated. We operate as one reportable segment.
Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.
Basic and diluted income (loss) per share – Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding when their effect is dilutive. Potential common shares result from the assumed exercise of outstanding stock options and warrants. Because we have reported a loss from continuing operations for all periods presented, the effect of these securities is excluded from the calculation of per share amounts for these periods, as their effect would be anti-dilutive. Employee stock options and warrants of approximately 3.6 million and 3.9 million outstanding as of June 30, 2007 and 2006, respectively, have been excluded.

Web.com, Inc.
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
In addition to net income (loss) per share, we have also reported per share amounts on the separate income statement components required by Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” as the disposal activities of our discontinued operations were initiated prior to our adoption of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on September 1, 2002. For more discussion on discontinued operations, see Note 7 – Discontinued Operations. Because we have reported a loss from continuing operations for all periods presented, the effect of potentially dilutive securities has been excluded from the calculation of per share amounts for those periods.
Stock-Based Compensation – Effective September 1, 2005, we adopted Statement of Financial Accounting Standard No. 123(R) (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value of the award. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits (of which there was none in the current period due to tax losses) related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.
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
On June 25, 2007 the compensation committee of our Board of Directors granted a stock award of 108,221 shares of common stock to our CEO. The stock compensation expense of this award is recorded in General and Administration costs for the second quarter of 2007.
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
Note 3 – Acquisition, Impairment and Consolidation of WebSource Media, LLC
On May 19, 2006, we acquired WebSource Media, LLC (“WebSource Media”) a privately held web services provider. Except for assumed liabilities and debt payments, the acquisition was structured as an earn-out in which the owners of WebSource Media would earn payments based on reaching revenue and profitability goals. The majority of these payments were scheduled to occur only if the aforementioned goals were achieved over a three-year period. At closing we paid approximately $3.1 million for the acquisition, incurred closing costs of $0.1 million and advanced $0.3 million to WebSource Media for working capital.

Web.com, Inc.
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
On June 12, 2006, approximately three weeks following the closing of the acquisition, the Federal Trade Commission (“FTC”) filed a sealed complaint in the U.S. District Court for the Southern District of Texas (the “FTC Litigation”) alleging that WebSource Media, among other defendants, had engaged in unfair and deceptive trade practices. Included among the other defendants were the four former principals of WebSource Media, Marc Smith, Keith Hendrick, Steve Kennedy and Kathleen Smalley (collectively, the “Smith Defendants”), each of whom were alleged by the FTC to have engaged in a common enterprise with WebSource Media and other corporate defendants (not affiliated with us) to engage in unfair and deceptive trade practices. In addition, the FTC obtained a Temporary Restraining Order Appointing a Temporary Receiver which, among other things, froze the assets of all of the defendants and appointed a receiver for WebSource Media and the other corporate defendants.
By order of the federal court, the WebSource Media business was placed under the general control and supervision of a Court-appointed receiver. During the period of the receivership, we deconsolidated the investment and recorded the investment under the cost method as required by Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” While the receiver was in control of the business, the account base deteriorated significantly due to a combination of events such as the cancellation of billing services by some local exchange carriers (“LEC”), normal cancellation rates without corresponding sales and the possible invalidation of a number of accounts. In addition, in June 2006, we determined that an impairment of the entire value of the investment was required. This impairment in the amount of $3.2 million was recorded to the income statement in the second quarter of 2006. Additionally and also under the same assessment, we impaired advances to WebSource Media of $0.3 million and recorded them to the income statement in the second quarter of 2006.
On March 12, 2007, the court terminated the receivership over WebSource Media. On April 24, 2007, we reached an agreement in principle with the staff attorneys of the FTC to settle the FTC Litigation. That agreement was set forth in a written proposed Stipulated Final Judgment, which is described in further detail in Note 8 — Contingencies. The proposed Stipulated Final Judgment was formally approved by the Federal Trade Commission on July 11, 2007 and was approved and entered by the U.S. District Court for the Southern District of Texas on July 17, 2007.
Due to the receivership termination in mid-March and the subsequent agreement in principle with the FTC signed in late April, we effectively regained control of WebSource Media. Accordingly, we have consolidated WebSource Media’s balance sheet at its estimated carrying value which approximates fair value as of April 30, 2007, in our financial statements. Also included in our results of operations are WebSource Media’s results of operations for May and June, 2007 consisting of approximately $0.3 million in revenue and approximately $0.3 million in expenses, resulting in a net loss of $27,000.
WebSource Media’s balance sheet value as of April 30, 2007 is as follows:

(In thousands)
Current assets	$1,443
Property, plant and equipment	40
Other assets	318
Accounts payable and accrued expenses	(872)
Accrued FTC settlement	(929)

Total	$—

Note 4 – Restructuring and Facility Exit Costs
The detail of the annual activity for our restructuring plans from inception through December 31, 2006 is disclosed in our 2006 Annual Report on Form 10-K. A summary of these plans follows:
2005 Plan – In 2005, in conjunction with the sale of our dedicated accounts and related assets and the assignment of all our data centers and in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), we initiated a restructuring plan requiring a reduction of force, exiting a portion of the remaining office space and the termination of a contract. We paid the final $0.1 million of severance during the six months ended June 30, 2006. We remain obligated under this lease through July, 2010, and our outstanding liability related to the remaining lease obligation as of June 30, 2007 is $0.4 million.

Web.com, Inc.
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
2001 Plan – During the fourth quarter of 2001, we approved and implemented a restructuring program in connection with our acquisition of Interland-Georgia. During the six months ended June 30, 2006, a settlement of $0.7 million was reached on the exited office space lease. With this settlement completed, an outstanding liability of $2.2 million was recorded for the remaining lease obligation, net of sublease income, for the exited data center facility as of June 30, 2006. We remain obligated under this lease through March, 2010, and our outstanding liability for the remaining lease obligation as of June 30, 2007 was $1.4 million.
Note 5 – Purchase Business Combination Liabilities
In December 2005, we acquired the assets and accounts of Web Internet, LLC. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” we recorded liabilities totaling $0.2 million. There is no liability remaining at June 30, 2007.
In connection with the acquisition of Interland-Georgia in 2001, we accrued certain liabilities representing estimated costs of exiting certain facilities, termination of bandwidth contracts and involuntary termination of employees in accordance with EITF 95-3. During the six months ended June 30, 2007 we continued to make monthly lease payments and to collect offsetting rent from subtenants. The lease payments and rental income substantially offset each other and the accrual balance at June 30, 2007 is approximately $0.3 million. These lease abandonment obligations are contractually scheduled to end in July, 2009.
Note 6 – Income Taxes
We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 – Accounting for Income Taxes (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we did not recognize any material adjustment in the liability for unrecognized income tax benefits. At January 1, 2007, the total amount of unrecognized income tax benefits was zero.
We are subject to U.S. federal income tax as well as income tax of multiple states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 1998. As of June 30, 2007, there are no notifications of any pending audits from any jurisdiction.
Our continuing practice is to recognize interest and penalties related to uncertain tax positions in Other expense (income). As of January 1, 2007 and for the six months ended June 30, 2007, we did not have any interest or penalty expense or accruals related to uncertain tax positions.
The tax years 1998 – 2006 remain open to examination by the major taxing jurisdictions in which we are subject to taxation, including federal, state and foreign jurisdictions. All tax years in which we generated a net operating loss are subject to examination.
We do not expect a material change in the amount of unrecognized tax benefits in the next twelve months. We are currently evaluating the ability to utilize our NOL carryforwards in the future based on the structure of the merger transaction.
During the three months ended March 31, 2007, we had a net gain of $3.4 million from discontinued operations for which we recognized income tax expense of $1.2 million. In continuing operations, a tax benefit of $1.0 million was recognized. For the three months ended June 30, 2007 an additional tax benefit of $0.3 million was recognized. Tax expense or benefit from continuing operations for interim periods is based on our estimated annualized tax rate.
Note 7– Discontinued Operations
In January 2007, we entered into a settlement agreement and mutual release of claims with Certain Underwriters at Lloyd’s of London in resolution of our 2005 suit for recovery of attorney’s fees and other amounts related to the settlement of an earlier case for labor and employment claims arising in the years 2000 and 2001 and for which we were insured under a Directors, Officers and Company Liability Insurance Policy. Because the settlement proceeds relate to discontinued operations, the net cash settlement of approximately $3.6 million was recorded as income from discontinued operations in our March 31, 2007 financial statements.
In 2001, we sold our Micron PC Systems business to GTG PC Holdings, LLC (“GTG PC”), an affiliate of the Gores Technology Group. We retained all liabilities of the PC Systems business not assumed by GTG PC and any contingent liabilities arising prior to the closing date. During the six months ended June 30, 2006, we recognized a loss of $0.2 million,

Web.com, Inc.
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
consisting primarily of legal fees; there were no comparative costs incurred related to PC Systems during the current period. Most of the Micron litigation has been settled and we do not expect to incur substantial expenses in the foreseeable future.
Note 8 – Contingencies
We are a party to several litigation matters outside of the ordinary course of business.
In May 2007 we filed suit in the Superior Court of Dekalb County, Georgia against Epstein Becker Green Wickliff & Hall, the law firm that represented WebSource Media in connection with the May 2006 acquisition, for fraudulent misrepresentation, legal malpractice, punitive damages and injunctive relief. In the complaint we allege that attorneys at the firm were aware of material facts that were not disclosed by WebSource Media and which nondisclosures violated the representations and warranties made by WebSource Media in the merger agreement. There can be no assurance that we will be able to recover the amounts claimed in this case.
On August 2, 2006 we filed suit in the United States District Court for the Western District of Pennsylvania against Federal Insurance Company and Chubb Insurance Company of New Jersey. The suit seeks, among other things, a declaratory judgment that the two insurance companies owe us a defense and indemnification for costs associated with the Pair Networks Litigation (described below). The suit also seeks recovery against the insurance companies for breach of contract, insurance company bad faith and breach of fiduciary duty.
On June 19, 2006, we filed suit in the United States District Court for the Northern District of Georgia against The Go Daddy Group, Inc. We are seeking damages, a permanent injunction and attorney fees related to alleged infringement of four of our patents. There can be no assurance that we will be able to recover the amounts claimed in this case.
On June 12, 2006, the Federal Trade Commission filed a sealed action in the United States District Court for the Southern District of Texas against WebSource Media, LLC, n/k/a WebSource Media, L.P., certain of its former members, Telsource Solutions and Telsource International (telemarketing firms that provided telemarketing services to WebSource Media) and certain of the principals of Telsource Solutions and Telsource International. In addition, the FTC obtained a Temporary Restraining Order and Order Appointing a Temporary Receiver which, among other things, froze the assets of all of the defendants and appointed a receiver for WebSource Media and the other corporate defendants. In its complaint, the FTC alleged that WebSource Media and the other defendants operated as a “common enterprise” for the purpose of inducing consumers to purchase websites from WebSource Media using “unfair and deceptive” trade practices sometimes known as “cramming.” (See Note 3 — Acquisition and Impairment of WebSource Media).
On March 12, 2007 the court terminated the receivership over WebSource Media. On April 24, 2007 we reached an agreement in principle with the staff attorneys of the Federal Trade Commission to settle the FTC litigation against WebSource Media. That agreement was subsequently set forth in a written proposed Stipulated Final Judgment which was signed by WebSource Media in May 2007, formally approved by the Federal Trade Commission on July 11, 2007 and was approved and entered by the federal court on July 17, 2007.
According to the terms of the Stipulated Final Judgment, WebSource Media consents to the entry of judgment against it in the FTC Litigation, the imposition of a permanent injunction, and payments to the FTC of approximately $929,000 in three installments over a period of 180 days subsequent to the court’s acceptance on July 17, 2007. In addition WebSource Media would also pay approximately $144,000 in fees and expenses that are due to the temporary receiver. If WebSource Media fails to make any of the required payments, the full amount of the suspended judgment of $24.7 million would be reinstated against WebSource Media. The judgment entered under the Stipulated Final Judgment was against WebSource Media and its subsidiaries and not against Web.com. All of the settlement payments will be funded from WebSource Media’s assets and operating income. Because we consolidated WebSource Media’s balance sheet as of April 30, 2007 our consolidated balance sheet includes the liability related to this matter as of June 30, 2007.
The Stipulated Final Judgment also allows WebSource Media to continue to service its customers who are billed via LEC billing, including a number of customers whose billing was suspended as part of the temporary receivership. The Stipulated Final Judgment requires WebSource Media not to make false representations to customers, not to bill customers without their consent and to maintain accurate books and records, among other provisions.
In November, 2006, we commenced arbitration against the four principals (collectively, the “Smith Defendants”) of WebSource Media, seeking damages for fraud, fraudulent inducement, and breach of contract. The outcome of arbitration cannot be assured and there can be no guarantee that we will be able to recover the amount claimed in this case. The Smith Defendants have denied liability and asserted counterclaims against us in the arbitration. They argue, among other things,

Web.com, Inc.
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
that their employment was terminated without cause and that such termination entitles them to an accelerated payment of the earn-out consideration at issue in the May 19, 2006 merger agreement of up to approximately $7 million in cash, 1.325 million shares of our stock and warrants for the purchase of up to 750,000 shares of our stock at a purchase price of $6 per share. Any accelerated earn-out consideration is subject to certain limitations, deductions, off-sets and adjustments as further provided in the merger agreement. The Smith Defendants have also filed suit against us and that suit is now pending in the U.S. District Court for the Southern District of Texas. The civil suit makes many of the same claims as were asserted in the arbitration described above. We have asserted counterclaims in the civil suit that are substantially identical to those asserted in the arbitration described above. We have asked the U.S. District Court to dismiss the litigation in light of the arbitration proceeding.
In June 2007 we entered into a Settlement Agreement and Release with Steve Kennedy, one of the Smith Defendants, in which Kennedy released all of his claims against Web.com and WebSource Media and we released all of our claims against him. As part of the settlement Steve Kennedy will become an employee of WebSource Media for at least one year.
In February 2006, Eslworldwide.com, a former customer, filed suit against us in New York state court. This case was subsequently removed to federal court and transferred to the Northern District of Georgia. Eslworldwide.com claims included lost or deleted data, breach of contract, negligence and other torts. In July 2007 the court granted our motion, dismissing all of Eslworldwide.com’s claims against us.
On June 26, 2007 the California Court of Appeals affirmed the trial court’s grant of summary judgment in our favor in the case filed by Vincent Salazar in state court in Los Angeles claiming entitlement to money as a result of his alleged involvement in brokering our acquisition of accounts from AT&T in January 2002.
In March 2006, a former employee, Randy Nein, also sued us in state court in California claiming that he was due compensation in connection with our acquisition of web hosting accounts from AT&T in January 2002. In March 2007, the court granted our summary judgment motion and dismissed the case in its entirety. While the plaintiff may appeal, we believe the trial court’s ruling should be upheld.
We continue to defend an appeal by BizRocket relating to a dispute that arose out of the management of a co-located server of our predecessor, Worldwide Internet Publishing Corporation. At the trial in that case, the jury had returned a verdict of $800,000 against us which was subsequently reduced by the court to only $1 in response to our pre-trial and post-trial motions. BizRocket has appealed the verdict to the Court of Appeals for the Eleventh Circuit.
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
In February 2003, we filed a lawsuit in Cobb County, Georgia against Mr. Gabriel Murphy, one of the former principals of our subsidiary, CommuniTech.Net, Inc. (“Communitech”), which was acquired in February 2002. We contend that Murphy violated various covenants under his employment agreement and related contracts, defamed us, violated fiduciary duties and duties of loyalty, and committed fraud. In particular, in motions we filed, we contend that Murphy assisted a former employee named Jason Park in creating a competing web hosting company called Bent Axis, LLC, using our equipment and facilities operating out of the Communitech data center in Kansas City, Missouri. In our motions, we also contend that Murphy signed a putative contract on behalf of Web.com with a company formed by Murphy for the purpose of billing us for Internet advertising and later had his wife use an assumed name in an effort to collect invoices arising under the putative contract. In this litigation we also seek to recover payment of a promissory note signed by Murphy in February 2002 in the approximate amount of $735,000, representing a cash advance we made to Murphy at the time of the closing of the Communitech acquisition. Murphy has asserted various counterclaims in response.
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

Web.com, Inc.
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
In late 2001, Pair Networks, a competing web services company, attempted to mount a class action against us under the Telephone Consumer Protection Act after Pair Networks allegedly received a one-page fax from us (the “Pair Networks Litigation”). In February 2007, the court in Allegheny County, Pennsylvania, denied the motion of the plaintiffs to certify the class in the case. In July 2007 the parties entered into a settlement and release agreement in which Web.com agreed to pay a nominal sum to the plaintiffs in full and final settlement of their claims.
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
Note 9 – Subsequent Events
On July 11, 2007, in connection with the WebSource Media/FTC Litigation discussed in Note 8 above, the Federal Trade Commission formally approved the Stipulated Final Judgment which was subsequently approved and entered by the federal court on July 17, 2007.
On July 31, 2007, in connection with the proposed merger of Web.com and Website Pros, Inc., Website Pros, Inc., (NASDAQ: WSPI), filed with the Securities and Exchange Commission (“SEC”) on Form S-4, a preliminary Registration Statement and joint proxy statement/prospectus regarding the proposed merger. The S-4 is subject to SEC approval. If approved, the definitive Registration Statement and joint proxy statement/prospectus will be made available to stockholders by mail and may also be accessed through the SEC website. Before making any voting decision with respect to the proposed transaction, stockholders of Web.com and Website Pros are urged to read the definitive Registration Statement and joint proxy statement/prospectus when it becomes available, as well as other relevant materials filed with the SEC by the companies because they contain important information about the proposed transaction.

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
Proposed Merger – On June 26, 2007, Web.com and Website Pros, Inc. (NASDAQ: WSPI) jointly announced that the two companies signed a definitive merger agreement, unanimously approved by the boards of directors of both companies, pursuant to which Web.com would become a wholly-owned subsidiary of Website Pros. If the merger is completed, holders of our common stock may elect to receive for every share either 0.6875 shares of Website Pros stock or $6.5233 in cash, subject to proration so that the total cash paid will equal $25 million. In the aggregate, Website Pros will issue approximately 9 million shares of Website Pros stock and pay $25 million in cash in exchange for all the outstanding shares of our stock. In addition, Website Pros will assume all of the outstanding options to purchase our common stock at an exchange rate consistent with the value offered to holders of our common stock. The consummation of the merger is subject to regulatory reviews and approvals, as well as approval by shareholders of both companies and certain other customary conditions and is expected to close during the second half of 2007. In connection with the proposed merger of Web.com and Website Pros, Inc., Website Pros, Inc., (NASDAQ: WSPI), filed with the Securities and Exchange Commission (“SEC”) on Form S-4, a preliminary Registration Statement and joint proxy statement/prospectus regarding the proposed merger. The S-4 is subject to SEC approval. If approved, the definitive Registration Statement and joint proxy statement/prospectus will be made available to stockholders by mail and may also be accessed through the SEC website. Before making any voting decision with respect to the proposed transaction, stockholders of Web.com and Website Pros are urged to read the definitive Registration Statement and joint proxy statement/prospectus when it becomes available, as well as other relevant materials filed with the SEC by the companies because they contain important information about the proposed transaction.
Key Metrics
As of June 30, 2007 we had approximately 166,000 paid hosting subscribers compared to approximately 148,000 subscribers as of June 30, 2006. This increase is primarily due to organic growth as well as to the incorporation of accounts related to WebSource Media.
Average Monthly Customer Churn (“Churn”) was 2.9% and 2.3% for the quarters ended June 30, 2007 and 2006, respectively. The increase in churn is directly related to a substantial increase in the number of new subscribers. As the subscriber base increases, the percentage of customers in the early stage of their life cycle increases proportionally. Also, in the early stages of a contract term, the churn ratio is much higher than that for accounts that have been in place for longer periods. This combination of incremental subscriber additions and related new account turnover ratios result in a higher overall churn percentage. Churn is calculated as the number of subscribers cancelled during the period divided by the sum of the number of subscribers at the beginning of the period plus the gross number of subscribers added during the period, divided by the number of months in the period.
Subscriber Acquisition Cost (“SAC”) was $101 and $108 for the quarters ended June 30, 2007 and 2006, respectively. SAC typically fluctuates depending on the stage of our “pulse marketing” approach, which has the tendency to increase subscriber acquisition costs when the money is spent and tested in the early stages, and then normalizes over time. Subscriber Acquisition Cost is calculated as the media costs, calculated in accordance with GAAP, divided by gross subscriber additions other than through acquisitions during the period.
Our Average Revenue per User (“ARPU”) was $26.15 and $24.94 for the quarters ended June 30, 2007 and March 31, 2007, respectively. The increase is primarily due to pricing changes throughout our product mix as well as to the offering of new products to the existing customer base. ARPU is calculated using GAAP hosting revenue for the quarter reported divided by the average number of subscribers for the period.
Results of Continuing Operations
Comparison of the Three and Six Months Ended June 30, 2007 and June 30, 2006
For the three months ended June 30, 2007, the loss from continuing operations decreased $2.8 million, or 49.5% to ($2.9) million compared to ($5.7) million for the three months ended June 30, 2006. The following are the major changes in results: an increase in revenue of $1.2 million and operating cost savings in our network operations and technical support departments totaling $0.7 million, offset by an increase of $1.0 million in general and administrative expenses and $0.8 million in marketing expenses. These changes before merger costs and income tax benefit substantially offset each other.
The three months ended June 30, 2007 include $2.1 million in merger related costs. The three months ended June 30, 2006 included charges of $3.5 million for the impairment of WebSource Media and $1.1 million of depreciation expense due to an abandoned software project.
The $2.8 million decrease in loss from continuing operations is substantially a result of unusual items including the $3.5 million impairment charge and $1.1 million in extra depreciation expense, offset by $2.1 million in merger related charges.
Basic and diluted loss per share from continuing operations decreased $0.18 per share to ($0.17), or 51.4% for the three months ended June 30, 2007 from ($0.35) per share for the three months ended June 30, 2006.
For the six months ended June 30, 2007, the loss from continuing operations decreased $7.4 million, or 67.7% to ($3.5) million compared to ($10.9) million for the six months ended June 30, 2006. The following are the main contributors to changes in results: an increase in revenue of $2.0 million, operating cost savings in our network operating and technical support departments totaling $1.4 million and a net decrease in general and administrative expenses of $3.8 million primarily due to reduced stock-based compensation, offset by a $2.4 million increase in marketing expenses. These changes before merger costs and income tax benefit reflect a net loss reduction of $4.8 million.
The six months ended June 30, 2007 include $2.1 million in merger related costs while the six months ended June 30, 2006 included charges of $3.5 million for the impairment of WebSource Media and $1.1 million of depreciation expense due to an abandoned software project.
The $7.4 million decrease in loss from continuing operations is substantially a result of the net loss reduction of $4.8 million described above and other unusual items including the $3.5 million WebSource Media impairment and $1.1 million depreciation expense incurred in the prior year, offset by $2.1 million in merger costs.
Basic and diluted loss per share from continuing operations decreased $0.46 per share to ($0.21), or 68.7% for the six months ended June 30, 2007 from ($0.67) per share compared to the prior year.
Revenues. Total revenues increased $1.2 million, or 10.1%, to $13.3 million for the three months ended June 30, 2007 from $12.1 million for the three months ended June 30, 2006. The revenue increase was primarily due to organic growth resulting from additional unit growth and price optimization, along with value up-selling of our website build and design products and our eCommerce products as well as other add-ons, offset by a decline in revenue attributable to a partner program with Verizon which ended in 2006.
For the six months ended June 30, 2007, total revenues increased $2.0 million, or 8.2%, to $26.3 million from $24.3 million compared to the prior year. The revenue increase was primarily due to organic growth resulting from additional unit growth and price optimization, along with value up-selling of our website build and design products and our eCommerce products as well as other add-ons, offset by a decline in revenue attributable to a partner program with Verizon which ended in 2006.
A summary of revenue by category is presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Hosting revenue	$12,701	$11,105	$25,179	$22,587
Other revenue	567	948	1,121	1,728

Total revenue	$13,268	$12,053	$26,300	$24,315

Hosting revenues increased $1.6 million, or 14.4%, for the three months ended June 30, 2007, when compared to the period ended June 30, 2006. For the six months ended June 30, 2007, hosting revenues increased $2.6 million, or 11.5%, when compared to the period ended June 30, 2006. Hosting revenues are comprised of shared hosting services and domain name registrations. The increase in hosting revenues is primarily attributable to organic growth.
Other revenues decreased $0.4 million, or 40.3%, for the three months ended June 30, 2007, when compared to the period ended June 30, 2006. For the six months ended June 30, 2007, Other revenues decreased $0.6 million, or 35.1%, when compared to the period ended June 30, 2006. Other revenues are primarily comprised of licensing fees, royalties and consulting services.
Operating Costs and Expenses
A summary of the total operating costs and expenses is presented below:

	For the		For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Network operating costs	$2,072	$2,269	$4,226	$4,653
Sales and marketing	4,148	3,335	8,847	6,485
Technical support	1,259	1,761	2,548	3,483
General and administrative	5,730	4,694	10,808	14,605
Bad debt expense	439	242	1,001	519
Depreciation and amortization	1,088	2,225	2,160	3,359
Restructuring costs	—	23	—	66
Impairment of investment in and advances to WebSource Media	—	3,488	—	3,488
Merger costs	2,079	—	2,079	—

Total operating costs and expenses	$16,815	$18,037	$31,669	$36,658

Network Operating Costs. Network operating costs were $2.1 million and $2.3 million for the three months ended June 30, 2007 and 2006, respectively. This decrease of $0.2 million, or 8.7%, is primarily attributable to decreases in labor and employee-related costs of approximately $0.1 million and a decrease in service agreement of approximately $0.2 million, offset by an increase in technical and professional fees of approximately $0.1 million. For the six months ended June 30, 2007 and 2006, network operating costs were $4.2 million and $4.6 million, respectively. This decrease of $0.4 million, or 9.2%, is primarily attributable to decreases in labor and employee-related costs of approximately $0.2 million and a decrease in service agreement fees of approximately $0.2 million.
Sales and Marketing. Sales and marketing expenses were $4.1 million and $3.3 million for the three months ended June 30, 2007 and 2006, respectively. This increase of approximately $0.8 million, or 24.4%, is primarily due to increased expenditures of $0.6 million on media advertising and increased labor and employee related costs of $0.2 million. During the quarter ended June 30, 2007 we spent approximately $2.0 million on media advertising, compared to $1.4 million in the quarter ended June 30, 2006. We increased media advertising in expectation of generating additional organic growth in our subscriber base. For the six months ended June 30, 2007 and 2006, sales and marketing expenses were $8.8 million and $6.5 million, respectively. This increase of approximately $2.3 million, or 36.4%, is primarily due to increased expenditures of $1.5 million on media advertising, increased labor and employee related costs of $0.6 million and approximately $0.2 million of other departmental costs related to increasing marketing activity. During the six months ended June 30, 2007 we spent approximately $4.3 million on media advertising compared to $2.8 million in the prior year.
Technical Support. Technical support expenses were $1.3 million and $1.8 million for the three months ended June 30, 2007 and 2006, respectively. The decrease of $0.5 million, or 28.5%, is primarily due to decreased expenditures on labor and employee related costs of approximately $0.3 million and a decrease in service agreement fees of approximately $0.2 million. For the six months ended June 30, 2007 and 2006, technical support expenses were $2.5 million and $3.5 million, respectively. The decrease of $1.0 million, or 26.8%, is primarily due to decreased expenditures on labor and employee related costs of approximately $0.5 million and a decrease in service agreement fees of approximately $0.5 million. These cost reductions were the direct result of our platform consolidation efforts.
General and Administrative. General and administrative expenses were $5.7 million for the three months ended June 30, 2007, compared to $4.7 for the three months ended June 30, 2006. The increase of $1.0 million, or 22.1%, is primarily attributable to increased labor and employee related costs of approximately $0.1 million, increased stock compensation expense of $0.6 million, and approximately $0.2 million increase in technical and professional fees. Legal fees were $0.8 million for each of the quarters ended June 30, 2007 and 2006. For the six months ended June 30, 2007, general and administrative expenses were $10.8 million, compared to $14.6 million for the six months ended June 30, 2006. The decrease of $3.8 million, or 26.0% is primarily due to a $4.3 million reduction in stock-based compensation and a $0.3 million reduction in insurance expense, offset by a $0.3 million increase in technical and professional fees and a $0.4 million increase in legal fees. Legal fees were $1.6 million for the six months ended June 30, 2007 compared to $1.3 million for the six months ended June 30, 2006.
Stock-based compensation represents non-cash compensation expense related to stock options and restricted stock, which were granted under several stock incentive plans. For the three months ended June 30, 2007 and 2006, compensation expense attributable to stock-based compensation was $0.8 million and $0.2 million, respectively. On June 25, 2007 the Compensation Committee of the Board of Directors approved a stock grant to Jeff Stibel, Chief Executive Officer, of 108,221 shares of common stock. Stock compensation expense for the three months ended June 30, 2007 includes $0.6 million for the stock grant to the CEO and $0.2 million of stock option expenses recognized during the period. For the six months ended June 30, 2007 and 2006, compensation expense attributable to stock-based compensation was $1.3 million and $5.5 million, respectively. On June 30, 2006 the Compensation Committee of the Board of Directors approved the acceleration of the remaining 1.6 million unvested stock options of the 1.9 million granted in July 2005, and also granted an additional 677,500 stock options to our board of directors and management team that were fully vested upon their grant date. By accelerating the vesting of these options in March 2006, we reduced future reported compensation expense, before tax, by a significant amount over the remainder of the vesting periods.
Included within general and administrative are expenses related to our executives, human resources, finance and accounting, legal, business development, research & development, information technologies, product development and quality assurance teams.
Bad Debt Expense. Bad debt expenses were $0.4 million and $0.2 million for the three months ended June 30, 2007 and 2006 respectively. The increase in bad debt expense is primarily attributable to increased churn during the period, which was a direct result of increased subscriber count resulting from organic growth. The combination of incremental subscriber additions and related new account turnover ratios result in higher churn and higher bad debt expense, both of which are expected as a result of growth. For the six months ended June 30, 2007 and 2006, bad debt expenses were $1.0 million and $0.5 million. The increase in bad debt expense is primarily attributable to increased churn during the period as previously described.
Depreciation and Amortization. Depreciation and amortization expenses were $1.1 million and $2.2 million for the three months ended June 30, 2007 and 2006 respectively. This decrease of $1.1 million is primarily due to the write off in 2006 of $1.1 of depreciation related to an abandoned software platform project. For the six months ended June 30, 2007 and 2006, depreciation and amortization expenses were $2.2 million and $3.4 million. The decrease of $1.2 million is primarily due to the write off in 2006 of depreciation related to the abandoned software project.

Merger Costs. Merger costs totaling $2.1 million are comprised of $1.7 million in investment banking and financial advisory fees and approximately $0.4 million in professional fees for legal, accounting and tax advice.
Interest Income (Expense), net. Interest income was $0.4 million and $0.2 million for the three months ended June 30, 2007 and 2006, repectively. For the six months ended June 30, 2007 and 2006, interest income was $0.6 million and $0.5 million. Interest income (expense), net consists of interest income earned on our combined cash and cash equivalents, short-term investments, and restricted investments, net of interest expense on debt, primarily notes payable.
Income Taxes. During the three months ended June 30, 2007, an income tax benefit of $0.3 million was recorded, compared to an income tax benefit of $0.09 million in the three months ended June 30, 2006. For the six months ended June 30, 2007, income tax benefit of $1.2 million was recorded, compared to an income tax benefit of $0.9 million in the six months ended June 30, 2006. The income tax benefit recorded in the current year relates to the legal settlement received in the first quarter of 2007 described below. The tax that would have been owed on the settlement is offset by NOL’s generated in prior years, resulting in a $1.2 million tax benefit. During the six months ended June 30, 2006 we resolved several income tax audits which allowed us to record refunds of $0.4 million from the IRS and release $0.5 million of reserves that were on our books, resulting in a $0.9 million tax benefit.
Results of Discontinued Operations
For the three months ended June 30, 2007 and 2006, basic and diluted income per share from discontinued operations was $0.00 per share for both periods.
For the six months ended June 30, 2007 and 2006, basic and diluted income (loss) per share from discontinued operations was $0.13 and ($0.01), respectively. The increase of $0.14 per share was due to the litigation settlement described below.
Certain Underwriters/Lloyds Settlement. In January 2007, we entered into a settlement agreement and mutual release of claims with Certain Underwriters at Lloyd’s of London in resolution of our 2005 suit for recovery of attorney’s fees and other amounts related to the settlement of an earlier case for labor and employment claims arising in the years 2000 and 2001 and for which we were insured under a Directors, Officers and Company Liability Insurance Policy. Because the proceeds relate to discontinued operations, the net settlement of approximately $3.6 million (gross settlement of $6.0 million, less $2.4 million in legal fees) was recorded as income from discontinued operations in our March 31, 2007 financial statements. For the six months ended June 30, 2007 additional legal fees related to this settlement were $0.1 million and accrued legal fees as of June 30, 2007 were less than $0.1 million.
PC Systems. In fiscal 2001 we discontinued the operations of our PC Systems business segment, which was accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” A loss of $0.2 million was recognized for the six months ended June 30, 2006, which was primarily attributable to legal fees. There were no legal fees or accruals related to PC Systems in our current quarter ended June 30, 2007.
Liquidity and Capital Resources
As of June 30, 2007, we had $14.8 million in cash and cash equivalents as noted on our consolidated balance sheet and statement of cash flows. In addition, we had $7.3 million in short- and long-term securities and restricted investments, for a total of $22.1 million of restricted and unrestricted cash and investments. This represents an increase of $1.0 million or 4.8% compared to a total of $21.1 million as of December 31, 2006.
On a comparative basis, cash used in operating activities of continuing operations increased $1.2 million to $0.7 million for the six months ended June 30, 2007 compared to $0.5 million of cash provided by operating activities for the period ended June 30, 2006. The increase in cash used in operating activities of continuing operations is primarily due to increases in accounts receivable offset by increases in accounts payable and other current liabilities. Also included in current liabilities is $0.9 million for the settlement of the FTC Litigation against WebSource Media which we believe will be paid out in cash with WebSource Media’s accumulated assets and funds.
Cash used in investing activities decreased $3.3 million to $0.3 million for the six months ended June 30, 2007 compared to $3.6 million of cash used in investing activities for the six months ended June 30, 2006. In June 2006, we invested $3.3 million in WebSource Media (see
Note 3).

Cash used in financing activities remained virtually the same at $0.8 million for the six months ended June 30, 2007 and 2006. Cash used in financing activities is primarily attributed to approximately $0.9 million in repayments of debt and lease obligations, offset by approximately $0.1 million in proceeds from stock option exercises and awards.
Cash provided by discontinued operations increased to $3.4 million, an increase of $3.7 million for the six months ended June 30, 2007 compared to $0.3 million of cash used to fund discontinued operations during the period ended June 30, 2006. The increase in cash provided by discontinued operations was due to the settlement in January 2007 of our litigation with Certain Underwriters at Lloyd’s of London, offset by costs of settlement.
In February 2004, we executed a five-year promissory note with US Bancorp Oliver-Allen Technology Leasing for $4.8 million. As of June 30, 2007, the principal balance on the promissory note was $1.6 million. We pledged $5.0 million as collateral for this promissory note; this amount will gradually decrease until the agreement terminates in February 2009. As of June 30, 2007, the amount of collateral is $1.8 million, which is included in restricted cash. The collateral required under the agreement prevents us from utilizing the related cash and cash equivalents until all of our obligations under the note are satisfied. The promissory note bears an interest rate of 6.75% and requires monthly payments of approximately $94,000 over a five year period ending in January 2009.
At the closing of the Web Internet LLC acquisition in December 2005, we assumed approximately $2.3 million in outstanding indebtedness of Web Internet to Web Service Company, Inc. and that indebtedness was amended and restated in that certain Amended and Restated Line of Credit Note and Loan Agreement. The Web Service note bears interest at the rate of 3% per year and is to be repaid in monthly installments of approximately $68,000 over a three year period ending December 2008. As of June 30, 2007, the principal balance on the indebtedness was $1.2 million.
During the six months ended June 30, 2007 and 2006, we made capital expenditures of $0.8 million and $1.1 million, respectively, primarily related to network storage equipment and servers.
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
Off-Balance Sheet Arrangements
As of June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Contractual Obligations
There have been no material changes to our contractual obligations from the information provided in the “Contractual Obligations” portion of Item 7. — Management’s Discussion Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, except as follows:
WebSource Media lease commitment — Websource Media leases office space in Houston, Texas under an operating lease that expires on August 31, 2011. The annual lease payments are approximately $0.2 million and the value of the remaining lease commitment is $0.9 million.
Related Party Transactions
We purchase online marketing services, including online advertising, from various vendors that are managed by The Search Agency, Inc. (“TSA”), an entity in which Jeffrey M. Stibel, our Chief Executive Officer, has as an equity interest and is also the chairman of the board. Purchases of online marketing services are made pursuant to our standard form of purchase order. There is no minimum commitment and the arrangement may be terminated at any time. Fees are believed to be competitive with those of alternative providers. The total amount of TSA fees expensed were $0.2 million and $0.1 million for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 we have accrued $0.1 million for fees due to TSA.
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
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 2 – Summary of Significant Accounting Policies, to the Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We had cash and cash equivalents, short-term marketable securities and restricted cash totaling $22.1 and $21.1 million at June 30, 2007 and December 31, 2006, respectively, which management believes to be reasonable approximations of their fair values. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes and are invested primarily in money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We are exposed to interest rate risk with respect to our investments in commercial paper. A change in the prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment may decline. To minimize this risk, we have historically held many investments until maturity, and as a result, we receive interest and principal amounts pursuant to the underlying agreements. As of June 30, 2007 and 2006, net unrealized losses in these investments were not material. We invest in short-term securities and, therefore, changes in short term interest rates impact the amount of interest income included in the statements of operations. As of June 30, 2007, approximately 98% of our liquid investments mature within three months and the remaining 2% mature within one year. We do not use derivative financial instruments in our investment portfolio, nor do we enter into investments for trading or speculative purposes. Due to the short-term nature of our investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
We are also exposed to interest rate risk with respect to our fixed interest rate debt. The fair value of our long-term debt may be adversely impacted due to a rise in interest rates, but such changes would not impact our financial position, cash flows or results of operations. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term debt at June 30, 2007 was $2.8 million, which management believes to be reasonable approximations of their fair values.
Item 4. Controls and Procedures
Disclosure controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007, the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.
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
Web.com has incurred net losses and losses from operations for all but two of each quarterly period from our inception through the three month period ended June 30, 2007. A number of factors could increase operating expenses, such as:
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
We could face liability and expense in connection with the proposed merger between our Company and Website Pros, Inc. (NASDAQ: WSPI).
On June 26, 2007, Web.com and Website Pros, Inc. (NASDAQ: WSPI) jointly announced that the two companies signed a definitive merger agreement, unanimously approved by the boards of directors of both companies. The merger is subject to regulatory reviews and approvals, as well as approval by shareholders of both companies and certain other customary conditions and is expected to close during the second half of 2007. In connection with the proposed merger of Web.com and Website Pros, Inc., Website Pros, Inc., (NASDAQ: WSPI), filed with the Securities and Exchange Commission (“SEC”) on Form S-4, a preliminary Registration Statement and joint proxy statement/prospectus regarding the proposed merger. The S-4 is subject to SEC approval. If approved, the definitive Registration Statement and joint proxy statement/prospectus will be made available to stockholders by mail and may also be accessed through the SEC website. Before making any voting decision with respect to the proposed transaction, stockholders of Web.com and Website Pros are urged to read the definitive Registration Statement and joint proxy statement/prospectus when it becomes available, as well as other relevant materials filed with the SEC by the companies because they contain important information about the proposed transaction.
We could face liability in connection with the proposed merger, including potential or actual litigation. We may incur legal, professional and consulting fees and expenses outside the ordinary course of business in connection with the regulatory filings and due diligence leading up to the closing of the proposed transaction. The merger may not be approved by the shareholders or regulatory agencies on the proposed terms and schedule. We could face restructuring and integration charges related to the merger that were not foreseen or planned for. Management may be distracted by the proposed merger and we may experience employee or customer attrition. Revenues following the merger may be lower than expected. Adverse conditions in the stock market could negatively impact the merger.
The proposed merger with Website Pros could cause us to lose key personnel, which could materially affect the respective Company’s business and require the companies to incur substantial costs to recruit replacements for lost personnel.
As a result of the proposed merger with Website Pros, current and prospective employees could experience uncertainty about their future roles within the combined entity. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel could have a material adverse effect on our business.
Failure to complete the proposed merger with Website Pros could negatively impact our stock price, future business and financial results
If the proposed merger is not completed, our ongoing business may be adversely affected, and we will be subject to several risks, including:
•	Being required, under certain circumstances under the merger agreement, to pay a termination fee of $3.0 million and Website Pros’ costs related to the merger;

•	Having to pay certain costs relating to the merger, such as legal, accounting, financial advisor and printing fees, without realizing any of the benefits of having consummated the merger;

•	Failure to pursue other beneficial opportunities as a result of our management’s focus on pursuing the merger, without realizing any of the benefits of having consummated the merger; and

•	Having the price of our common stock decline.
In certain instances, the merger agreement with Website Pros requires us to pay a termination of $3.0 million. This payment could affect the decisions of a third party considering making an alternative acquisition proposal to the merger.
Under the terms of the merger agreement, we are required to pay to Website Pros a termination fee of $3.0 million if the merger agreement is terminated under certain circumstances. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could deter such third party from making a competing acquisition proposal.
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
During the 52 weeks ended June 30, 2007 the high and low closing price for Web.com common stock on NASDAQ was $6.31 and $3.63, respectively.
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
The receivership was subsequently terminated by the court on March 12, 2007. In May 2007 WebSource Media signed a proposed Stipulated Final Judgment that would resolve the FTC Litigation (see discussion in Note 8, Contingencies). That proposed Stipulated Final Judgment was formally approved by the five Commissioners of the Federal Trade Commission and approved and entered by the federal court on July 17, 2007.

In June 2007 we entered into a Settlement Agreement and Release with Steve Kennedy, one of the former owners of WebSource Media, in which Kennedy released WebSource Media and Web.com from any claims he may have had against them and they released Kennedy (see discussion in Note 8, Contingencies).
In November, 2006, we commenced arbitration against the former members of WebSource Media, seeking damages for fraud, fraudulent inducement, and breach of contract. As a consequence of his June 2007 settlement, Steve Kennedy is no longer an adverse party to this arbitration. The outcome of arbitration cannot be assured and there can be no guarantee that we will be able to recover the amount claimed in this case. The former members of WebSource Media have denied liability and asserted counterclaims against us in the arbitration. They argue, among other things, that their employment was terminated without cause and that such termination entitles them to an accelerated payment of the earn-out consideration at issue in the May 19, 2006 merger agreement of up to approximately $7 million in cash, 1.325 million shares of our stock and warrants for the purchase of up to 750,000 shares of our stock at a purchase price of $6 per share. Any accelerated earn-out consideration is subject to certain limitations, deductions, off-sets and adjustments as further provided in the merger agreement. The former members of WebSource Media have also filed suit against us and that suit is now pending in the U.S. District Court for the Southern District of Texas. The civil suit makes many of the same claims as were asserted in the arbitration described above. We will assert counterclaims in the civil suit that are substantially identical to those asserted in the arbitration described above. We have asked the U.S. District Court to dismiss the litigation in light of the arbitration proceeding.
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
Item 6. Exhibits

Exhibit	Description

2.1	Agreement and Plan of Merger and Reorganization dated June 26, 2007 by and among Website Pros Inc., Augusta Acquisition Sub, Inc. and Web.com, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed June 28, 2007).*

2.2	Form of Voting Agreement between Web.com, Inc. and Stockholder (incorporated by reference to Exhibit 2.2 to Registrant’s Form 8-K filed June 28, 2007)

3.01	Unofficial Restated Articles of Incorporation of Registrant (as amended through April 24, 2002) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002).

3.01(b)	Articles of Amendment to Articles of Incorporation of Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended August 31,2003).

3.01(c)	Articles of Merger effective as of March 20, 2006 (incorporated by reference to Exhibit 3.01(c) to the Registrant’s Current Report on Form 8-K filed on March 21, 2006).

3.01(d)	Articles of Amendment to Articles of Incorporation of Registrant dated March 31, 2006 (incorporated by reference to Exhibit 3.01(d) to Registrant’s Form 8-K filed April 3, 2006).

3.01(e)	Certificate of Designation, Rights and Preferences of the Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Minnesota on August 7, 2006 (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed August 7, 2006).

3.01(f)	Statement of Cancellation of the Statement Fixing the Rights and Preferences of the Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Minnesota on April 3, 2007 (incorporated by reference to Exhibit 3.01(f) to Registrant’s Form 8-K filed April 6, 2007).

10.127(c)	Amendment to Employment Agreement dated June 26, 2007 by and between Web.com, Inc. and Jeffrey M. Stibel (incorporated by reference to Exhibit 10.127(c) to Registrant’s Form 8-K filed June 28, 2007).

Exhibit	Description

10.159	Employment Agreement dated June 26, 2007 by and between Web.com, Inc. and Gonzalo Troncoso (incorporated by reference to Exhibit 10.159 to Registrant’s Form 8-K filed June 28, 2007).

10.160	Employment Agreement dated June 26, 2007 by and among Web.com, Inc. and Judith Hackett (incorporated by reference to Exhibit 10.160 to Registrant’s Form 8-K filed June 28, 2007).

10.161	Second Amendment to Services Agreement between Web.com, Inc. and Dex Media, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Web.com, Inc., hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Web.com, Inc.

(Registrant)

Dated: August 8, 2007	/s/ Gonzalo Troncoso

Gonzalo Troncoso
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)